Form 10-Q
period 1999-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 1999-05-17
CIK 930810

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

                Commission file number: 1-13762



                 RECKSON OPERATING PARTNERSHIP, L.P.
     (Exact name of registrant as specified in its charter)


Delaware                                             11-3233647
(State other jurisdiction of incorporation         (IRS. Employer
of organization)                                   Identification Number)

225 Broadhollow Road, Melville, NY                                 11747
(Address of principal executive office)                         (zip code)

                         (516) 694-6900
      (Registrant's telephone number including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No

                   RECKSON OPERATING PARTNERSHIP, L.P.
                           QUARTERLY REPORT
               FOR THE THREE MONTHS ENDED MARCH 31, 1999
                             TABLE OF CONTENTS



INDEX

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of March 31, 1999 and December
          31, 1998 .....................................................    2

          Consolidated Statements of Income for the three months ended
          March 31, 1999 and 1998 ......................................    3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 ................................    4

          Notes to the Consolidated Financial Statements ...............    5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ........................................   13

Item 3.   Quantitative and Qualitative Disclosures abour Market Risk ...   24


PART II   OTHER INFORMATION


Item 1.   Legal Proceedings                                                25
Item 2.   Changes in Securities                                            25
Item 3.   Defaults Upon Senior Securities                                  25
Item 4.   Submission of Matters to a Vote of Securities Holders            25
Item 5.   Other Information                                                25
Item 6.   Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                 25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             Reckson Operating Partnership, L.P.
                               Consolidated Balance Sheets
                       (Dollars in thousands, except for share amounts)
                                                             March 31,        December 31,
                                                             1999            1998
                                                            --------------  --------------
                                                                   (Unaudited)
Assets
Commercial real estate properties, at cost
   Land                                                     $     213,410   $     212,540
   Buildings and improvements                                   1,391,893       1,372,549
Developments in progress:
   Land                                                            74,889          69,143
   Development costs                                               81,497          82,901
Furniture, fixtures and equipment                                   6,250           6,090
                                                            --------------  --------------
                                                                1,767,939       1,743,223
Less accumulated depreciation                                    (172,649)       (159,049)
                                                            --------------  --------------
                                                                1,595,290       1,584,174
Investments in real estate joint ventures                          18,492          15,104
Investment in mortgage notes and notes receivable                 106,288          99,268
Cash and cash equivalents                                          13,178           2,228
Tenant receivables                                                  2,254           5,159
Investments in and advances to affiliates                          61,566          53,154
Deferred rent receivable                                           24,309          22,526
Prepaid expenses and other assets                                  55,451          46,372
Contract and land deposits and pre-acquisition costs                1,620           2,253
Deferred lease and loan costs                                      30,454          24,282
                                                            --------------  --------------
Total Assets                                                $   1,908,902   $   1,854,520
                                                            ==============  ==============
Liabilities
Mortgage notes payable                                      $     254,246   $     253,463
Unsecured credit facility                                         180,100         465,850
Unsecured term loan                                                75,000          20,000
Senior unsecured notes                                            449,262         150,000
Accrued expenses and other liabilities                             36,752          48,384
Distributions payable                                              19,482          19,663
Affiliate payables                                                  1,127           2,395
                                                            --------------  --------------
Total Liabilities                                               1,015,969         959,755
                                                            --------------  --------------
Commitments and other comments                                        ---             ---

Minority interests in consolidated partnerships                    52,657          52,173
                                                            --------------  --------------
PARTNERS' CAPITAL

Preferred Capital, 9,234,518 and 9,234,518 units
  outstanding, respectively                                       263,126         263,126
General Partner's Capital, 40,066,964 and
  40,035,419 units outstanding, respectively                      484,037         485,341
Limited Partners' Capital, 7,709,405 and 7,764,630
  units outstanding, respectively                                  93,113          94,125
                                                            --------------  --------------
Total Partners' Capital                                           840,276         842,592
                                                            --------------  --------------
Total Liabilities and Partners' Capital                     $   1,908,902   $   1,854,520
                                                            ==============  ==============

See accompanying notes to financial statements.

                               Reckson Operating Partnership, L.P.
                                Consolidated Statements of Income
                  (Unaudited and in thousands, except per share and share amounts)
                                                              Three Months Ended March 31,
                                                            --------------------------------
                                                                  1999             1998
                                                            ---------------  ---------------
Revenues:
Base rents                                                  $       62,093   $       47,034
Tenant escalations and reimbursements                                8,542            6,052
Equity (loss) in earnings of service companies                         166             (259)
Equity in earnings of real estate joint ventures                       211              100
Interest income on mortgage notes and
  notes receivable                                                   2,808            1,681
Investment and other income                                          2,287              454
                                                            ---------------  ---------------
Total Revenues                                                      76,107           55,062
                                                            ---------------  ---------------
Expenses:
Property operating expenses                                         12,398            9,620
Real estate taxes                                                   10,101            8,003
Ground rents                                                           409              413
Marketing, general and administrative                                4,074            3,306
Interest                                                            13,943           10,527
Depreciation and amortization                                       15,091           10,806
                                                            ---------------  ---------------
Total Expenses                                                      56,016           42,675
                                                            ---------------  ---------------
Income before distributions to preferred unit
  holders and minority interests'                                   20,091           12,387
Preferred unit distributions                                        (5,041)             ---
Minority partners' interest in consolidated
  partnerships income                                               (1,168)            (561)

                                                            ---------------  ---------------
Net income available to common unit holders                 $       13,882   $       11,826
                                                            ===============  ===============
Net Income:
  General Partner                                           $       11,641   $        9,835
  Limited Partners'                                                  2,241            1,991
                                                            ---------------  ---------------
Total                                                       $       13,882   $       11,826
                                                            ===============  ===============

Net income per common  unit:
  General Partner                                           $         0.29   $         0.26
  Limited Partners'                                         $         0.29   $         0.26

Weighted average common units outstanding:
  General Partner                                               40,049,079       38,182,577
  Limited Partners'                                              7,710,399        7,709,228

See accompanying notes to financial statements.

                                           Reckson Operating Partnership, L.P
                                          Consolidated Statement of Cash Flows
                                              (Unaudited and in thousands)
                                                                  Three Months Ended March 31,
                                                                 ------------------------------
                                                                     1999              1998
                                                                 ------------      ------------
Cash Flows From Operating Activities:
 Net Income available to common unitholders                     $     13,882      $     11,826
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                    15,091            10,806
     Minority partners' interests in consolidated
        partnerships                                                   1,168               561
    Gain on sale of securities                                           ---               (43)
    Distribution from a real estate joint venture                        ---               126
    (Equity) loss in earnings of service companies                      (166)              259
    (Equity) in earnings of real estate joint ventures                  (211)             (100)
Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                 (7,706)           (3,141)
    Tenant receivables                                                 2,905               993
    Deferred rents receivable                                         (1,783)           (1,526)
    Escrow reserves                                                     (901)              ---
    Accrued expenses and other liabilities                            (8,475)           13,857
                                                                -------------     -------------
    Net cash provided by operating activities                         13,804            33,618
                                                                -------------     -------------
Cash Flows from Investing Activities:
    Purchases of commercial real estate properties                    (6,610)         (251,028)
    Interest receivables                                                (850)            1,246
    Investment in mortgage notes and notes receivable                 (6,170)            7,495
   (Increase) decrease in contract deposits
      and pre-acquisition costs                                          520            (7,590)
    Additions to commercial real estate properties                   (17,610)           (5,743)
    Payment of leasing costs                                          (4,226)             (948)
    Additions to furniture, fixtures and equipment                       (85)             (328)
    Investments in real estate joint ventures                         (3,177)             (201)
    Investment in service companies                                      ---               565
    Proceeds from sales of property and securities                       ---               809
                                                                -------------     -------------
    Net cash used in investing activities                            (38,208)         (255,723)
                                                                -------------     -------------
Cash Flows from Financing Activities:
    Principal payments on secured borrowings                            (867)             (566)
    Proceeds from issuance of senior unsecured
      notes net of issuance costs                                    299,262               ---
    Payment of loan costs                                             (2,606)              (10)
     Investments in and advances to affiliates                        (8,299)            6,889
    Proceeds from unsecured credit facilities                            ---           173,524
    Principal payments on unsecured credit facilities               (285,750)              ---
    Proceeds from term loan                                           55,000               ---
    Contributions                                                        471            37,472
    Distributions                                                    (21,173)          (14,515)
    Distributions to minority partners' in
      consolidated partnerships                                         (684)             (463)
                                                                -------------     -------------
    Net cash provided by  financing activities                        35,354           202,331
                                                                -------------     -------------
   Net (decrease) increase in cash and
     cash equivalents                                                 10,950           (19,774)
Cash and cash equivalents at beginning of period                       2,228            21,676
                                                                -------------     -------------
Cash and cash equivalents at end of period                      $     13,178      $      1,902
                                                                =============     =============

See accompanying notes to financial statements.

                    Reckson Operating Partnership, L. P.
               Notes to the Consolidated Financial Statements
                            March 31, 1999
                              (unaudited)

     1.   Organization and Formation of the Operating Partnership

     Reckson Operating Partnership, L. P. (The "Operating Partnership") commenced operations on June 2, 1995 and is the successor to the operations of the Reckson Group. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self administered and self managed Real Estate Investment Trust ("REIT"). During June, 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest.

     The Operating Partnership executed various option and purchase agreements whereby it issued 2,758,960 units in the Operating Partnership ("Units") to the continuing investors and assumed approximately $163 million (net of the Omni mortgages) of indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

     As of March 31, 1999, the Operating Partnership owned and operated 73 office properties comprising approximately 10.1 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). In addition, the Operating Partnership owned or had contracted to acquire approximately 1,012 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Operating Partnership can develop approximately 9.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $46.8 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of March 31, 1999, the Company had advanced $34.7 million under the RSI facility all of which is outstanding. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of March 31, 1999, approximately $24 million had been invested through the RSVP Commitment, of which $13.3 million represents RSVP controlled joint venture REIT-qualified investments and $10.7 million represents advances to RSI under the RSVP Commitment. Such amounts have been included in investment in real estate joint ventures and investments in and advances to affiliates, respectively, on the accompanying balance sheets. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Operating Partnership and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

       On January 6, 1998, the Operating Partnership made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Operating Partnership has agreed to invest up to $150 million in RMI. As of March 31, 1999, the Operating Partnership has invested approximately $95.5 million for an approximate 72.2% controlling interest. In addition, at March 31, 1999, the Operating Partnership had advanced approximately $32.8 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI. Such amounts have been included in investment in mortgage notes and notes receivable on the accompanying balance sheets.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). Tower owns and operates office properties located in New York City, Florida and Arizona. (See Note 9)

Basis of Presentation

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at March 31, 1999 and December 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998 respectively. The Operating Partnership's investments in Metropolitan, RMI and Omni Partners, L.P. ("Omni"), are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to RSI. Additionally, the operating results of RSI were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in RSI to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at March 31, 1999 represent an approximate 27.8% interest in RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.


     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto for the year ended December 31, 1998 included in the Operating Partnership's Form S-3 filed on March 11, 1999 with the SEC.

     During 1997 the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Operating Partnership's financial position or results of operations. Additionally in June 1997, the FASB also issued Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is Reckson Operating Partnership, L. P. effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Operating Partnership's financial position or results of operations, but did affect the disclosure of segment information. See Note 7.

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Mortgage Notes Payable

     As of March 31, 1999, the Operating Partnership had approximately $254.2 million of fixed rate mortgage notes which mature at various times between 1999 and 2012. The notes are secured by 22 properties and one parcel of land and have a weighted average interest rate of approximately 7.8%.


3.     Unsecured Credit Facility and Unsecured Term Loan

     As of March 31, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Operating Partnership. Upon the Operating Partnership receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. On March 16, 1999 the Operating Partnership received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Credit Facility replaced and restructured the Operating Partnership's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $293.8 million (net of $26.1 million of outstanding undrawn letters of credit).

     As of March 31, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At March 31, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

4.     Senior Unsecured Notes

     As of March 31, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

     Issuance      Face Amount    Coupon Rate      Term         Maturity
  --------------  -------------   ------------  ----------   ---------------
  August 27, 1997 $    150,000      7.20%        10 years    August 28, 2007
  March 26, 1999  $    100,000      7.40%         5 years    August 15, 2004
  March 26, 1999  $    200,000      7.75%        10 years    March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the five year and 10 year Senior Unsecured Notes issued on March 26, 1999 were issued at a discount of $172,000 and $566,000, respectively.

     Net proceeds of approximately $297.4 million received from the issuance of the March 26, 1999 Senior Unsecured Notes were used to repay outstanding borrowings under the Credit Facility.

5.   Partners' Capital

     Net income per common partnership unit is determined by allocating net income after preferred distributions to the general and limited partners' based on their weighted average common partnership units outstanding during the respective periods presented.

     Holders of preferred units of limited partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

     Holders of preferred units of general partnership interest are entitled to distributions based on an annual distribution rate of 7.625%.

6.   Commercial Real Estate Investments

     During the three months ended March 31, 1999, the Operating Partnership purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million which allows for approximately 1.1 million square feet of future development opportunities. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million which allows for approximately 1,000,000 square feet of future development opportunities.

     7.   Segment Disclosure

     The Operating Partnership's portfolio consists of Class A suburban office and industrial properties located in the Tri-State Area. In addition the Operating Partnership's portfolio also includes 23 industrial properties owned by RMI. Each of the divisions and RMI have a managing director who reports directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers ("CODM") because of their final authority over resource allocation decisions and performance assessment.

     The CODM evaluates the operating performance of these divisions based on geographic area. In addition, as the Operating Partnership expects to meet its short term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures as required by SFAS 131 for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                   March 31, 1999
                                          ---------------------------------------------------------------------------------------
                                           Long        West-       New         Southern                              Consolidated
                                           Island      chester     Jersey      Conn.         RMI           Other      Total
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Revenues:
  Base rents                              $  26,812   $  14,255   $  10,772   $     6,397   $     3,857   $     ---   $   62,093
  Tenant escalations and
    reimbursements                            3,203       2,303       1,387           893           756         ---        8,542
  Equity in earnings of real
    estate joint ventures                       ---         ---         ---           ---           ---         211          211
  Equity in earnings of service
    companies                                   ---         ---         ---           ---           ---         166          166
  Interest income on mortgage
    notes and notes receivable                  ---         ---         ---           ---           ---       2,808        2,808
  Other income                                   53           3           7             6             2       2,216        2,287
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Revenues                               30,068      16,561      12,166         7,296         4,615       5,401       76,107
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Expenses:
  Property operating expenses                 5,003       3,823       1,864         1,570           138         ---       12,398
  Real estate taxes                           5,406       2,107       1,388           587           613         ---       10,101
  Ground rents                                  396         ---          13           ---           ---         ---          409
  Marketing, general and
    administrative                            1,799         981         665           497           131           1        4,074
  Interest                                    2,435       1,146           4           974           277       9,107       13,943
  Depreciation and amortization               6,245       3,004       2,141         1,391         1,080       1,230       15,091
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Expenses                               21,284      11,061       6,075         5,019         2,239      10,338       56,016
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Income before preferred
  dividends and distributions
  and minority interests's                $   8,784   $   5,500   $   6,091   $     2,277   $     2,376   $  (4,937)  $   20,091
                                          ==========  ==========  ==========  ============  ============  ==========  ===========
Total Assets                              $ 523,486   $ 404,988   $ 335,651   $   170,961   $   159,873   $ 313,943   $1,908,902
                                          ==========  ==========  ==========  ============  ============  ==========  ===========

                                                                   March 31, 1998
                                          ---------------------------------------------------------------------------------------
                                           Long        West-       New         Southern                                Consolidat
                                           Island      chester     Jersey      Conn.         RMI           Other       Total
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Revenues:
  Base rents                              $  24,257   $   8,923   $   6,709   $     4,451   $     2,694   $     ---   $   47,034
  Tenant escalations and
    reimbursements                            3,046         964         751           760           531         ---        6,052
  Equity in earnings of real
    estate joint ventures                       ---         ---         ---           ---           ---         100          100
  Equity in loss of service
    companies                                   ---         ---         ---           ---           ---        (259)        (259)
  Interest income on mortgage
    notes and notes receivable                  ---         ---         ---           ---           ---       1,681        1,681
  Other income                                   28           1           4           ---           ---         421          454
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Revenues                               27,331       9,888       7,464         5,211         3,225       1,943       55,062
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Expenses:
  Property operating expenses                 5,134       2,395         780         1,234            77         ---        9,620
  Real estate taxes                           4,894       1,351         808           485           465         ---        8,003
  Ground rents                                  413         ---         ---           ---           ---         ---          413
  Marketing, general and
    administrative                            1,775         359         288           309           100         475        3,306
  Interest                                    2,324         162         ---           986           255       6,800       10,527
  Depreciation and amortization               5,254       1,796       1,463           832           757         704       10,806
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Total Expenses                               19,794       6,063       3,339         3,846         1,654       7,979       42,675
                                          ----------  ----------  ----------  ------------  ------------  ----------  -----------
Income before preferred
  dividends and distributions
  and minority interests's                $   7,537   $   3,825   $   4,125   $     1,365   $     1,571   $  (6,036)  $   12,387
                                          ==========  ==========  ==========  ============  ============  ==========  ===========

8.    Non-Cash Investing and Financing Activities (in thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                 --------------------------------
                                                                        1999             1998
                                                                 ---------------  ---------------
Cash paid during the period for interest                         $       13,329   $        7,957
                                                                 ===============  ===============
Interest capitalized during the period                           $        2,311   $        1,524
                                                                 ===============  ===============


9.    Commitments and Other Comments

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

     Prior to the execution of the Initial Merger Agreement, Metropolitan identified certain potential tax issues regarding Tower's operations. Metropolitan entered into the Initial Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Initial Merger Agreement at that time. Metropolitan, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan, the Company and Crescent willfully breached the Initial Merger Agreement. Tower, in the complaint, was seeking declaratory and other relief, including damages of not less than $75 million and specific performance by Metropolitan, the Company and Crescent of their obligations under the Initial Merger Agreement.

     On December 8, 1998, the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and
(ii)75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan.
The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

     Pursuant to the terms of the Revised Merger Agreement, holders of shares of outstanding common stock of Tower ("Tower Common Stock"), and outstanding units of limited partnership interest of Tower OP will have the option to elect to receive cash or shares of Class B Common Stock, subject to proration. Under the terms of the transaction, Metropolitan will effectively pay for each share of Tower Common Stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share and is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock. The Company's Board of Directors have recommended to the Company's stockholders the approval of a proposal to issue a number of shares of Class B Common Stock equal to 75% of the sum of (i) the number of outstanding shares of the Tower Common Stock and (ii) the number of Tower OP limited partnership units, in each case, at the effective time of the mergers. If the stockholders of the Company do not approve the issuance of the Class B Common Stock as proposed, the Revised Merger Agreement provides that approximately one-third of the consideration that was to be paid in the form of Class B Common Stock will be replaced by senior unsecured notes of the Operating Partnership, which notes will bear interest at the rate of 7% per annum and have a term of ten years. In addition, if the stockholders of the Company do not approve the issuance of Class B Common Stock as proposed and the Board of Directors of the Company withdraws or amends or modifies in any material respect its recommendation for, approval of such proposal, then the total principal amount of notes to be issued and distributed in the Merger will be increased by $15 million.

     Simultaneously with the execution of the Revised Merger Agreement, Metropolitan and Tower executed and consummated a stock purchase agreement (the "Series A Stock Purchase Agreement") pursuant to which Metropolitan purchased from Tower approximately 2.2 million shares of Series A Convertible Preferred Stock, par value $.01 per share, of Tower (the "Tower Preferred Stock"), for an aggregate purchase price of $40 million, $30 million of which was funded through a capital contribution by the Company to Metropolitan and which is included in prepaid expenses and other assets on the accompanying balance sheet. The Tower Preferred Stock has a stated value of $18.44 per share and is convertible by Metropolitan into an equal number of shares of Tower Common Stock at anytime after the termination, if any, of the Revised Merger Agreement, subject to
customary antidilution adjustments.   The Tower Preferred Stock is entitled to
receive dividends equivalent to those paid on the Tower Common Stock. If the Revised Merger Agreement is not consummated and a court of competent jurisdiction issues a final, non-appealable judgment determining that the Company and Metropolitan are obligated to consummate the Merger but have failed to do so, or determining that the Company and Metropolitan failed to use their reasonable best efforts to take all actions necessary to cause certain closing conditions to be satisfied, Metropolitan is obligated to return to Tower $30 million of the Series A Preferred Stock.

     Immediately prior to the execution of the Revised Merger Agreement and consummation of the Series A tock Purchase Agreement, the Company and Crescent executed the amended and restated operating agreement of Metropolitan (the "Metropolitan Operating Agreement") pursuant to which Crescent agreed to purchase a convertible preferred membership interest (the "Preferred Interest") in Metropolitan for an aggregate purchase price of $85 million. Ten million dollars of the purchase price was paid by Crescent to Metropolitan upon execution of the Metropolitan Operating Agreement to acquire the Tower Preferred Stock and the remaining portion is payable prior to the closing of the Merger and is expected to be used to fund a portion of the cash merger consideration. Upon closing of the Merger, Crescent's investment will accrue distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61.

     In connection with the revised transaction, Tower, the Company and Crescent have exchanged mutual releases for any claims relating to the Initial Merger Agreement.

     The Company has engaged brokers to, and anticipates that it will dispose of the Tower properties located outside the New York City metropolitan area. In addition, the Company has entered into an agreement to sell four of Tower's non-Class A New York City properties, comprising approximately 701,000 square feet, for approximately $84.5 million. The sale of the four properties is expected to be completed immediately prior to the completion of the merger.

          The Company and Tower have each scheduled special meetings of their stockholders for May 24, 1999 to consider approvals for the proposed merger.
In addition, the Company anticipates that to the extent the necessary approvals are attained at Tower's meeting of stockholders, the acquisition of Tower will close on or about such date. There can be no assurance that such approval will be obtained.


10.       Subsequent Events

     On May 10, 1999, the Operating Partnership announced that it had entered an agreement to acquire a first mortgage note secured by a 1.4 million square foot Class A office building located at 919 Third Avenue in New York City for a purchase price of approximately $277.5 million. In addition, the Company also announced that it had agreed to sell $150 million of convertible preferred stock which will be contributed to the Operating Partnership in exchange for convertible preferred units of general partnership interest. Both transactions are expected to close in early June 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L. P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Operating Partnership to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks, the ability to finance business opportunities and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Operating Partnership's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

Overview and Background

     The Operating Partnership, which commenced operations on June 2 1995, is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owns certain undeveloped land located in the New York Tri-State area. Reckson Associates Realty Corp. (the "Company"), is a self administered and self managed Real Estate Investment Trust ("REIT"), and serves as the sole general partner in the Operating Partnership. During June 1995 the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. As a result, the Operating Partnership owned or had an interest in 72 properties (including one joint venture property).

     As of March 31, 1999, the Operating Partnership owned and operated 73 office properties comprising approximately 10.1 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area. In addition, the Operating Partnership owned or had contracted to acquire approximately 1,012 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Operating Partnership can develop approximately 9.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $46.8 million in certain mortgage notes encumbering four Class A office properties encompassing approximately 577,000 square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). The Operating Partnership owned a 95% non voting common stock interest in RSI through June 10, 1998. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general
corporate purposes.   As of March 31, 1999, the Company had advanced $34.7
million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility.
As of March 31, 1999, approximately $24 million had been invested through the RSVP Commitment, of which $13.3 million represents RSVP-controlled joint venture REIT-qualified investments and $10.7 million represents advances to RSI under
the RSVP Commitment.   Such amounts have been included in investment in real
estate joint ventures and investments in and advances to affiliates, respectively, on the Operating Partnership's balance sheets. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Operating Partnership and its tenants and third parties. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     The Operating Partnership and RSI have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, RSI granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to RSI. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of RSI, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of RSI's interest.

     Under the Reckson Intercompany Agreement, the Operating Partnership granted RSI a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. RSI will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by RSI to third parties. In addition, the Operating Partnership will give RSI access to its tenants with respect to commercial services that may be provided to such tenants and,under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted RSI a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

       On January 6, 1998, the Operating Partnership made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Operating Partnership has agreed to invest up to $150 million in RMI. As of March 31, 1999, the Operating Partnership has invested approximately $95.5 million for an approximate 72.2% controlling interest. In addition, at March 31, 1999, the Operating Partnership had advanced approximately $32.8 million to the Morris Companies primarily to fund certain construction costs related to development properties to be contributed to RMI.

     On August 27, 1998 the Company announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Company. The Venture will engage primarily in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by a subsidiary of the Company ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Company.
During the three months ended March 31, 1999, the Company's subsidiary made additional capital contributions totaling approximately $3.2 million for a total investment of approximately $13.3 million. The Company's subsidiary funded its capital contributions through the RSVP Commitment. In addition, during 1998, the Company advanced approximately $2.9 million to RSI through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent"). Pursuant to a merger agreement executed on July 9, 1998 and amended and restated on August 11, 1998 (the "Initial Merger Agreement") between Metropolitan, the Company, Crescent and Tower Realty Trust Inc., a Maryland corporation ("Tower"), Metropolitan agreed, subject to the terms and conditions of the Merger Agreement, to purchase the common stock of Tower.

      Prior to the execution of the Initial Merger Agreement, Metropolitan identified certain potential tax issues regarding Tower's operations. Metropolitan entered into the Initial Merger Agreement only after Tower made detailed representations and warranties purporting to address these issues. In the course of due diligence, however, Metropolitan, the Company and Crescent discovered that these representations and warranties may not be correct and discussed these concerns with Tower, specifically advising Tower that they were not terminating the Initial Merger Agreement at that time. Metropolitan, the Company and Crescent invited Tower to respond to these concerns. However, on November 2, 1998, Tower filed a complaint in the Supreme Court of the State of New York alleging Metropolitan, the Company and Crescent willfully breached the Initial Merger Agreement. Tower, in the complaint, was seeking declaratory and other relief, including damages of not less than $75 million and specific performance by Metropolitan, the Company and Crescent of their obligations under the Initial Merger Agreement.

     On December 8, 1998,the Company, Metropolitan and Tower executed a revised merger agreement (the "Revised Merger Agreement"), pursuant to which Tower will be merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") will be merged with and into a subsidiary of Metropolitan. The consideration to be issued in the mergers will be comprised of (i) 25% cash and
(ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock"), or in certain circumstances described below, shares of Class B Common Stock and unsecured notes of the Operating Partnership. The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a preferred equity investment in Metropolitan.
The Revised Merger Agreement replaces the Initial Merger Agreement (which at that time was a 50/50 joint venture between the Company and Crescent) relating to the acquisition by Metropolitan of Tower for $24 per share.

     Pursuant to the terms of the Revised Merger Agreement, holders of shares of outstanding common stock of Tower ("Tower Common Stock"), and outstanding units of limited partnership interest of Tower OP will have the option to elect to receive cash or shares of Class B Common Stock, subject to proration. Under the terms of the transaction, Metropolitan will effectively pay for each share of Tower Common Stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share and is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock. The Company's Board of Directors have recommended to the Company's stockholders the approval of a proposal to issue a number of shares of Class B Common Stock equal to 75% of the sum of (i) the number of outstanding shares of the Tower Common Stock and (ii) the number of Tower OP limited partnership units, in each case, at the effective time of the mergers. If the stockholders of the Company do not approve the issuance of the Class B Common Stock as proposed, the Revised Merger Agreement provides that approximately one-third of the consideration that was to be paid in the form of Class B Common Stock will be replaced by senior unsecured notes of the Operating Partnership, which notes will bear interest at the rate of 7% per annum and have a term of ten years. In addition, if the stockholders of the Company do not approve the issuance of Class B Common Stock as proposed and the Board of Directors of the Company withdraws or amends or modifies in any material respect its recommendation for, approval of such proposal, then the total principal amount of notes to be issued and distributed in the Merger will be increased by $15 million.

     Simultaneously with the execution of the Revised Merger Agreement, Metropolitan and Tower executed and consummated a stock purchase agreement (the "Series A Stock Purchase Agreement") pursuant to which Metropolitan purchased from Tower approximately 2.2 million shares of Series A Convertible Preferred Stock, par value $.01 per share, of Tower (the "Tower Preferred Stock"), for an aggregate purchase price of $40 million, $30 million of which was funded through a capital contribution by the Company to Metropolitan and which is included in prepaid expenses and other assets on the Company's balance sheet. The Tower Preferred Stock has a stated value of $18.44 per share and is convertible by Metropolitan into an equal number of shares of Tower Common Stock at anytime after the termination, if any, of the Revised Merger Agreement, subject to
customary antidilution adjustments.   The Tower Preferred Stock is entitled to
receive dividends equivalent to those paid on the Tower Common Stock. If the Revised Merger Agreement is not consummated and a court of competent jurisdiction issues a final, non-appealable judgment determining that the Company and Metropolitan are obligated to consummate the Merger but have failed to do so, or determining that the Company and Metropolitan failed to use their reasonable best efforts to take all actions necessary to cause certain closing conditions to be satisfied, Metropolitan is obligated to return to Tower $30 million of the Series A Preferred Stock.

     Immediately prior to the execution of the Revised Merger Agreement and consummation of the Series A Stock Purchase Agreement, the Company and Crescent executed the amended and restated operating agreement of Metropolitan (the "Metropolitan Operating Agreement") pursuant to which Crescent agreed to purchase a convertible preferred membership interest (the "Preferred Interest") in Metropolitan for an aggregate purchase price of $85 million. Ten million dollars of the purchase price was paid by Crescent to Metropolitan upon execution of the Metropolitan Operating Agreement to acquire the Tower Preferred Stock and the remaining portion is payable prior to the closing of the Merger and is expected to be used to fund a portion of the cash merger consideration. Upon closing of the Merger, Crescent's investment will accrue distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61.

     In connection with the revised transaction, Tower, the Company and Crescent have exchanged mutual releases for any claims relating to the Initial Merger Agreement.

     The Company has engaged brokers to, and anticipates that it will dispose of the Tower properties located outside the New York City metropolitan area. In addition, the Company has entered into an agreement to sell four of Tower's non-Class A New York City properties, comprising approximately 701,000 square feet, for approximately $84.5 million. The sale of the four properties is expected to be completed immediately prior to the completion of the merger.

     The Company and Tower have each scheduled special meetings of their stockholders for May 24, 1999 to consider approvals for the proposed merger. In addition, the Company anticipates that to the extent the necessary approval are attained at Tower's meeting of stockholders, the acquisition of Tower will close on or about such date. There can be no assurance that such approval will be obtained.

     On May 10, 1999, the Operating Partnership announced that it had entered an agreement to acquire a first mortgage note secured by a 1.4 million square foot Class A office building located at 919 Third Avenue in New York City for a purchase price of approximately $277.5 million which the Operating Partnership anticipates will be drawn, in part, from an advance under the Operating Partnership's unsecured credit facility. In addition, the Company also announced that it had agreed to sell $150 million of convertible preferred stock. Both transactions are expected to close in early June 1999.

     The market capitalization of the Operating Partnership at March 31, 1999 was approximately $2.2 billion. The Operating Partnership's market capitalization is calculated based on the value of the Operating Partnership's common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's common stock) and the stated values of the Operating Partnership's preferred units and the $934.2 million (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at March 31, 1999. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 1999 equaled approximately 42.7%.

Results of Operations

     The Operating Partnership's total revenues increased by $21  million or
38.2 % for the three months ended March 31, 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Operating Partnership's acquisition of 45 properties comprising approximately 7.0 million square feet and the development of two properties comprising approximately 147,000 square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $17.5 million or 33.1% for the three months ended March 31, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $1.7 million attributable to increases in rental rates and changes in occupancies and approximately $15.8 million attributable to the acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Operating Partnership's investments in mortgage notes and notes receivable. The Operating Partnership's base rent was increased by the impact of the straight-line rent adjustment by $1.4 million for the three months ended March 31, 1999 as compared to $1.5 million for the 1998 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $4.9 million or 27.0% for the three months ended March 31, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 1999 and 1998 were 67.6% and 66%, respectively. The increase in gross operating margins reflects increases realized in rental rates, the Operating Partnership's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, and increased ownership of net leased properties.

     Marketing, general and administrative expenses increased by $768,000 for the three months ended March 31, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in management and administrative costs associated with the growth of the Operating Partnership. Marketing, general and administrative expenses as a percentage of total revenues were 5.4 % for the three months ended March 31, 1999 as compared to 6.0% for the 1998 period.

     Interest expense increased by $3.4 million for the three months ended March 31, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Operating Partnership's Credit Facility and Term Loan. The weighted average balance outstanding on the Operating Partnership's Credit Facility and Term Loan was $506.8 million for the three months ended March 31, 1999 as compared to $316 million for the 1998 period.

Liquidity and Capital Resources

     In June 1995, in connection with the formation of the Company and the Operating Partnership, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for approximately 14.9 million common units of general partnership interest. During the three year period ended December 31, 1998, the Company contributed approximately $481.4 million in cash to the Operating Partnership in exchange for approximately 24.3 million common units of general partnership interest.

     During April 1998, the Company contributed approximately $221 million to the Operating Partnership in exchange for 9,200,000 Series A preferred units. The Series A preferred units have a liquidation preference of $25 per unit, a distribution rate of 7.625 % and are convertible to the Operating Partnership's common units at a conversion rate of .8769 common units for each preferred unit. Additionally, with the acquisition of six office properties and the remaining 50% interest in a 365,000 square foot vacant office building located in Westchester County, the Operating Partnership issued series B, C and D preferred
operating units in the amount of approximately $42.5 million.   The series B, C
and D preferred units have a current distribution rate of 6.25% and are convertible to common units at conversion prices of approximately $32.51, $29.39 and $29.12, respectively for each preferred unit.

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

     As of March 31, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 112.5 basis points to 137.5 basis points based on the leverage ratio of the Operating Partnership. Upon the Operating Partnership receiving an investment grade rating on its senior unsecured debt by two rating agencies, the pricing is adjusted based off of LIBOR plus a scale ranging from 65 basis points to 90 basis points depending upon the rating. On March 16, 1999 the Operating Partnership received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Credit Facility replaced and restructured the Operating Partnership's existing $250 million unsecured credit facility and $200 million unsecured bridge facility. The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $293.8 million (net of $26.1 million of outstanding undrawn letters of credit).

     As of March 31, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At March 31, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

     The Operating Partnership's indebtedness at March 31, 1999 totaled $934.2 million (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $176.4 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $233.5 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $2.2 billion at March 31, 1999 (calculated based on the value of the Operating Partnership's common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's common stock), the stated value of the Operating Partnership's preferred units), the Operating Partnership's debt represented approximately 42.7% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility and Term Loan previously discussed. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Operating Partnership. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENTS AND LEASING COMMISSIONS

The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Company's office and industrial properties for the three month period ended March 31, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Capital Expenditures
                                                                                                     Three
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    March 31,
                                       1995         1996         1997         1998      Average      1999
                                  ------------------------------------------------------------------------------
Office Properties
     Total                           $364,545     $375,026   $1,108,675   $2,004,976     $963,305      $443,726
     Per Square Foot                     0.19         0.13         0.22         0.23         0.19          0.05

Industrial Properties
     Total                           $290,457     $670,751     $733,233   $1,205,266     $724,927      $197,800
     Per Square Foot                     0.08         0.18         0.15         0.12         0.13          0.02

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                     Three
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    March 31,
                                         1995         1996         1997         1998    Average      1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
     Tenant Improvements             $452,057     $523,574     $784,044   $1,140,251     $724,982      $117,592
     Per Square Foot Improved            4.44         4.28         7.00         3.98         4.92          2.77
     Leasing Commissions             $144,925     $119,047     $415,822     $418,191     $274,496       $24,956
     Per Square Foot Leased              1.42         0.97         4.83         1.46         2.17          0.59
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $5.86        $5.25       $11.83        $5.44        $7.09         $3.36
                                  ============ ============ ============ ============ ============ =============


Westchester Office Properties
     Tenant Improvements              N/A         $834,764   $1,211,665     $711,160     $961,413      $257,006
     Per Square Foot Improved         N/A             6.33         8.90         4.45         6.67          4.48
     Leasing Commissions              N/A         $264,388     $366,257     $286,150     $326,204       $96,672
     Per Square Foot Leased           N/A             2.00         2.69         1.79         2.24          1.69
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A            $8.33       $11.59        $6.24        $8.91         $6.17
                                  ============ ============ ============ ============ ============ =============

Connecticut Office Properties <F1>
     Tenant Improvements              N/A          $58,000   $1,022,421     $202,880     $570,356        $9,400
     Per Square Foot Improved         N/A            12.45        13.39         5.92         9.66          5.00
     Leasing Commissions              N/A               $0     $256,615     $151,063     $181,190       $10,810
     Per Square Foot Leased           N/A             0.00         3.36         4.41         3.89          5.75
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A           $12.45       $16.75       $10.33       $13.55        $10.75
                                  ============ ============ ============ ============ ============ =============

New Jersey Office Properties
     Tenant Improvements              N/A          N/A          N/A         $654,877     $654,877       $35,661
     Per Square Foot Improved         N/A          N/A          N/A             3.78         3.78          2.24
     Leasing Commissions              N/A          N/A          N/A         $396,127     $396,127       $44,263
     Per Square Foot Leased           N/A          N/A          N/A             2.08         2.08          2.33
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A          N/A          N/A            $5.86        $5.86         $4.57
                                  ============ ============ ============ ============ ============ =============

Industrial Properties
     Tenant Improvements             $210,496     $380,334     $230,466     $283,842     $276,285      $120,797
     Per Square Foot Improved            0.90         0.72         0.55         0.76         0.73          0.77
     Leasing Commissions             $107,351     $436,213      $81,013     $200,154     $206,183      $101,144
     Per Square Foot Leased              0.46         0.82         0.19         0.44         0.48          0.65
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $1.36        $1.54        $0.74        $1.20        $1.21         $1.42
                                  ============ ============ ============ ============ ============ =============

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of March 31, 1999:

Long Island Office Properties (excluding Omni):
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     29      100,940          3.6%      $20.97       $22.67
2000                     43      261,463          9.2%      $21.67       $23.36
2001                     38      182,621          6.4%      $22.14       $24.03
2002                     34      267,982          9.5%      $22.35       $24.04
2003                     52      328,196         11.6%      $21.81       $23.17
2004                     30      205,908          7.2%      $22.74       $25.52
2005 and thereafter      76    1,487,111         52.5%         ---          ---
                     ------- ------------ ------------
Total                   302    2,834,221        100.0%
                     ======= ============ ============

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                   ---           ---          ---          ---          ---
2000                      4       60,316         10.3%      $31.71       $36.60
2001                      4       32,680          5.6%      $27.36       $33.51
2002                      4      129,351         22.2%      $24.78       $27.11
2003                      5       72,530         12.4%      $29.56       $29.59
2004                      4      112,414         19.3%      $25.96       $33.08
2005 and thereafter       7      176,358         30.2%         ---          ---
                     ------- ------------ ------------
Total                    28      583,649        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     31      384,916          7.1%       $7.78        $5.95
2000                     30    1,105,940         20.3%       $4.84        $5.19
2001                     33      916,798         16.8%       $5.86        $6.80
2002                     25      151,396          2.8%       $6.60        $7.36
2003                     31      726,459         13.3%       $5.26        $6.06
2004                     23      506,458          9.3%       $6.59        $7.15
2005 and thereafter      33    1,664,889         30.4%         ---          ---
                     ------- ------------ ------------
Total                   206    5,456,856        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      9       98,324          7.7%       $8.10        $8.90
2000                      7      111,040          8.7%       $8.20        $8.58
2001                      7       96,120          7.5%      $11.61       $12.43
2002                      3       67,967          5.3%      $10.54       $13.09
2003                      4      271,042         21.2%       $5.38        $5.25
2004                      6      105,303          8.2%      $11.94       $13.20
2005 and thereafter      10      530,321         41.4%         ---          ---
                     ------- ------------ ------------
Total                    46    1,280,117        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     35      173,522          6.2%      $18.65       $19.00
2000                     47      478,385         17.1%      $23.14       $22.95
2001                     46      334,819         12.0%      $21.77       $21.82
2002                     45      434,562         15.5%      $20.79       $20.20
2003                     35      245,108          8.8%      $21.80       $22.93
2004                     18      104,457          3.7%      $20.00       $20.21
2005 and thereafter      36    1,024,317         36.7%         ---          ---
                     ------- ------------ ------------
Total                   262    2,795,170        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     12       26,500          2.5%      $22.81       $22.99
2000                     27      114,569         11.1%      $22.14       $22.51
2001                     21      100,942          9.7%      $24.01       $25.05
2002                     16       93,788          9.1%      $26.96       $28.17
2003                     16       99,052          9.6%      $31.71       $32.46
2004                     15      201,091         19.4%      $20.77       $21.29
2005 and thereafter      23      399,020         38.6%         ---          ---
                     ------- ------------ ------------
Total                   130    1,034,962        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13      195,326         11.2%      $18.43       $19.86
2000                     37      331,347         18.9%      $22.50       $22.63
2001                     24      272,182         15.6%      $18.02       $18.04
2002                     19      164,874          9.4%      $19.99       $20.11
2003                     18      327,593         18.7%      $18.11       $18.13
2004                     11      112,259          6.4%      $21.83       $21.67
2005 and thereafter      16      345,796         19.8%         ---          ---
                     ------- ------------ ------------
Total                   138    1,749,377        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Reckson / Morris Industrial
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      8      465,286         15.3%       $4.02        $4.10
2000                      6      173,768          5.7%       $5.14        $5.31
2001                      1      243,751          8.0%       $7.50        $7.69
2002                      1      610,949         20.1%       $3.75        $3.96
2003                      4      195,416          6.4%       $4.49        $4.78
2004                      4      143,790          4.7%       $4.58        $5.19
2005 and thereafter       8    1,211,594         39.8%         ---          ---
                     ------- ------------ ------------
Total                    32    3,044,554        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Inflation

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will generally be offset by contractual rent increases and expense escalations described above.

     The Credit Facility and Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

Impact of Year 2000

     Some of the Operating Partnership's older computer programs were written
using two digits rather than four to define the applicable year.   As a result,
those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

     The Operating Partnership has completed an assessment to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Currently, the entire property management system is year 2000 compliant and has been thoroughly tested. Since the Operating Partnership's accounting software is maintained and supported by an unaffiliated third party, the total year 2000 project cost as it relates to the accounting software is estimated to be minimal.

     The year 2000 project is estimated to be completed not later than July 31, 1999, which is prior to any anticipated impact on its operating systems. Additionally, the Operating Partnership has received assurances from its contractors that all of the Operating Partnership's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Operating Partnership cannot guarantee that all contractors will comply with their assurances and therefore, the Operating Partnership may not be able to determine year 2000 compliance of those contractors. At that time, the Operating Partnership will determine the extent to which the Operating Partnership will be able to replace non compliant
contractors.   The Operating Partnership believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Operating Partnership.

     To date, the Operating Partnership has expended approximately $750,000 and expects to expend an additional $500,000 dollars in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Operating Partnership believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In a "worst case scenario", the Operating Partnership believes that failure of the building management and mechanical systems to operate properly would result in inconveniences to the building tenants which might include no elevator service, lighting or entry and egress. In this case, the management of the Operating Partnership would manually override such systems in order for normal operations to resume. Additionally, in a "worst case scenario" of the failure of the third party to deliver, on a timely basis, the necessary upgrades to the accounting software, the Operating Partnership would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented.

     If the Operating Partnership is not successful in implementing their year 2000 compliance plan, the Operating Partnership may suffer a material adverse impact on their consolidated results of operations and financial condition. Because of the importance of addressing the year 2000 issue, the Operating Partnership expects to develop contingency plans if they determine that the compliance plans will not be implemented by July 31, 1999.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                   Three  Months Ended March 31,
                                                  -------------------------------
                                                       1999              1998
                                                  -------------     -------------
Net Income                                        $     13,882      $     11,826
Adjustment for Funds FromOperations:
Add:
Real Estate Depreciation and Amortization               14,689            10,606
Minority interests in consolidated partnerships          1,168               561
Less:
Amount distributed to minority partners
  in consolidated partnerships                           1,444               802
                                                  -------------     -------------
Funds From Operations                             $     28,295      $     22,191
                                                  =============     =============
Weighted average units outstanding                      47,759            45,892
                                                  =============     =============

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The primary market risk facing the Operating Partnership is interest rate risk on its long term debt, mortgage notes and notes receivable. The Operating Partnership does not hedge interest rate risk using financial instrument nor is the Operating Partnership subject to foreign currency risk.

     The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility or Term Loan until such time as it is able to retire the short-term variable rate debt with a long-term fixed rate debt offering on terms that are advantageous to the Operating Partnership or through general partner contributions.

     The following table sets forth the Operating Partnership's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 1999 (dollars in thousands):

                                   For the Year Ended December 31,
                           -------------------------------------------------
                            1999      2000      2001       2002      2003      Thereafter     Total<F1>   F.M.V
                           --------  --------  ---------  --------  --------  -------------  ---------  ----------
Long term debt:
     Fixed rate            $ 9,885   $32,131   $ 19,440   $14,587   $19,295   $    608,908   $704,246   $ 704,246
     Average interest rate   8.76%     7.38%      7.42%     7.81%     7.65%          7.61%      7.62%         ---

     Variable rate         $75,000   $   ---   $180,100   $   ---   $   ---   $        ---   $255,100   $ 255,100
     Average interest rate   7.06%       ---      6.98%       ---       ---            ---      7.00%         ---

<F1>
Includes unamortized issuance discounts of $738,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.6 million annual increase in interest expense based on approximately $255.1 million outstanding at March 31, 1999.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 1999 (dollars in thousands):

                                     For the Year Ended December 31,
                             ------------------------------------------------
                              1999      2000      2001      2002      2003      Thereafter     Total      F.M.V
                             --------  --------  --------  --------  --------  -------------  ---------  ----------
Mortgage notes and
notes receivable:
     Fixed rate              $81,720   $   ---   $   ---   $ 5,585   $   ---   $     16,990   $104,295   $ 104,295
     Average interest rate     9.56%       ---       ---    11.00%       ---         11.65%      9.98%         ---

     The fair value of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

Part II - Other Information

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and Use of Proceeds - None
Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
     a)  Exhibit 27 Financial Data Schedule
     b) During the three months ended March 31, 1999, the registrant filed the following reports:

                  Form 8 - K, dated March 26,1999. Announcing that the Operating Partnership agreed to sell $300 million aggregate principal amount of its senior unsecured notes.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   RECKSON OPERATING PARTNERSHIP, L.P.

                    BY: RECKSON ASSOCIATES REALTY CORP., its general partner

May 12, 1999                /s/   Scott H. Rechler
Date                        Scott H. Rechler, Chief Operating Officer

May 12, 1999                /s/   Michael Maturo
Date                        Michael Maturo, Executive Vice President,
                            Treasurer and Chief Financial Officer