Form 10-Q
period 1999-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 1999-08-16
CIK 930810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number: 1-13762



                       RECKSON OPERATING PARTNERSHIP, L.P.
             (Exact name of registrant as specified in its charter)


Delaware                                                             11-3233647
--------                                                             ----------
(State other jurisdiction of                                     (IRS. Employer
incorporation of organization)                           Identification Number)

225 Broadhollow Road, Melville, NY                                        11747
----------------------------------                                        -----
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

                                    Yes X No

                      RECKSON OPERATING PARTNERSHIP, L. P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999

                               TABLE OF CONTENTS


INDEX                                                            PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

         Consolidated  Balance  Sheets as of June 30,
         1999 (unaudited) and December 31, 1998                    2

         Consolidated  Statements  of Income  for the
         three and six months ended June 30, 1999 and
         1998 (unaudited)                                          3

         Consolidated  Statements  of Cash  Flows for
         the six  months  ended  June  30,  1999  and
         1998 (unaudited)                                          4

         Notes   to   the   Consolidated    Financial
         Statements (unaudited)                                    5

Item 2.  Management's   Discussion  and  Analysis  of
         Financial    Condition    and   Results   of
         Operations

Item 3.  Quantitative  and  Qualitative   Disclosures
         about Market Risk

--------------------------------------------------------------------------------
PART II. OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1.  Legal Proceedings
Item 2.  Changes in Securities and use of proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Securities
         Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on form 8-K
--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         Reckson Operating Partnership, L.P.
                             Consolidated Balance Sheets
                  (Dollars in thousands, except for share amounts)
                                                        June 30,        December 31,
                                                         1999              1998
                                                      -----------       -----------
                                   (unaudited)
Assets
Commercial real estate properties, at cost
   Land                                               $   289,191       $   212,540
   Buildings and improvements                           1,835,625         1,372,549
Developments in progress:                                                       ---
   Land                                                    75,354            69,143
   Development costs                                       71,613            82,901
Real estate held for sale                                 221,703               ---
Furniture, fixtures and equipment                           6,486             6,090
                                                      -----------       -----------
                                                        2,499,972         1,743,223
Less accumulated depreciation                            (189,482)         (159,049)
                                                      -----------       -----------
                                                        2,310,490         1,584,174
Investments in real estate joint ventures                  21,803            15,104
Investment in mortgage notes and notes
   receivable                                             341,666            99,268
Cash and cash equivalents                                  41,289             2,228
Tenant receivables                                          2,978             5,159
Investments in and advances to affiliates                  94,698            53,154
Deferred rent receivable                                   24,955            22,526
Prepaid expenses and other assets                          20,053            46,372
Contract and land deposits and
   pre-acquisition costs                                    2,118             2,253
Deferred lease and loan costs                              33,324            24,282
                                                      -----------       -----------
   Total Assets                                       $ 2,893,374       $ 1,854,520
                                                      ===========       ===========
Liabilities
Mortgage notes payable                                $   387,014       $   253,463
Unsecured credit facilities                               479,100           465,850
Unsecured term loan                                        75,000            20,000
Senior unsecured notes                                    449,279           150,000
Accrued expenses and other liabilities                     64,472            48,384
Distributions payable                                      24,915            19,663
Affiliate payables                                          1,157             2,395
                                                      -----------       -----------
   Total Liabilities                                    1,480,937           959,755
                                                      -----------       -----------
Commitments and other comments                                ---               ---

Minority interests in consolidated partnerships           127,506            52,173
                                                      -----------       -----------

PARTNERS' CAPITAL

Preferred Capital, 15,234,518  and 9,234,518
   units outstanding, respectively                        413,126           263,126
General Partner's Capital:
   Common units, 40,364,588 and 40,035,419
        units outstanding, respectively                   479,826           485,341
   Class B Common Units, 11,694,567 and 0 units
        outstanding, respectively                         300,539               ---
Limited Partners' Capital, 7,701,542 and
   7,764,630 units outstanding, respectively               91,440            94,125
                                                      -----------       -----------
   Total Partners' Capital                              1,284,931           842,592
                                                      -----------       -----------
        Total Liabilities and Partners' Capital       $ 2,893,374       $ 1,854,520
                                                      ===========       ===========

See accompanying notes to financial statements.

                                         Reckson Operating Partnership, L.P.
                                          Consolidated Statements of Income
                          (Unaudited and in thousands, except per share and share amounts)

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                    ------------------------------  -------------------------------
                                                          1999           1998           1999              1998
                                                    --------------  --------------  --------------  ---------------
Revenues:
Base rents                                           $     77,192    $     55,536    $    139,285    $     102,571
Tenant escalations and reimbursements                       8,586           7,061          17,129           13,113
Equity in earnings of real estate joint ventures              438             173             649              273
Equity in earnings of service companies                        74             651             240              392
Interest income on mortgage notes and notes
   receivable                                               1,910           1,773           4,718            3,453
Other                                                       2,646           1,073           4,932            1,527
                                                     ------------    ------------    ------------    -------------
   Total Revenues                                          90,846          66,267         166,953          121,329
                                                     ------------    ------------    ------------    -------------
Expenses:
Property operating expenses                                15,038          12,073          27,436           21,693
Real estate taxes                                          12,011           9,032          22,112           17,036
Ground rents                                                  490             432             898              845
Marketing, general and administrative                       4,550           3,639           8,624            6,943
Interest                                                   18,902          10,970          32,846           21,497
Depreciation and amortization                              19,127          12,457          34,218           23,264
                                                     ------------    ------------    ------------    -------------
   Total Expenses                                          70,118          48,603         126,134           91,278
                                                     ------------    ------------    ------------    -------------
Income before distributions to preferred unit
   holders and minority interests'                         20,728          17,664          40,819           30,051
Preferred unit distributions                               (5,989)         (4,168)        (11,031)          (4,168)
Minority partners' interest in consolidated
   partnerships income                                     (1,615)           (712)         (2,783)          (1,273)
                                                     ------------    ------------    ------------    -------------
Net income available to common unit holders          $     13,124    $     12,784    $     27,005    $      24,610
                                                     ============    ============    ============    =============
Net Income:
   General Partner - common units                    $      9,550    $     10,022    $     21,190    $      19,857
   General Partner - Class B Common Units                   1,747             ---           1,747              ---
   Limited Partners'                                        1,827           2,762           4,068            4,753
                                                     ------------    ------------    ------------    -------------
Total                                                $     13,124    $     12,784    $     27,005    $      24,610
                                                     ============    ============    ============    =============

Net income per common unit:
   General Partner - common units                    $       0.24    $       0.25    $       0.53    $        0.51
   General Partner - Class B Common Units            $       0.36    $        ---    $       0.71    $         ---
   Limited Partners'                                 $       0.24    $       0.36    $       0.53    $        0.62

Weighted average common units outstanding:
   General Partner - common units                      40,285,000      39,637,000      40,167,000       38,914,000
   General Partner - Class B Common Units               4,883,000             ---       2,455,000              ---
   Limited Partners'                                    7,705,000       7,694,000       7,708,000        7,701,000

See accompanying notes to financial statements.

                       Reckson Operating Partnership, L.P
                      Consolidated Statement of Cash Flows
                          (Unaudited and in thousands)

                                                                        Six Months Ended June 30,
                                                                        -------------------------
                                                                           1999           1998
                                                                        ----------    -----------
Cash Flows From Operating Activities:
Net Income available to common unitholders                              $   27,005    $    24,610
Adjustments   to  reconcile  net  income  to  net  cash  provided
by operating activities:
     Depreciation and amortization                                          34,218         23,264
     Minority partners' interests in consolidated partnerships               2,783          1,273
     Loss reserve on real estate held for sale .                             4,450            ---
     Gain of sale of interest in Reckson Executive Centers, LLC                ---             (9)
     Gain on sale of securities and mortgage redemption                     (4,492)           (43)
     Distribution from a real estate joint venture                             173            217
     Equity in earnings of service companies                                  (240)          (392)
     Equity in earnings of real estate joint ventures                         (649)          (273)
Changes in operating assets and liabilities:
     Prepaid expenses and other assets                                     (15,254)       (10,728)
     Tenant receivables                                                      2,181            913
     Deferred rents receivable                                              (2,429)        (3,614)
     Real estate tax escrow                                                   (618)           115
     Accrued expenses and other liabilities                                 22,232          8,573
                                                                        ----------    -----------
     Net cash provided by operating activities                              69,360         43,906
                                                                        ----------    -----------
Cash Flows from Investing Activities:
     Purchases of commercial real estate properties                       (194,871)      (383,366)
     Increase in real estate held for sale .                               (57,095)           ---
     Increase in deposits and pre- acquisition costs                        (1,889)         4,187
     Investment in mortgage notes and notes receivable                    (262,643)        20,097
     Additions to commercial real estate properties                        (16,389)        (9,754)
     Additions to developments in progress                                  (8,073)       (43,330)
     Payment of leasing costs                                               (7,377)        (3,768)
     Additions to furniture, fixtures and equipment                           (447)          (776)
     Investments in real estate joint ventures                              (6,223)        (2,970)
     Proceeds from sales of property, securities and mortgage
         redemption                                                         25,929            809
                                                                        ----------    -----------
     Net cash used in investing activities                                (529,078)      (418,871)
                                                                        ----------    -----------
Cash Flows from Financing Activities:
     Principal payments on secured borrowings                               (1,495)        (3,118)
     Proceeds from issuance of senior unsecured notes net of
         issuance costs                                                    299,262            ---
     Payment of loan costs                                                  (5,368)           (69)
     Investments in and advances to affiliates                             (41,304)       (26,205)
     Proceeds from unsecured credit facilities                             299,000        180,996
     Principal payments on unsecured credit facilities                    (230,750)       (94,000)
     Contributions of minority partners' in consolidated partnerships       75,000            ---
     Contributions                                                         149,300        314,315
     Distributions                                                         (42,416)       (14,498)
     Distributions to minority partners' in consolidated partnerships       (2,450)        (1,311)
                                                                        ----------    -----------
     Net cash provided by  financing activities                            498,779        356,110
                                                                        ----------    -----------
     Net increase (decrease) in cash and cash equivalents                   39,061        (18,855)
     Cash and cash equivalents at beginning of period                        2,228         21,676
                                                                        ----------    -----------
     Cash and cash equivalents at end of period                         $   41,289    $     2,821
                                                                        ==========    ===========

See accompanying notes to financial statements.

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

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

     As of June 30, 1999, the Operating Partnership owned and operated 92 office properties comprising approximately 14.9 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). In addition, the Operating Partnership owned or had contracted to acquire approximately 1,013 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Operating Partnership can develop approximately 9.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $306.1 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of June 30, 1999, the Operating Partnership had advanced $46.4 million under the RSI facility all of which is outstanding. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of June 30, 1999, approximately $36.9 million had been invested through the RSVP Commitment, of which $16.3 million represents RSVP controlled joint venture REIT-qualified investments and $20.6 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Operating Partnership and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Operating Partnership made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Operating Partnership has agreed to invest up to $150 million in RMI. As of June 30, 1999, the Operating Partnership has invested approximately $95.5 million for an approximate 72% controlling interest. In addition, at June 30, 1999, the Operating Partnership had advanced approximately $34 million to RMI to acquire an 846,000 square foot industrial property (see note 9).

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower (see Note
6) and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area which have either been sold, are under contract to sell or are being held for sale. The assets currently being held for sale have been included in real estate held for sale on the accompanying consolidated balance sheet.

Basis of Presentation

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998, respectively, and, its cash flows for the six months ended June 30, 1999 and 1998, respectively. The Operating Partnership's investments in Metropolitan, RMI and Omni Partners, L. P.
("Omni"), are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements

     The merger with Tower (see note 6) was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Operating Partnership, in accordance with GAAP, was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Operating Partnership were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to commercial real estate properties and real estate held for sale.

     The minority interests at June 30, 1999 represent an approximate 28% interest in RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 1999 and for the six month periods ended June 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto for the year ended December 31, 1998 included in the Operating Partnership's Form S-3 filed on March 11, 1999 with the SEC.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Operating Partnership expects to adopt the new Statement effective January 1, 2001. The Operating Partnership does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Mortgage Notes Payable

     As of June 30, 1999, the Operating Partnership had approximately $387 million of fixed rate mortgage notes which mature at various times between August 1999 and November 2027. The notes are secured by 25 properties and two parcels of land and have a weighted average interest rate of approximately 7.5%. In addition, as of June 30, 1999, the Operating Partnership had a construction loan payable secured by a development property held for sale in the amount of approximately $5.4 million which was satisfied during July 1999.

3.   Senior Unsecured Notes

     As of June 30, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

   Issuance          Face Amount     Coupon Rate     Term         Maturity
   --------          -----------     -----------     ----         --------
August 27, 1997       $ 150,000         7.20%      10 years    August 28, 2007
March 26, 1999        $ 100,000         7.40%       5 years    March 15, 2004
March 26, 1999        $ 200,000         7.75%      10 years    March 15, 2009

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

4.   Unsecured Credit Facilities and Unsecured Term Loan

     As of June 30, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $123 million (net of $28 million of outstanding undrawn letters of credit).

     As of June 30, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At June 30, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower (see Note 6), the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing.

5.   Partners' Capital

     On May 26, 1999 the Operating Partnership declared a distribution of $.37125 per common partnership unit payable on July 16, 1999 to its unitholders of record as of July 8, 1999. The distribution declared, which related to the three months ended June 30, 1999, is based upon an annual distribution of $1.485 per unit.

     On May 26, 1999 the Operating Partnership declared a distribution on the general partner's Series A preferred units of $.4766 per unit payable on August 2, 1999. The distribution declared, which relates to the three months ended July 31, 1999 is based on an annual distribution of $1.906 per unit.

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B Common Units in exchange for an equal number of common units at any time following the four year, six-month anniversary of the issuance of the Class B Common Units.

     On June 2, 1999, the Operating Partnership issued six million Series B preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series B preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series B preferred units are convertible to common units at a conversion rate of .9597 common units for each preferred unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series B preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     On July 9, 1999 the Operating Partnership declared a distribution of $.4231 per Class B common partnership unit payable on August 2, 1999 to the general partner. The distribution declared, which related to the period from May 24, 1999 through July 31, 1999, is based upon an annual distribution of $2.24 per unit.

     Net income per common partnership unit and Class B Common partnership unit is determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners' based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

     Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

6.   Commercial Real Estate Investments

     During the three months ended March 31, 1999, the Operating Partnership purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million which allows for approximately 1.1 million square feet of future development opportunities. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million which allows for approximately 1,000,000 square feet of future development opportunities and an 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million which was advanced by the Company.

     On April 13, 1999, the Operating Partnership received approximately $25.8 million from the redemption of a mortgage note receivable which secured three office properties located in Garden City, Long Island, encompassing approximately 400,000 square feet. As a result, the Operating Partnership recognized a gain of approximately $4.5 million. Such gain has been included in other income on the accompanying consolidated statement of income.

     On June 7, 1999 the Operating Partnership sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Operating Partnership obtained a $1.2 million, three year purchase money mortgage.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 42 story, 1.4 million square foot Class A office property located at 919 third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating ultimately obtaining title to the property. This acquisition was financed with proceeds from the issuance of six million Series B preferred units of general partnership interest (see note 5) and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisitions through June 30, 1999.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for GAAP purposes at approximately $304.1 million).

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the
Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest, one office property and one development property all located outside the Tri State Area for approximately $58 million. In addition, the remaining properties located outside of the Tri-State Area are under contract to sell or are being held for sale. The Company currently anticipates that it will incur certain sales and closing costs in connection with the sale of several of the assets located outside the Tri State Area. As a result, the Company has recorded a loss reserve of approximately $4.4 million which has been included in other income on the Company's consolidated statement of income.

7.   Segment Disclosure

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located in the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio also includes 22 industrial properties owned by RMI. The Company and RMI have managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

     In addition, as the Operating Partnership expects to meet its short term liquidity requirements in part through the credit facilities and Term Loan, interest incurred on borrowings under the credit facilities and Term Loan is not considered as part of property operating performance. Further, the Company does not consider the property operating performance of real estate held for sale as a reportable segment.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the three months ended June 30, 1999 and 1998 (in thousands):

                                                               Three months ended June 30, 1999
                                                         ------------------------------------------
                                                           Core                              Consolidated
                                                         Portfolio       RMI      Other          Totals
                                                         ---------   ----------  ---------    ------------
Revenues:
     Base rents, tenant escalations and reimbursements   $   76,943   $   5,287   $   3,548    $   85,778
     Equity in earnings of real estate joint ventures
         and service companies .......................         --          --           512           512
     Other income ....................................          144        --         4,412         4,556
                                                         ----------   ---------   ---------    ----------
Total Revenues .......................................       77,087       5,287       8,472        90,846
                                                         ----------   ---------   ---------    ----------
Expenses:
     Property expenses ...............................       25,554         816       1,169        27,539
     Marketing, general and administrative ...........        3,858         167         525         4,550
     Interest ........................................        5,191         940      12,771        18,902
     Depreciation and amortization ...................       16,212       1,287       1,628        19,127
                                                         ----------   ---------   ---------    ----------
Total Expenses .......................................       50,815       3,210      16,093        70,118
                                                         ----------   ---------   ---------    ----------
Income before preferred dividends and distributions
     and minority interests' .........................   $   26,272   $   2,077   $  (7,621)   $   20,728
                                                         ==========   =========   =========    ==========
Total Assets                                             $2,082,784   $ 194,898   $ 615,692    $2,893,374
                                                         ==========   =========   =========    ==========

                                                               Three months ended June 30, 1998
                                                         ------------------------------------------
                                                           Core                               Consolidated
                                                         Portfolio        RMI      Other          Totals
                                                         ---------    ----------  ---------    ------------
Revenues:
     Base rents, tenant escalations and reimbursements   $   59,186   $   3,411   $    --      $   62,597
     Equity in earnings of real estate joint ventures
         and service companies .......................         --          --           824           824
     Other income ....................................          189        --         2,657         2,846
                                                         ----------   ---------   ---------    ----------
Total Revenues .......................................       59,375       3,411       3,481        66,267
                                                         ----------   ---------   ---------    ----------
Expenses:
     Property expenses ...............................       20,963         574        --          21,537
     Marketing, general and administrative ...........        2,508         106       1,025         3,639
     Interest ........................................        4,211         281       6,478        10,970
     Depreciation and amortization ...................       10,899         778         780        12,457
                                                         ----------   ---------   ---------    ----------
Total Expenses .......................................       38,581       1,739       8,283        48,603
                                                         ----------   ---------   ---------    ----------
Income before preferred dividends and distributions
     and minority interests' .........................   $   20,794   $   1,672   $  (4,802)   $   17,664
                                                         ==========   =========   =========    ==========
Total Assets                                             $1,425,924   $ 113,937   $  84,481    $1,624,342
                                                         ==========   =========   =========    ==========

                                                                 Six months ended June 30, 1999
                                                         ------------------------------------------
                                                           Core                               Consolidated
                                                         Portfolio       RMI      Other          Totals
                                                         ---------    ----------  ---------    ------------
Revenues:
     Base rents, tenant escalations and reimbursements   $  142,966   $   9,900   $   3,548    $  156,414
     Equity in earnings of real estate joint ventures
         and service companies .......................          ---         ---         889           889
     Other income ....................................          213           2       9,435         9,650
                                                         ----------   ---------   ---------    ----------
Total Revenues .......................................      143,179       9,902      13,872       166,953
                                                         ----------   ---------   ---------    ----------
Expenses:
     Property expenses ...............................       47,710       1,567       1,169        50,446
     Marketing, general and administrative ...........        7,800         298         526         8,624
     Interest ........................................        9,751       1,217      21,878        32,846
     Depreciation and amortization ...................       28,993       2,367       2,858        34,218
                                                         ----------   ---------   ---------    ----------
Total Expenses .......................................       94,254       5,449      26,431       126,134
                                                         ----------   ---------   ---------    ----------
Income before preferred dividends and distributions
     and minority interests' .........................   $   48,925   $   4,453   $ (12,559)   $   40,819
                                                         ==========   =========   =========    ==========
Total Assets                                             $2,082,784   $ 194,898   $ 615,692    $2,893,374
                                                         ==========   =========   =========    ==========

                                                                 Six months ended June 30, 1998
                                                         ------------------------------------------
                                                           Core                               Consolidated
                                                         Portfolio        RMI      Other          Totals
                                                         ---------    ----------  ---------    ------------
Revenues:
     Base rents, tenant escalations and reimbursements   $  109,048   $   6,636   $     ---    $  115,684
     Equity in earnings of real estate joint ventures
         and service companies .......................          ---         ---         665           665
     Other income ....................................          222         ---       4,758         4,980
                                                         ----------   ---------   ---------    ----------
Total Revenues .......................................      109,270       6,636       5,423       121,329
                                                         ----------   ---------   ---------    ----------
Expenses:
     Property expenses ...............................       38,458       1,116         ---        39,574
     Marketing, general and administrative ...........        5,238         206       1,499         6,943
     Interest ........................................        7,683         536      13,278        21,497
     Depreciation and amortization ...................       20,245       1,535       1,484        23,264
                                                         ----------   ---------   ---------    ----------
Total Expenses .......................................       71,624       3,393      16,261        91,278
                                                         ----------   ---------   ---------    ----------
Income before preferred dividends and distributions
     and minority interests' .........................   $   37,646   $   3,243   $ (10,838)   $   30,051
                                                         ==========   =========   =========    ==========
Total Assets                                             $1,425,924   $ 113,937   $  84,481    $1,624,342
                                                         ==========   =========   =========    ==========

8.   Non-Cash Investing and Financing Activities (in thousands)

                            Six Months Ended June 30,
                                                -----------------------
                                                    1999         1998
                                                ----------  -----------
     Cash paid during the period for interest    $ 24,662    $  17,869
                                                 ========    =========
     Interest capitalized during the period      $  4,440    $   3,263
                                                 ========    =========

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.

9.   Subsequent Event

     On August 9, 1999, the Operating Partnership executed a contract for the sale of RMI and three other big box industrial properties to American Real Estate Investment Corporation ("REA"). In addition, the Operating Partnership also entered into a sale agreement with Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings. The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of REA, preferred units of REA's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix. The closing will take place in three stages which are anticipated to be completed during August 1999, December 1999, and April 2000.

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

Overview and Background

     The Operating Partnership, which commenced operations on June 2 1995, is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owns certain undeveloped land located in the New York Tri-State area (the "Tri-State Area"). Reckson Associates Realty Corp. (the "Company"), is a self administered and self managed Real Estate Investment Trust ("REIT"), and serves as the sole general partner in the Operating Partnership.

     As of June 30, 1999, the Operating Partnership owned and operated 92 office properties comprising approximately 14.9 million square feet, 130 industrial properties comprising approximately 11.1 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. In addition, the Operating Partnership owned or had contracted to acquire approximately 1,013 acres of land (including approximately 306 acres under option) in 20 separate parcels of which the Operating Partnership can develop approximately 9.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $306.1 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, a 306 acre parcel of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of June 30, 1999, the Operating Partnership had advanced $46.4 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of June 30, 1999, approximately $36.9 million had been invested through the RSVP Commitment, of which $16.3 million represents RSVP-controlled joint venture REIT-qualified investments and $20.6 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to properties owned by the Operating Partnership and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Operating Partnership made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Operating Partnership has agreed to invest up to $150 million in RMI. As of June 30, 1999, the Operating Partnership has invested approximately $95.5 million for an approximate 72% controlling interest. In addition, at June 30, 1999, the Operating Partnership had advanced approximately $34 million to RMI to acquire an 846,000 square foot industrial property.

     On August 9, 1999, the Operating Partnership executed a contract for the sale of RMI and three other big box industrial properties to American Real Estate Investment Corporation ("REA"). In addition, the Operating Partnership also entered into a sale agreement with Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings. The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of REA, preferred units of REA's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix. The closing will take place in three stages which are anticipated to be completed during August 1999, December 1999, and April 2000.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for GAAP purposes at approximately $304.1 million).

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the
Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest, one office property and one development property all located outside the Tri State Area for approximately $58 million. In addition, the remaining properties located outside of the Tri-State Area are under contract to sell or are being held for sale. The Company currently anticipates that it will incur certain sales and closing costs in connection with the sale of several of the assets located outside the Tri State Area. As a result, the Company has recorded a loss reserve of approximately $4.4 million which has been included in other income on the Company's consolidated statement of income.

     The market capitalization of the Operating Partnership at June 30, 1999 was approximately $3.2 billion. The Operating Partnership's market capitalization is calculated based on the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's common stock and Class B Common Stock), the stated values of the Operating Partnership's preferred units and the $1.4 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at June 30, 1999. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 1999 equaled approximately 42.7%.

Result of Operations

     The Operating Partnership's total revenues increased by $24.6 million or 37.1% for the three months ended June 30, 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Operating Partnership's acquisition of 42 properties comprising approximately 8.0 million square feet and the development of three properties comprising approximately 412,000 square feet. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $23.2 million or 37% for the three months ended June 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $2.4 million attributable to increases in rental rates and changes in occupancies and approximately $20.8 million attributable to the acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Operating Partnership's investments in mortgage notes and notes receivable. The Operating Partnership's base rent was increased by the impact of the straight-line rent adjustment by $3.2 million for the three months ended June 30, 1999 as compared to $2.1 million for the 1998 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $6 million or 27.9% for the three months ended June 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 1999 and 1998 were 67.9% and 65.6% respectively. The increase in gross operating margins reflects increases realized in rental rates and the Operating Partnership's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative expenses increased by $911,000 for the three months ended June 30, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.01% for the three months ended June 30, 1999 as compared to 5.49% for the 1998 period.

     Interest expense increased by $7.9 million for the three months ended June 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Operating Partnership's credit facilities and Term Loan, interest on the Operating
Partnership's senior unsecured notes issued on March 26, 1999, and an increase in secured borrowings primarily attributable to the assumption of debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities and Term Loan was $352.1 million for the three months ended June 30, 1999 as compared to $306.9 million for the 1998 period.

     The Operating Partnership's total revenues increased by $45.6 million or 37.6% for the six months ended June 30 1999 as compared to the 1998 period. The growth in total revenues is substantially attributable to the Operating Partnership's acquisition of 70 properties comprising approximately 12.4 million square feet. Property Operating Revenues increased by $40.7 million or 35.2% for the six months ended June 30, 1999. As compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of $5.5 million attributable to increases in rental rates and changes in occupancies and $35.2 million attributable to acquisitions and development of properties. The remaining balance of the increase in total revenues in 1999 is primarily attributable to interest income on the Operating Partnership's investments in mortgage notes and notes receivable. The Operating Partnership's base rent was increased by the impact of the straight-line rent adjustment by $4.6 million for the six months ended June 30 1999 as compared to $3.6 million for the 1998 period.

     Property Expenses increased by $10.9 million for the six months ended June 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of properties. Gross operating margins for the six months ended June 30, 1999 and 1998 were 67.8% and 65.8%, respectively. The increase in gross operating margins reflects increases realized in rental rates and the Operating Partnership's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative increased by $1.7 million for the six months ended June 30, 1999 as comparable to the 1998 period. The increase is due to increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.17% for the six months ended June 30, 1999 as compared to 5.72% for the 1999 period.

     Interest expense increased by $11.3 million for the six months ended June 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Operating Partnership's credit facilities and Term Loan, interest on the Operating Partnership's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Operating Partnership's credit facilities was $429 million for the six months ended June 30, 1999 as compared to $311.5 million for the 1998 period.

Liquidity and Capital Resources

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

     As of June 30, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its second investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $123 million (net of $28 million of outstanding undrawn letters of credit).

     As of June 30, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points for the first nine months and 175 basis points for the remaining three months. At June 30, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower, the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing.

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per unit, which distribution is subject to adjustment annually. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B Common Units in exchange for an equal number of common units at any time following the four year, six-month anniversary of the issuance of the Class B Common Units.

     On June 2, 1999, the Operating Partnership issued six million Series B preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series B preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series B preferred units are convertible to common units at a conversion rate of .9597 common units for each preferred unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series B preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     The Operating Partnership's indebtedness at June 30, 1999 totaled $1.4 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $473.3 million outstanding under the credit facilities (of which $125 million has been subsequently refinanced with a long term fixed rate secured borrowing), $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $366.3 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.2 billion at June 30, 1999 (calculated based on the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's common stock and Class B Common Stock), the stated value of the Operating Partnership's preferred units), the Operating
Partnership's debt represented approximately 42.7% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the
Operating Partnership. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Operating Partnerhips's office and industrial properties for the six month period ended June 30, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                     Six
                                                                                                     Months
                                                                                                     Ended
                                                                                       1995 -1998    June 30,
                                         1995         1996         1997         1998    Average      1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
    Tenant Improvements            $452,057     $523,574      $784,044    $1,140,251    $724,982     $141,292
    Per Square Foot Improved           4.44         4.28          7.00          3.98        4.92         2.33
    Leasing Commissions            $144,925     $119,047      $415,822      $418,191    $274,496      $90,216
    Per Square Foot Leased             1.42         0.97          4.83          1.46        2.17         1.18
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot            $5.86        $5.25        $11.83         $5.44       $7.09        $3.51
                                  =========    =========    ==========   ===========   =========    =========

  Westchester Office Properties
    Tenant Improvements           N/A           $834,764    $1,211,665      $711,160    $961,413     $376,574
    Per Square Foot Improved      N/A               6.33          8.90          4.45        6.67         4.12
    Leasing Commissions           N/A           $264,388      $366,257      $286,150    $326,204     $165,254
    Per Square Foot Leased        N/A               2.00          2.69          1.79        2.24         1.81
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A              $8.33        $11.59         $6.24       $8.91        $5.93
                                  =========    =========    ==========   ===========   =========    =========

  Connecticut Office Properties<F1>
    Tenant Improvements           N/A            $58,000    $1,022,421      $202,880    $570,356      $45,445
    Per Square Foot Improved      N/A              12.45         13.39          5.92        9.66         6.47
    Leasing Commissions           N/A              $0.00      $256,615      $151,063    $181,190      $14,550
    Per Square Foot Leased        N/A               0.00          3.36          4.41        3.89         2.07
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A             $12.45        $16.75        $10.33      $13.55        $8.54
                                  =========    =========    ==========   ===========   =========    =========
  New Jersey Office Properties
    Tenant Improvements           N/A          N/A           N/A            $654,877    $654,877     $119,323
    Per Square Foot Improved      N/A          N/A           N/A                3.78        3.78         2.20
    Leasing Commissions           N/A          N/A           N/A            $396,127    $396,127     $193,570
    Per Square Foot Leased        N/A          N/A           N/A                2.08        2.08         3.18
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot        N/A          N/A           N/A               $5.86       $5.86        $5.38
                                  =========    =========    ==========   ===========   =========    =========
  Industrial Properties
    Tenant Improvements            $210,496     $380,334      $230,466      $283,842    $276,285     $150,222
    Per Square Foot Improved           0.90         0.72          0.55          0.76        0.73         0.15
    Leasing Commissions            $107,351     $436,213       $81,013      $200,154    $206,183     $681,474
    Per Square Foot Leased             0.46         0.82          0.19          0.44        0.48         0.67
                                  ---------    ---------    ----------   -----------   ---------    ---------
     Total Per Square Foot            $1.36        $1.54         $0.75         $1.20       $1.21        $0.82
                                  =========    =========    ==========   ===========   =========    =========

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of June 30, 1999:

Long Island Office Properties (excluding Omni):
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     19      79,657       2.7%       $21.31       $21.54
2000                     45     268,683       9.1%       $21.71       $23.29
2001                     40     187,022       6.3%       $22.15       $24.02
2002                     33     255,550       8.6%       $22.30       $23.71
2003                     52     342,577      11.6%       $21.81       $23.10
2004                     38     246,753       8.4%       $22.69       $25.17
2005 and thereafter      89   1,576,056      53.3%          ---          ---
                     ------  ----------   --------
Total                   316   2,956,298     100.0%
                     ======  ==========   ========

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                    ---          ---      ---           ---          ---
2000                      4      60,316      10.2%       $31.71       $36.63
2001                      4      32,680       5.6%       $27.36       $33.63
2002                      4     129,351      22.0%       $24.78       $27.14
2003                      5      72,530      12.3%       $29.56       $29.71
2004                      4     112,414      19.1%       $25.98       $33.12
2005 and thereafter       8     181,502      30.8%          ---          ---
                     ------  ----------   --------
Total                    29     588,793     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     22     296,298       5.2%       $5.12        $5.68
2000                     30   1,105,940      19.3%       $4.84        $5.19
2001                     28     676,925      11.8%       $5.70        $7.16
2002                     26     207,544       3.6%       $6.42        $7.09
2003                     30     724,434      12.7%       $5.26        $6.06
2004                     24     509,372       8.9%       $6.59        $7.15
2005 and thereafter      42   2,207,616      38.5%         ---          ---
                     ------  ----------   --------
Total                   202   5,728,129     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      4      26,891       2.1%        $8.68        $9.44
2000                      7     111,040       8.7%        $8.20        $8.58
2001                      8     150,120      11.8%       $10.75       $11.31
2002                      3      67,967       5.3%       $10.54       $12.51
2003                      4     271,042      21.3%        $5.38        $5.25
2004                      6     105,303       8.3%       $11.93       $13.20
2005 and thereafter      11     540,277      42.5%          ---          ---
                     ------  ----------   --------
Total                    43   1,272,640     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     21      77,887       2.8%       $19.74       $20.18
2000                     53     502,045      18.1%       $22.63       $22.86
2001                     46     334,819      12.1%       $21.83       $21.89
2002                     46     441,072      15.9%       $20.16       $20.40
2003                     35     245,108       8.8%       $21.80       $22.94
2004                     19     106,700       3.9%       $20.10       $20.34
2005 and thereafter      34   1,063,628      38.4%          ---          ---
                     ------  ----------   --------
Total                   254   2,771,259     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     10      24,916       2.4%       $23.61       $23.78
2000                     26     114,054      11.0%       $22.16       $22.54
2001                     23     102,583       9.9%       $24.10       $25.18
2002                     15      89,774       8.7%       $27.32       $28.51
2003                     16      99,052       9.6%       $31.71       $32.46
2004                     15     201,091      19.4%       $20.77       $21.29
2005 and thereafter      25     403,160      39.0%          ---          ---
                     ------  ----------   --------
Total                   130   1,034,630     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      5      41,540       2.5%       $20.06       $20.28
2000                     34     329,989      19.7%       $22.66       $22.83
2001                     21     260,195      15.5%       $18.09       $18.10
2002                     20     166,699      10.0%       $19.96       $20.06
2003                     18     327,593      19.6%       $18.09       $18.14
2004                     25     200,994      12.0%       $21.98       $21.94
2005 and thereafter      17     346,494      20.7%          ---          ---
                     ------  ----------   --------
Total                   140   1,673,504     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New York Office Properties:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      8      34,158       1.3%       $34.19       $35.37
2000                     19     946,214      34.9%       $32.61       $32.72
2001                     19     136,453       5.0%       $36.25       $36.38
2002                     16     194,873       7.2%       $32.20       $33.92
2003                      7      93,752       3.4%       $31.34       $31.75
2004                      8     107,589       4.0%       $34.48       $34.59
2005 and thereafter      68   1,197,158      44.2%          ---          ---
                     ------  ----------   --------
Total                   145   2,710,197     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Reckson / Morris Industrial:
                                            Percent
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      7     387,686      12.7%        $3.95        $3.98
2000                      6     173,768       5.7%        $5.14        $5.31
2001                      1     243,751       8.0%        $7.50        $7.69
2002                      1     610,949      20.0%        $3.75        $3.96
2003                      3     113,916       3.8%        $4.53        $4.72
2004                      5     308,057      10.1%        $4.52        $4.87
2005 and thereafter       8   1,211,594      39.7%          ---          ---
                     ------  ----------   --------
Total                    31   3,049,721     100.0%
                     ======  ==========   ========

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Inflation

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

     The credit facilities and Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

     The year 2000 project has been completed, which is prior to any anticipated impact on its operating systems. Additionally, the Operating Partnership has received assurances from its contractors that all of the Operating Partnership's building management and mechanical systems are currently year 2000 compliant or will be made compliant prior to any impact on those systems. However, the Operating Partnership cannot guarantee that all contractors will comply with their assurances and therefore, the Operating Partnership may not be able to determine year 2000 compliance of those contractors. At that time, the Operating Partnership will determine the extent to which the Operating Partnership will be able to replace non compliant contractors. The Operating Partnership believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Operating Partnership.

     To date, the Operating Partnership has expended approximately one million dollars in connection with upgrading building management, mechanical and computer systems. The costs and completion of the project on which the Operating Partnership believes it has completed the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In a "worst case scenario", the Operating Partnership believes that failure of the building management and mechanical systems to operate properly would result in inconveniences to the building tenants which might include no elevator service, lighting or entry and egress. In this case, the management of the Operating Partnership would manually override such systems in order for normal operations to resume. Additionally, in a "worst case scenario" of the failure of the upgrades to the accounting software, the Operating Partnership would be required to process transactions, such as the issuance of disbursements, manually until an alternative system was implemented. If the Operating Partnership was not successful in implementing their year 2000 compliance plan, the Operating Partnership may suffer a material adverse impact on their consolidated results of operations and financial condition.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership which is a general partner of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                           ---------------------------     -------------------------
                                                              1999             1998           1999           1998
                                                           ---------        ---------      ---------      ---------
Net Income                                                 $  13,124        $  12,784      $  27,005      $  24,610
Adjustment for Funds From Operations:
Add:
    Real Estate Depreciation and Amortization                 18,406           12,181         33,094         22,787
    Minority interests in consolidated partnerships            1,615              712          2,783          1,273
Less:
Amount distributed to minority partners in consolidated
    partnerships                                               1,980            1,001          3,448          1,799
                                                           ---------        ---------      ---------      ---------
Funds From Operations                                      $  31,165        $  24,676      $  59,434      $  46,871
                                                           =========        =========      =========      =========

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

     The following table sets forth the Operating Partnership's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 1999 (dollars in thousands):

                                          For the Year Ended December 31,
                            ---------------------------------------------------------
                                1999        2000       2001        2002        2003    Thereafter    Total<F1>     F.M.V
                            ----------   ---------   ---------   --------   ---------  ----------   ----------  -----------
Long term debt:
   Fixed rate               $    8,904   $  32,487   $  19,825   $ 15,002   $  19,742  $  735,681   $  831,641  $   831,641
   Average interest rate         8.85%       7.38%       7.43%      7.80%       7.65%       7.49%        7.51%

   Variable rate            $  205,000   $   5,373   $ 349,100   $    ---   $     ---  $      ---   $  559,473  $   559,473
   Average interest rate         6.93%       7.75%       5.93%        ---         ---         ---        6.39%

<F1>
Includes unamortized issuance discounts of $721,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.


     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate 5.6 million annual increase in interest expense based on approximately $559.4 million outstanding at June 30, 1999.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 1999 (dollars in thousands):

                                          For the Year Ended December 31,
                            ---------------------------------------------------------
                                1999        2000       2001        2002        2003    Thereafter      Total       F.M.V
                            ----------   ---------   ---------   --------   ---------  ----------   ----------  -----------
Mortgage notes and notes
   receivable:
      Fixed rate            $    5,038   $ 277,548   $     ---   $  6,785   $     ---  $   50,990   $  340,361  $   340,361
      Average interest rate        10%       9.41%         ---     10.65%         ---      10.69%        9.63%

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None
Item 2.  Changes in Securities and use of proceeds

          On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units of general partnership interest to the Company which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per share and is subject to adjustment annually. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B Common Units in exchange for an equal number of common units at any time following the four year, six-month anniversary of the issuance of the Class B Common Units.

          On June 2, 1999, the Operating Partnership issued six million Series B preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series B preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series B preferred units are convertible to common units at a conversion rate of .9597 common units for each preferred unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series B preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

          On March 16 , 1999, the Operating Partnership's Registration Statement on Form S-3 (File No. 333-67129) was declared effective by the Securities and Exchange Commission. On March 23, 1999, the Operating Partnership offered $100 million of its 7.40% Notes due March 15, 2004 and $200 million of its 7.75% Notes due March 15 2009 in an underwritten public offering in which Goldman, Sachs & Co. acted as the managing underwriter. The public offering price of the Notes aggregated approximately $299.3 million and the underwriting discount aggregated $1.9 million. Net proceeds to the Operating Partnership aggregated approximately $297.4 million and were used to repay borrowings under the Operating Partnership's Credit Facility.

Item 3.  Defaults Upon Senior Securities - None
Item 4.  Submission of Matters to a Vote of Securities Holders - None
Item 5.  Other information - None
Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibit 27 Financial Data Schedule
         b) During the three months ended June 30, 1999 the registrant filed the following reports:

          On May 11, 1999, the Operating Partnership filed Form 8-K announcing that the Operating Partnership had entered into an agreement to acquire the first mortgage note secured by 919 Third Avenue located in New York City.

          On June 7, 1999, the Operating Partnership filed Form 8-K announcing that on May 24, 1999 (i) the stockholders of Tower Realty Trust, Inc. approved the merger of the two companies, (ii) Metropolitan Operating Partnership, L. P. entered into a $130 million unsecured credit agreement, (iii) that on May 26, 1999, the Company announced Scott Rechler had been named Co-Chief Executive Officer and President along with other appointments, (iv) that the Operating Partnership had increased its distribution on its common units to an annualized distribution rate of $1.485 per unit and (v) that on June 2, 1999, the Company issued six million shares of Preferred Stock for aggregate proceeds of $150 million.

          On June 25, 1999, the Operating Partnership filed Form 8-K announcing that it had closed on the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        RECKSON OPERATING PARTNERSHIP, L.P.

                        BY: RECKSON ASSOCIATES REALTY CORP., its general partner


August 11, 1999          /s/   Scott H. Rechler
Date                     Scott H. Rechler, Co-Chief Executive Officer
                         and President

August 11, 1999          /s/   Michael Maturo
Date                     Michael Maturo, Executive Vice President,
                         Treasurer and Chief Financial Officer