Form 10-Q
period 1999-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 1999-11-12
CIK 930810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                    Yes X No

                      RECKSON OPERATING PARTNERSHIP, L. P.
                                QUARTERLY REPORT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                               TABLE OF CONTENTS


INDEX                                                            PAGE
--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Financial Statements

         Consolidated  Balance  Sheets as of September
         30, 1999 (unaudited) and December 31, 1998

         Consolidated Statements of Income for the three and six months ended September 30, 1999 and 1998 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended September 30, 1999 and 1998 (unaudited)

         Notes   to   the   Consolidated    Financial
         Statements (unaudited)

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            Reckson Operating Partnership, L.P.
                                Consolidated Balance Sheets
                      (Dollars in thousands, except for share amounts)
                                                             September 30,    December 31,
                                                                 1999            1998
                                                            --------------  --------------
                                                                   (Unaudited)
Assets
Commercial real estate properties, at cost
    Land                                                    $     264,326   $     212,540
    Buildings and improvements                                  1,764,826       1,372,549
Developments in progress:
    Land                                                           61,487          69,143
    Development costs                                              78,955          82,901
Furniture, fixtures and equipment                                   6,378           6,090
                                                            --------------  --------------
                                                                2,175,972       1,743,223
Less accumulated depreciation                                    (202,212)       (159,049)
                                                            --------------  --------------
                                                                1,973,760       1,584,174
Investments in real estate joint ventures                          27,774          15,104
Investment in mortgage notes and notes receivable                 349,690          99,268
Cash and cash equivalents                                          38,928           2,228
Tenant receivables                                                  3,260           5,159
Investments in and advances to affiliates                         161,602          53,154
Deferred rent receivable                                           23,804          22,526
Prepaid expenses and other assets                                  62,493          46,372
Contract and land deposits and pre-acquisition costs                2,847           2,253
Deferred lease and loan costs                                      36,866          24,282
                                                            --------------  --------------
Total Assets                                                $   2,681,024   $   1,854,520
                                                            ==============  ==============
Liabilities
Mortgage notes payable                                      $     460,725   $     253,463
Unsecured credit facilities                                       253,600         465,850
Unsecured term loan                                                75,000          20,000
Senior unsecured notes                                            449,296         150,000
Accrued expenses and other liabilities                             53,758          50,779
Distributions payable                                              27,241          19,663
                                                            --------------  --------------
Total Liabilities                                               1,319,620         959,755
                                                            --------------  --------------
Commitments and other comments                                        ---             ---

Minority interests' in consolidated partnerships                   92,718          52,173
                                                            --------------  --------------
PARTNERS' CAPITAL

Preferred Capital, 15,234,518 and 9,234,518 units
    outstanding, respectively                                     413,065         263,126
General Partner's Capital:
Common units, 40,369,506 and 40,035,419 units
    outstanding, respectively                                     480,627         485,341
Class B Common Units, 10,913,763 and 0 units
    outstanding , respectively                                    283,477             ---
Limited Partners' Capital, 7,701,542 and 7,764,630
    units outstanding, respectively                                91,517          94,125
                                                            --------------  --------------
Total Partners' Capital                                         1,268,686         842,592
                                                            --------------  --------------
Total Liabilities and Partners' Capital                     $   2,681,024   $   1,854,520
                                                            ==============  ==============

See accompanying notes to financial statements.

                                              Reckson Operating Partnership, L.P.
                                               Consolidated Statements of Income
                                (Unaudited and in thousands, except per share and share amounts)
                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                     September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Revenues:
Base rents                                                  $       95,474   $       60,275   $      234,759   $      162,846
Tenant escalations and reimbursements                               15,395            7,663           32,524           20,776
Equity in earnings of real estate joint ventures
    and service companies                                              483              536            1,372            1,201
Interest income on mortgage notes and notes
    receivable                                                         909            2,083            5,627            5,536
Gain on sales of real estate                                        10,052              ---           10,052              ---
Other                                                                3,418            1,038            8,350            2,565
                                                            ---------------  ---------------  ---------------  ---------------
Total Revenues                                                     125,731           71,595          292,684          192,924
                                                            ---------------  ---------------  ---------------  ---------------
Expenses:
Property operating expenses                                         40,679           22,202           91,125           61,774
Marketing, general and administrative                                6,312            4,170           14,936           11,116
Interest                                                            21,163           13,040           54,009           34,537
Depreciation and amortization                                       21,868           14,835           56,086           38,098
                                                            ---------------  ---------------  ---------------  ---------------
    Total Expenses                                                  90,022           54,247          216,156          145,525
                                                            ---------------  ---------------  ---------------  ---------------
Income before distributions to preferred unit holders,
    minority interests' and extraordinary items                     35,709           17,348           76,528           47,399
Preferred unit distributions                                        (7,985)          (5,034)         (19,016)          (9,202)
Minority partners' interest in consolidated
    partnerships income                                             (2,150)            (665)          (4,933)          (1,938)
                                                            ---------------  ---------------  ---------------  ---------------
Income before extraordinary items                                   25,574           11,649           52,579           36,259

Extraordinary items - (loss) on extinguishment
    of debts                                                          (629)          (1,993)            (629)          (1,993)
                                                            ---------------  ---------------  ---------------  ---------------
Net income available to common unit holders                 $       24,945   $        9,656   $       51,950   $       34,266
                                                            ===============  ===============  ===============  ===============
Net Income available to:
    General Partner - common units                          $       15,409   $        8,770   $       36,599   $       28,627
    General Partner - Class B Common Units                           6,596              ---            8,343              ---
    Limited Partners'                                                2,940              886            7,008            5,639
                                                            ---------------  ---------------  ---------------  ---------------
Total                                                       $       24,945   $        9,656   $       51,950   $       34,266
                                                            ===============  ===============  ===============  ===============
Net income per weighted average units:
General Partner - per common unit before
    extraordinary items                                     $         0.39   $         0.26   $         0.92   $         0.77
Extraordinary loss per general partnership common
    unit                                                             (0.01)           (0.04)           (0.01)           (0.04)
                                                            ---------------  ---------------  ---------------  ---------------
Net income per weighted average general partnership
    common unit                                             $         0.38   $         0.22   $         0.91   $         0.73
                                                            ===============  ===============  ===============  ===============
General Partner - per Class B Common Unit before
    extraordinary items                                     $         0.59   $          ---   $         1.55   $          ---
Extraordinary loss per Class B general partnership
    unit                                                             (0.01)             ---            (0.03)             ---
                                                            ---------------  ---------------  ---------------  ---------------
Net income per weighted average Class B general
    partnership unit                                        $         0.58   $          ---   $         1.52   $          ---
                                                            ===============  ===============  ===============  ===============
Limited Partners' -  per common unit before
    extraordinary items                                     $         0.39   $         0.16   $         0.92   $         0.77
Extraordinary loss per limited partnership unit                      (0.01)           (0.05)           (0.01)           (0.04)
                                                            ---------------  ---------------  ---------------  ---------------
Net income per weighted average limited partnership
    unit                                                    $         0.38   $         0.11   $         0.91   $         0.73
                                                            ===============  ===============  ===============  ===============
Weighted average common units outstanding:
    General Partner - common units                              40,367,000       40,012,000       40,235,000       39,284,000
    General Partner - Class B Common Units                      11,457,000              ---        5,489,000              ---
    Limited Partners'                                            7,702,000        7,741,000        7,706,000        7,715,000

See accompanying notes to financial statements.

                         Reckson Operating Partnership, L.P.
                        Consolidated Statements of Cash Flows)
                             (Unaudited and in thousands)
                                                                 Nine Months Ended
                                                                   September 30,
                                                            --------------------------
                                                                 1999          1998
                                                            ------------  ------------
Cash Flows From Operating Activities:
 Net Income available to common unitholders                 $    51,950   $    34,266
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                56,086        38,098
    Extraordinary loss on extinguishment of debt                    629         1,993
    Minority partners' interests in consolidated
        partnerships                                              4,933         1,938
    Gain of sale of interest in Reckson Executive
        Centers, LLC                                                ---            (9)
    Gain on sales of real estate, securities and
        mortgage redemption                                     (10,052)          (43)
    Distribution from a real estate joint venture                   337           379
    Equity in earnings of real estate joint ventures
        and service companies                                    (1,372)       (1,201)
Changes in operating assets and liabilities:
    Prepaid expenses and other assets                           (13,453)        4,984
    Tenant receivables                                            1,899           249
    Deferred rents receivable                                    (3,473)       (6,950)
    Real estate tax escrow                                       (2,405)          236
    Accrued expenses and other liabilities                       21,099        12,970
                                                            ------------  ------------
    Net cash provided by operating activities                   106,178        86,910
                                                            ------------  ------------
Cash Flows from Investing Activities:
    Purchases of commercial real estate properties             (265,400)     (466,959)
    Increase in deposits and pre-acquisition costs               (3,485)         (245)
    Investment in mortgage notes and notes
        receivable                                             (295,048)       12,257
    Additions to commercial real estate properties              (21,612)      (15,507)
    Increase in developments in progress                         (8,198)      (89,648)
    Payment of leasing costs                                    (11,851)       (6,254)
    Additions to furniture, fixtures and equipment                 (396)       (1,649)
    Investments in real estate joint ventures                   (11,875)       (7,760)
    Proceeds from sales of real estate, securities
        and mortgage redemption                                 269,324           809
                                                            ------------  ------------
    Net cash used in investing activities                      (348,541)     (574,956)
                                                            ------------  ------------
Cash Flows from Financing Activities:
    Principal payments on secured borrowings                     (3,163)       (4,006)
    Proceeds from issuance of senior unsecured
        notes net of issuance costs                             299,262           ---
    Payment of loan costs                                        (7,113)       (3,557)
    Investments in and advances to affiliates                  (108,476)      (32,218)
    Proceeds from secured borrowings                            125,547           ---
    Proceeds from unsecured credit facilities                   353,500       345,000
    Principal payments on unsecured credit
        facilities                                             (510,750)     (112,000)
    Repurchase of Class B Common Units                          (17,389)          ---
    Contributions of minority partners' in
        consolidated partnerships                                75,000           ---
    Contributions                                               149,397       314,430
    Distributions                                               (72,179)      (36,484)
    Distributions to minority partners' in
        consolidated partnerships                                (4,573)       (1,847)
                                                            ------------  ------------
Net cash provided by  financing activities                      279,063       469,318
                                                            ------------  ------------
Net increase (decrease) in cash and cash equivalents             36,700       (18,728)
Cash and cash equivalents at beginning of period                  2,228        21,676
                                                            ------------  ------------
Cash and cash equivalents at end of period                  $    38,928   $     2,948
                                                            ============  ============

See accompanying notes to financial statements.

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (unaudited)

1.   Organization and Formation of the Operating Partnership

     Reckson Operating Partnership, L. P. (The "Operating Partnership") commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self administered and self managed Real Estate Investment Trust ("REIT").

     The Operating Partnership executed various option and purchase agreements whereby it issued units in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

     As of September 30, 1999, the Operating Partnership owned and operated 77 office properties comprising approximately 13.1 million square feet, 109 industrial properties comprising approximately 8.0 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York Tri-State area (the "Tri-State Area"). The Operating Partnership also owns and operates a 357,000 square foot office building located in Orlando Florida. In addition, the Operating Partnership owned or had contracted to acquire approximately 377 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 2.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $312.9 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of September 30, 1999, the Operating Partnership had advanced $83.6 million under the RSI Facility all of which is outstanding. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to RSI under terms similar to the RSI Facility. As of September 30, 1999, approximately $54.8 million had been invested through the RSVP Commitment, of which $21.8 million represents RSVP controlled joint venture REIT-qualified investments and $33.0 million represents advances to RSI under the RSVP Commitment. RSI serves as the managing member of RSVP. RSI invests in operating companies that generally provide commercial services to the RSI customer base which includes the tenants of RSI's executive suite business and to properties owned by the Operating Partnership and its tenants and third parties nationwide. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Operating Partnership made its initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. The Operating Partnership has agreed to invest up to $150 million in RMI. On September 27, 1999, the Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR") (formerly American Real Estate Investment Corporation) (see note 6).

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger, other than a 357,000 square foot office property located in Orlando, Florida, have been sold (see note 6).

Basis of Presentation

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998, respectively, and, its cash flows for the nine months ended September 30, 1999 and 1998, respectively. The Operating Partnership's investments in Metropolitan and Omni Partners, L. P. ("Omni"), are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the
Operating Partnership sold its interest in RMI to KTR (see note 6). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements

     The merger with Tower (see note 6) was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Operating Partnership, in accordance with generally accepted accounting principles ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Operating Partnership were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to operating real estate properties and real estate properties which have been sold.

     The minority interests at September 30, 1999 represent an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 1999 and for the nine month periods ended September 30, 1999 and 1998 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto for the year ended December 31, 1998 included in the Operating Partnership's Form S-3 filed on March 11, 1999 with the SEC.

     In June 1999, the Financial Accounting Standards Board issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Operating Partnership expects to adopt the new Statement effective January 1, 2001. The Operating Partnership does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Mortgage Notes Payable

     As of September 30, 1999, the Operating Partnership had approximately $460.7 million of fixed rate mortgage notes which mature at various times between June 2000 and November 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.6%.

3.   Senior Unsecured Notes

     As of September 30, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

     Issuance        Face Amount    Coupon Rate      Term         Maturity
------------------  ------------   ------------  -----------  ---------------
August 27, 1997     $       150,000   7.20%       10 years    August 28, 2007
March 26, 1999      $       100,000   7.40%        5 years    March 15,  2004
March 26, 1999      $       200,000   7.75%       10 years    March 15,  2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the five year and 10 year Senior Unsecured Notes issued on March 26, 1999 were issued at a discount of $172,000 and $566,000, respectively.

     Net proceeds of approximately $297.4 million received from the issuance of the March 26, 1999 Senior Unsecured Notes were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.


4.   Unsecured Credit Facilities and Unsecured Term Loan

     As of September 30, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At September 30, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $196.2 million (net of $50.2 million of outstanding undrawn letters of credit).

     As of September 30, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are currently priced off of LIBOR plus 175 basis points. The Term Loan matures on December 3, 1999 and the Operating Partnership is currently in negotiations with the Chase Manhattan Bank to extend and refinance the Term Loan. At September 30, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower (see Note 6), the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

5.       Partners' Capital

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

     On September 22, 1999, the Operating Partnership declared a distribution of $.37125 per common partnership unit payable on October 19, 1999 to its unitholders of record as of October 7, 1999. The distribution declared, which related to the three months ended September 30, 1999, is based upon an annual distribution of $1.485 per unit.

     On September 22, 1999, the Operating Partnership declared a distribution on the general partner's Series A preferred units of $.4766 per unit payable on November 1, 1999. The distribution declared, which relates to the three months ended October 31, 1999, is based on an annual distribution of $1.906 per unit.

     On September 22, 1999, the Operating Partnership declared a distribution on the general partner's Series B preferred units of $.49063 per unit payable on November 1, 1999. The distribution declared, which relates to the three months ended October 31, 1999, is based upon an annual distribution of $1.96 per unit.

     On September 22, 1999, the Operating Partnership declared a distribution of $.56 per Class B common partnership unit payable on November 1, 1999 to the general partner. The distribution declared, which related to the three months ended October 31, 1999, is based upon an annual distribution of $2.24 per unit.

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. As of September 30, 1999, in conjunction with the Company's buy back program, the Operating Partnership purchased and retired 780,804 Class B Common Units, previously held by the Company, for approximately $17.4 million.

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


6.   Commercial Real Estate Investments

     During the three months ended March 31, 1999, the Operating Partnership purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million and an 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million. During the three months ended September 30, 1999, these were sold to KTR and the Matrix Development Group ("Matrix").

     On April 13, 1999, the Operating Partnership received approximately $25.8 million from the redemption of a mortgage note receivable which secured three office properties located in Garden City, Long Island, encompassing approximately 400,000 square feet. As a result, the Operating Partnership recognized a gain of approximately $4.3 million. Such gain has been included in gain on sales of real estate on the accompanying consolidated statements of income.

     On June 7, 1999 the Operating Partnership sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Operating Partnership obtained a $1.2 million, three year purchase money mortgage.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 42 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series B preferred units of general partnership interest (see note 5) and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisition..

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of KTR, preferred units of KTR's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Operating Partnership sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately $86.3 million in cash, $40 million of preferred stock of KTR, $1.5 million in common stock of KTR, approximately $26.7 million of debt relief and approximately $10.2 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $10.1 million. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in December 1999 and April 2000, respectively. Both of the remaining stages each consist of three industrial buildings and are being sold for total consideration of $50 million and $48 million, respectively.

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

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see Note 5).

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

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

7.   Segment Disclosure

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio also includes one office property located in Orlando, Florida and for the period commencing January 6, 1998 and ending September 26, 1999, industrial properties which were owned by RMI. The Operating Partnership has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

     In addition, as the Operating Partnership expects to meet its short term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Operating Partnership does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the three months ended September 30, 1999 and 1998 (in thousands):

                                                                     Three months ended September 30, 1999
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $   97,787   $    5,480   $    7,602   $     110,869
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---          483             483
    Other income                                                   209          ---       14,170          14,379
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                  97,996        5,480       22,255         125,731
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           37,202          823        2,654          40,679
    Marketing, general and administrative                        4,384          158        1,770           6,312
    Interest                                                     7,817          128       13,218          21,163
    Depreciation and amortization                               18,684        1,343        1,841          21,868
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                  68,087        2,452       19,483          90,022
                                                            -----------  -----------  -----------  --------------
Income before distributions to preferred unitholders,
    minority interests' and extraordinary items             $   29,909   $    3,028   $    2,772   $      35,709
                                                            ===========  ===========  ===========  ==============
Total Assets                                                $2,104,169   $        0   $  576,855   $   2,681,024
                                                            ===========  ===========  ===========  ==============

                                                                     Three months ended September 30, 1998
                                                            -----------------------------------------------------
                                                             Core                                   Consolidated
                                                             Portfolio       RMI         Other      Totals
                                                            -----------  -----------  -----------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $   63,820   $    3,967   $      151   $      67,938
    Equity in earnings of real estate joint ventures
        and service companies                                      ---          ---          536             536
    Other income                                                   107          ---        3,014           3,121
                                                            -----------  -----------  -----------  --------------
Total Revenues                                                  63,927        3,967        3,701          71,595
                                                            -----------  -----------  -----------  --------------
Expenses:
    Property expenses                                           21,032          677          493          22,202
    Marketing, general and administrative                        3,349          158          663           4,170
    Interest                                                     4,427          278        8,335          13,040
    Depreciation and amortization                               12,560          934        1,341          14,835
                                                            -----------  -----------  -----------  --------------
Total Expenses                                                  41,368        2,047       10,832          54,247
                                                            -----------  -----------  -----------  --------------
Income before distributions to preferred unitholders,
    minority interests' and extraordinary items             $   22,559   $    1,920   $   (7,131)  $      17,348
                                                            ===========  ===========  ===========  ==============
Total Assets                                                $1,557,066   $  142,863   $   72,308   $   1,772,237
                                                            ===========  ===========  ===========  ==============


     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the nine months ended September 30, 1999 and 1998 (in thousands):

                                                                   Nine months ended September 30, 1999
                                                            ------------------------------------------------
                                                             Core                              Consolidated
                                                             Portfolio     RMI       Other     Totals
                                                            ---------  ----------  ---------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $240,753   $  15,380   $ 11,150   $     267,283
    Equity in earnings of real estate joint ventures
        and service companies                                    ---         ---      1,372           1,372
    Other income                                                 422           2     23,605          24,029
                                                            ---------  ----------  ---------  --------------
Total Revenues                                               241,175      15,382     36,127         292,684
                                                            ---------  ----------  ---------  --------------
Expenses:
    Property expenses                                         84,912       2,390      3,823          91,125
    Marketing, general and administrative                     12,184         456      2,296          14,936
    Interest                                                  17,179         671     36,159          54,009
    Depreciation and amortization                             47,677       3,710      4,699          56,086
                                                            ---------  ----------  ---------  --------------
Total Expenses                                               161,952       7,227     46,977         216,156
                                                            ---------  ----------  ---------  --------------
Income before distributions to preferred unitholders,
    minority interests' and extraordinary items             $ 79,223   $   8,155   $(10,850)  $      76,528
                                                            =========  ==========  =========  ==============

                                                                   Nine months ended September 30, 1998
                                                            ------------------------------------------------
                                                             Core                              Consolidated
                                                             Portfolio     RMI       Other     Totals
                                                            ---------  ----------  ---------  --------------
Revenues:
    Base rents, tenant escalations and
        reimbursements                                      $172,868   $  10,603   $    151   $     183,622
    Equity in earnings of real estate joint ventures
        and service companies                                    ---         ---      1,201           1,201
    Other income                                                 329         ---      7,772           8,101
                                                            ---------  ----------  ---------  --------------
Total Revenues                                               173,197      10,603      9,124         192,924
                                                            ---------  ----------  ---------  --------------
Expenses:
    Property expenses                                         59,488       1,793        493          61,774
    Marketing, general and administrative                      8,587         364      2,165          11,116
    Interest                                                  12,110         814     21,613          34,537
    Depreciation and amortization                             32,804       2,469      2,825          38,098
                                                            ---------  ----------  ---------  --------------
Total Expenses                                               112,989       5,440     27,096         145,525
                                                            ---------  ----------  ---------  --------------
Income before distributions to preferred unitholders,
    minority interests' and extraordinary items             $ 60,208   $   5,163   $(17,972)  $      47,399
                                                            =========  ==========  =========  ==============

8.   Non-Cash Investing and Financing Activities (in thousands)

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                      1999        1998
                                                  ----------  -----------
Cash paid during the period for interest          $  40,341   $   29,411
                                                  ==========  ===========
Interest capitalized during the period            $   7,281   $    5,140
                                                  ==========  ===========

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.

9.   Subsequent Events

     On October 15, 1999 the Operating Partnership entered into a contract to purchase 1350 Avenue of the Americas, a 540,000 square foot, Class A office property located in New York City for approximately $126.5 million. The closing is anticipated to occur in December,1999.

        As of October 25, 1999, in conjunction with the Company's buy back program, the Operating Partnership has purchased and retired an additional 430,000 Class B Common Units, previously held by the Company, for approximately $8.6 million.

     During November 1999, the Board of Directors of RSI and the Operating Partnership have approved amendments to the RSI Facility and the RSVP Commitment which are necessary for RSI to proceed with certain proposed acquisition financing. As consideration for such approvals, RSI will pay a fee to the Operating Partnership in the form of approximately 176,000 shares of RSI common stock.

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

     As of September 30, 1999, the Operating Partnership owned and operated 77 office properties comprising approximately 13.1 million square feet, 109 industrial properties comprising approximately 8.0 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Operating Partnership also owns and operates a 357,000 square foot office building located in Orlando, Florida. In addition, the Operating Partnership owned or had contracted to acquire approximately 377 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 2.8 million square feet of industrial and office space. The Operating Partnership also has invested approximately $312.9 million in mortgage notes encumbering three Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed Reckson Service Industries, Inc. ("RSI") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in RSI of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of RSI received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with RSI (the"RSI Facility") in the amount of $100 million for RSI's service sector operations and other general corporate purposes. As of September 30, 1999, the Operating Partnership had advanced $83.6 million under the RSI Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT- qualified investments or advances made to RSI under terms similar to the RSI Facility. As of September 30, 1999, approximately $54.8 million had been invested through the RSVP Commitment, of which $21.8 million represents RSVP-controlled joint venture REIT- qualified investments and $33.0 million represents advances to RSI under the RSVP Commitment.

     During November 1999, the Board of Directors of RSI and the Operating Partnership have approved amendments to the RSI Facility and the RSVP Commitment which are necessary for RSI to proceed with certain proposed acquisition financing. As consideration for such approvals, RSI will pay a fee to the Operating Partnership in the form of approximately 176,000 shares of RSI common stock.

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

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of cash, convertible preferred and common stock of KTR, preferred units of KTR's operating partnership, relief of debt and a purchase money mortgage note secured by certain land that is being sold to Matrix.

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

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see Liquidity and Capital Resources).

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

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the Company's consolidated statements of income.

     The market capitalization of the Operating Partnership at September 30, 1999 was approximately $2.9 billion. The Operating Partnership's market capitalization is calculated based on the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's common stock and Class B Common Stock), the liquidation preference values of the Operating Partnership's preferred units and the $1.2 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at September 30, 1999. As a result, the Operating Partnership's total debt to total market capitalization ratio at September 30, 1999 equaled approximately 42.4%.

Result of Operations

     The Operating Partnership's total revenues increased by $54.1 million or 75.6% for the three months ended September 30, 1999 as compared to the 1998 period. The growth in total revenues is primarily attributable to the gain on sales of real estate ($10.1 million or 18.6%), the Operating Partnership's acquisition of the Tower portfolio on May 24, 1999 (including $4.8 million attributable to properties sold during the quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $42.9 million or 63.2% for the three months ended September 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of approximately $3.9 million attributable to increases in rental rates and changes in occupancies and approximately $39.0 million attributable to the acquisitions and development of properties. The Company's base rent was increased by the impact of the straight-line rent adjustment by $2.1 million for the three months ended September 30, 1999 as compared to $2.0 million for the 1998 period.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $18.5 million or 83.2% for the three months ended September 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of the Tower portfolio on May 24, 1999 (including $2.2 million attributable to properties sold during the quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue, which operations were reflected in Property Expenses. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 1999 and 1998 were 63.3% and 67.3% respectively. The decrease in gross operating margins is primarily attributable to the Operating Partnership's acquisitions of full service office buildings which generally operate on lower gross operating margins.

     Marketing, general and administrative expenses increased by $2.1 for the three months ended September 30, 1999 as compared to the 1998 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Company including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.02% for the three months ended September 30, 1999 as compared to 5.82% for the 1998 period.

     Interest expense increased by $8.1 million for the three months ended September 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Operating Partnership's credit facilities and Term Loan, interest on the Operating Partnership's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt (including $26.9 million relating to properties sold during the quarter) and incurrence of new debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Company's credit facilities and Term Loan was $479.7 million for the three months ended September 30, 1999 as compared to $419.8 million for the 1998 period.

     The Operating  Partnership's  total revenues  increased by $99.8 million or
51.7 % for the nine months ended September 30, 1999 as compared to the 1998 period. The growth in total revenues is primarily attributable to the gain on sales of real estate ($10.1 million or 10.1%), the Operating Partnership's acquisition of the Tower portfolio on May 24, 1999 (including $7.3 million attributable to properties that were sold) and the acquisition of the first mortgage note secured by 919 Third Avenue. Property Operating Revenues increased by $83.7 million or 45.6% for the nine months ended September 30, 1999 as compared to the 1998 period. The 1999 increase in Property Operating Revenues is comprised of $7.9 million attributable to increases in rental rates and changes in occupancies and $75.8 million attributable to acquisitions and development of properties. The Operating Partnership's base rent was increased by the impact of the straight-line rent adjustment by $6.8 million for the nine months ended September 30, 1999 as compared to $5.7 million for the 1998 period.

     Property Expenses increased by $29.4 million or 47.5% for the nine months ended September 30, 1999 as compared to the 1998 period. These increases are primarily due to the acquisition of the Tower portfolio (including $3.1 million attributable to properties sold during the third quarter) and the acquisition of the first mortgage note secured by 919 Third Avenue, which operations are reflected in Property Expenses. Gross operating margins for the nine months ended September 30, 1999 and 1998 were 65.9% and 66.4%, respectively. The decrease in gross operating margins reflects The Operating Partnership's acquisition of full service office buildings which generally operate on lower gross operating margins.

     Marketing, general and administrative expenses increased by $3.8 million for the nine months ended September 30, 1999 as compared to the 1998 period. The increase is due to increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.1% for the nine months ended September 30, 1999 as compared to 5.8% for the 1998 period.

     Interest expense increased by $19.5 million for the nine months ended September 30, 1999 as compared to the 1998 period. The increase is attributable to an increased cost attributable to an increased average balance on the Operating Partnership's credit facilities and Term Loan, interest on the Operating Partnership's senior unsecured notes issued on March 26, 1999 and an increase in secured borrowings primarily attributable to the assumption of debt (including $26.9 million relating to properties sold during the third quarter) and incurrence of new debt in conjunction with the Tower acquisition. The weighted average balance outstanding on the Operating Partnership's credit facilities was $446.1 million for the nine months ended September 30, 1999 as compared to $348.0 million for the 1998 period.

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

     As of September 30, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the credit facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At September 30, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $196.2 million (net of $50.2 million of outstanding undrawn letters of credit).

     As of September 30, 1999, the Operating Partnership had a one year $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are currently priced off of LIBOR plus 175 basis points. The Term Loan matures on December 3, 1999 and the Operating Partnership is currently in negotiations with the Chase Manhattan Bank to extend and refinance the Term Loan. At September 30, 1999, the Operating Partnership had $75 million outstanding under the Term Loan.

     On May 24, 1999, in conjunction with the acquisition of Tower, the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount has been reflected as an extraordinary loss in the Operating Partnership's consolidated statements of income.

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

     The Board of Directors of the Company has authorized the purchase of up to three million shares of the Company's Class B Common Stock. In addition, the Board of Directors has also authorized the purchase of up to an additional three million shares of the Company's Class B Common Stock and/or its common stock. As of September 30, 1999, in conjunction with the Company's buy back program, the Operating Partnership purchased and retired 780,804 Class B Common Units, previously held by the Company, for approximately $17.4 million.

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

     The Operating Partnership's indebtedness at September 30, 1999 totaled $1.2 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $253.6 million outstanding under the credit facilities, $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $460.7 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $2.9 billion at September 30, 1999 (calculated based on the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's common stock and Class B Common Stock), the stated value of the Operating Partnership's preferred units), the Operating Partnership's debt represented approximately 42.4% of its total market capitalization.

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

SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT IMPROVEMENT AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Operating Partnership's office and industrial properties for the nine month period ended September 30, 1999 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1995 through 1998.

Non-Incremental Revenue Generating Capital Expenditures
                                                                                                   Nine
                                                                                                   Months
                                                                                                   Ended
                                                                                       1995 -1998  Sept. 30,
                                         1995         1996         1997         1998    Average    1999
                                  ------------------------------------------------------------------------------
Office Properties
     Total                           $364,545     $375,026   $1,108,675   $2,004,976     $963,305    $1,513,209
     Per Square Foot                     0.19         0.13         0.22         0.23         0.19          0.16

Industrial Properties
     Total                           $290,457     $670,751     $733,233   $1,205,266     $724,927      $791,704
     Per Square Foot                     0.08         0.18         0.15         0.12         0.13          0.09

Non-Incremental Revenue Generating Tenant Improvements and Leasing Commissions
                                                                                                   Nine
                                                                                                   Months
                                                                                                   Ended
                                                                                       1995 -1998  Sept. 30,
                                         1995         1996         1997         1998    Average    1999
                                  ------------------------------------------------------------------------------
Long Island Office Properties
     Tenant Improvements             $452,057     $523,574     $784,044   $1,140,251     $724,982      $542,538
     Per Square Foot Improved            4.44         4.28         7.00         3.98         4.92          4.15
     Leasing Commissions             $144,925     $119,047     $415,822     $418,191     $274,496      $190,105
     Per Square Foot Leased              1.42         0.97         4.83         1.46         2.17          0.88
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $5.86        $5.25       $11.83        $5.44        $7.09         $5.03
                                  ============ ============ ============ ============ ============ =============


Westchester Office Properties
     Tenant Improvements              N/A         $834,764   $1,211,665     $711,160     $961,413      $865,536
     Per Square Foot Improved         N/A             6.33         8.90         4.45         6.67          6.25
     Leasing Commissions              N/A         $264,388     $366,257     $286,150     $326,204      $334,783
     Per Square Foot Leased           N/A             2.00         2.69         1.79         2.24          2.42
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A            $8.33       $11.59        $6.24        $8.91         $8.67
                                  ============ ============ ============ ============ ============ =============

Connecticut Office Properties <F1>
     Tenant Improvements              N/A          $58,000   $1,022,421     $202,880     $570,356      $108,881
     Per Square Foot Improved         N/A            12.45        13.39         5.92         9.66          4.89
     Leasing Commissions              N/A            $0.00     $256,615     $151,063     $181,190       $89,142
     Per Square Foot Leased           N/A             0.00         3.36         4.41         3.89          4.00
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A           $12.45       $16.75       $10.33       $13.55         $8.89
                                  ============ ============ ============ ============ ============ =============

New Jersey Office Properties
     Tenant Improvements              N/A          N/A          N/A         $654,877     $654,877      $190,958
     Per Square Foot Improved         N/A          N/A          N/A             3.78         3.78          2.10
     Leasing Commissions              N/A          N/A          N/A         $396,127     $396,127      $346,831
     Per Square Foot Leased           N/A          N/A          N/A             2.08         2.08          3.81
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot            N/A          N/A          N/A            $5.86        $5.86         $5.91
                                  ============ ============ ============ ============ ============ =============

Industrial Properties
     Tenant Improvements             $210,496     $380,334     $230,466     $283,842     $276,285      $249,807
     Per Square Foot Improved            0.90         0.72         0.55         0.76         0.73          0.20
     Leasing Commissions             $107,351     $436,213      $81,013     $200,154     $206,183      $753,855
     Per Square Foot Leased              0.46         0.82         0.19         0.44         0.48          0.61
                                  ------------ ------------ ------------ ------------ ------------ -------------
     Total Per Square Foot              $1.36        $1.54        $0.75        $1.20        $1.21         $0.81
                                  ============ ============ ============ ============ ============ =============

<F1>
1995 - 1998 average weighted to reflect October 1996 acquisition date

LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of September 30, 1999:

Long Island Office Properties (excluding Omni):
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     10       41,860          1.4%      $20.65       $21.28
2000                     43      254,282          8.6%      $21.86       $21.11
2001                     40      187,022          6.3%      $22.15       $24.16
2002                     32      253,748          8.6%      $22.31       $24.37
2003                     52      345,662         11.7%      $21.81       $24.60
2004                     43      259,947          8.8%      $22.83       $25.29
2005 and thereafter      94    1,623,174         54.7%         ---          ---
                     ------- ------------ ------------
Total                   314    2,965,695        100.0%
                     ======= ============ ============

<F1>    Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>    Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Omni:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                   ---
2000                      3       56,211          9.5%      $32.15       $36.99
2001                      4       32,680          5.6%      $27.36       $33.63
2002                      4      129,351         22.0%      $30.00       $33.26
2003                      5       72,530         12.3%      $29.56       $34.29
2004                      4      112,414         19.1%      $26.03       $33.16
2005 and thereafter       9      185,607         31.5%         ---          ---
                     ------- ------------ ------------
Total                    29      588,793       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Industrial Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13      145,928          3.1%       $5.11        $5.98
2000                     32      491,504         10.6%       $4.97        $5.63
2001                     31      732,183         15.8%       $5.69        $7.02
2002                     26      221,744          4.8%       $6.25        $6.96
2003                     30      724,434         15.6%       $5.26        $5.98
2004                     27      522,242         11.3%       $6.65        $7.18
2005 and thereafter      44    1,799,267         38.8%         ---          ---
                     ------- ------------ ------------
Total                   203    4,637,302       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Research and Development Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      3       14,039          1.1%      $11.71       $12.87
2000                      6      101,419          8.0%       $7.77        $8.01
2001                      8      150,120         11.8%      $10.75       $11.31
2002                      3       67,967          5.3%      $10.54       $12.51
2003                      4      271,042         21.3%       $5.38        $6.41
2004                      7      107,344          8.4%      $11.87       $13.13
2005 and thereafter      13      560,554         44.1%         ---          ---
                     ------- ------------ ------------
Total                    44    1,272,485       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Westchester Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                     13       30,593          1.1%      $22.77       $20.40
2000                     51      366,033         13.4%      $22.42       $22.74
2001                     44      322,090         11.8%      $22.03       $22.34
2002                     48      457,396         16.7%      $20.47       $20.70
2003                     35      246,705          9.0%      $21.75       $22.98
2004                     25      134,039          4.9%      $20.42       $21.41
2005 and thereafter      38    1,176,001         43.0%         ---          ---
                     ------- ------------ ------------
Total                   254    2,732,857        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

Stamford Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      7       16,966          1.7%      $22.58       $21.84
2000                     26      106,290         10.4%      $22.41       $22.78
2001                     25      103,383         10.1%      $24.14       $25.22
2002                     16       91,088          8.9%      $27.20       $28.43
2003                     14       93,385          9.1%      $31.89       $32.69
2004                     19      213,768         20.9%      $21.23       $22.20
2005 and thereafter      23      399,020         39.0%         ---          ---
                     ------- ------------ ------------
Total                   130    1,023,900        100.0%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New Jersey Office Properties:
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                    ---          ---          0.0%         ---          ---
2000                     30      285,661         15.8%      $23.30       $23.72
2001                     22      261,036         14.5%      $18.09       $18.29
2002                     21      182,636         10.1%      $19.82       $20.02
2003                     18      327,593         18.1%      $17.90       $18.01
2004                     31      217,955         12.1%      $22.32       $22.87
2005 and thereafter      23      530,546         29.4%         ---          ---
                     ------- ------------ ------------
Total                   145    1,805,427       100.00%
                     ======= ============ ============

<F1>
Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
<F2>
Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

New York City
                                               %
                                Total       of Total       Per
                               Rentable     Rentable      Square        Per
      Year of        Number     Square       Square        Foot        Square
       Lease           of        Feet         Feet         S/L          Foot
     Expiration      Leases    Expiring     Expiring    Rent <F1>    Rent <F2>
--------------------------------------------------------------------------------
1999                      2        8,010          0.3%      $36.46       $36.47
2000                     10      267,904          9.3%      $28.53       $31.91
2001                     17      138,472          4.8%      $35.10       $32.75
2002                     14      176,539          6.1%      $32.37       $33.18
2003                      6       93,752          3.3%      $31.16       $31.64
2004                      8      108,110          3.8%      $34.31       $33.76
2005 and thereafter      76    2,081,702         72.4%         ---          ---
                     ------- ------------ ------------
Total                   133    2,874,489       100.00%
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

The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                     September 30,
                                                            --------------------------------  --------------------------------
                                                                  1999             1998             1999             1998
                                                            ---------------  ---------------  ---------------  ---------------
Income before extraordinary items                           $       25,574   $       11,649   $       52,579   $       36,259
Less:
    Extraordinary loss                                                 629            1,993              629            1,993
                                                            ---------------  ---------------  ---------------  ---------------
Net Income                                                          24,945            9,656           51,950           34,266
Adjustment for Funds From Operations:
Add:
    Real Estate Depreciation and Amortization                       21,312           14,035           54,406           36,822
    Minority interests in consolidated partnerships                  2,150              665            4,933            1,938
    Extraordinary loss                                                 629            1,993              629            1,993
Less:
Gain on sales of real estate                                        10,052              ---           10,052              ---
Amount distributed to minority partners in
    consolidated partnerships                                        2,607            1,190            6,031            2,989
                                                            ---------------  ---------------  ---------------  ---------------
Funds From Operations                                       $       36,377   $       25,159   $       95,835   $       72,030
                                                            ===============  ===============  ===============  ===============
Weighted average units outstanding                                  59,526           47,753           53,430           46,999
                                                            ===============  ===============  ===============  ===============

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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at September 30, 1999 (dollars in thousands):


                                   For the Year Ended December 31,
                         ---------------------------------------------------
                           1999      2000       2001       2002       2003     Thereafter    Total<F1>     F.M.V
                         -----------------------------------------------------------------------------------------
Long term debt:
  Fixed rate             $ 1,347   $33,883   $ 21,332   $ 14,980   $  6,724   $   832,459   $ 910,725   $ 910,725
  Weighted average
     interest rate         7.96%     7.40%      7.45%      7.89%      8.00%         7.52%       7.53%

  Variable rate          $75,000   $   ---   $253,600   $    ---   $    ---   $       ---   $ 328,600   $ 328,600
  Weighted average
     interest rate         7.13%       ---      6.28%        ---        ---           ---       6.47%

<F1>
Includes unamortized issuance discounts of $704,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $3.3 million annual increase in interest expense based on approximately $328.6 million outstanding at September 30, 1999.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 1999 (dollars in thousands):

                              For the Year Ended December 31,
                    ----------------------------------------------------
                      1999       2000       2001       2002       2003     Thereafter      Total       F.M.V
                    ------------------------------------------------------------------------------------------
Mortgage notes and
   notes receivable:

  Fixed rate        $   685   $282,727   $     15   $ 10,624   $    ---   $    53,490   $ 347,541   $ 347,541
  Weighted average
     interest rate   10.49%      9.42%      9.00%     10.34%        ---        10.68%       9.64%

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

        The Board of Directors of the Company has approved certain amendments to the governance provisions of the Company.

        The Board of Directors has approved an amendment to the Company's charter to opt into a provision of the Maryland General Corporation Law (the "MGCL") requiring a vote of two-thirds of the common stock to remove one or more directors. Previously the entire board of directors could be removed, at any time, with or without cause, by the affirmative vote of a majority of the votes entitled to be cast for the election of directors.

        Under Section 3-805 of the MGCL (a recent amendment) a corporation may raise the threshold amount of shares that must be held by stockholders calling a special stockholder meeting to a majority of all votes to be cast at such meeting. In accordance the with MGCL, the Board of Directors has approved an amendment to the Company's by laws providing that a special meeting of stockholders need only be called if requested by holders of the majority of votes eligible to be cast at such meeting. The Company's previous bylaws provided that special meetings of stockholders could be called by the secretary upon the written request of holders of shares entitled to cast not less than 25% of all votes entitled to be cast at such meeting. Raising the threshold allows the Company to avoid calling special meetings, unless the purpose of the meeting has substantial support among stockholders.

        The Board of Directors has also approved the Company's opting into the Maryland Business Combination Statute. A business combination statue provides substantial defensive protection to a company, by preventing an unsolicited acquiror seeking a post-offer merger from acquiring a substantial stock position without first obtaining approval of the Company's board. Maryland's business combination law imposes a 5-year time limitation and supermajority stockholder approval requirements on business combinations with persons who acquire 10% or more of a company's voting power before the company's board of directors has approved the proposed business combination.


Item 6. Exhibits and Reports on Form 8-K
        a)      Exhibit 27 Financial Data Schedule
        b) During the three months ended September 30, 1999 the registrant filed the following reports:

                On August 25, 1999, the Operating Partnership filed Form 8-K announcing its entering into a Contribution and Exchange agreement with respect to the disposition of RMI. In addition, the Operating Partnership announced its entering into an agreement with Matrix relating to the disposition of certain industrial land holdings and a mortgage note.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        RECKSON OPERATING PARTNERSHIP, L.P.

                        BY: RECKSON ASSOCIATES REALTY CORP., its general partner


November 11, 1999        /s/   Scott H. Rechler
Date                     Scott H. Rechler, Co-Chief Executive Officer
                         and President

November 11, 1999        /s/   Michael Maturo
Date                     Michael Maturo, Executive Vice President,
                         Treasurer and Chief Financial Officer