Form 10-K
period 1999-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2000-03-23
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

                                       OR
[  ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of the Securities
                        Exchange Act of 1934 for the
                       transition period from    to
                         Commission File Number 1-13762

                             ---------------------

                     RECKSON OPERATING PARTNERSHIP, L. P.
            (Exact name of registrant as specified in its charter)




                 MARYLAND                        11-3233647
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)      Identification No.)


       225 BROADHOLLOW ROAD,
           MELVILLE, NY                 11747
       (Address of principal         (Zip Code)
        executive offices)

      Registrant's telephone number, including area code: (631) 694-6900
                            ---------------------
       Securities registered pursuant to Section 12(b) of the Act: None

                            ---------------------
       Securities registered pursuant to Section 12(g) of the Act: None

                            ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate  by  check  mark  if  disclosure  of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Reckson Associates Realty Corp. relating to its Annual Shareholder's Meeting to be held May 18, 2000 are incorporated by reference into Part III.

As of March 22, 2000, 3,671,352 common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


ITEM
 NO.                                                                                        PAGE
-------                                                                                   ------
                                               PART I
1.        Business ....................................................................    I-1
2.        Properties ..................................................................    I-8
3.        Legal Proceedings ...........................................................    I-17
4.        Submission of Matters to a Vote of Security Holders .........................    I-17
                                            PART II
5.        Market for Registrant's Common Equity and Related Security Matters ..........    II-1
6.        Selected Financial Data .....................................................    II-2
7.        Management's Discussion and Analysis of Financial Condition and Results of
           Operations ............................................................. ...    II-3
7(a).     Quantitative and Qualitative Disclosures about Market Risk ..................   II-12
8.        Financial Statements and Supplementary Data .................................   II-12
9.        Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure .................................................................   II-12
                                           PART III
10.       Directors and Executive Officers of the Registrant ..........................   III-1
11.       Executive Compensation ......................................................   III-1
12.       Security Ownership of Certain Beneficial Owners and Management ..............   III-1
13.       Certain Relationships and Related Transactions ..............................   III-1
                                            PART IV
14.       Financial Statements and Schedules, Exhibits and Reports on Form 8-K ........    IV-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the
"Company"),   which  serves  as  the  sole  general  partner  of  the  Operating
Partnership, is a fully integrated, self administered and self managed real estate investment trust ("REIT"). The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson").

     For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Operating Partnership is one of the largest owners and operators of Class A office properties and industrial properties in the Tri-State Area. As of December 31, 1999, the Operating Partnership owned 189 properties (the "Properties") (including two joint venture properties) in the Tri-State Area encompassing approximately 21.4 million rentable square feet, all of which are managed by the Operating Partnership. The Properties consist of 77 Class A office properties (the "Office Properties") encompassing approximately 13.1 million square feet, 110 industrial properties (the "Industrial Properties") encompassing approximately 8.3 million square feet and two 10,000 square foot retail properties. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida. In addition, as of December 31, 1999, the Operating Partnership had approximately $315.6 million invested in certain mortgage indebtedness encumbering three Class A Office Properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York (the "Mortgage Note Investments"). As of December 31, 1999, the Operating Partnership also owned approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. During 1998 and 1999, the Operating Partnership made investments in joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a venture capital fund created as a research and development vehicle for the Operating Partnership to invest in alternative real estate sectors (see Corporate Strategies and Growth Opportunities). RSVP is managed by an affiliate of Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine"). The Operating Partnership has committed up to $100 million for investments in the form of either (i) joint ventures with RSVP or (ii) loans to FrontLine for FrontLine's investment in RSVP. To date, the Operating Partnership has invested $24.8 million in RSVP joint venture investments. During 1998, the Operating
Partnership spun off FrontLine, its commercial service business, to its shareholders and has provided FrontLine with a $100 million line of credit. As of December 31, 1999, $79.5 million had been drawn and is outstanding on this line.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Office Properties are located in twelve planned office parks and are tenanted by a diverse industry group of national firms which include consumer products, telecommunication, health care, insurance and professional service firms such as accounting firms and securities brokerage houses. The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing / assembly activities and are located primarily in three planned industrial parks developed by Reckson.

     All of the interests in the Properties, the Mortgage Note Investments and land are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and as of

December 31, 1999, owned approximately 87% of the Operating Partnership's outstanding common units of limited partnership ("Units") and Class B common units of limited partnership ("Class B Common Units").

     The Operating Partnership seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $500 million scheduled to mature on July 23, 2001 and an unsecured term loan ("the "Term Loan") with a maximum borrowing capacity of $75 million scheduled to mature on June 16, 2001. The Credit Facility and the Term Loan require the Operating Partnership to comply with a number of financial and other covenants on an ongoing basis.

     During 1999, the Operating Partnership issued $300 million of five year and ten year senior unsecured notes and in connection with the Company's issuance of Series B convertible cumulative preferred stock, the Operating Partnership issued six million Series E convertible cumulative preferred units of general partnership interest to the Company for proceeds of $150 million. The combined net proceeds of approximately $447.4 million were used to repay outstanding borrowings under the Credit Facility and as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition (see Corporate Strategies and Growth Opportunities below), the Operating Partnership issued 11,694,567 Class B Common Units to the Company which were valued for purposes under generally accepted accounting principals ("GAAP") at $26 per share for total consideration of approximately $304.1 million.

     There are numerous commercial properties that compete with the Operating Partnership in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Operating Partnership's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (631) 694-6900. At December 31, 1999, the Operating Partnership had approximately 300 employees.

RECENT DEVELOPMENTS

Acquisition Activity.

     Set forth below is a brief description of the Operating Partnership's major acquisition activity during 1999.

     On May 24, 1999, the Tower portfolio acquisition was completed with the Operating Partnership obtaining title to all of Tower's real estate assets. Simultaneously with the closing of the Tower portfolio acquisition the Operating Partnership arranged for the sale of four of Tower's Class B New York City office properties. In addition, the Operating Partnership sold, with the exception of one Class A, 357,000 square foot office building located in Orlando, Florida, all of the assets located outside of the Tri-State Area. In addition to the aforementioned property in Orlando, Florida, the Operating Partnership's remaining assets from the Tower portfolio acquisition include three Class A New York City Office Properties encompassing approximately 1.6 million square feet and one Class A Office Property on Long Island encompassing approximately 101,000 square feet.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by 919 Third Avenue, a 47 story, 1.4 million square foot Class A Office Property located in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property.

     In addition, as of December 31, 1999, the Operating Partnership has invested approximately $15.7 million in certain mortgage indebtedness encumbering one Class A Office Property encompassing approximately 177,000 square feet and approximately 472 acres of land located in New Jersey. The

Operating Partnership has also loaned approximately $17 million to its minority partner in Omni, its 575,000 square foot flagship Long Island Office Property, and effectively increased its economic interest in the property owning partnership.

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Operating Partnership's Credit Facility.

     On January 6, 1998, the Operating Partnership made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L.P. ("RMI") in exchange for operating partnership units in RMI.

     During 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box Industrial Properties. The combined total sale price is approximately $298 million (approximately $42 million of which is payable to the Morris Companies and its affiliates).

     During 1999, the first stage of the RMI closing occurred and stages two and three are scheduled for April 2000.

Leasing Activity

     During the year ended December 31, 1999, the Operating  Partnership  leased
1.7 million square feet at the Office Properties at an average effective rent (i.e. base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions) of $24.14 per square foot and 1.3 million square feet at the Industrial Properties at an average effective rent of $6.71 per square foot. Included in this leasing data is 388,531 square feet at the Long Island Office Properties at an average effective rent of $24.87; 707,731 square feet at the Westchester Office Properties at an average effective rent of $22.04; 109,006 square feet at the Connecticut Office Properties at an average effective rent of $26.57; 413,072 square feet at the New Jersey Office Properties at an average effective rent of $22.63 and 86,476 square feet of the New York City Office Properties at an average effective rent of $42.27. Also included in this leasing data is 940,315 square feet at the Long Island Industrial Properties at an average effective rent of $7.16 and 373,497 square feet at the New Jersey Industrial Properties at an average effective rent of $5.60.

Financing Activities

     On July 23, 1998, the Operating Partnership obtained its three year $500 million unsecured revolving Credit Facility from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of Properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31, 1999, the Operating Partnership had outstanding its 18 month, $75 million unsecured Term Loan from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Operating Partnership's previous term loan which matured on December 17, 1999.

Other Financing Activities

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Operating Partnership's Credit Facility.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from USB AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. The new mortgage note, in the amount of $125 million, is secured by two Office Properties with an aggregate carrying value of approximately $261 million, is for a term of ten years and bears interest at the rate of 7.73% per annum.

Unit Issuances

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Operating Partnership issued 11,694,567 Class B Common Units to the Company which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per share, which distribution is subject to adjustment annually commencing on July 1, 2000. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of Units of the Operating Partnership subject to customary antidilution adjustments. The Class B Common Units will be exchanged for an equal number of Units upon the exchange, if any, by the Company of common stock for Class B Common Stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999, the Operating Partnership issued six million Series E preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series E preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series E preferred units are convertible into common units at a price of $26.05 per unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series E preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

Operating Strategies and Growth Opportunities

     The Operating Partnership's primary business objectives are to maximize current return to its partners through increases in distributable cash flow and to increase partner's long-term total return through the appreciation in the value of its Units and Class B Common Units. The Operating Partnership plans to achieve these objectives by continuing Reckson's operating strategies and capitalizing on the internal and external growth opportunities as described below.

     Operating Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include the implementation of: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative property marketing programs such as the broker frequent leasing points program which was established by the Operating Partnership to enhance relationships with the brokerage community and which allows brokers to accumulate points for leasing space in the Operating Partnership's portfolio which can be redeemed for luxurious prizes, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Operating Partnership's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the Office Properties and (v) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

     The Operating Partnership also intends to adhere to a policy of maintaining a debt ratio (defined as the total debt of the Operating Partnership as a percentage of the sum of the Operating Partnership's total debt and the value of its equity) of less than 50%. As of December 31, 1999, the Operating Partnership's debt ratio was approximately 42.3%. This calculation is net of minority partners' proportionate share of debt and including the Operating Partnership's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Operating Partnership with financial flexibility to select the optimal source of capital (whether through debt or partners contributions) with which to finance external growth.

     Growth Opportunities. The Operating Partnership intends to achieve its primary business objectives by applying its operating strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets continue to improve, management believes the Operating Partnership is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding 4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate tax, operating expense escalations and base electrical charges) on approximately 85% of existing leases at the Long Island Properties,
(ii) periodic contractual increases in Base Rent on existing leases at the Westchester Properties, the New Jersey Properties and the Southern Connecticut Properties and (iii) the potential for increases to Base Rents as leases expire as a result of continued tightening of the office and industrial markets with limited new supply.

     In connection with the Operating Partnership's acquisition and merger transaction with Tower Realty Trust, Inc. (see External Growth below) the Operating Partnership entered the New York City office market. The Manhattan office market is currently experiencing favorable supply and demand characteristics similar to those currently in the Operating Partnership's suburban markets and also is characterized by its similar lack of available land supply and other barriers to entry that limit our competition. The Tower portfolio includes Manhattan office buildings that offer similar potential for increase in Base Rents as described in (iii) above.

     External Growth. The Operating Partnership seeks to acquire multi-tenant suburban Class A office and industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Operating Partnership believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million, (ii) ability to acquire a property for Units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its dominant position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Operating Partnership also intends to selectively develop new Class A suburban office and industrial properties and to continue to redevelop existing Office and Industrial Properties as these opportunities arise. In the near future, the Operating Partnership will concentrate its development activities on industrial and Class A office properties within the Tri-State Area. The Operating Partnership's expansion into the Manhattan office market and the opening of its New York City division provides it with additional opportunities to acquire an interest in properties at attractive yields. The Operating Partnership also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     During 1997, the Company formed FrontLine and RSVP. On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Operating Partnership (the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $2.9 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Operating Partnership had invested approximately $17.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     In 1999, the Operating Partnership invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP - SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP - SHP had investments in four off - campus student housing projects.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust.

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and
(ii) 75% of shares of Class B Common Stock (valued for GAAP purposes at approximately $304.1 million).

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity interest in Metropolitan. Crescent's interest accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three Office Properties comprising approximately 1.6 million square feet located in New York City, one Office Property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

ENVIRONMENTAL MATTERS

     Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     All of the Office Properties and all of the Industrial Properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April
1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnership's business.

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 1999, the Operating Partnership owned and operated 189 Properties (including two joint venture office properties but excluding the RSVP -- controlled joint ventures) in the Tri-State Area encompassing approximately
21.4 million square feet. These properties consist of 77 Class A Office Properties encompassing approximately 13.1 million rentable square feet, 110 Industrial Properties encompassing approximately 8.3 million rentable square feet and two free-standing 10,000 square foot retail properties. The Operating Partnership also owns a 357,000 square foot Class A office building in Orlando, Florida. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 1999, the Operating Partnership owned approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space.

     Reckson has historically emphasized the development and acquisition of properties that are part of large scale office and industrial parks and approximately 54% of the Office Properties and approximately 46% of the Industrial Properties are located in such parks (measured by rentable square footage). The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

     Also, as of December 31, 1999, the Operating Partnership had invested approximately $298.6 million in certain mortgage indebtedness encumbering three Class A Office Properties encompassing approximately 1.6 million square feet and approximately 472 acres of land located in New Jersey. In addition, the Operating Partnership has loaned approximately $17 million to its minority partner in Omni, its flagship Long Island Office Property and effectively increased its economic interest in the property owning partnership.

     Set forth below is a summary of certain information relating to the Properties, categorized by Office and Industrial Properties, as of December 31, 1999.

OFFICE PROPERTIES

General

     As of December 31, 1999, the Operating Partnership owned or had an interest in 77 Tri-State Area Class A Office Properties encompassing approximately 13.1 million rentable square feet. As of December 31, 1999, these Office Properties were approximately 95% leased to approximately 1,000 tenants.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty-nine of the 73 suburban Office Properties are located in the following twelve planned office parks: the North Shore Atrium, the Huntington Melville Corporate Center, the Nassau West Corporate Center, the Tarrytown Corporate Center, the Landmark Square Office Complex, the Executive Hill Office Park, the Reckson Executive Park, the University Square Office Complex, the Summit at Valhalla, the Mt. Pleasant Corporate Center, the Stamford Towers Office Center, and the Short Hills Office Complex. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Operating Partnership's reputation for providing a high level of tenant service have enabled the Operating Partnership to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers.

     The Office Properties are leased to both national and local tenants. Leases on the Office Properties are typically written for terms ranging from five to ten years and require: (i) payment of a fixed gross rental amount that excludes payments on account of real estate tax, operating expense escalations and base electrical charges ("Base Rent"), (ii) payment of a base electrical charge,
(iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to Base Rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

     The following table sets forth certain information as of December 31, 1999 for each of the Office Properties.


                                                     OWNERSHIP
                                                     INTEREST
                                                      (GROUND
                                                       LEASE                       LAND
                                       PERCENTAGE   EXPIRATION        YEAR         AREA
PROPERTY                                OWNERSHIP    DATE) (1)    CONSTRUCTED    (ACRES)
------------------------------------- ------------ ------------ --------------- ---------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
                                                    Leasehold
395 North Service Rd ................      100%      (2081)           1988          7.5
200 Broadhollow Rd. .................      100%        Fee            1981          4.6
48 South Service Rd. ................      100%        Fee            1986          7.3
35 Pinelawn Rd ......................      100%        Fee            1980          6.0
275 Broadhollow Rd ..................      100%        Fee            1970          5.8
1305 Old Walt Whitman Rd (3) ........      100%        Fee            1998 (5)     18.1
                                                                                   ----
Total--Huntington Melville
 Corporate Center (4) ...............                                              49.3
                                                                                   ----
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North
 Shore Atrium I) ....................      100%        Fee            1977         13.0
6900 Jericho Turnpike (North
 Shore Atrium II) ...................      100%        Fee            1982          5.0
                                                                                   ----
Total--North Shore Atrium ...........                                              18.0
                                                                                   ----
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center                      Leasehold
 II) ................................      100%      (2082)           1984          9.1
60 Charles Lindbergh Blvd. (Nassau                  Leasehold
 West Corporate Center I) ...........      100%      (2082)           1989          7.8
                                                    Leasehold
51 Charles Lindbergh Blvd. ..........      100%      (2084)           1989          6.6
                                                    Leasehold
55 Charles Lindbergh Blvd. ..........      100%      (2082)           1982         10.0
                                                    Leasehold
333 Earl Ovington Blvd. (The Omni)          60%      (2088)           1991         30.6
                                                    Leasehold
90 Merrick Ave. .....................      100%      (2084)           1985         13.2
                                                                                   ----
Total--Nassau West Corporate
 Center .............................                                              77.3
                                                                                   ----
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ...............      100%        Fee            1974          1.4
520 White Plains Road ...............       60%        Fee (6)        1981          6.8
555 White Plains Road ...............      100%        Fee            1972          4.2
560 White Plains Road ...............      100%        Fee            1980          4.0
580 White Plains Road ...............      100%        Fee            1977          6.1
660 White Plains Road ...............      100%        Fee            1983         10.9
                                                                                   ----
Total--Tarrytown Corporate Center                                                  33.4
                                                                                   ----
Reckson Executive Park
 Rye Brook, NY
1 International Dr. .................      100%        Fee            1983         N/A
2 International Dr. .................      100%        Fee            1983         N/A
3 International Dr. .................      100%        Fee            1983         N/A
4 International Dr. .................      100%        Fee            1986         N/A
5 International Dr. .................      100%        Fee            1986         N/A
6 International Dr. .................      100%        Fee            1986         N/A
Total--Reckson Executive Park .......                                              44.4
                                                                                   ----

                                                                                         ANNUAL
                                                                                          BASE
                                                                                          RENT     NUMBER
                                       NUMBER    RENTABLE                                 PER        OF
                                         OF       SQUARE      PERCENT    ANNUAL BASE     LEASED    TENANT
PROPERTY                               FLOORS      FEET        LEASED      RENT (2)     SQ. FT.    LEASES
------------------------------------- -------- ------------ ----------- ------------- ----------- -------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
395 North Service Rd ................    4        187,393       100.0%   $ 4,620,998    $ 24.66       5
200 Broadhollow Rd. .................    4         67,432        88.8%   $ 1,298,934    $ 21.68      11
48 South Service Rd. ................    4        125,372        95.1%   $ 2,850,902    $ 23.91       7
35 Pinelawn Rd ......................    2        105,241        94.3%   $ 2,088,736    $ 21.05      26
275 Broadhollow Rd ..................    4        124,441       100.0%   $ 2,764,076    $ 21.39      17
1305 Old Walt Whitman Rd (3) ........    3        167,400        92.7%   $ 3,649,827    $ 23.52       5
                                                  -------                -----------                 --
Total--Huntington Melville
 Corporate Center (4) ...............             777,279        96.5%   $17,273,473    $ 23.03      71
                                                  -------                -----------                 --
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North
 Shore Atrium I) ....................    2        209,028        79.0%   $ 3,355,388    $ 20.31      37
6900 Jericho Turnpike (North
 Shore Atrium II) ...................    4        101,036        92.2%   $ 2,054,157    $ 22.05      13
                                                  -------                -----------                 --
Total--North Shore Atrium ...........             310,064        83.3%   $ 5,409,545    $ 20.94      50
                                                  -------                -----------                 --
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center
 II) ................................    6        211,845       100.0%   $ 4,831,982    $ 22.64      22
60 Charles Lindbergh Blvd. (Nassau
 West Corporate Center I) ...........    2        186,889       100.0%   $ 4,004,079    $ 21.37       7
51 Charles Lindbergh Blvd. ..........    1        108,000       100.0%   $ 2,167,285    $ 20.07       1
55 Charles Lindbergh Blvd. ..........    2        214,581       100.0%   $ 2,535,051    $ 11,81       2
333 Earl Ovington Blvd. (The Omni)      10        575,000        87.8%   $14,987,850    $ 29.68      28
90 Merrick Ave. .....................    9        221,839        96.4%   $ 4,859,277    $ 22.73      21
                                                  -------                -----------                 --
Total--Nassau West Corporate
 Center .............................           1,518,154        95.0%   $33,385,524    $ 23.15      81
                                                ---------                -----------                 --
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ...............    2         26,468        91.5%   $   461,589    $ 19.05      20
520 White Plains Road ...............    6        171,761       100.0%   $ 3,192,362    $ 18.59       1
555 White Plains Road ...............    5        121,585        86.5%   $ 2,274,121    $ 21.62       6
560 White Plains Road ...............    6        126,471       100.0%   $ 1,758,933    $ 13.89      16
580 White Plains Road ...............    6        170,726       100.0%   $ 3,236,652    $ 18.92      19
660 White Plains Road ...............    6        258,715        94.7%   $ 4,728,353    $ 19.29      45
                                                ---------                -----------                 --
Total--Tarrytown Corporate Center                 875,726        96.4%   $15,652,010    $ 18.55     107
                                                ---------                -----------                ---
Reckson Executive Park
 Rye Brook, NY
1 International Dr. .................    3         90,000       100.0%   $ 1,170,000    $ 13.00       1
2 International Dr. .................    3         90,000       100.0%   $ 1,170,000    $ 13.00       1
3 International Dr. .................    3         91,174       100.0%   $ 1,718,469    $ 18.84       5
4 International Dr. .................    3         86,694        83.8%   $ 1,572,288    $ 21.65       9
5 International Dr. .................    3         90,000       100.0%   $ 2,416,482    $ 26.85       1
6 International Dr. .................    3         94,016       100.0%   $ 1,423,951    $ 15.15       8
                                                ---------                -----------                ---
Total--Reckson Executive Park .......             541,884        97.4%   $ 9,471,190    $ 17.94      25
                                                ---------                -----------                ---

                                                    OWNERSHIP
                                                    INTEREST
                                                     (GROUND
                                                      LEASE                       LAND
                                      PERCENTAGE   EXPIRATION        YEAR         AREA
PROPERTY                               OWNERSHIP    DATE) (1)    CONSTRUCTED     (ACRES)
------------------------------------ ------------ ------------ --------------- ---------
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................    100%          Fee            1988          11.3
200 Summit Dr. .....................    100%          Fee            1990          18.0
500 Summit Dr. .....................    100%          Fee            1986          29.1
                                                                                   ----
Total--Summit at Valhalla ..........                                               58.4
                                                                                   ----
Mt. Pleasant Corporate Center
115/117 Stevens Ave. ...............    100%          Fee            1984           5.0
                                                                                   ----
Total--Mt Pleasant Corporate
 Center ............................                                                5.0
                                                                                   ----
Landmark Square
 Stamford, CT
One Landmark Square ................    100%          Fee            1973           N/A
Two Landmark Square ................    100%          Fee            1976           N/A
Three Landmark Square ..............    100%          Fee            1978           N/A
Four Landmark Square ...............    100%          Fee            1977           N/A
Five Landmark Square ...............    100%          Fee            1976           N/A
Six Landmark Square ................    100%          Fee            1984           N/A
Total--Landmark Square .............                                                7.2
                                                                                  -----
Stamford Towers
 Stamford, CT
680 Washington Blvd. ...............    100%          Fee            1989           1.3
750 Washington Blvd. ...............    100%          Fee            1989           2.4
                                                                                  -----
Total--Stamford Towers .............                                                3.7
                                                                                  -----
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ...................    100%          Fee            1989           5.7
88 Duryea Rd.
 Melville, NY ......................    100%          Fee            1986           1.5
310 East Shore Rd.
 Great Neck, NY ....................    100%          Fee            1981           1.5
333 East Shore Rd.                                 Leasehold
 Great Neck, NY ....................    100%         (2030)          1976           1.5
520 Broadhollow Rd
 Melville, NY ......................    100%          Fee            1978           7.0
1660 Walt Whitman Rd.
 Melville, NY ......................    100%          Fee            1980           6.5
125 Baylis Rd.
 Melville, NY ......................    100%          Fee            1980           8.2
150 Motor Parkway
 Hauppauge, NY .....................    100%          Fee            1984          11.3
1979 Marcus Ave.
 Lake Success, NY ..................    100%          Fee            1987           8.6
120 Mineola Blvd
 Mineola, New York .................    100%          Fee            1989           0.7
                                                                                  -----
Total--Stand-alone Long Island
 Properties ........................                                               52.5
                                                                                  -----
Stand-alone
 Westchester Properties ............
155 White Plains Road,
 Tarrytown, NY .....................    100%          Fee            1963          13.2
235 Main Street,
 White Plains, NY ..................    100%          Fee            1974 (5)        .4
245 Main Street
 White Plains, NY ..................    100%          Fee            1983            .4
120 White Plains Rd.
 Tarrytown, NY .....................    100%          Fee            1984           9.7
80 Grasslands
 Elmsford, NY ......................    100%          Fee            1989           4.9
360 Hamilton Avenue
 White Plains, NY (3) ..............    100%          Fee            1977           1.5
140 Grand Street
 White Plains, NY ..................    100%          Fee            1991           2.2
                                                                                  -----
Total--Stand-alone Westchester
 Properties(4) .....................                                               32.3
                                                                                  -----
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ...................    100%          Fee            1978          10.1
200 Executive Dr ...................    100%          Fee            1980           8.2
300 Executive Dr ...................    100%          Fee            1984           8.7
10 Rooney Circle ...................    100%          Fee            1971           5.2
                                                                                  -----
Total--Executive Hill Office Park ..                                               32.2
                                                                                  -----

                                                                                     ANNUAL
                                                                                      BASE
                                                                                      RENT    NUMBER
                                      NUMBER    RENTABLE                              PER       OF
                                        OF       SQUARE     PERCENT   ANNUAL BASE    LEASED   TENANT
PROPERTY                              FLOORS      FEET       LEASED     RENT (2)    SQ. FT.   LEASES
------------------------------------ -------- ------------ --------- ------------- --------- -------
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................     4       249,551      72.0%   $ 1,745,495  $  9.72       8
200 Summit Dr. .....................     4       240,834      84.9%   $ 4,890,463  $ 23.92      12
500 Summit Dr. .....................     4       208,660     100.0%   $ 5,633,820  $ 27.00       1
                                                 -------              -----------               --
Total--Summit at Valhalla ..........             699,045      84.8%   $12,269,778  $ 20.70      21
                                                 -------              -----------               --
Mt. Pleasant Corporate Center
115/117 Stevens Ave. ...............     3       162,004      97.7%   $ 3,029,965  $ 19.14      17
                                                 -------              -----------               --
Total--Mt Pleasant Corporate
 Center ............................             162,004      97.7%   $ 3,029,965  $ 19.14      17
                                                 -------              -----------               --
Landmark Square
 Stamford, CT
One Landmark Square ................    22       296,716      85.5%   $ 5,248,069  $ 20.69      62
Two Landmark Square ................     3        39,701      69.4%   $   588,845  $ 21.38       7
Three Landmark Square ..............     6       128,286      96.5%   $ 2,119,202  $ 17.12      22
Four Landmark Square ...............     5       104,446      91.5%   $ 2,243,662  $ 23.48      15
Five Landmark Square ...............     3        57,273      92.9%   $   230,185  $  4.32       2
Six Landmark Square ................    10       171,899      91.3%   $ 3,895,234  $ 24.81       6
                                                 -------              -----------               --
Total--Landmark Square .............             798,321      89.0%   $14,325,197  $ 20.15     114
                                                 -------              -----------              ---
Stamford Towers
 Stamford, CT
680 Washington Blvd. ...............    11       132,759      99.5%   $ 3,634,757  $ 27.52       6
750 Washington Blvd. ...............    11       192,108      99.6%   $ 4,565,587  $ 23.87      11
                                                 -------              -----------              ---
Total--Stamford Towers .............             324,867      99.5%   $ 8,200,344  $ 25.36      17
                                                 -------              -----------              ---
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ...................     5       176,073      98.3%   $ 3,805,459  $ 21.99      25
88 Duryea Rd.
 Melville, NY ......................     2        25,061      96.2%   $   489,154  $ 20.29       4
310 East Shore Rd.
 Great Neck, NY ....................     4        50,000     100.0%   $ 1,265,128  $ 25.25      21
333 East Shore Rd.
 Great Neck, NY ....................     2        17,715      99.6%   $   483,504  $ 27.39       9
520 Broadhollow Rd
 Melville, NY ......................     1        83,176      87.3%   $ 1,486,300  $ 20.48       3
1660 Walt Whitman Rd.
 Melville, NY ......................     1        73,115      99.9%   $ 1,420,754  $ 19.45       5
125 Baylis Rd.
 Melville, NY ......................     2        98,329      68.5%   $ 1,285,253  $ 19.08      11
150 Motor Parkway
 Hauppauge, NY .....................     4       191,447      96.0%   $ 4,028,593  $ 21.92      23
1979 Marcus Ave.
 Lake Success, NY ..................     4       326,612      98.0%   $ 6,313,637  $ 19.73      28
120 Mineola Blvd
 Mineola, New York .................     6       101,000      88.0%   $ 1,826,277  $ 20.54      14
                                                 -------              -----------              ---
Total--Stand-alone Long Island
 Properties ........................           1,142,528      93.7%   $22,404,059  $ 20.93     143
                                               ---------              -----------              ---
Stand-alone
 Westchester Properties ............
155 White Plains Road,
 Tarrytown, NY .....................     2        60,909      99.6%   $ 1,073,536  $ 17.70       5
235 Main Street,
 White Plains, NY ..................     6        83,237      89.2%   $ 1,310,846  $ 17.66      28
245 Main Street
 White Plains, NY ..................     6        73,543      92.0%   $ 1,275,897  $ 18.85      17
120 White Plains Rd.
 Tarrytown, NY .....................     6       197,785     100.0%   $ 4,404,079  $ 22.25      10
80 Grasslands
 Elmsford, NY ......................     3        85,104      92.9%   $ 1,649,669  $ 20.87       5
360 Hamilton Avenue
 White Plains, NY (3) ..............    12       382,000       120%   $ 1,054,477  $ 22.96       2
140 Grand Street
 White Plains, NY ..................     9       130,136      90.9%   $ 2,690,489  $ 22.74      16
                                               ---------              -----------              ---
Total--Stand-alone Westchester
 Properties(4) .....................           1,012,714      94.8%   $13,458,993  $ 20.91      83
                                               ---------              -----------              ---
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ...................     3        92,872      97.1%   $ 1,609,173  $ 17.85      10
200 Executive Dr ...................     4       102,630      99.3%   $ 1,974,468  $ 19.37      17
300 Executive Dr ...................     4       126,196     100.0%   $ 2,409,573  $ 19.07      11
10 Rooney Circle ...................     3        69,684     100.0%   $ 1,367,232  $ 19.62       2
                                               ---------              -----------              ---
Total--Executive Hill Office Park ..             391,382      99.2%   $ 7,360,446  $ 18.96      40
                                               ---------              -----------              ---

                                                      OWNERSHIP
                                                      INTEREST
                                                       (GROUND
                                                        LEASE                    LAND
                                        PERCENTAGE   EXPIRATION       YEAR       AREA
PROPERTY                                 OWNERSHIP    DATE) (1)  CONSTRUCTED    (ACRES)
-------------------------------------- ------------ ------------ ------------- ---------
University Square
 Princeton, NJ
100 Campus Dr. .......................    100%           Fee         1987           N/A
104 Campus Dr. .......................    100%           Fee         1987           N/A
115 Campus Dr. .......................    100%           Fee         1987           N/A
Total--University Square .............                                             11.0
                                                                                  -----
Short Hills Office Complex
 Short Hills, NJ .....................
101 West John F. Kennedy
 Parkway .............................    100%           Fee         1981           9.0
101 East John F. Kennedy Parkway          100%           Fee         1981           6.0
51 John F Kennedy Parkway ............    100%           Fee         1988          11.0
                                                                                  -----
Total--Short Hills Office Complex                                                  26.0
                                                                                  -----
Stand-alone New Jersey Properties
1 Paragon Drive
 Montvale, NJ ........................    100%           Fee         1980          11.0
99 Cherry Hill Road
 Parsippany, NJ ......................    100%           Fee         1982           8.8
119 Cherry Hill Road
 Parsippany, NJ ......................    100%           Fee         1982           9.3
One Eagle Rock
 Hanover, NJ .........................    100%           Fee         1986          10.4
155 Passaic Ave.
 Fairfield, NJ .......................    100%           Fee         1984           3.6
3 University Plaza
 Hackensack, NJ ......................    100%           Fee         1985          10.6
1255 Broad Street
 Clifton, NJ (3) .....................    100%           Fee         1968          11.1
                                                                                  -----
Total--Stand-alone New Jersey
 Properties (4) ......................                                             64.8
                                                                                  -----
New York City Properties .............
120 W. 45th Street
 New York, NY ........................    100%           Fee         1989           0.4
100 Wall Street
 New York, NY ........................    100%           Fee         1969           0.5
810 Seventh Avenue
 New York, NY ........................    100%           Fee         1970           0.6
919 Third Avenue
 New York, NY (7) ....................    100%           Fee         1971           1.5
                                                                                  -----
Total--New York City Office
 Properties ..........................                                              3.0
                                                                                  -----
Total--Office Properties (4) .........                                            518.5
                                                                                  =====

                                                                                          ANNUAL
                                                                                           BASE
                                                                                           RENT     NUMBER
                                        NUMBER    RENTABLE                                 PER        OF
                                          OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                                FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
-------------------------------------- -------- ------------ --------- --------------- ----------- -------
University Square
 Princeton, NJ
100 Campus Dr. .......................    1          27,350     99.7%   $    416,230     $ 15.27        3
104 Campus Dr. .......................    1          70,155    100.0%   $  1,110,829     $ 15.83        1
115 Campus Dr. .......................    1          33,600     99.9%   $    574,589     $ 17.12        2
                                                     ------             ------------                   --
Total--University Square .............              131,105     99.9%   $  2,101,648     $ 16.05        6
                                                    -------             ------------                   --
Short Hills Office Complex
 Short Hills, NJ .....................
101 West John F. Kennedy
 Parkway .............................    6         185,233    100.0%   $  2,963,700     $ 16.00        1
101 East John F. Kennedy Parkway          4         122,841    100.0%   $  1,965,482     $ 16.00        1
51 John F Kennedy Parkway ............    5         248,962     96.3%   $  7,680,763     $ 32.04       19
                                                    -------             ------------                   --
Total--Short Hills Office Complex                   557,036     98.4%   $ 12,609,945     $ 23.02       21
                                                    -------             ------------                   --
Stand-alone New Jersey Properties
1 Paragon Drive
 Montvale, NJ ........................    2         104,599     89.6%   $  1,547,948     $ 16.51       15
99 Cherry Hill Road
 Parsippany, NJ ......................    3          93,250     99.0%   $  1,650,526     $ 17.88       16
119 Cherry Hill Road
 Parsippany, NJ ......................    3          95,724     98.1%   $  1,547,521     $ 16.47       17
One Eagle Rock
 Hanover, NJ .........................    3         140,000     68.2%   $  2,031,710     $ 21.28        7
155 Passaic Ave.
 Fairfield, NJ .......................    4          84,500     29.4%   $    486,739     $ 19.57        3
3 University Plaza
 Hackensack, NJ ......................    6         216,403     97.2%   $  3,495,272     $ 16.61       22
1255 Broad Street
 Clifton, NJ (3) .....................    2         180,000     80.2%   $  4,070,161     $ 28.20        3
                                                    -------             ------------                   --
Total--Stand-alone New Jersey
 Properties (4) ......................              914,476     92.0%   $ 14,829,877     $ 19.64       83
                                                    -------             ------------                   --
New York City Properties .............
120 W. 45th Street
 New York, NY ........................   40         443,109     99.6%   $ 16,734,846     $ 37.92       42
100 Wall Street
 New York, NY ........................   29         458,626     97.7%   $  8,887,657     $ 19.84       31
810 Seventh Avenue
 New York, NY ........................   42         692,060     95.4%   $ 19,935,279     $ 30.20       35
919 Third Avenue
 New York, NY (7) ....................   47       1,374,966     99.1%   $ 16,876,544     $ 12.38       23
                                                  ---------             ------------                   --
Total--New York City Office
 Properties ..........................            2,968,761     98.1%   $ 62,434,326     $ 21.44      131
                                                  ---------             ------------                  ---
Total--Office Properties (4) .........           13,125,346     94.8%   $254,216,320     $ 21.09    1,010
                                                 ==========             ============                =====

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent of signed leases at December 31, 1999 adjusted for scheduled contractual increases during the 12 months ending December 31, 2000. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2000. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Property is currently under redevelopment.
(4) Percent leases excludes properties under development.
(5) Year renovated.
(6) The actual fee interest in 520 White Plains Road is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(7) The Operating Partnership currently holds the first mortgage note secured by this property. There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL PROPERTIES

General.

     As of December 31, 1999, the Operating Partnership owned or had an interest in 110 Industrial Properties that encompass approximately 8.3 million rentable square feet. As of December 31, 1999, the Industrial Properties were approximately 98% leased to approximately 250 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

     The Industrial Properties are leased to both national and local tenants. These tenants utilize the Industrial Properties for distribution, warehousing, research and development and light manufacturing/assembly activities. Leases on the Industrial Properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.

     Approximately 71% of the Industrial Properties measured by square footage are located on Long Island. Sixty five percent of these properties as measured by square footage were located in the following three Industrial Parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and
(iii) County Line Industrial Center.

     In addition to the Industrial Properties on Long Island, the Operating Partnership owns 15 Industrial Properties in the other suburban markets. These properties encompass approximately 2.4 million square feet and were approximately 97% leased (excluding properties under redevelopment) as of December 31, 1999.

     The following table sets forth certain information as of December 31, 1999 for each of the Industrial Properties.


                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                     LAND     CLEARANCE
                                PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET) (1)
------------------------------ ------------ ------------ ------------- --------- ------------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................    100%          Fee          1967          4.2       16
410 Vanderbilt Motor
 Parkway .....................    100%          Fee          1965          3.0       15
595 Old Willets Path .........    100%          Fee          1968          3.5       14
611 Old Willets Path .........    100%          Fee          1963          3.0       14
631/641 Old Willets Path .....    100%          Fee          1965          1.9       14
651/661 Old Willets Path .....    100%          Fee          1966          2.0       14
681 Old Willets Path .........    100%          Fee          1961          1.3       14
740 Old Willets Path .........    100%          Fee          1965          3.5       14
325 Rabro Dr. ................    100%          Fee          1967          2.7       14
250 Kennedy Dr. ..............    100%          Fee          1979          7.0       16
90 Plant Ave. ................    100%          Fee          1972          4.3       16
110 Plant Ave. ...............    100%          Fee          1974          6.8       18
55 Engineers Rd. .............    100%          Fee          1968          3.0       18
65 Engineers Rd. .............    100%          Fee          1969          1.8       22
85 Engineers Rd. .............    100%          Fee          1968          2.3       18
100 Engineers Rd. ............    100%          Fee          1968          5.0       14
150 Engineers Rd. ............    100%          Fee          1969          6.8       22
20 Oser Ave. .................    100%          Fee          1979          5.0       16
30 Oser Ave. .................    100%          Fee          1978          4.4       16
40 Oser Ave. .................    100%          Fee          1974          3.1       16
50 Oser Ave. .................    100%          Fee          1975          4.1       21
60 Oser Ave. .................    100%          Fee          1975          3.3       21
63 Oser Ave. .................    100%          Fee          1974          1.2       20


                                 PERCENTAGE                                         ANNUAL
                                  OFFICE/                                            BASE
                                  RESEARCH                                           RENT    NUMBER
                                    AND       RENTABLE                               PER       OF
                                DEVELOPMENT    SQUARE     PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH       FEET       LEASED      RENT (2)    SQ. FT.   LEASES
------------------------------ ------------- ---------- ----------- ------------- --------- -------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................       62%       54,000       100.0%     $500,580    $ 9.27       1
410 Vanderbilt Motor
 Parkway .....................        7%       41,784       100.0%     $207,672    $ 4.97       4
595 Old Willets Path .........       14%       31,670       100.0%     $162,100    $ 5.12       4
611 Old Willets Path .........       11%       20,000       100.0%     $147,601    $ 7.38       2
631/641 Old Willets Path .....       31%       25,000       100.0%     $161,405    $ 6.46       4
651/661 Old Willets Path .....       45%       25,000       100.0%     $156,243    $ 6.25       7
681 Old Willets Path .........       10%       15,000       100.0%     $ 98,475    $ 6.57       1
740 Old Willets Path .........        5%       30,000       100.0%     $  2,473    $ 0.08       1
325 Rabro Dr. ................       10%       35,000       100.0%     $214,749    $ 6.05       2
250 Kennedy Dr. ..............        9%      127,980       100.0%     $455,298    $ 3.56       1
90 Plant Ave. ................       13%       75,000        99.9%     $418,834    $ 5.59       3
110 Plant Ave. ...............        8%      125,000       100.0%     $540,000    $ 4.32       1
55 Engineers Rd. .............        8%       36,000           0%     $      0    $ 0.00       0
65 Engineers Rd. .............       10%       23,000       100.0%     $136,733    $ 5.94       1
85 Engineers Rd. .............        5%       40,800       100.0%     $202,785    $ 4.97       2
100 Engineers Rd. ............       11%       88,000       100.0%     $379,476    $ 4.31       1
150 Engineers Rd. ............       11%      135,000       100.0%     $407,883    $ 3.02       1
20 Oser Ave. .................       18%       42,000        98.7%     $347,517    $ 8.39       2
30 Oser Ave. .................       21%       42,000        82.1%     $221,289    $ 6.41       4
40 Oser Ave. .................       33%       59,800        85.3%     $342,103    $ 6.71      12
50 Oser Ave. .................       15%       60,000       100.0%     $240,000    $ 4.00       1
60 Oser Ave. .................       19%       48,000       100.0%     $192,000    $ 4.00       1
63 Oser Ave. .................        9%       22,000       100.0%     $112,846    $ 5.13       1

                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                     LAND     CLEARANCE
                                PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET) (1)
------------------------------ ------------ ------------ ------------- --------- ------------
65 Oser Ave. ..................    100%           Fee         1975           1.2      18
73 Oser Ave. ..................    100%           Fee         1974           1.2      20
80 Oser Ave. ..................    100%           Fee         1974           1.1      18
85 Nicon Ct. ..................    100%           Fee         1978           6.1      30
90 Oser Ave. ..................    100%           Fee         1973           1.1      16
104 Parkway Dr. ...............    100%           Fee         1985           1.8      15
110 Ricefield Ln. .............    100%           Fee         1980           2.0      15
120 Ricefield Ln. .............    100%           Fee         1983           2.0      15
125 Ricefield Ln. .............    100%           Fee         1973           2.0      14
135 Ricefield Ln. .............    100%           Fee         1981           2.1      15
85 Adams Dr. ..................    100%           Fee         1980           1.8      15
395 Oser Ave ..................    100%           Fee         1980           6.1      14
185 Oser Ave ..................    100%           Fee         1974           2.0      18
25 Davids Dr. .................    100%           Fee         1975           3.2      20
45 Adams Ave ..................    100%           Fee         1979           2.1      18
225 Oser Ave ..................    100%           Fee         1977           1.2      14
180 Oser Ave ..................    100%           Fee         1978           3.4      16
360 Oser Ave ..................    100%           Fee         1981           1.3      18
400 Oser Ave ..................    100%           Fee         1982           9.5      16
375 Oser Ave ..................    100%           Fee         1981           1.2      18
425 Rabro Drive ...............    100%           Fee         1980           4.0      16
390 Motor Parkway (3) .........    100%           Fee         1980          10.0      14
600 Old Willets Path ..........    100%           Fee         1965           4.5      14
400 Moreland Road(3) ..........    100%           Fee         1967           6.3      17
                                                                           -----
Total--Vanderbilt
 Industrial Park (4) ..........                                            160.4
                                                                           -----
Airport International Plaza
 Islip, NY
20 Orville Dr. ................    100%           Fee         1978           1.0      16
25 Orville Dr. ................    100%           Fee         1970           2.2      16
50 Orville Dr. ................    100%           Fee         1976           1.6      15
65 Orville Dr. ................    100%           Fee         1971           2.2      14
70 Orville Dr. ................    100%           Fee         1975           2.3      22
80 Orville Dr. ................    100%           Fee         1988           6.5      16
85 Orville Dr. ................    100%           Fee         1974           1.9      14
95 Orville Dr. ................    100%           Fee         1974           1.8      14
110 Orville Dr. ...............    100%           Fee         1979           6.4      24
180 Orville Dr. ...............    100%           Fee         1982           2.3      16
1101 Lakeland Ave. ............    100%           Fee         1983           4.9      20
1385 Lakeland Ave. ............    100%           Fee         1973           2.4      16
125 Wilbur Place ..............    100%           Fee         1977           4.0      16
140 Wilbur Place ..............    100%           Fee         1973           3.1      20
160 Wilbur Place ..............    100%           Fee         1978           3.9      16
170 Wilbur Place ..............    100%           Fee         1979           4.9      16
4040 Veterans Highway .........    100%           Fee         1972           1.0      14
120 Wilbur Place ..............    100%           Fee         1972           2.8      16
2004 Orville Dr ...............    100%           Fee         1998           7.4      24
2005 Orville Drive ............    100%           Fee         1999           8.7      24
                                                                           -----
Total--Airport
 International Plaza ..........                                             71.3
                                                                           -----
County Line Industrial
 Center
 Melville, NY
5 Hub Dr. .....................    100%           Fee         1979           6.9      20
10 Hub Dr. ....................    100%           Fee         1975           6.6      20
30 Hub Drive ..................    100%           Fee         1976           5.1      20
265 Spagnoli Rd. ..............    100%           Fee         1978           6.0      20
                                                                           -----
Total--County Line
 Industrial Center ............                                             24.6
                                                                           -----
Standalone Long Island
 Properties
32 Windsor Pl.
 Islip, NY ....................    100%           Fee         1971           2.5      18
42 Windsor Pl.
 Islip, NY ....................    100%           Fee         1972           2.4      18
208 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           2.4      14
210 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           1.2      14
71 Hoffman Ln.
 Islandia, NY .................    100%           Fee         1970           5.8      16
135 Fell Ct.
 Islip, NY ....................    100%           Fee         1965           3.2      16
                                                                           -----
 Subtotal Islip/Islandia ......                                             17.5
                                                                           -----

                                  PERCENTAGE                                           ANNUAL
                                   OFFICE/                                              BASE
                                   RESEARCH                                             RENT     NUMBER
                                     AND        RENTABLE                                 PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED    TENANT
PROPERTY                            FINISH        FEET        LEASED      RENT (2)     SQ. FT.   LEASES
------------------------------- ------------- ------------ ----------- ------------- ---------- -------
65 Oser Ave. ..................       10%         20,000       100.0%   $   105,263   $  5.26       1
73 Oser Ave. ..................       15%         20,000       100.0%   $   113,463   $  5.67       1
80 Oser Ave. ..................       25%         19,500       100.0%   $    64,599   $  3.31       1
85 Nicon Ct. ..................       10%        104,000       100.0%   $   500,189   $  4.81       1
90 Oser Ave. ..................       26%         37,500       100.0%   $   125,160   $  3.34       1
104 Parkway Dr. ...............       50%         27,600       100.0%   $   199,091   $  7.21       1
110 Ricefield Ln. .............       25%         32,264       100.0%   $   160,599   $  4.98       1
120 Ricefield Ln. .............       24%         33,060       100.0%   $   112,000   $  3.39       1
125 Ricefield Ln. .............       20%         30,495       100.0%   $   199,983   $  6.56       1
135 Ricefield Ln. .............       10%         32,340       100.0%   $   204,037   $  6.31       1
85 Adams Dr. ..................       90%         20,000       100.0%   $   260,000   $ 13.00       1
395 Oser Ave ..................      100%         50,000        99.0%   $   429,165   $  8.67       1
185 Oser Ave ..................       40%         30,000       100.0%   $   190,021   $  6.33       1
25 Davids Dr. .................       90%         40,000       100.0%   $   340,000   $  8.50       1
45 Adams Ave ..................       90%         28,000       100.0%   $   212,333   $  7.58       1
225 Oser Ave ..................       80%         10,000        99.6%   $   111,706   $ 11.22       1
180 Oser Ave ..................       35%         61,868        89.9%   $   379,208   $  6.82       8
360 Oser Ave ..................       35%         23,000       100.0%   $   128,800   $  5.60       1
400 Oser Ave ..................       30%        164,936        97.0%   $ 1,090,261   $  6.82      25
375 Oser Ave ..................       40%         20,000       100.0%   $   148,450   $  7.42       1
425 Rabro Drive ...............       25%         65,641        99.2%   $   586,080   $  9.00       1
390 Motor Parkway (3) .........        4%        181,155        27.7%   $   173,916   $  3.47       1
600 Old Willets Path ..........       25%         69,627       100.0%   $   394,590   $  5.67       1
400 Moreland Road(3) ..........       10%         56,875         0.0%   $         0   $  0.00       0
                                                 -------                -----------                --
Total--Vanderbilt
 Industrial Park (4) ..........                2,379,895        97.0%   $11,876,976   $  5.72     111
                                               ---------                -----------               ---
Airport International Plaza
 Islip, NY
20 Orville Dr. ................       50%         12,852       100.0%   $   174,731   $ 13.55       1
25 Orville Dr. ................      100%         32,300       100.0%   $   475,065   $ 14.12       2
50 Orville Dr. ................       20%         28,000        99.8%   $   244,538   $  8.75       3
65 Orville Dr. ................       13%         32,000        96.9%   $   145,018   $  4.68       2
70 Orville Dr. ................        7%         41,508       100.0%   $   301,684   $  7.27       2
80 Orville Dr. ................       21%         92,544       100.0%   $   678,929   $  7.34       9
85 Orville Dr. ................       20%         25,000       100.0%   $   154,393   $  6.15       2
95 Orville Dr. ................       10%         25,000       100.0%   $   120,875   $  4.84       1
110 Orville Dr. ...............       15%        110,000       100.0%   $   627,733   $  5.71       1
180 Orville Dr. ...............       18%         37,612       100.0%   $   233,291   $  6.20       2
1101 Lakeland Ave. ............        8%         90,411       100.0%   $   515,945   $  5.71       1
1385 Lakeland Ave. ............       18%         35,000       100.0%   $   178,398   $  5.10       3
125 Wilbur Place ..............       31%         62,686        87.1%   $   279,880   $  5.13      12
140 Wilbur Place ..............       37%         48,500       100.0%   $   290,747   $  5.99       2
160 Wilbur Place ..............       30%         62,710       100.0%   $   501,034   $  7.99       2
170 Wilbur Place ..............       28%         72,062        96.5%   $   230,971   $  3.32       8
4040 Veterans Highway .........      100%          2,800       100.0%   $    54,061   $ 19.31       1
120 Wilbur Place ..............       15%         35,000       100.0%   $   269,608   $  7.70       4
2004 Orville Dr ...............       20%        106,515       100.0%   $   703,887   $  6.61       1
2005 Orville Drive ............       20%        130,010       100.0%   $   909,593   $  7.00       1
                                               ---------                -----------               ---
Total--Airport
 International Plaza ..........                1,082,510        99.1%   $ 7,090,381      6.61      60
                                               ---------                -----------               ---
County Line Industrial
 Center
 Melville, NY
5 Hub Dr. .....................       20%         88,001       100.0%   $   403,596   $  4.59       2
10 Hub Dr. ....................       15%         95,546       100.0%   $   585,288   $  6.12       4
30 Hub Drive ..................       18%         73,127       100.0%   $   467,684   $  6.40       2
265 Spagnoli Rd. ..............       28%         85,500       100.0%   $   647,702   $  7.57       3
                                               ---------                -----------               ---
Total--County Line
 Industrial Center ............                  342,174       100.0%   $ 2,104,270   $  6.15      11
                                               ---------                -----------               ---
Standalone Long Island
 Properties
32 Windsor Pl.
 Islip, NY ....................       10%         43,000       100.0%   $   138,583   $  3.22       1
42 Windsor Pl.
 Islip, NY ....................        8%         65,000       100.0%   $   230,315   $  3.54       1
208 Blydenburgh Rd.
 Islandia, NY .................       17%         24,000       100.0%   $   102,302   $  4.26       4
210 Blydenburgh Rd.
 Islandia, NY .................       16%         20,000       100.0%   $   110,922   $  5.55       2
71 Hoffman Ln.
 Islandia, NY .................       10%         30,400       100.0%   $   182,293   $  6.00       1
135 Fell Ct.
 Islip, NY ....................       20%         30,000       100.0%   $   222,750   $  7.43       1
                                               ---------                -----------               ---
 Subtotal Islip/Islandia ......                  212,400       100.0%   $   987,165   $  4.65      10
                                               ---------                -----------               ---

                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                      LAND     CLEARANCE
                                PERCENTAGE    EXPIRATION        YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP       DATE)     CONSTRUCTED   (ACRES)    (FEET) (1)
------------------------------ ------------ -------------- ------------- --------- ------------
70 Schmitt Boulevard,
 Farmingdale, NY .............      100%          Fee          1975           4.4      18
105 Price Parkway,
 Farmingdale, NY .............      100%          Fee          1969          12.0      26
110 Bi County Blvd.
 Farmingdale, L.I, ...........      100%          Fee          1984           9.5      19
                                                                            -----
 Subtotal Farmingdale ........                                               25.9
                                                                            -----
70 Maxess Rd,
 Melville, NY ................      100%          Fee          1969           9.3      15
20 Melville Park Rd,
 Melville, NY ................      100%          Fee          1965           4.0      23
45 Melville Park Drive,
 Melville, NY ................      100%          Fee          1998           4.2      24
65 Marcus Drive.
 Melville, L.I., .............      100%          Fee          1968           5.0      16
50 Marcus Drive, (3)
 Melville, NY ................      100%          Fee          1967           7.1      22
                                                                            -----
 Subtotal Melville(4) ........                                               29.6
                                                                            -----
300 Motor Parkway,
 Hauppauge, NY ...............      100%          Fee          1979           4.2      14
1516 Motor Parkway,
 Hauppauge, NY ...............      100%          Fee          1981           7.9      24
                                                                            -----
 Subtotal Hauppauge ..........                                               12.1
                                                                            -----
933 Motor Parkway
 Smithtown, NY ...............      100%          Fee          1973           5.6      20
65 S. Service Rd. ,
 Plainview, NY(5) ............      100%          Fee          1961           1.6      14
85 S. Service Rd.
 Plainview, NY ...............      100%          Fee          1961           1.6      14
19 Nicholas Dr.,
 Yaphank, NY (6) .............      100%          Fee          1989          29.6      24
48 Harbor Park Dr.,
 Port Washington, NY .........      100%          Fee          1976           2.7      16
110 Marcus Dr.,
 Huntington, NY ..............      100%          Fee          1980           6.1      20
35 Engle St., (3)
 Hicksville, NY ..............      100%     Leasehold(7)      1966           4.0      24
100 Andrews Rd.,
 Hicksville, L.I.,(1) ........      100%          Fee          1954          11.7      25
                                                                            -----
 Subtotal other (4) ..........                                               62.9
                                                                            -----
Total Standalone Long
 Island Properties  (4) ......                                              148.0
                                                                            -----
Standalone Westchester
 Properties ..................
100 Grasslands Rd., (3)
 Elmsford, NY ................      100%          Fee          1964           3.6      16
2 Macy Rd.,
 Harrison, NY ................      100%          Fee          1962           5.7      16
500 Saw Mill Rd.,
 Elmsford, NY ................      100%          Fee          1968           7.3      22
                                                                            -----
Total--Standalone
 Westchester Industrial
 Properties (4) ..............                                               16.6
                                                                            -----
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ........      100%          Fee          1965          13.5      16
400 Cabot Dr.,
 Hamilton Township, NJ........      100%          Fee          1989          44.8      30
100 Forge Way,
 Rockaway, NJ ................      100%          Fee          1986           3.5      24
200 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989          12.7      28
300 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989           4.2      24
400 Forge Way,
 Rockaway, NJ ................      100%          Fee          1989          12.8      28
5 Henderson Dr.,,
 West Caldwell, NJ ...........      100%          Fee          1967          15.2      14
492 River Rd,
 Nutley, NJ (3) ..............      100%          Fee          1952          17.3      13
4 Applegate Drive
 Robbinsville, New Jersey           100%          Fee          1999          10.0      30
30 Stultz Rd
 So. Brunswick, NJ ...........     71.8%          Fee          1978          12.6      18
6 Johanna Ct.,(3)
 East Brunswick, NJ ..........     71.8%          Fee          1978          18.4      18
                                                                            -----
Total New Jersey
 Standalone Industrial
 Properties (4) ..............                                              165.0
                                                                            -----


                                 PERCENTAGE                                           ANNUAL
                                  OFFICE/                                              BASE
                                  RESEARCH                                             RENT    NUMBER
                                    AND        RENTABLE                                PER       OF
                                DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
------------------------------ ------------- ------------ ----------- ------------- --------- -------
70 Schmitt Boulevard,
 Farmingdale, NY .............       10%         76,312       100.0%   $   538,147  $  7.05       1
105 Price Parkway,
 Farmingdale, NY .............      8.5%        297,000       100.0%   $ 1,388,515  $  4.68       1
110 Bi County Blvd.
 Farmingdale, L.I, ...........       45%        147,303        96.3%   $ 1,285,683  $  9.07      11
                                                -------                -----------               --
 Subtotal Farmingdale ........                  520,615        98.9%   $ 3,212,345  $  6.24      13
                                                -------                -----------               --
70 Maxess Rd,
 Melville, NY ................       38%         78,000       100.0%   $   666,214  $  8.48       1
20 Melville Park Rd,
 Melville, NY ................       66%         67,922       100.0%   $   385,625  $  5.68       1
45 Melville Park Drive,
 Melville, NY ................       22%         40,247       100.0%   $   540,442  $ 13.43       1
65 Marcus Drive.
 Melville, L.I., .............       50%         60,000       100.0%   $   596,328  $  9.94       1
50 Marcus Drive, (3)
 Melville, NY ................       95%        165,000         0.0%   $         0  $     0       0
                                                -------                -----------               --
 Subtotal Melville(4) ........                  411,169       100.0%   $ 2,188,609  $  8.87       4
                                                -------                -----------               --
300 Motor Parkway,
 Hauppauge, NY ...............      100%         55,942        96.9%   $   856,895  $ 15.81      10
1516 Motor Parkway,
 Hauppauge, NY ...............        5%        140,000       100.0%   $   863,800  $  6.17       1
                                                -------                -----------               --
 Subtotal Hauppauge ..........                  195,942        99.1%   $ 1,720,695  $  8.86      11
                                                -------                -----------               --
933 Motor Parkway
 Smithtown, NY ...............       26%         48,000       100.0%   $    32,153  $  0.67       1
65 S. Service Rd. ,
 Plainview, NY(5) ............       10%         10,000       100.0%   $    69,911  $  6.99       1
85 S. Service Rd.
 Plainview, NY ...............       60%         20,000       100.0%   $    79,526  $  3.98       2
19 Nicholas Dr.,
 Yaphank, NY (6) .............        5%        230,000       100.0%   $ 1,222,649  $  5.32       1
48 Harbor Park Dr.,
 Port Washington, NY .........      100%         35,000       100.0%   $   707,352  $ 20.21       1
110 Marcus Dr.,
 Huntington, NY ..............       39%         78,240       100.0%   $   486,653  $  6.22       1
35 Engle St., (3)
 Hicksville, NY ..............        8%        120,000         0.0%   $         0  $  0.00       0
100 Andrews Rd.,
 Hicksville, L.I.,(1) ........       12%        167,500       100.0%   $ 1,105,727  $  6.59       2
                                                -------                -----------               --
 Subtotal other (4) ..........                  708,740       100.0%   $ 3,703,971  $  6.29       9
                                                -------                -----------               --
Total Standalone Long
 Island Properties  (4) ......                2,048,866        99.6%   $11,812,785  $  6.29      47
                                              ---------                -----------               --
Standalone Westchester
 Properties ..................
100 Grasslands Rd., (3)
 Elmsford, NY ................      100%         45,000         0.0%   $         0  $  0.00       0
2 Macy Rd.,
 Harrison, NY ................      100%         26,000       100.0%   $   422,500  $ 16.25       1
500 Saw Mill Rd.,
 Elmsford, NY ................       17%         92,000       100.0%   $   846,400  $  9.20       1
                                              ---------                -----------               --
Total--Standalone
 Westchester Industrial
 Properties (4) ..............                  163,000       100.0%   $ 1,268,900  $ 10.75       2
                                              ---------                -----------               --
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ........       49%        135,000        57.5%   $ 1,265,304  $ 16.30       3
400 Cabot Dr.,
 Hamilton Township, NJ........       10%        585,510       100.0%   $ 2,739,377  $  4.68       1
100 Forge Way,
 Rockaway, NJ ................       12%         20,136       100.0%   $   166,775  $  8.28       5
200 Forge Way,
 Rockaway, NJ ................       23%         72,118       100.0%   $   453,367  $  6.29       2
300 Forge Way,
 Rockaway, NJ ................       37%         24,000       100.0%   $   180,050  $  7.44       2
400 Forge Way,
 Rockaway, NJ ................       20%         73,000       100.0%   $   407,666  $  5.58       2
5 Henderson Dr.,,
 West Caldwell, NJ ...........       10%        210,000       100.0%   $ 1,324,234  $  6.29       1
492 River Rd,
 Nutley, NJ (3) ..............      100%        128,000        0.00%   $         0  $     0       0
4 Applegate Drive
 Robbinsville, New Jersey            10%        265,000       100.0%   $ 1,364,750  $  5.15       1
30 Stultz Rd
 So. Brunswick, NJ ...........       10%         60,617       100.0%   $   200,248  $  3.12       1
6 Johanna Ct.,(3)
 East Brunswick, NJ ..........       10%        214,000         0.0%   $         0  $  0.00       0
                                              ---------                -----------               --
Total New Jersey
 Standalone Industrial
 Properties (4) ..............                1,787,381        94.9%   $ 8,101,771  $  5.95      18
                                              ---------                -----------               --

                                          OWNERSHIP
                                          INTEREST
                                           (GROUND
                                            LEASE                     LAND     CLEARANCE
                            PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                     OWNERSHIP      DATE)    CONSTRUCTED   (ACRES)    (FEET) (1)
-------------------------- ------------ ------------ ------------- --------- ------------
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT .............    100%          Fee       1971-1979        36.1      22
                                                                      -----
Total Connecticut
 Standalone Industrial
 Property ................                                             36.1
                                                                      -----
Total-Industrial
 Properties (4) ..........                                            622.0
                                                                      =====


                             PERCENTAGE                                           ANNUAL
                              OFFICE/                                              BASE
                              RESEARCH                                             RENT    NUMBER
                                AND        RENTABLE                                PER       OF
                            DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                       FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
-------------------------- ------------- ------------ ----------- ------------- --------- -------
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT .............     30%          452,414       100.0%   $ 2,911,020   $ 6.43       2
                                            -------                -----------               --
Total Connecticut
 Standalone Industrial
 Property ................                  452,414       100.0%   $ 2,911,020   $ 6.43       2
                                            -------                -----------               --
Total-Industrial
 Properties (4) ..........                8,256,240        98.2%   $45,166,103   $ 6.26     251
                                          =========                ===========              ===

----------------
(1) Calculated as the difference from the lowest beam to floor.

(2) Represents Base Rent of signed leases at December 31, 1999 adjusted for scheduled contractual increases during the 12 months ending December 31, 2000. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2000. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) Property under redevelopment.

(4) Percent leased excludes properties under redevelopment.

(5) A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.

(6) The actual fee interest in 19 Nicholas Drive is currently held by the Town of Brookhaven Industrial Development Agency. The Operating Partnership may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

(7) The Operating Partnership has entered into a 20 year lease agreement in which it has the right to sublease the premises.



RETAIL PROPERTIES

     As of December 31, 1999, the Operating Partnership owned two free-standing 10,000 square foot retail properties located in Great Neck and Huntington, New York and were 100% leased as of December 31, 1999.

DEVELOPMENTS IN PROGRESS

     As of December 31, 1999, the Operating Partnership had invested approximately $130 million in developments in progress. This amount includes approximately $64 million relating to existing buildings encompassing approximately 1.1 million square feet. The Operating Partnership estimates that if these projects were to be completed, total additional development costs would be approximately $25.3 million. In addition, the Operating Partnership has also invested approximately $66 million relating to approximately 346 acres of land which it can develop approximately 2.2 million square feet. The Operating Partnership estimates that if these projects were to be completed, total additional development costs would be approximately $270 million.

THE OPTION PROPERTIES

     In connection with the IPO, the Operating Partnership was granted a ten year option to acquire ten properties (the "Option Properties") which were not contributed to the Operating Partnership and are either owned by Reckson or in which Reckson owns a non controlling minority interest.

     As of December 31, 1999, the Operating Partnership has acquired four of the Option Properties for an aggregate purchase price of approximately $35 million and the issuance of approximately 475,000 Units. In addition, during 1998, one of the Option Properties was sold by Reckson to a third party.

     The remaining Option Properties consist of three Class A office properties encompassing approximately 311,000 square feet and two industrial properties encompassing approximately 69,000 square feet.

HISTORICAL   NON-INCREMENTAL  REVENUE-GENERATING  CAPITAL  EXPENDITURES,  TENANT
IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Operating Partnership to retain revenues attributable to existing leased space for the period 1995 through 1999 for the Office Properties and the
Industrial Properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.

                                                  1995            1996             1997              1998              1999
                                             -------------   -------------   ---------------   ---------------   ---------------
CAPITAL EXPENDITURES
Office Properties
Total ....................................     $ 364,545       $ 375,026       $ 1,108,675       $ 2,004,976       $ 2,298,899
Per square foot ..........................     $     .19       $     .13       $       .22       $       .23       $       .23
Industrial Properties
Total ....................................     $ 290,457       $ 670,751       $   733,233       $ 1,205,266       $ 1,048,688
Per square foot ..........................     $     .08       $     .18       $       .15       $       .12       $       .11
NON-INCREMENTAL REVENUE-GENERATING TENANT
 IMPROVEMENT COSTS AND LEASING COMMISSIONS
Long Island Office Properties
 Annual Tenant Improvement Costs .........     $ 452,057       $ 523,574       $   784,044       $ 1,140,251       $ 1,009,357
 Per square foot improved ................          4.44            4.28              7.00              3.98              4.73
 Annual Leasing Commissions ..............       144,925         119,047           415,822           418,191           551,762
 Per square foot leased ..................          1.42             .97              4.83              1.46              2.59
 Total per square foot ...................     $    5.86       $    5.25       $     11.83       $      5.44       $      7.32
Westchester Office Properties
 Annual Tenant Improvement Costs .........        N/A          $ 834,764       $ 1,211,665       $   711,160       $ 1,316,611
 Per square foot improved ................        N/A               6.33              8.90              4.45              5.62
 Annual Leasing Commissions ..............        N/A            264,388           366,257           286,150           457,730
 Per square foot leased ..................        N/A               2.00              2.69              1.79              1.96
 Total per square foot ...................        N/A          $    8.33       $     11.59       $      6.24       $      7.58
Connecticut Office Properties
 Annual Tenant Improvement Costs .........        N/A          $  58,000       $ 1,022,421       $   202,880       $   179,043
 Per square foot improved ................        N/A              12.45             13.39              5.92              4.88
 Annual Leasing Commissions ..............        N/A                  0           256,615           151,063           110,252
 Per square foot leased ..................        N/A                  0              3.36              4.41              3.00
 Total per square foot ...................        N/A          $   12.45       $     16.75       $     10.33       $      7.88
New Jersey Office Properties
 Annual Tenant Improvement Costs .........        N/A             N/A              N/A           $   654,877       $   454,054
 Per square foot improved ................        N/A             N/A              N/A                  3.78              2.29
 Annual Leasing Commissions ..............        N/A             N/A              N/A               396,127           787,065
 Per square foot leased ..................        N/A             N/A              N/A                  2.08              3.96
 Total per square foot ...................        N/A             N/A              N/A           $      5.86       $      6.25
Industrial Properties
 Annual Tenant Improvement Costs .........     $ 210,496       $ 380,334       $   230,466       $   283,842       $   375,646
 Per square foot improved ................           .90             .72               .55               .76               .25
 Annual Leasing Commissions ..............       107,351         436,213            81,013           200,154           835,108
 Per square foot leased ..................           .46             .82               .19               .44               .56
 Total per square foot ...................     $    1.36       $    1.54       $       .74       $      1.20       $       .81

MORTGAGE INDEBTEDNESS

     The following table sets forth certain information regarding the mortgage debt of the Operating Partnership, as of December 31, 1999.

                                       PRINCIPAL AMOUNT                                         AMORTIZATION
PROPERTY                                  OUTSTANDING       INTEREST RATE     MATURITY DATE       SCHEDULE
-----------------------------------   ------------------   ---------------   ---------------   -------------
                                        (IN THOUSANDS)
6800 Jericho Turnpike
 (North Shore Atrium I) ...........        $  15,001              7.25%           6/10/00      --
6900 Jericho Turnpike
 (North Shore Atrium II) ..........            5,279              7.25%           6/10/00      --
200 Broadhollow Road. .............            6,560              7.75%           6/02/02      30 year
395 North Service Road ............           20,933              6.45%          10/26/05      (3)
50 Charles Lindbergh Blvd .........           15,479              7.50%           7/10/01      --
333 Earl Ovington Blvd.
 (The Omni) (1) ...................           56,367              7.72%          08/14/07      25 year
310 East Shore Road ...............            2,322              8.00%           7/01/02      --
80 Orville Drive ..................            2,616              7.50%(2)        2/01/04      --
580 White Plains Road .............            8,172             7.375%           9/01/00      20 year
Landmark Square ...................           47,809              8.02%          10/07/06      25 year
110 Bi-County Blvd. ...............            4,221             9.125%          11/30/12      20 year
100 Summit Lake Drive .............           22,614              8.50%           4/01/07      15 year
200 Summit Lake Drive .............           20,463              9.25%           1/01/06      25 year
120 West 45th Street ..............           66,933              6.82%          11/01/27      28 year
810 7th Avenue ....................           86,822              7.73%            8/1/09      25 year
100 Wall Street ...................           37,623              7.73%            8/1/09      25 year
One Orlando Center ................           39,960              6.82%          11/01/27      28 year
                                           ---------
TOTAL .............................        $ 459,174
                                           =========

----------
(1) The Operating Partnership has a 60% general partnership interest in the Omni Partnership. The Operating Partnership's proportionate share of the aggregate principal amount of the mortgage debt on the Omni is approximately $33.8 million.

(2) Interest rate increases to 10.1% at June 2000.

(3) Principal payments of $34,000 per month.

ITEM 3. LEGAL PROCEEDINGS

     The Operating Partnership is not presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Operating Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

     There is no established trading market for the Registrant's common equity. As of March 22, 2000, there were 95 holders of the Registrant's common equity.

     The  following   tables  set  forth,   for  the  periods   indicated,   the
distributions declared on the common units and the Class B Common Units.

COMMON UNITS

QUARTER ENDED                             DISTRIBUTION
------------------------------------   ------------------
       March 31, 1998 ..............     $   0.3125
       June 30, 1998 ...............     $   0.4199 (1)
       September 30, 1998 ..........     $   0.3375
       December 31, 1998 ...........     $   0.3375

       March 31, 1999 ..............     $   .33750
       June 30, 1999 ...............     $   .37125 (2)
       September 30, 1999 ..........     $   .37125
       December 31, 1999 ...........     $   .37125


----------
(1) Commencing with the distribution for the quarter ending June 30, 1998, the Operating Partnership increased the quarterly distribution to $.3375 per unit, which is equivalent to an annual distribution of $1.35 per unit. In addition, on June 11, 1998, the Operating Partnership paid a stock dividend equivalent to $.0824 per unit relating to the Operating Partnership's distribution of its common stock interest in Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group to the Company.

(2) Commencing with the distribution for the quarter ending June 30, 1999, the Operating Partnership increased the quarterly distribution to $.37125 per unit, which is equivalent to an annual distribution of $1.485 per unit.

CLASS B COMMON UNITS

QUARTER ENDED                             DISTRIBUTION
------------------------------------   -----------------
       March 31, 1999 ..............           N/A
       June 30, 1999 ...............      $  .2364 (1)
       September 30, 1999 ..........      $  .5600
       December 31, 1999 ...........      $  .5600


----------
(1) Represents the period May 24, 1999 through June 30, 1999

UNREGISTERED SALES OF EQUITY SECURITIES

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Operating Partnership issued 11,694,567 Class B Common Units to the Company which were valued for GAAP purposes at $26 per share for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per share, which distribution is subject to adjustment annually commencing on July 1, 2000. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of Units of the Operating Partnership subject to customary antidilution adjustments. The Class B Common Units will be exchanged for an equal number of Units upon the exchange, if any, by the Company of common stock for Class B Common Stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999, the Operating Partnership issued six million Series E preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series E preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series E preferred units are convertible into common units at a price of $26.05 per unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series E preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

ITEM  6.  SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT UNIT AND PROPERTIES DATA)

                                                                       RECKSON OPERATING PARTNERSHIP, L. P.
                                                            -----------------------------------------------------------
                                                                                FOR THE YEAR ENDED
                                                            -----------------------------------------------------------
                                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                 1999           1998           1997           1996
                                                            -------------- -------------- -------------- --------------
OPERATING DATA:
 Revenues .................................................  $   403,142    $   266,312    $   153,348    $     96,030
 Total expenses ...........................................      297,476        201,003        107,639          70,935
 Income before distribution to preferred unit holders,
  minority interests and extraordinary loss ...............      105,666         65,309         45,709          25,095
 Minority interests .......................................        6,802          2,819            920             915
 Extraordinary items -- loss ..............................         (629)        (1,993)        (2,808)         (1,259)
 Preferred distributions ..................................       27,001         14,244             --             ---
 Net income available to common unitholders ...............       71,234         46,253         41,981          22,921
Per Unit Data: (2)
Net income per common unit:
 General Partner -- common units ..........................  $      1.21    $       .98    $      1.06    $        .87
 General Partner -- Class B Common Units ..................  $      1.94    $        --    $        --    $         --
 Limited Partners' ........................................  $      1.21    $       .98    $      1.03    $        .86
Weighted average common units outstanding:
 General Partner -- common units                              40,270,000     39,473,000     32,727,000      19,928,000
 General Partner -- Class B Common Units ..................    6,744,000             --             --              --
 Limited Partners' ........................................    7,705,000      7,728,000      7,016,000       6,503,000
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation .............  $ 2,214,872    $ 1,743,223    $ 1,015,282    $    519,504
 Total assets .............................................    2,724,934      1,854,520      1,113,105         543,391
 Mortgage notes payable ...................................      459,174        253,463        180,023         161,513
 Unsecured credit facility ................................      297,600        465,850        210,250         108,500
 Unsecured term loan ......................................       75,000         20,000             --              --
 Senior unsecured notes ...................................      449,313        150,000        150,000              --
 Market value of equity (3) ...............................    1,726,845      1,332,882      1,141,592         653,606
 Total market capitalization including debt (3 and 4) .....    2,993,756      2,119,936      1,668,800         921,423
OTHER DATA:
 Funds from operations (5) ................................  $   132,444    $    98,501    $    69,619    $     40,938
 Total square feet (at end of period) .....................       21,385         21,000         13,645           8,800
 Number of properties (at end of period) ..................          189            204            155             110


                                                            RECKSON OPERATING
                                                               PARTNERSHIP,
                                                                  L. P.         RECKSON GROUP
                                                            ----------------- -----------------
                                                              FOR THE PERIOD
                                                             JUNE 3, 1995 TO    FOR THE PERIOD
                                                               DECEMBER 31,    JUNE 1, 1995 TO
                                                                 1995 (1)      JUNE 2, 1995 (1)
                                                            ----------------- -----------------
OPERATING DATA:
 Revenues .................................................   $     38,455         $ 20,889
 Total expenses ...........................................         27,892           20,695
 Income before distribution to preferred unit holders,
  minority interests and extraordinary loss ...............         10,563              194
 Minority interests .......................................            246               --
 Extraordinary items -- loss ..............................         (6,022)              --
 Preferred distributions ..................................             --               --
 Net income available to common unitholders ...............          4,295              194
Per Unit Data: (2)
Net income per common unit:
 General Partner -- common units ..........................   $        .22               --
 General Partner -- Class B Common Units ..................   $         --               --
 Limited Partners' ........................................   $        .19               --
Weighted average common units outstanding:
 General Partner -- common units                                14,678,000               --
 General Partner -- Class B Common Units ..................             --               --
 Limited Partners' ........................................      5,648,000               --
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation .............   $    290,712               --
 Total assets .............................................        242,540               --
 Mortgage notes payable ...................................         98,126               --
 Unsecured credit facility ................................         40,000               --
 Unsecured term loan ......................................             --               --
 Senior unsecured notes ...................................             --               --
 Market value of equity (3) ...............................        303,943               --
 Total market capitalization including debt (3 and 4) .....        426,798               --
OTHER DATA:
 Funds from operations (5) ................................   $     17,190               --
 Total square feet (at end of period) .....................          5,430            4,529
 Number of properties (at end of period) ..................             81               72

----------
(1) Represents certain financial information on a consolidated historical basis for Reckson Operating Partnership, L. P., and on a combined historical basis for the Reckson Group.

(2) Based on the weighted average units outstanding for the period then ended.

(3) Based on the market value of the Operating Partnership's common units, the stated value of the Operating Partnership's preferred units and the number of units outstanding at the end of the period.

(4) Debt amount is net of minority partners' proportionate share of Omni debt plus the Company's share of joint venture debt.

(5) See "Management's Discussion and Analysis" for a discussion of funds from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the "Operating Partnership") and related notes.

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

     The Operating Partnership owns all of the interests in its real estate properties. At December 31, 1999, the Operating Partnership owned and operated 189 properties (the "Properties"), (including two joint venture properties) encompassing approximately 21.4 million square feet in the Tri-State Area. The Properties include 77 office properties (the "Office Properties") containing approximately 13.1 million square feet, 110 industrial properties (the "Industrial Properties") containing approximately 8.3 million square feet and two retail properties containing approximately 20,000 square feet. The Operating Partnership also owns and operates a 357,000 square foot office property located in Orlando Florida. In addition, the Operating Partnership owned approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Operating Partnership also has invested approximately $315.6 million in mortgage notes encumbering three Class A Office Properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York.

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

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR")

(formerly American Real Estate Investment Corporation). In addition, the Operating Partnership also entered into a sale agreement with the Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Operating Partnership sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $10.1 million which has been included in gain on sales of real estate on the Operating Partnership's consolidated statements of income. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in April 2000. The remaining stages consist of six industrial buildings  and are  being  sold for total  consideration  of  approximately  $98 million.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust.

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating Partnership, L.P. was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and
(ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for generally accepted accounting principles ("GAAP") purposes at approximately $304.1 million).

     The Tower portfolio acquired in the Merger consists of three Office Properties comprising approximately 1.6 million square feet located in New York City, one Office Property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the Operating Partnership's consolidated statements of income.

     During 1997, the Company formed Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of FrontLine and the Operating Partnership approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine has paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being amortized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Operating Partnership with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     The Operating Partnership and FrontLine have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, FrontLine granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to FrontLine. In addition, if a REIT-qualified investment opportunity becomes available to an affiliate of FrontLine, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of FrontLine's interest.

     Under the Reckson Intercompany Agreement, the Operating Partnership granted FrontLine a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. FrontLine will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by FrontLine to third parties. In addition, the Operating Partnership will give FrontLine access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted FrontLine a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Operating Partnership ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $2.9 million to FrontLine through the RSVP

Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Operating Partnership had invested approximately $17.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     In 1999, the Operating Partnership invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP - SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP - SHP had investments in four off - campus student housing projects

     The market capitalization of the Operating Partnership at December 31, 1999 was approximately $3 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's common stock and Class B Common Stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest of $85 million and (iv) the $1.3 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at December 31, 1999. As a result, the Operating Partnership's total debt to total market capitalization ratio at December 31, 1999 equaled approximately 42.3%.

RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $136.8 million or 51.4% from 1998 to 1999 and $113 million or 73.7% from 1997 to 1998. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $116.7 million or 46.2% from 1998 to 1999 and $108.7 million or 75.6% from 1997 to 1998. The 1999 increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition on May 24, 1999. The revenue generated from these assets generated approximately $47.5 million of revenue in 1999. Additionally, approximately $29.1 million of revenue was generated from the Operating Partnership's acquisition of the first mortgage note secured by 919 Third
Avenue. Property Operating Revenues were also positively effected by approximately $9.9 million from increases in occupancies and rental rates in our "same store" properties and approximately $27.2 million in additional revenue generated from properties acquired during 1998 and new development activity. The remaining balance of the increase in total revenues in 1999 is primarily attributable to the gain on sales of real estate of $10.1 million and approximately $8.7 million in other income related to interest earned on advances made to FrontLine through the FrontLine Facility and to RSVP through the RSVP Commitment. The 1998 increase in Property Operating Revenues is comprised of $2.1 million attributable to increases in rental rates and changes in occupancies and $106.6 million attributable to acquisitions of properties. The remaining balance of the increase in total revenues in 1998 is primarily attributable to increases in interest income on the Operating Partnership's investments in mortgage notes and notes receivable and income related to the Operating Partnership's interest in its service companies. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $ 10.7 million in 1999, $7.7 million in 1998 and $4.5 million in 1997.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $41.7 million or 49.5% from 1998 to 1999 and by $34.0 million or 67.5% from 1997 to 1998. These increases are primarily due to the acquisition of the properties included in the Tower portfolio acquisition on May 24, 1999 and the acquisition of the first mortgage note secured by 919 Third Avenue. Gross operating margins (defined as Property Operating Revenues less
Property Expenses, taken as a percentage of Property Operating Revenues) for 1999, 1998 and 1997 were 65.9%, 66.6% and 65.0%, respectively. The slight decrease in the gross operating margin percentage from 1998 to 1999 resulted from a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 1999 compared to 1998. The higher proportionate share of the gross operating margin attributable to the office properties was a result of the office properties acquired in the Tower portfolio acquisition and the disposition of net leased industrial properties in the "Big Box" industrial transaction. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized as a result of operating a larger portfolio of properties with concentration on properties in office and industrial parks or in its established sub-markets. The increase from 1997 to 1998 in the gross operating margin percentage resulted from increases realized in rental rates, the Operating Partnership's ability to realize certain operating efficiencies as a result of operating a larger portfolio of properties with concentrations of properties in office and industrial parks or in its established sub-markets, a stable operating cost environment and the increased ownership of net leased properties.

     Marketing, general and administrative expenses were $22.3 million in 1999, $16.0 million in 1998 and $8.5 million in 1997. The increase in marketing, general and administrative expenses is due to the increased costs of opening and maintaining the Company's New York City division and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership. The Operating Partnership's business strategy has been to expand further into the Tri-State Area suburban markets and the New York City market by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester, Southern Connecticut and New York City divisions. In doing this, the Operating Partnership seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Operating Partnership has supported this effort by increasing the marketing programs in the other divisions and strengthening the resources and operating systems in these divisions. The cost of these efforts are reflected in both marketing, general and administrative expenses as well as the revenue growth of the Operating Partnership. Marketing, general and administrative expense as a percentage of total revenues were 5.5% in 1999, 6.0% in 1998 and 5.5% in 1997.

     Interest expense was $74.7 million in 1999, $47.8 million in 1998 and $21.6 million in 1997. The increase of $26.9 million from 1998 to 1999 is attributable to (i)an increase in mortgage debt including approximately $232 million relating to the Tower portfolio acquisition (ii) the issuance of $300 million of senior unsecured notes in March 1999 and (iii) an increased average balance on the Operating Partnership's credit facilities and term loan. The weighted average balance outstanding on the Operating Partnership's credit facilities and term loan was $423.8 million for 1999, $377.9 million for 1998 and $103.2 million for 1997.

     Included in amortization expense is amortized financing costs of $3.4 million in 1999, $1.6 million in 1998 and $.8 million in 1997. The increase of $1.8 million from 1998 to 1999 is primarily attributable to the increased loan costs incurred in connection with the Operating Partnership increasing its unsecured term loan in January 1999 to $75 million, the issuance of $300 million of senior unsecured notes in March 1999 and the Operating Partnership's $130 million unsecured bridge facility obtained in connection with the Tower portfolio acquisition in May 1999. The increase of $.8 million from 1997 to 1998 is primarily attributable to loan costs incurred in connection with the Operating Partnership's obtaining a $500 million unsecured credit facility and a $50 million unsecured term loan.

     Extraordinary losses resulted in a $629,000 loss in 1999, $2.0 million loss in 1998 and a $2.8 million loss in 1997. The extraordinary losses were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Operating Partnership's restructuring of its credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

     Net cash provided by operating activities totaled $155.7 million in 1999, $118.5 million in 1998 and $75.8 million in 1997. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and to a lesser extent from interest income from mortgage notes and notes receivable.

     Net cash used in investing activities totaled $392.9 million in 1999, $612.6 million in 1998 and $549.3 million in 1997. Cash used in investing activities related primarily to investments in real estate properties including development costs and investments in mortgage notes and notes receivable. In addition, during 1998, the Operating Partnership purchased $40 million of preferred stock of Tower Realty Trust, Inc. in connection with the Tower portfolio acquisition.

     Net cash provided by financing activities totaled $256.1 million in 1999, $474.6 million in 1998 and $482.9 million in 1997. Cash provided by financing activities during 1999, 1998 and 1997 was primarily attributable to proceeds from partner contributions, the issuance of senior unsecured notes and advances under the Company's credit facilities and term loan. Additionally, during 1999, approximately $126 million in proceeds from secured borrowings was provided by financing activities.

Investing Activities

     On May 24, 1999, the Tower portfolio acquisition was completed with the Operating Partnership obtaining title to all of Tower's real estate assets. Simultaneously with the closing of the Tower acquisition the Operating Partnership arranged for the sale of four of Tower's Class B New York City office properties. In addition, the Operating Partnership sold, with the exception of one Class A, 357,000 square foot office building located in Orlando, Florida, all of the assets located outside of the Tri-State Area. In addition to the aforementioned property in Orlando, Florida, the Operating Partnership's remaining assets from the Tower acquisition include three Class A New York City office properties encompassing approximately 1.6 million square feet and one Class A office property on Long Island encompassing approximately 101,000 square feet.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by 919 Third Avenue, a 47 story, 1.4 million square foot Class A office property located in New York City. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property.

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Operating Partnership's unsecured credit facility.

     In June 1998, the Operating Partnership established the FrontLine Facility in the amount of $100 million for FrontLine's e-commerce and e-services operations and for other general corporate purposes. As of December 31, 1999, approximately $79.5 million had been advanced to FrontLine under this facility. In addition, the Operating Partnership approved the commitment to fund investments of up to $100 million with or in RSVP. As of December 31, 1999, the Company has invested approximately $67.2 million under this commitment, of which $24.8 million represents RSVP - controlled joint venture REIT - qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

Financing Activities

     On March 26, 1999, the Operating Partnership issued $100 million of 7.4% senior unsecured notes due March 15, 2004 and $200 million of 7.75% senior unsecured notes due March 15, 2009. Net proceeds of approximately $297.4 million were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per unit, which distribution is subject to adjustment annually. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of common units subject to customary antidilution adjustments. The Class B Common Units will be exchanged for an equal number of common units upon exchange, if any, by the Company of common stock for Class B Common Stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     As of December 31, 1999, in conjunction with the Company's Class B Common Stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B Common Units for approximately $30.3 million.

     On June 2, 1999, in connection with the Company's issuance of Series B convertible cumulative preferred stock, the Operating Partnership issued six million Series E convertible cumulative preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series E preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series E preferred units are convertible into common units at a price of $26.05 per unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series E preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     As of December 31, 1999 the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") with Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31, 1999, the Operating Partnership had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan') from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Operating Partnership's previous term loan which matured on December 17, 1999.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the Operating Partnership's consolidated statements of income. The new mortgage note, in the amount of $125 million, is secured by two office properties with an aggregate carrying value of approximately $261 million, is for a term of ten years and bears interest at the rate of 7.73% per annum.

Capitalization

     The Operating Partnership's indebtedness at December 31, 1999 totaled $1.3 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $297.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, approximately $449.3 million of Senior Unsecured Notes and approximately $445 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3 billion at December 31, 1999, (calculated based on the value of the Operating Partnership's common units and Class B Common Units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's common stock and Class B Common Stock), the liquidation preference value of the Operating Partnership's preferred units, the contributed value of Metropolitan's preferred interest of $85 million and the $1.3 billion of debt), the Operating Partnership's debt represented approximately 42.3% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership's investments in mortgage notes, RSVP and advances under the

FrontLine Facility are expected to produce cash flows. The Operating Partnership expects to meet its short term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility and Term Loan previously discussed. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Operating Partnership. The Operating Partnership also expects certain strategic dispositions of assets or interests in assets to generate cash flows. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

INFLATION

     Certain office leases provide for fixed base rent increases or indexed escalations. In addition, certain office leases provide for separate escalations of real estate taxes and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalation over a base amount. The Operating Partnership believes that inflationary increases in expenses will generally be offset by contractual rent increases and expense escalations described above.

     The Credit Facility and the Term Loan bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

IMPACT OF YEAR 2000

     During 1999, the Operating Partnership discussed the nature and progress of its plans to become Year 2000 ready. In that regard, the Operating Partnership has completed its assessment, remediation and testing of its systems in order for those systems to function properly with respect to dates occurring in the Year 2000 and thereafter. As a result of those efforts, the Operating
Partnership experienced no significant disruptions in connection with its building management, mechanical and computer systems and believes that those systems successfully responded to the Year 2000 date change. The Operating Partnership has expended approximately one million dollars with upgrading, replacing or remediating its systems and is not aware of any material problems resulting from Year 2000 issues. Further, the Operating Partnership will continue to monitor its critical building management, mechanical and computer systems throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership which is a general partner of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO. In October 1999, NAREIT revised the definition of FFO to include gains and losses from sales of properties and non-recurring events. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                             1999          1998          1997
                                                                         -----------   -----------   -----------
Income before extraordinary loss .....................................    $  71,863     $ 48,246      $ 44,789
Less:
 Extraordinary loss ..................................................          629        1,993         2,808
                                                                          ---------     --------      --------
Net Income ...........................................................       71,234       46,253        41,981
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization ...........................       72,124       51,424        26,834
 Minority interests' in consolidated partnerships ....................        6,802        2,819           920
 Extraordinary loss ..................................................          629        1,993         2,808
Less:
 Gain on sales of real estate ........................................       10,052           --           672
 Amount distributed to minority partners in consolidated partnerships         8,293        3,988         2,252
                                                                          ---------     --------      --------
Funds From Operations ................................................    $ 132,444     $ 98,501      $ 69,619
                                                                          =========     ========      ========
Weighted average units outstanding ...................................       54,719       47,201        39,743
                                                                          =========     ========      ========

ITEM 7 (A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary market risk facing the Operating Partnership is interest rate risk on its long term debt, mortgage notes and notes receivable. The Operating Partnership does not hedge interest rate risk using financial instruments nor is the Operating Partnership subject to foreign currency risk.

     The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with a long-term fixed rate debt offering on terms that are advantages to the Operating Partnership or through general partner contributions.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1999 (dollars in thousands):

                                             FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                                2000          2001          2002         2003          2004
                           ------------- ------------- ------------- ------------ -------------
Long term debt:
 Fixed rate ..............   $  35,145     $  22,751     $  16,499     $  8,350     $  11,769
 Weighted average interest
  rate ...................        7.37%         7.58%         7.79%        7.77%         7.73%
 Variable rate ...........   $      --     $ 372,600     $      --     $     --     $      --
 Weighted average interest
  rate ...................          --          7.27%           --           --            --

                             THEREAFTER      TOTAL (1)        FMV
                           -------------- -------------- ------------
Long term debt:
 Fixed rate ..............   $  814,660     $  909,174    $ 909,174
 Weighted average interest
  rate ...................         7.53%          7.53%          --
 Variable rate ...........   $       --     $  372,600    $ 372,600
 Weighted average interest
  rate ...................           --           7.27%          --


----------
(1) Includes unamortized issuance discounts of $687,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $3.7 million annual increase in interest expense based on approximately $372.6 million outstanding at December 31, 1999.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 1999 (dollars in thousands):

                                         FOR THE YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------
                                2000         2001         2002      2003       2004      THEREAFTER     TOTAL (2)        FMV
                           -------------- ---------- ------------- ------ ------------- ------------ -------------- ------------
Mortgage notes and notes
 receivable:
 Fixed rate ..............   $  282,857    $    15     $  11,306    $ --    $  36,500    $  16,990     $  347,668    $ 347,668
 Weighted average interest
  rate ...................         9.42%      9.00%        10.35%   $ --        10.23%       11.65%          9.64%          --

----------
(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $4.8 million.

     The fair value of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  response  to  this item is included in a separate section of this Form
10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

     The Company is the sole managing general partner of the Operating Partnership. All of the Company's business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, and 13 is identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, which incorporates by reference information appearing in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2000 Annual Meeting. Such information is incorporated by reference in this Form 10-K.


                                      III-1

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                 PAGE
                                                                                ------
   RECKSON OPERATING PARTNERSHIP, L. P.
   Report of Independent Auditors ...........................................   IV-5
   Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998    IV-6
   Consolidated Statements of Income for the years ended
     December 31, 1999, 1998 and 1997 .......................................   IV-7
   Consolidated Statement of Partners' Capital for the years ended
     December 31, 1999, 1998 and 1997. ......................................   IV-8
   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 .......................................   IV-9
   Notes to Financial Statements ............................................   IV-10
   Schedule III- Real Estate and Accumulated Depreciation ...................   IV-26


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits




 EXHIBIT     FILING
  NUMBER    REFERENCE                           DESCRIPTION
---------   ---------                           -----------
 3.1           a        Amended and Restated  Agreement of Limited  Partnership of Reckson Operating  Partnership,  L.P.
 3.2           g        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership,
                        L.P.  Establishing  Series A Preferred  Units of Limited Partnership Interest
 3.3           g        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership,
                        L.P.  Establishing  Series B Preferred  Units of Limited Partnership Interest
 3.4           g        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership,
                        L.P.  Establishing  Series C Preferred  Units of LimitedPartnership Interest
 3.5           g        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership, L.P.  Establishing  Series D Preferred  Units of Limited Partnership Interest
 3.6           o        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership, L.P.  Establishing  Series  B Common  Units  of  Limited Partnership Interest
3.7            o        Supplement  to the Amended  and  Restated  Agreement  of Limited  Partnership of Reckson  Operating
                        Partnership, L.P.  Establishing Series E Preferred  Partnership Units of Limited Partnership
4.1            i        Form  of  7.40%  Notes  due  2004 of  Reckson  Operating Partnership, L.P.
4.2            i        Form  of  7.75%  Notes  due  2009 of  Reckson  Operating Partnership, L.P.
4.3            i        Indenture,   dated  March  26,  1999,   among   Reckson Operating Partnership,  L.P., the Company, and
                        The Bank of New York, as trustee
10.1           e        Third   Amended  and  Restated   Agreement  of  Limited Partnership  of  Omni  Partners,   L.P.
10.2           h        Amendment   and    Restatement    of   Employment    and Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and Donald Rechler
10.3           h        Amendment   and    Restatement    of   Employment    and Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and Scott Rechler
10.4           h        Amendment   and    Restatement    of   Employment    and Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and Mitchell Rechler
10.5           h        Amendment   and    Restatement    of   Employment    and Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and Gregg Rechler
10.6           h        Amendment   and    Restatement    of   Employment    and  Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and Roger Rechler
10.7           h        Amendmentand     Restatement     of    Employment    and Non-Competition  Agreement  between  Reckson
                        Associates Realty Corp. and J. Michael Maturo
10.8           a        Purchase  Option  Agreements  relating  to the  Reckson Option Properties
10.9           a        Purchase Option Agreements relating to the Other Option Properties
10.10          c        Amended 1995 Stock Option Plan
10.11          c        1996 Employee Stock Option Plan
10.12          b        Ground Leases for certain of the properties
10.13          h        Third   Amended  and   Restated   Agreement  of  Limited  Partnership of Reckson FS Limited Partnership
10.14          a        Indemnity Agreement relating to 100 Oser Avenue
10.15          e        Amended and Restated 1997 Stock Option Plan
10.16          e        1998 Stock Option Plan
10.17          e        Note Purchase Agreement for the Senior Unsecured Notes
10.18          h        Amended and Restated Severance Agreement between Reckson Associates Realty Corp. and Donald Rechler
10.19          h        Amended and Restated Severance Agreement between Reckson Associates Realty Corp. and Scott Rechler
10.20          h        Amended and Restated Severance Agreement between Reckson Associates Realty Corp. and Mitchell Rechler
10.21          h        Amended and Restated Severance Agreement between Reckson Associates Realty Corp. and Gregg Rechler
10.22          h        Amended and Restated Severance Agreement between Reckson Associates Realty Corp. and Roger Rechler
10.23          h        Amended and Restated Severance Agreement between Reckson Associates  Realty  Corp.  and J.  Michael  Maturo
10.24          d        $500 million Credit  Agreement dated July 23, 1998 among Reckson Operating  Partnership,  L.P. and Reckson
                        Morris Operating  Partnership,  L.P.  and the  Chase  Manhattan Bank,  UBS AG and  PNC  Bank  and  other lenders  party thereto
10.25          f        Agreement  and Plan of Merger by and among Tower  Realty Trust, Inc.,  Reckson  Associates Realty Corp.,
                        Reckson Operating  Partnership,  L.P. and Metropolitan  Partners LLC, dated December 8, 1998
10.26          f        Stock  Purchase  Agreement  by and between  Tower Realty Trust,   Inc.  and  Metropolitan   Partners  LLC,
                        dated December 8, 1998
10.27          f        Amended and Restated Operating Agreement of Metropolitan Partners LLC, dated December 8, 1998
10.28          h        Intercompany  Agreement by and between Reckson Operating Partnership,  L.P. and Reckson Service Industries,
                        Inc., dated May 13, 1998
10.29          o        Amended and Restated Credit Agreement dated as of August 4, 1999 between  Reckson  Service  Industries,
                        Inc., as borrower and Reckson  Operating  Partnership,  L.P.,  as Lender relating to Reckson  Strategic
                        Venture Partners, LLC  ("RSVP  Credit  Agreement")
10.30          o        Amended and Restated Credit Agreement dated as of August 4, 1999 between  Reckson Service Industries, Inc., as borrower and Reckson  Operating  Partnership,  L.P.,  as Lender  relating to the  operations  of Reckson
                        Service Industries, Inc. ("RSI Credit Agreement")
10.31          o        Letter Agreement,  dated November 30, 1999, amending the RSVP Credit Agreement and the RSI Credit Agreement
10.32          k        Consolidated,  Amended and  Restated  Fee and  Leasehold Mortgage Note relating to 919 Third Avenue
10.33          m        Agreement of Purchase and Sale,  between NBBRE 919 Third Avenue   Associates,   L.P.,  as  Seller,   and
                        Reckson Operating Partnership, L.P., as Purchaser
10.34          l        Contribution  and  Exchange  Agreement  by  and  between Reckson   Morris   Industrial   Trust,   Reckson
                        Morris Industrial Interim GP, LLC, Reckson Operating  Partnership,  L.P., Robert  Morris, Joseph D. Morris,
                        Ronald Schram,  Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust,  The Keith Morris Trust,
                        Joseph D. Morris  Family  Limited  Partnership  and Robert  Morris Family Limited Partnership, and American
                        Real Estate Investment L.P. and American Real Estate Corporation
10.35          n        $75 million Second Amended and Restated  Credit Facility Agreement dated as of December 17, 1999
12.1                    Statement of Ratios of Earnings to Fixed Charges
21.1                    Statement of Subsidiaries
23.0                    Consent of Independent Auditors
24.1                    Power of Attorney (included in Part IV of the Form 10-K)
27.0                    Financial Data Schedule

--------

(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

(b) Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.

(c) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.

(d) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on August 14, 1998 and incorporated herein by reference.

(e) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.

(f) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.

(g) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

(h) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.

(i) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.

(j) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.

(k) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on June 25, 1999 and incorporated herein by reference.

(l) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on August 25, 1999 and incorporated herein by reference.

(m) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on January 14, 2000 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on February 8, 2000 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

On October 25, 1999, the Operating Partnership filed reports on Form 8-K relating to:

1. the completion of the first stage of the RMI closing and the sale of certain industrial properties to Matrix,

2. the Company's Board of Directors authorizing the repurchase of up to three million shares of Class B Common Stock,

3. the Company's sale and disposition of the Tower assets located outside the Tri-State Area other than one Class A office property located in Orlando, Florida and

4. the Operating Partnership entering into a contract to acquire 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property located in New York City for a purchase price of approximately $126.5 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2000.

                                        RECKSON OPERATING PARTNERSHIP, L.P.


                                        By: RECKSON ASSOCIATES REALTY CORP.,
                                            its general partner

                                        By: /s/ Donald J. Rechler
                                            ---------------------------
                                            Donald J. Rechler,
                                            Chairman  of  the Board and Co-Chief
                                            Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of Reckson Associates Realty Corp., the corporate general partner of the registrant, hereby severally constitutes and appoints Scott H. Rechler, Michael Maturo and Mitchell D. Rechler, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2000.

         SIGNATURE                      TITLE                      SIGNATURE                     TITLE
--------------------------   ---------------------------   ------------------------   --------------------------
  /s/ Donald J. Rechler      Chairman of the Board,         /s/ Scott H. Rechler      President, Co-Chief
----------------              Co-Chief Executive           ----------------            Executive Officer and
     Donald J. Rechler        Officer and Director          Scott H. Rechler           Director
                              (principal executive
                              officer)
   /s/ Roger M. Rechler      Vice-Chairman of the            /s/ Michael Maturo       Executive Vice President,
----------------              Board, Executive Vice        ----------------            Treasurer and Chief
   Roger M. Rechler           President and Director        Michael Maturo             Financial Officer
                                                                                       (principal financial
                                                                                       officer and principal
                                                                                       accounting officer)
 /s/ Mitchell D. Rechler     Executive Vice President,
----------------              Co-Chief Operating           ----------------            Director
    Mitchell D. Rechler       Officer and Director          Harvey R. Blau


  /s/ Leonard Feinstein      Director                      /s/ Herve A. Kevenides     Director
----------------                                           ----------------
     Leonard Feinstein                                       Herve A. Kevenides
     /s/ John V. Klein       Director                       /s/ Lewis S. Ranieri      Director
----------------                                           ----------------
     John V. N. Klein                                         Lewis S. Ranieri
/s/ Conrad D. Stephensen     Director
----------------
   Conrad D. Stephensen


                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Reckson Operating Partnership, L. P.

     We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L. P. (the "Operating Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31 1999. We have also audited the financial statement schedule listed in the index at item 14 (a). These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L. P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 15, 2000

                     RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                    DECEMBER 31,
                                                                                          ---------------------------------
                                                                                                1999              1998
                                                                                          ---------------   ---------------
ASSETS
Commercial real estate properties, at cost (Notes 2, 3, 5, 6, and 8) ..................
Land ..................................................................................     $   276,204       $   212,540
Buildings and improvements ............................................................       1,802,611         1,372,549
Developments in progress:
Land ..................................................................................          60,894            69,143
Development costs .....................................................................          68,690            82,901
Furniture, fixtures and equipment .....................................................           6,473             6,090
                                                                                            -----------       -----------
                                                                                              2,214,872         1,743,223
Less accumulated depreciation .........................................................        (218,385)         (159,049)
                                                                                            -----------       -----------
                                                                                              1,996,487         1,584,174
Investments in real estate joint ventures (Note 8) ....................................          31,531            15,104
Investment in mortgage notes and notes receivable (Note 6) ............................         352,466            99,268
Cash and cash equivalents (Note 12) ...................................................          21,122             2,228
Tenant receivables ....................................................................           5,117             5,159
Investments in and advances to affiliates (Note 8) ....................................         179,762            53,154
Deferred rents receivable .............................................................          22,489            22,526
Prepaid expenses and other assets (Note 6) ............................................          66,855            46,372
Contract and land deposits and pre-acquisition costs ..................................           9,585             2,253
Deferred lease and loan costs, less accumulated amortization of $24,484 and
 $18,170, respectively.................................................................          39,520            24,282
                                                                                            -----------       -----------
Total Assets ..........................................................................     $ 2,724,934       $ 1,854,520
                                                                                            ===========       ===========
LIABILITIES
Mortgage notes payable (Note 2) .......................................................     $   459,174       $   253,463
Unsecured credit facility (Note 3) ....................................................         297,600           465,850
Unsecured term loan (Note 3) ..........................................................          75,000            20,000
Senior unsecured notes (Note 4) .......................................................         449,313           150,000
Accrued expenses and other liabilities (Note 5) .......................................          71,622            50,779
Distributions payable .................................................................          27,166            19,663
                                                                                            -----------       -----------
Total Liabilities .....................................................................       1,379,875           959,755
                                                                                            -----------       -----------
Commitments and other comments (Notes 9, 10, and 13) ..................................              --                --
Minority interests' in consolidated partnerships ......................................          93,086            52,173
                                                                                            -----------       -----------
PARTNERS' CAPITAL (Note 7)
Preferred Capital, 15,234,518 and 9,234,518 units outstanding, respectively ...........         413,126           263,126
General Partner's Capital:
 Common Units, 40,375,506 and 40,035,419 units outstanding, respectively ..............         477,172           485,341
 Class B Common Units, 10,283,763 and 0 units outstanding, respectively ...............         270,689                --
Limited Partners' Capital, 7,701,142 and 7,764,630 units outstanding, respectively               90,986            94,125
                                                                                            -----------       -----------
Total Partners' Capital ...............................................................       1,251,973           842,592
                                                                                            -----------       -----------
Total Liabilities and Partners' Capital ...............................................     $ 2,724,934       $ 1,854,520
                                                                                            ===========       ===========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                        CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         1999           1998           1997
                                                                    -------------- -------------- --------------
REVENUES (Note 10):
Base rents ........................................................  $   324,146    $   224,703    $   128,778
Tenant escalations and reimbursements .............................       44,989         27,744         14,981
Equity in earnings of service companies and real estate joint
 ventures .........................................................        2,148          1,836            514
Interest income on mortgage notes and notes receivable ............        7,944          7,739          5,437
Gain on sales of real estate (Note 6) .............................       10,052             --            672
Investment and other income .......................................       13,863          4,290          2,966
                                                                     -----------    -----------    -----------
Total Revenues ....................................................      403,142        266,312        153,348
                                                                     -----------    -----------    -----------
EXPENSES:
Property operating expenses .......................................      125,994         84,280         50,316
Marketing, general and administrative .............................       22,269         15,971          8,501
Interest ..........................................................       74,709         47,795         21,585
Depreciation and amortization .....................................       74,504         52,957         27,237
                                                                     -----------    -----------    -----------
Total Expenses ....................................................      297,476        201,003        107,639
                                                                     -----------    -----------    -----------
Income before distributions to preferred unit holders, minority
 interests and extraordinary loss .................................      105,666         65,309         45,709
Preferred unit distributions ......................................      (27,001)       (14,244)            --
Minority partners' interest in consolidated partnerships ..........       (6,802)        (2,819)          (920)
                                                                     -----------    -----------    -----------
Income before extraordinary loss ..................................       71,863         48,246         44,789
Extraordinary loss on extinguishment of debts (Note 3) ............         (629)        (1,993)        (2,808)
                                                                     -----------    -----------    -----------
NET INCOME AVAILABLE TO COMMON UNIT HOLDERS .......................  $    71,234    $    46,253    $    41,981
                                                                     ===========    ===========    ===========
Net income available to:
 General Partner -- common units ..................................  $    48,791    $    38,667    $    34,742
 General Partner -- Class B Common Units ..........................       13,110             --             --
 Limited Partners' ................................................        9,333          7,586          7,239
                                                                     -----------    -----------    -----------
Total .............................................................  $    71,234    $    46,253    $    41,981
                                                                     ===========    ===========    ===========
Net income per weighted average units:
 General Partner -- per common unit before extraordinary loss.       $      1.22    $      1.02    $      1.13
 Extraordinary loss per general partnership common unit ...........         (.01)          (.04)          (.07)
                                                                     -----------    -----------    -----------
 Net income per weighted average general partnership common
   unit ...........................................................  $      1.21    $       .98    $      1.06
                                                                     ===========    ===========    ===========
 General Partner -- per Class B Common Unit before
   extraordinary loss .............................................  $      1.96    $        --    $        --
 Extraordinary loss per Class B general partnership unit ..........         (.02)            --             --
                                                                     -----------    -----------    -----------
 Net income per weighted average Class B general partnership
   unit ...........................................................  $      1.94    $        --    $        --
                                                                     ===========    ===========    ===========
 Limited Partners' -- per common unit before extraordinary
   loss ...........................................................  $      1.22    $      1.02    $      1.11
 Extraordinary loss per limited partnership unit ..................         (.01)          (.04)          (.08)
                                                                     -----------    -----------    -----------
 Net income per weighted average limited partnership unit .........  $      1.21    $       .98    $      1.03
                                                                     ===========    ===========    ===========
Weighted average common units outstanding:
 General Partner -- common units ..................................   40,270,000     39,473,000     32,727,000
 General Partner -- Class B Common Units ..........................    6,744,000             --             --
 Limited Partners' ................................................    7,705,000      7,728,000      7,016,000


               (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (IN THOUSANDS)

                                                        GENERAL PARTNER'S CAPITAL
                                                      -----------------------------
                                           PREFERRED      CLASS B                    LIMITED PARTNERS'         TOTAL
                                            CAPITAL    COMMON UNITS   COMMON UNITS        CAPITAL        PARTNERS' CAPITAL
                                          ----------- -------------- -------------- ------------------- ------------------
BALANCE JANUARY 1, 1997 .................  $      --    $      --      $ 184,798         $  51,879         $   236,677
Net Income ..............................         --           --         34,742             7,239              41,981
Contributions ...........................         --           --        267,827            35,339             303,166
Distributions ...........................         --           --        (40,665)           (8,707)            (49,372)
                                           ---------    ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 1997 ...............         --           --        446,702            85,750             532,452
Net Income ..............................         --           --         38,667             7,586              46,253
Contributions ...........................    263,126           --         54,089            11,484             328,699
Distributions ...........................         --           --        (55,193)          (10,695)            (65,888)
Contribution of a 1% interest in
 Reckson FS Limited Partnership .........         --           --          1,076                --               1,076
                                           ---------    ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 1998                    263,126           --        485,341            94,125             842,592
Net Income ..............................         --       13,110         48,791             9,333              71,234
Contributions ...........................    150,000      302,653          1,601                --             454,254
Distributions ...........................         --      (14,787)       (58,561)          (10,987)            (84,335)
Retirement of units .....................         --      (30,287)            --            (1,485)            (31,772)
                                           ---------    ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 1999 ...............  $ 413,126    $ 270,689      $ 477,172         $  90,986         $ 1,251,973
                                           =========    =========      =========         =========         ===========

               (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                   1999          1998           1997
                                                                              ------------- -------------- -------------
Net Income available to common unitholders ..................................  $   71,234     $  46,253     $   41,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ...............................................      74,504        52,957         27,237
Extraordinary loss on extinguishment of debts ...............................         629         1,993          2,808
Minority partners' interests in consolidated partnerships ...................       6,802         2,819            920
Gain on sale of interest in Reckson Executive Centers, LLC ..................          --            (9)          --
Gain on sales of real estate, securities and mortgage repayment .............      (9,657)          (43)          (672)
Distribution from investments in real estate joint ventures .................         442           470            408
Equity in earnings of service companies and real estate joint ventures ......      (2,148)       (1,836)          (514)
Changes in operating assets and liabilities: increase (decrease)
Prepaid expenses and other assets ...........................................     (23,600)       (7,199)        (1,931)
Tenant and affiliate receivables ............................................          42          (184)        (1,183)
Deferred rents receivable ...................................................      (2,158)       (7,553)        (4,500)
Accrued expenses and other liabilities ......................................      39,619        30,849         11,240
                                                                               ----------     -----------   ----------
Net cash provided by operating activities ...................................     155,709       118,517         75,794
                                                                               ----------     -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of commercial real estate properties ..............................    (284,741)     (449,241)      (429,379)
Interest receivables ........................................................        (692)        2,602         (2,392)
Investment in mortgage notes and notes receivable ...........................    (295,048)        4,072        (50,282)
Contract deposits and preacquisition costs ..................................     (12,650)        8,839         (1,303)
Additions to developments in progress .......................................      (9,615)      (97,570)       (40,367)
Additions to commercial real estate properties ..............................     (28,135)      (21,181)       (12,038)
Payment of leasing costs ....................................................     (16,467)       (8,802)        (5,417)
Investments in securities ...................................................          --       (42,299)        (1,756)
Additions to furniture, fixtures and equipment ..............................        (461)       (2,071)        (1,159)
Investments in real estate joint ventures ...................................     (15,033)       (7,773)        (1,734)
Investment in and distributions from service companies ......................          --            15         (4,241)
Proceeds from sales of real estate, securities and mortgage repayment .......     269,916           809            725
                                                                               ----------     -----------   ----------
Net cash (used in) investing activities .....................................    (392,926)     (612,600)      (549,343)
                                                                               ----------     -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from secured borrowings ............................................     125,548            --             --
Principal payments on secured borrowings ....................................      (4,714)       (4,735)        (1,624)
Proceeds from issuance of senior unsecured notes, net of issuance costs .....     299,262            --        150,000
Proceeds from mortgage refinancing's, net of refinancing costs ..............          --        11,458         20,134
Payment of loan costs and prepayment penalties ..............................      (8,264)       (4,738)        (4,983)
Investments in and advances to affiliates ...................................    (126,249)      (24,409)       (20,182)
Proceeds from unsecured credit facilities and term loans ....................     397,500       413,100        421,000
Principal payments on unsecured credit facilities ...........................    (510,750)     (137,500)      (319,250)
Contributions ...............................................................     149,512       272,734        299,991
Distributions ...............................................................    (102,761)      (57,683)       (53,327)
Retirement of units .........................................................     (31,772)           --             --
Contributions by minority partners' in consolidated partnerships ............      75,500        10,000             --
Distributions to minority partners' in consolidated partnerships ............      (6,701)       (3,592)        (8,855)
                                                                               ----------     -----------   ----------
Net cash provided by financing activities ...................................     256,111       474,635        482,904
                                                                               ----------     -----------   ----------
Net increase (decrease) in cash and cash equivalents ........................      18,894       (19,448)         9,355
Cash and cash equivalents at beginning of period ............................       2,228        21,676         12,321
                                                                               ----------     -----------   ----------
Cash and cash equivalents at end of period ..................................  $   21,122     $   2,228     $   21,676
                                                                               ==========     ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ....................................  $   77,014     $  52,622     $   20,246
                                                                               ==========     ===========   ==========

               (see accompanying notes to financial statements)

                    RECKSON OPERATING PARTNERSHIP, L.P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Reckson Operating Partnership, L. P. (the "Operating Partnership") is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also own certain undeveloped land (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     The Operating Partnership commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self administered and self managed real estate investment trust ("REIT"). During June, 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest.

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

     During 1997, the Company formed Reckson Service Industries, Inc. currently D/B/A FrontLine Capital Group ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its owners, including the Company which, in turn, distributed the common stock of FrontLine received from the Operating Partnership to its stockholders. Additionally, during June 1998, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of December 31, 1999, the Company had advanced $79.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 1999, approximately $67.2 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $42.4 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of FrontLine and the Operating Partnership approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine has paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of business to business e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Operating Partnership with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger, located outside the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold (see note 6).

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries as at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999. The Operating Partnership's investments in Metropolitan and Omni Partners, L. P. ("Omni"), are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners interest through September 26, 1999. On September 27, 1999, the
Operating Partnership sold its interest in RMI to KTR (see note 6). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., ("RMG"), and Reckson Construction Group, Inc., ("RCG") are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Executive Centers, L.L.C., ("REC"), a service business of the Operating Partnership were reflected in the accompanying financial statements on the equity method of accounting through March 31, 1998. On April 1, 1998, the Operating Partnership sold its 9.9% interest in REC to FrontLine. Additionally, the operating results of FrontLine were reflected in the accompanying financial statements on the equity method of accounting through June 10, 1998. On June 11, 1998 the Operating Partnership distributed its 95% common stock interest in FrontLine to its owners, including the Company which, in turn, distributed the common stock of FrontLine to its stockholders. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at December 31, 1999 represents an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The minority interests at December 31, 1998 represents an approximately 28% interest in RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The merger with Tower (see note 6) was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Operating Partnership, in accordance with generally accepted accounting principles ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Operating Partnership

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to operating real estate properties and real estate properties which have been sold.

Comprehensive Income

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

Segment Reporting

     In 1997, the FASB issued Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("Statement 131") which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Operating Partnership's financial position or results of operations but did affect the disclosure of segment information. (See Note 11).

Recent Pronouncements

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

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate

     Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases.

Cash Equivalents

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Costs

     Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred are capitalized and amortized over the term of the related loan.

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

     No  provision   has  been  made  for  income  taxes  in  the   accompanying
consolidated   financial   statements   since  such  taxes,   if  any,  are  the
responsibility of the individual partners.

Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

     The Operating Partnership records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Operating Partnership does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Operating Partnership considers in making an evaluation of the collectibility of interest are: the status of the loan, the value of the underlying collateral, the financial condition of the borrower and anticipated future events. Loan discounts are amortized over the life of the real estate using the constant interest method.

     Gains from sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Net Income Per Common Partnership Unit

     Net income per common partnership unit and Class B Common partnership unit is determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners' based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Distributions to Preferred Unit Holders

     Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     At December 31, 1999, there were 17 mortgage notes payable with an aggregate outstanding principal amount of approximately $459.2 million. Properties with an aggregate carrying value at December 31, 1999 of approximately $808 million are pledged as collateral against the mortgage notes payable. In addition, $47.8 million of the $459.2 million are recourse to the Operating Partnership. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2000 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 1999, 1998 and 1997 were 7.6%, 7.8% and 7.7%, respectively. Certain of the mortgage notes payable are guaranteed by certain minority partners in the Operating Partnership.

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. MORTGAGE NOTES PAYABLE - (CONTINUED)

     Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):


                        YEAR ENDED DECEMBER 31,
                        --------------------------------
                        2000 .........................    $  35,145
                        2001 .........................       22,751
                        2002 .........................       16,499
                        2003 .........................        8,350
                        2004 .........................       11,769
                        Thereafter ...................      364,660
                                                          ---------
                                                          $ 459,174
                                                          =========


3. UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of December 31, 1999, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At December 31, 1999, the Operating Partnership had availability under the Credit Facility to borrow an additional $150.1 million (net of $52.3 million of outstanding undrawn letters of credit).

     As of December 31 1999, the Operating Partnership had outstanding an 18 month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Operating Partnership's previous term loan which matured on December 17, 1999.

     On May 24, 1999, in conjunction with the acquisition of Tower (see Note 6), the Operating Partnership obtained a $130 million unsecured bridge facility (The "Bridge Facility") from UBS AG. Interest rates on borrowings under the Bridge Facility were priced off of LIBOR plus approximately 214 basis points. On July 23, 1999, the Bridge Facility was repaid through a long term fixed rate secured borrowing and an advance under the Credit Facility. As a result, certain deferred loan costs incurred in connection with the Bridge Facility were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

     The Operating Partnership capitalized interest incurred on borrowings to fund certain development costs in the amount of $9.8 million, $7.3 million and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

4. SENIOR UNSECURED NOTES

     As of December 31, 1999, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes").

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                                      FACE         COUPON
            ISSUANCE                 AMOUNT         RATE         TERM          MATURITY
-------------------------------   ------------   ----------   ----------   ----------------
      August 27, 1997 .........    $ 150,000         7.20%    10 years     August 28, 2007
      March 26, 1999 ..........    $ 100,000         7.40%    5 years      March 15, 2004
      March 26, 1999 ..........    $ 200,000         7.75%    10 years     March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000.

     Net proceeds of approximately $297.4 million received from the issuance of the March 26, 1999 Senior Unsecured Notes were used to repay outstanding borrowings under the Operating Partnership's Credit Facility.

5. LAND LEASES

     The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which ten of its buildings were constructed. The leases, which contain renewal options, expire between 2018 and 2080. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $2.6 million and $2.3 million at December 31, 1999 and 1998, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     Future minimum lease commitments relating to the land leases during the next five years and thereafter are as follows (in thousands):

                        YEAR ENDED DECEMBER 31,
                        --------------------------------
                          2000 .........................    $  1,833
                          2001 .........................       1,850
                          2002 .........................       1,869
                          2003 .........................       1,818
                          2004 .........................       1,942
                          Thereafter ...................      48,232
                                                            --------
                                                            $ 57,544
                                                            ========


6. COMMERCIAL REAL ESTATE INVESTMENTS

The Tower Merger

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC, a Delaware limited liability company ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas real estate investment trust ("Crescent").

     On December 8, 1998, the Company, Metropolitan and Tower Realty Trust, Inc. ("Tower") executed a merger agreement and on May 24, 1999 Tower was merged (the "Merger") into Metropolitan, with Metropolitan surviving the Merger. Concurrently with the Merger, Tower Realty Operating

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

Partnership, L.P. ("Tower OP") was merged with and into a subsidiary of Metropolitan. The consideration issued in the mergers was comprised of (i) 25% cash (approximately $107.2 million) and (ii) 75% of shares of Class B Exchangeable Common Stock, par value $.01 per share, of the Company (the "Class B Common Stock") (valued for GAAP purposes at approximately $304.1 million).

     Under the terms of the transaction, Metropolitan effectively paid for each share of Tower common stock and each unit of limited partnership interest of Tower OP the sum of (i) $5.75 in cash, and (ii) 0.6273 of a share of Class B Common Stock. The shares of Class B Common Stock are entitled to receive an initial annual dividend of $2.24 per share, which dividend is subject to adjustment annually commencing on July 1, 2000. The shares of Class B Common Stock are exchangeable at any time, at the option of the holder, into an equal number of shares of common stock, par value $.01 per share, of the Company subject to customary antidilution adjustments. The Company, at its option, may redeem any or all of the Class B Common Stock in exchange for an equal number of shares of the Company's common stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B Common Stock (see note 7).

     The  Company  controls  Metropolitan  and owns 100% of the  common  equity;
Crescent owns a $85 million preferred equity interest in Metropolitan. Crescent's interest accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consists of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area.

     Prior to the closing of the Merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the Merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Company has incurred a loss of approximately $4.4 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income.

"Big Box" Industrial Investment Activity

     On January 6, 1998, the Operating Partnership made an initial investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to RMI in exchange for operating partnership units in RMI.

     During 1999, the Operating Partnership purchased approximately 68.1 acres of vacant land in Northern New Jersey for approximately $2.6 million. In addition, RMI purchased 74.6 acres of vacant land for approximately $3.7 million and a 846,000 square foot industrial property located in Cranbury, New Jersey for approximately $34 million. These assets were sold to KTR and the Matrix Development Group ("Matrix") as discussed below.

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and consists of a combination of (i) cash, (ii) convertible preferred and common stock of KTR,
(iii) preferred units of KTR's  operating  partnership,  (iv) relief of debt and
(v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Operating Partnership sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $10.1 million which has been included in gain on sales of real estate on the accompanying consolidated statements of income. In addition, the $41.5 million of common and preferred stock of KTR has been included in prepaid expenses and other assets on the accompanying consolidated balance sheet. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

     The second and third stages of the RMI closing are scheduled to be completed in April 2000. The remaining stages consist of six industrial buildings  and are  being  sold for total  consideration  of  approximately  $98 million.

Other Real Estate Investment Activities

     During 1998, the Operating Partnership acquired three office properties encompassing approximately 674,000 square feet, two industrial properties encompassing approximately 200,000 square feet and approximately 79.9 acres of vacant land which allows for approximately 816,000 square feet of future development opportunities on Long Island for an aggregate purchase price of approximately $82.8 million.

     During 1998, the Operating Partnership acquired four office properties encompassing approximately 522,000 square feet, six industrial properties encompassing approximately 985,000 square feet and approximately 112.2 acres of vacant land which allows for approximately 815,000 square feet of future development opportunities in New Jersey for an aggregate purchase price of approximately $138.1 million.

     During 1998, the Operating Partnership acquired Stamford Towers located in Stamford, Connecticut for approximately $61.3 million. Stamford Towers is a Class A office complex consisting of two eleven story towers totaling approximately 325,000 square feet.

     During 1998, the Operating Partnership acquired a portfolio of six office properties encompassing approximately 980,000 square feet in Westchester County, New York from Cappelli Enterprises and affiliated entities ("Cappelli") for a purchase price of approximately $173 million. The Cappelli acquisition includes a five building, 850,000 square foot Class A office park in Valhalla and Court House Square, a 130,000 square foot Class A office building located in White Plains. The Operating Partnership also obtained from Cappelli the remaining 50% interest in 360 Hamilton Avenue, a 365,000 square foot vacant office tower in downtown White Plains for $10 million plus the return of his capital contributions of approximately $1.5 million. In addition, the Operating
Partnership received an option from Cappelli to acquire the remaining development parcels within the Valhalla office park on which up to 875,000

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

square feet of office space can be developed. These acquisitions were financed in part through proceeds from a draw under the credit facilities, the issuance of 42,518 (approximately $42.5 million) preferred operating partnership units (the "Cappelli Preferred Units"), and the assumption of approximately $47.1 million of mortgage debt. Additionally, as of December 31, 1999, the Operating Partnership issued and advanced to Cappelli $36.5 million under three liquidity loans (the "Cappelli Liquidity Loans"). The Cappelli Liquidity Loans bear interest at rates ranging from 10% to 10.5% per annum and are secured by Cappelli's right, title and interest in the Cappelli Preferred Units. Such amounts have been included in investments in mortgage notes and notes receivable on the accompanying balance sheet.

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

     On June 7, 1999, the Operating Partnership sold a 24,000 square foot office property located in Ossining, New York for approximately $1.5 million. As partial consideration for the sale, the Operating Partnership obtained a $1.2 million, three year purchase money mortgage.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series B preferred units of general partnership interest (see note 7) and through an advance under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisition.

     In addition, as of December 31, 1999, the Operating Partnership has invested approximately $15.7 million in certain mortgage indebtedness encumbering one Class A office property encompassing approximately 177,000 square feet and approximately 472 acres of land located in New Jersey. The Operating Partnership has also loaned approximately $17 million to its minority partner in Omni, its 575,000 square foot flagship Long Island office property, and effectively increased its economic interest in the property owning partnership.

7. PARTNERS' CAPITAL

     On April 21, 1998, the Operating Partnership issued 25,000 Series B preferred units of limited partnership interest at a stated value of $1,000 per unit and 11,518 Series C preferred units of limited partnership interest at a stated valued of $1,000 per unit in connection with the acquisition of the Cappelli portfolio. The Series B preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $32.51 for each preferred unit. The Series C preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.39 for each preferred unit.

     During the year ended December 31, 1998, the Operating Partnership issued 2,265,261 units of general partnership interest to the Company in exchange for approximately $53 million. The proceeds were used to repay borrowings under the credit facilities.

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Additionally, the Operating Partnership issued 9,200,000 Series A preferred units of general partnership interest to the Company in exchange for approximately $221 million. The Series A preferred units have a liquidation preference of $25 per unit, a distribution rate of 7.625% and are convertible to common units at a conversion rate of .8769 common units for each preferred unit. As of December 31, 1999, 8,000 Series A preferred units were converted to common units.

     On July 2, 1998, the Operating Partnership issued 6,000 Series D preferred units of limited partnership interest at a stated value of $1,000 per unit in connection wit the acquisition of the remaining 50% interest in 360 Hamilton Avenue located in White Plains, New York. The Series D preferred units have a current distribution rate of 6.25% and are convertible to common units at a conversion price of approximately $29.12 for each preferred unit.

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B Common Units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B Common Units are entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. The Class B Common Units are exchangeable at any time, at the option of the holder, into an equal number of common units subject to customary antidilution adjustments. The Class B Common Units will be exchanged for an equal number of common units upon the exchange, if any, by the Company of common stock for Class B Common Stock at any time following the four year, six-month anniversary of the issuance of the Class B Common Stock.

     On June 2, 1999, in connection with the Company's issuance of Series B convertible preferred stock, the Operating Partnership issued six million Series E preferred units of general partnership interests to the Company in exchange for approximately $150 million. The Series E preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series E preferred units are convertible into common units at a price of $26.05 per unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series E preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919 Third Avenue located in New York City.

     As of December 31, 1999, in conjunction with the Company's Class B Common Stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B Common Units for approximately $30.3 million.

8. RELATED PARTY TRANSACTIONS

     The Operating Partnership, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

     The Operating Partnership in connection with its formation was granted a ten year option period to acquire ten properties which are either owned by the Reckson Group, the predecessor to the Company, or in which the Reckson Group owns a non-controlling minority interest. During 1998, one of these properties was sold by the Reckson Group to a third party. In addition, as of December 31, 1999, the Company has acquired four of these properties for a aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million.

     The Operating Partnership and FrontLine have entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship and to limit conflicts of interest. Under the Reckson Intercompany Agreement, FrontLine granted the Operating Partnership a right of first opportunity to make any REIT -qualified investment that becomes available to FrontLine. In

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

addition, if a REIT-qualified investment opportunity becomes available to an affiliate of FrontLine, including RSVP, the Reckson Intercompany Agreement requires such affiliate to allow the Operating Partnership to participate in such opportunity to the extent of FrontLine's interest.

     Under the Reckson Intercompany Agreement, the Operating Partnership granted FrontLine a right of first opportunity to provide commercial services to the Operating Partnership and its tenants. FrontLine will provide services to the Operating Partnership at rates and on terms as attractive as either the best available for comparable services in the market or those offered by FrontLine to third parties. In addition, the Operating Partnership will give FrontLine access to its tenants with respect to commercial services that may be provided to such tenants and, under the Reckson Intercompany Agreement, subject to certain conditions, the Operating Partnership granted FrontLine a right of first refusal to become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     On March 23, 1998, the Company sold approximately $5.9 million of common stock to FrontLine at the market closing price of $25 per share. The Operating Partnership loaned FrontLine the $5.9 million to execute this transaction. Such amount was repaid to the Operating Partnership by FrontLine during August 1998.

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP is to invest up to $100 million, some of which may be invested by the Operating Partnership ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $2.9 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 1999, the Dominion Venture had investments in 13 government office buildings and three correctional facilities.

     During 1998, the Operating Partnership made investments in and advances to RMG of approximately $29.5 million. Such investments and advances were used by RMG in connection with RMG's acquisition of an approximate 64% ownership interest in an executive office suite business. Concurrently with RMG's investment, FrontLine received an option to purchase RMG's interest at cost plus 8%. RMG is owned 97% by the Operating Partnership and 3% by an entity owned by certain officers of the Company. On November 9, 1998, FrontLine exercised its option and, as a result, RMG earned income during the period of ownership of approximately $707,000. In addition, FrontLine assumed the outstanding debt plus accrued interest owing to the Operating Partnership.

     During July 1999, the Operating Partnership sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. The note accrues interest annually at the rate of 12%, has a five year maturity and is prepayable in whole or in part. During October 1999, RCG made a payment to the Operating Partnership, in the form of 97 shares of its preferred stock, valued at approximately $4.0 million, towards accrued interest and principal due under the note.

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     In 1999 the Operating Partnership invested approximately $7.2 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP - SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.2 million to FrontLine through the RSVP Commitment for an additional investment in RSVP which was invested in certain service business activities related to student housing. As of December 31, 1999, RAP - SHP had investments in 4 off - campus student housing projects.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 1999 as required by FASB Statement No. 107.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

     The fair value of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration. In addition, management believes that the estimated aggregate fair value of these assets and liabilities approximates their carrying values.

     Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10. RENTAL INCOME

     The Properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Operating Partnership for increases in certain operating costs and real estate taxes above base year costs.

     Included in base rents and tenant escalations and reimbursements in the accompanying statements of operations are amounts from Reckson Executive Centers, LLC, a service business of the Operating Partnership through March 31, 1998 and, a related party as follows (in thousands):

                                                                          TENANT
                                                                    ESCALATIONS AND
FOR THE PERIODS                                      BASE RENTS     REIMBURSEMENTS
-------------------------------------------------   ------------   ----------------
       January 1 through March 31, 1998 .........      $   597           $ 149
       Year ended December 31, 1997 .............      $ 2,154           $ 441

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. RENTAL INCOME - (CONTINUED)

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 1999 are as follows (in thousands):

                          2000 .........................   $  312,654
                          2001 .........................      295,862
                          2002 .........................      293,714
                          2003 .........................      257,655
                          2004 .........................      230,477
                          Thereafter ...................    1,286,533
                                                           ----------
                                                           $2,676,895
                                                           ==========

11. SEGMENT DISCLOSURE

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

     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the years ended December 31, 1999 and 1998, respectively (in thousands):

                                                             YEAR ENDED
                                     ----------------------------------------------------------
                                                         DECEMBER 31, 1999
                                     ----------------------------------------------------------
                                                                                  CONSOLIDATED
                                      CORE PORTFOLIO      RMI          OTHER         TOTALS
                                     ---------------- ----------- -------------- --------------
REVENUES:
 Base rents, tenant escalations
  and reimbursements ...............    $   340,293    $ 15,394     $   13,448    $   369,135
 Equity in earnings of real
  estate joint ventures and
  service companies ................             --          --          2,148          2,148
 Other income ......................            448           9         31,402         31,859
                                        -----------    --------     ----------    -----------
Total Revenues .....................        340,741      15,403         46,998        403,142
                                        -----------    --------     ----------    -----------
EXPENSES:
 Property expenses .................        119,270       2,406          4,318        125,994
 Marketing, general and
  administrative ...................         16,981         548          4,740         22,269
 Interest ..........................         25,167         445         49,097         74,709
 Depreciation and amortization.              64,097       3,663          6,744         74,504
                                        -----------    --------     ----------    -----------
Total Expenses .....................        225,515       7,062         64,899        297,476
                                        -----------    --------     ----------    -----------
Income before distributions to
 preferred unitholders,
 minority interests and
 extraordinary loss ................    $   115,226    $  8,341     $  (17,901)   $   105,666
                                        ===========    ========     ==========    ===========
Total Assets .......................    $ 2,142,696    $      0     $  582,238    $ 2,724,934
                                        ===========    ========     ==========    ===========


                                                           YEAR ENDED
                                     ------------------------------------------------------
                                                       DECEMBER 31, 1998
                                     ------------------------------------------------------
                                          CORE                                 CONSOLIDATED
                                       PORTFOLIO       RMI          OTHER         TOTALS
                                     ------------- ----------- -------------- -------------
REVENUES:
 Base rents, tenant escalations
  and reimbursements ...............  $  237,105    $ 15,137     $      205    $  252,447
 Equity in earnings of real
  estate joint ventures and
  service companies ................          --          --          1,836         1,836
 Other income ......................         460          --         11,569        12,029
                                      ----------    --------     ----------    ----------
Total Revenues .....................     237,565      15,137         13,610       266,312
                                      ----------    --------     ----------    ----------
EXPENSES:
 Property expenses .................      80,489       2,587          1,204        84,280
 Marketing, general and
  administrative ...................      11,699         456          3,816        15,971
 Interest ..........................      16,651       1,101         30,043        47,795
 Depreciation and amortization.           43,701       3,491          5,765        52,957
                                      ----------    --------     ----------    ----------
Total Expenses .....................     152,540       7,635         40,828       201,003
                                      ----------    --------     ----------    ----------
Income before distributions to
 preferred unitholders,
 minority interests and
 extraordinary loss ................  $   85,025    $  7,502     $  (27,218)   $   65,309
                                      ==========    ========     ==========    ==========
Total Assets .......................  $1,424,472    $156,430     $  273,618    $1,854,520
                                      ==========    ========     ==========    ==========

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities are as follows:

     During 1998, the Operating Partnership issued 584,062 Units in connection with the acquisition of three office and two industrial properties encompassing approximately 580,000 square feet for a total non cash investment of approximately $13.7 million. In addition, in connection with the acquisitions of the Cappelli portfolio and 360 Hamilton Avenue located in White Plains, New York, the Operating Partnership assumed approximately $47.1 million of
indebtedness   and  issued  42,518  preferred  units  with  a  stated  value  of approximately $42.5 million for a total non cash investment of approximately $89.6 million.

     On June 11, 1998, the Operating Partnership distributed its 95% common stock interest in FrontLine of approximately $3 million to its partners.

     During 1998, in connection with the Operating Partnership's investment in the Morris Companies, the Operating Partnership assumed approximately $23 million of indebtedness ($16.9 million net of minority partners interest). In addition, the Morris Companies contributed net assets of approximately $36 million to the Operating Partnership in exchange for an approximate 28.2% minority partners interest in RMI.

     On May 24, 1999, in conjunction with the Tower portfolio acquisition, the Operating Partnership issued 11,694,567 shares of Class B Common Units which were valued for GAAP purposes at approximately $304.1 million and assumed approximately $133.4 million of indebtedness for a total non cash investment of approximately $437.5 million.

     During June 1999, in connection with the sale of an office property, the Operating Partnership obtained a $1.2 million purchase money mortgage as partial consideration for the sale.

     During July 1999, the Operating Partnership sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. During October 1999, the Operating Partnership accepted 97 shares of preferred stock of RCG as payment of $4.0 million of principal and interest due under the note.

     During September 1999, in connection with the Matrix Sale and the first stage closing of RMI, the Operating Partnership received as partial consideration for the sale $41.5 million of common and preferred stock of KTR and approximately $10.2 million in purchase money mortgages from Matrix. In addition, the Operating Partnership was also relieved of approximately $26.7 million of secured indebtedness.

     During November 1999, the Operating Partnership received approximately $3.6 million of common stock of FrontLine as consideration for amending the FrontLine Facility and the RSVP Commitment.

13. COMMITMENTS AND OTHER COMMENTS

     The Operating Partnership had outstanding undrawn letters of credit against its Credit Facility of approximately $52.3 million and $26.1 million at December 31, 1999 and 1998, respectively.

                      RECKSON OPERATING PARTNERSHIP, L.P.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Operating Partnership's results of operations for each quarter during 1999 and 1998 (in thousands, except unit data):

                                                                                 1999
                                                ----------------------------------------------------------------------
                                                 FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                                ---------------   ----------------   ---------------   ---------------
Total revenues ..............................     $    76,107       $    90,846        $   125,731       $   110,458
                                                  ===========       ===========        ===========       ===========
Income before distributions to preferred unit
 holders, minority interests and
 extraordinary loss .........................     $    20,091       $    20,728        $    35,709       $    29,138
Preferred unit distributions ................          (5,041)           (5,989)            (7,985)           (7,986)
Minority partners' interest in consolidated
 partnerships ...............................          (1,168)           (1,615)            (2,150)           (1,869)
Extraordinary loss ..........................              --                --               (629)               --
                                                  -----------       -----------        -----------       -----------
Net income available to common unit holders.      $    13,882       $    13,124        $    24,945       $    19,283
                                                  ===========       ===========        ===========       ===========
Net income available to:
 General Partner -- common units ............     $    11,641       $     9,550        $    15,409       $    12,191
 General Partner -- Class B Common Units.                  --             1,747              6,596             4,767
 Limited Partners' ..........................           2,241             1,827              2,940             2,325
                                                  -----------       -----------        -----------       -----------
Total .......................................     $    13,882       $    13,124        $    24,945       $    19,283
                                                  ===========       ===========        ===========       ===========
Net income per common unit:
 General Partner -- common units ............     $       .29       $       .24        $       .38       $       .30
 General Partner -- Class B Common Units.         $        --       $       .36        $       .58       $       .46
 Limited Partners' ..........................     $       .29       $       .24        $       .38       $       .30
Weighted average common units outstanding:
 General Partner -- common units ............      40,049,000        40,285,000         40,367,000        40,375,000
 General Partner -- Class B Common Units.                  --         4,883,000         11,457,000        10,469,000
 Limited Partners' ..........................       7,710,000         7,705,000          7,702,000         7,701,000


                                                                                 1998
                                                ----------------------------------------------------------------------
                                                 FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                                ---------------   ----------------   ---------------   ---------------
Total revenues ..............................     $    55,062       $    66,267        $    71,595       $    73,388
                                                  ===========       ===========        ===========       ===========
Income before distributions to preferred unit
 holders, minority interests and
 extraordinary loss .........................     $    12,387       $    17,664        $    17,348       $    17,910
Preferred unit distributions ................              --            (4,168)            (5,034)           (5,042)
Minority partners' interest in consolidated
 partnerships ...............................            (561)             (712)              (665)             (881)
Extraordinary loss ..........................              --                --             (1,993)               --
                                                  -----------       -----------        -----------       -----------
Net income available to common unit holders.      $    11,826       $    12,784        $     9,656       $    11,987
                                                  ===========       ===========        ===========       ===========
Net income available to:
 General Partner -- common units ............     $     9,835       $    10,022        $     8,770       $    10,040
 Limited Partners' ..........................           1,991             2,762                886             1,947
                                                  -----------       -----------        -----------       -----------
Total .......................................     $    11,826       $    12,784        $     9,656       $    11,987
                                                  ===========       ===========        ===========       ===========
Net income per common unit:
 General Partner ............................     $       .26       $       .25        $       .22       $       .25
 Limited Partners' ..........................     $       .26       $       .36        $       .11       $       .25
Weighted average common units outstanding:
 General Partner ............................      38,183,000        39,637,000         40,012,000        40,035,000
 Limited Partners' ..........................       7,709,000         7,694,000          7,741,000         7,765,000

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. PRO FORMA RESULTS (UNAUDITED)

     The following unaudited pro forma operating results of the Operating Partnership for the year ended December 31, 1999 have been prepared as if the property acquisitions made during 1999 had occurred on January 1, 1999. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Operating Partnership would have been had the events occurred as of January 1, 1999, nor does it purport to represent the results of operations for future periods (in thousands except per unit data):

       Total Revenues ...................................................     $  455,650
                                                                              ==========
       Income before distributions to preferred unit holders, minority
        interests and extraordinary loss ................................     $  119,943
                                                                              ==========
       Net income available to General Partner -- common units ..........     $   55,847
                                                                              ==========
       Net Income per weighted average general partnership
        common unit .....................................................     $     1.39
                                                                              ==========
       Net Income available to General Partner --
        Class B Common Units ............................................     $   15,001
                                                                              ==========
       Net Income per weighted average Class B general partnership
        common unit .....................................................     $     2.22
                                                                              ==========
       Net Income available to Limited Partners' ........................     $   10,680
                                                                              ==========
       Net income per weighted average limited partnership unit .........     $     1.39
                                                                              ==========


16. SUBSEQUENT EVENT

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

                      RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999
                                (IN THOUSANDS)

                       COLUMN A                            COLUMN B             COLUMN C                 COLUMN D
------------------------------------------------------ ---------------- ------------------------- ----------------------
                                                                                                    COST CAPITALIZED,
                                                                                                      SUBSEQUENT TO
                                                                              INITIAL COST             ACQUISITION
                                                                        ------------------------- ----------------------
                                                                                   BUILDINGS AND          BUILDINGS AND
                      DESCRIPTION                         ENCUMBRANCE      LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
------------------------------------------------------ ---------------- --------- --------------- ------ ---------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................       B           $1,940       $ 9,955       --        10,082
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................       2,616 (C)    1,263        13,608       --        10,895
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............       B              628         3,686       --         2,693
32 Windsor Place, Islip, New York ....................       B               32           321       --            46
42 Windsor Place, Islip, New York ....................       B               48           327       --           548
505 Walt Whitman Rd., Huntington, New York ...........       B              140            42       --            59
1170 Northern Blvd., N. Great Neck, New York .........       B               30            99       --            34
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................      15,479          A          12,089       --         5,286
200 Broadhollow Road, Melville, New York .............       6,560          338         3,354       --         3,057
48 South Service Road, Melville, New York ............       B            1,652        10,245       --         4,733
395 North Service Road, Melville, New York ...........      20,933          A          15,551       --         6,852
6800 Jericho Turnpike, Syosset, New York .............      15,001          582         6,566       --         8,126
6900 Jericho Turnpike, Syosset, New York .............       5,279          385         4,228       --         3,359
300 Motor Parkway, Hauppauge, New York ...............       B              276         1,136       --         1,510
88 Duryea Road, Melville, New York ...................       B              200         1,565       --           690
210 Blydenburgh Road, Islandia, New York .............       B               11           158       --           156
208 Blydenburgh Road, Islandia, New York .............       B               12           192       --           147
71 Hoffman Lane, Islandia, New York ..................       B               19           260       --           172
933 Motor Parkway, Hauppauge, New York ...............       B              106           375       --           356
65 and 85 South Service Road Plainview, New York .....       B               40           218       --            17
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................      56,367          A          67,221       --        18,521
135 Fell Court Islip, New York .......................       B              462         1,265       --            52
40 Cragwood Road, South Plainfield, New Jersey .......       B              725         7,131       --         5,593
110 Marcus Drive, Huntington, New York ...............       B              390         1,499       --           107
333 East Shore Road, Great Neck, New York ............       B              A             564       --           200
310 East Shore Road, Great Neck, New York ............       2,322          485         2,009       --         1,458
70 Schmitt Blvd., Farmingdale, New York ..............       B              727         3,408       --            33


                       COLUMN A                                     COLUMN E                 COLUMN F       COLUMN G
------------------------------------------------------ ---------------------------------- -------------- --------------
                                                             GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF PERIOD
                                                       ----------------------------------
                                                                  BUILDINGS AND             ACCUMULATED      DATE OF
                      DESCRIPTION                         LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION
------------------------------------------------------ --------- --------------- -------- -------------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  $1,940        20,037      21,977      13,495        1961-1979
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................   1,263        24,503      25,766      14,637        1970-1988
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............     628         6,379       7,007       4,333        1975-1979
32 Windsor Place, Islip, New York ....................      32           367         399         336             1971
42 Windsor Place, Islip, New York ....................      48           875         923         717             1972
505 Walt Whitman Rd., Huntington, New York ...........     140           101         241          81             1950
1170 Northern Blvd., N. Great Neck, New York .........      30           133         163         127             1947
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................       0        17,375      17,375       9,110             1984
200 Broadhollow Road, Melville, New York .............     338         6,411       6,749       3,774             1981
48 South Service Road, Melville, New York ............   1,652        14,978      16,630       7,277             1986
395 North Service Road, Melville, New York ...........       0        22,403      22,403      11,094             1988
6800 Jericho Turnpike, Syosset, New York .............     582        14,692      15,274       8,631             1977
6900 Jericho Turnpike, Syosset, New York .............     385         7,587       7,972       3,699             1982
300 Motor Parkway, Hauppauge, New York ...............     276         2,646       2,922       1,381             1979
88 Duryea Road, Melville, New York ...................     200         2,255       2,455       1,261             1980
210 Blydenburgh Road, Islandia, New York .............      11           314         325         297             1969
208 Blydenburgh Road, Islandia, New York .............      12           339         351         337             1969
71 Hoffman Lane, Islandia, New York ..................      19           432         451         414             1970
933 Motor Parkway, Hauppauge, New York ...............     106           731         837         592             1973
65 and 85 South Service Road Plainview, New York .....      40           235         275         224             1961
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................       0        85,742      85,742      19,681             1990
135 Fell Court Islip, New York .......................     462         1,317       1,779         330             1965
40 Cragwood Road, South Plainfield, New Jersey .......     725        12,724      13,449       6,839             1970
110 Marcus Drive, Huntington, New York ...............     390         1,606       1,996       1,190             1980
333 East Shore Road, Great Neck, New York ............       0           764         764         525             1976
310 East Shore Road, Great Neck, New York ............     485         3,467       3,952       1,527             1981
70 Schmitt Blvd., Farmingdale, New York ..............     727         3,441       4,168         497             1965


                       COLUMN A                          COLUMN H      COLUMN I
------------------------------------------------------ ------------ --------------
                                                                     LIFE ON WHICH
                                                           DATE      DEPRECIATION
                      DESCRIPTION                        ACQUIRED     IS COMPUTED
------------------------------------------------------ ------------ --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  1961-1979   10-30 Years
Airport International Plaza, Islip, New York (17
 buildings in an industrial park) ....................  1970-1988   10-30 Years
County Line Industrial Center, Huntington, New
 York (3 buildings in an industrial park) ............  1975-1979   10-30 Years
32 Windsor Place, Islip, New York ....................       1971   10-30 Years
42 Windsor Place, Islip, New York ....................       1972   10-30 Years
505 Walt Whitman Rd., Huntington, New York ...........       1968   10-30 Years
1170 Northern Blvd., N. Great Neck, New York .........       1962   10-30 Years
50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................       1984   10-30 Years
200 Broadhollow Road, Melville, New York .............       1981   10-30 Years
48 South Service Road, Melville, New York ............       1986   10-30 Years
395 North Service Road, Melville, New York ...........       1988   10-30 Years
6800 Jericho Turnpike, Syosset, New York .............       1978   10-30 Years
6900 Jericho Turnpike, Syosset, New York .............       1982   10-30 Years
300 Motor Parkway, Hauppauge, New York ...............       1979   10-30 Years
88 Duryea Road, Melville, New York ...................       1980   10-30 Years
210 Blydenburgh Road, Islandia, New York .............       1969   10-30 Years
208 Blydenburgh Road, Islandia, New York .............       1969   10-30 Years
71 Hoffman Lane, Islandia, New York ..................       1970   10-30 Years
933 Motor Parkway, Hauppauge, New York ...............       1973   10-30 Years
65 and 85 South Service Road Plainview, New York .....       1961   10-30 Years
333 Earl Ovington Blvd., Mitchel Field, New York
 (Omni) ..............................................       1995   10-30 Years
135 Fell Court Islip, New York .......................       1992   10-30 Years
40 Cragwood Road, South Plainfield, New Jersey .......       1983   10-30 Years
110 Marcus Drive, Huntington, New York ...............       1980   10-30 Years
333 East Shore Road, Great Neck, New York ............       1976   10-30 Years
310 East Shore Road, Great Neck, New York ............       1981   10-30 Years
70 Schmitt Blvd., Farmingdale, New York ..............       1995   10-30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)

                        COLUMN A                           COLUMN B           COLUMN C                COLUMN D
------------------------------------------------------- ------------- ------------------------ ----------------------
                                                                                                 COST CAPITALIZED,
                                                                                                   SUBSEQUENT TO
                                                                            INITIAL COST            ACQUISITION
                                                                      ------------------------ ----------------------
                                                                                BUILDINGS AND          BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
------------------------------------------------------- ------------- -------- --------------- ------ ---------------
19 Nicholas Drive, Yaphank, New York ..................       B           160        7,399       --         4,731
1516 Motor Parkway, Hauppauge, New York ...............       B           603        6,722       --           127
125 Baylis Road, Melville, New York ...................       B         1,601        8,626       --         1,443
35 Pinelawn Road, Melville, New York ..................       B           999        7,073       --         2,067
520 Broadhollow Road, Melville, New York ..............       B           457        5,572       --         1,574
1660 Walt Whitman Road, Melville, New York ............       B           370        5,072       --           350
70 Maxess Road, Melville, New York ....................       B           367        1,859       95         2,879
85 Nicon Court, Hauppauge, New York ...................       B           797        2,818       --            64
104 Parkway Drive So., Hauppauge, New York ............       B            54          804       --           136
20 Melville Park Rd., Melville, New York ..............       B           391        2,650       --           202
105 Price Parkway, Hauppauge, New York ................       B         2,030        6,327       --           469
48 Harbor Park Drive,  Hauppauge, New York ............       B         1,304        2,247       --            89
125 Ricefield Lane, Hauppauge, New York ...............       B            13          852       --           330
110 Ricefield Lane, Hauppauge, New York ...............       B            33        1,043       --            57
120 Ricefield Lane, Hauppauge, New York ...............       B            16        1,051       --            74
135 Ricefield Lane, Hauppauge, New York ...............       B            24          906       --           473
30 Hub Drive, Huntington, New York ....................       B           469        1,571       --           312
60 Charles Lindbergh, Mitchel Field, New York .........       B           A         20,800       --         1,654
155 White Plains Rod., Tarrytown, New York ............       B         1,613        2,542       --           874
235 Main Street, Tarrytown, New York ..................       B           933        5,375       --           881
245 Main Street, Tarrytown, New York ..................       B         1,235        7,284       --           614
505 White Plains Road, Tarrytown, New York ............       B           210        1,332       --           209
555 White Plains Road, Tarrytown, New York ............       B           712        4,133       51         4,233
560 White Plains Road, Tarrytown, New York ............       B         1,521        8,756       --         1,788
580 White Plains Road, Tarrytown, New York ............      8,172      2,414       14,595       --         2,203
660 White Plains Road, Tarrytown, New York ............       B         3,929       22,640       45         3,447
Landmark Square, Stamford, Connecticut ................     47,809     11,603       64,466      769        20,723
110 Bi-County Blvd., Farmingdale, New York ............      4,221      2,342        6,665       --           170
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)         B           930       20,619       --         2,845
275 Broadhollow Road, Melville, New York ..............       B         5,250       11,761       --           594
One Eagle Rock, East Hanover, New Jersey ..............       B           803        7,563       --         2,099


                        COLUMN A                                    COLUMN E                 COLUMN F       COLUMN G     COLUMN H
------------------------------------------------------- --------------------------------- -------------- -------------- ----------
                                                              GROSS AMOUNT AT WHICH
                                                           CARRIED AT CLOSE OF PERIOD
                                                        ---------------------------------
                                                                  BUILDINGS AND             ACCUMULATED      DATE OF       DATE
                      DESCRIPTION                         LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION   ACQUIRED
------------------------------------------------------- -------- --------------- -------- -------------- -------------- ----------
19 Nicholas Drive, Yaphank, New York ..................     160       12,130      12,290       1,147             1989      1995
1516 Motor Parkway, Hauppauge, New York ...............     603        6,849       7,452       1,012             1981      1995
125 Baylis Road, Melville, New York ...................   1,601       10,069      11,670       1,353             1980      1995
35 Pinelawn Road, Melville, New York ..................     999        9,140      10,139       1,508             1980      1995
520 Broadhollow Road, Melville, New York ..............     457        7,146       7,603       1,461             1978      1995
1660 Walt Whitman Road, Melville, New York ............     370        5,422       5,792         802             1980      1995
70 Maxess Road, Melville, New York ....................     462        4,738       5,200         585             1967      1995
85 Nicon Court, Hauppauge, New York ...................     797        2,882       3,679         383             1984      1995
104 Parkway Drive So., Hauppauge, New York ............      54          940         994         124             1985      1996
20 Melville Park Rd., Melville, New York ..............     391        2,852       3,243         316             1965      1996
105 Price Parkway, Hauppauge, New York ................   2,030        6,796       8,826         871             1969      1996
48 Harbor Park Drive,  Hauppauge, New York ............   1,304        2,336       3,640         299             1976      1996
125 Ricefield Lane, Hauppauge, New York ...............      13        1,182       1,195         229             1973      1996
110 Ricefield Lane, Hauppauge, New York ...............      33        1,100       1,133         150             1980      1996
120 Ricefield Lane, Hauppauge, New York ...............      16        1,125       1,141         125             1983      1996
135 Ricefield Lane, Hauppauge, New York ...............      24        1,379       1,403         284             1981      1996
30 Hub Drive, Huntington, New York ....................     469        1,883       2,352         269             1976      1996
60 Charles Lindbergh, Mitchel Field, New York .........       0       22,454      22,454       3,041             1989      1996
155 White Plains Rod., Tarrytown, New York ............   1,613        3,416       5,029         390             1963      1996
235 Main Street, Tarrytown, New York ..................     933        6,256       7,189         868             1974      1996
245 Main Street, Tarrytown, New York ..................   1,235        7,898       9,133       1,163             1983      1996
505 White Plains Road, Tarrytown, New York ............     210        1,541       1,751         270             1974      1996
555 White Plains Road, Tarrytown, New York ............     763        8,366       9,129       1,551             1972      1996
560 White Plains Road, Tarrytown, New York ............   1,521       10,544      12,065       2,155             1980      1996
580 White Plains Road, Tarrytown, New York ............   2,414       16,798      19,212       2,618             1997      1996
660 White Plains Road, Tarrytown, New York ............   3,974       26,087      30,061       3,974             1983      1996
Landmark Square, Stamford, Connecticut ................  12,372       85,189      97,561       8,489        1973-1984      1996
110 Bi-County Blvd., Farmingdale, New York ............   2,342        6,835       9,177         723             1984      1997
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)       930       23,464      24,394       2,358        1974-1982      1997
275 Broadhollow Road, Melville, New York ..............   5,250       12,355      17,605       1,191             1970      1997
One Eagle Rock, East Hanover, New Jersey ..............     803        9,662      10,465       1,077             1986      1997


                        COLUMN A                           COLUMN I
------------------------------------------------------- --------------
                                                         LIFE ON WHICH
                                                         DEPRECIATION
                      DESCRIPTION                         IS COMPUTED
------------------------------------------------------- --------------
19 Nicholas Drive, Yaphank, New York .................. 10-30 Years
1516 Motor Parkway, Hauppauge, New York ............... 10-30 Years
125 Baylis Road, Melville, New York ................... 10-30 Years
35 Pinelawn Road, Melville, New York .................. 10-30 Years
520 Broadhollow Road, Melville, New York .............. 10-30 Years
1660 Walt Whitman Road, Melville, New York ............ 10-30 Years
70 Maxess Road, Melville, New York .................... 10-30 Years
85 Nicon Court, Hauppauge, New York ................... 10-30 Years
104 Parkway Drive So., Hauppauge, New York ............ 10-30 Years
20 Melville Park Rd., Melville, New York .............. 10-30 Years
105 Price Parkway, Hauppauge, New York ................ 10-30 Years
48 Harbor Park Drive,  Hauppauge, New York ............ 10-30 Years
125 Ricefield Lane, Hauppauge, New York ............... 10-30 Years
110 Ricefield Lane, Hauppauge, New York ............... 10-30 Years
120 Ricefield Lane, Hauppauge, New York ............... 10-30 Years
135 Ricefield Lane, Hauppauge, New York ............... 10-30 Years
30 Hub Drive, Huntington, New York .................... 10-30 Years
60 Charles Lindbergh, Mitchel Field, New York ......... 10-30 Years
155 White Plains Rod., Tarrytown, New York ............ 10-30 Years
235 Main Street, Tarrytown, New York .................. 10-30 Years
245 Main Street, Tarrytown, New York .................. 10-30 Years
505 White Plains Road, Tarrytown, New York ............ 10-30 Years
555 White Plains Road, Tarrytown, New York ............ 10-30 Years
560 White Plains Road, Tarrytown, New York ............ 10-30 Years
580 White Plains Road, Tarrytown, New York ............ 10-30 Years
660 White Plains Road, Tarrytown, New York ............ 10-30 Years
Landmark Square, Stamford, Connecticut ................ 10-30 Years
110 Bi-County Blvd., Farmingdale, New York ............ 10-30 Years
RREEF Portfolio, Hauppauge, New York (10
 additional buildings in Vanderbuilt Industrial Park)   10-30 Years
275 Broadhollow Road, Melville, New York .............. 10-30 Years
One Eagle Rock, East Hanover, New Jersey .............. 10-30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)

                   COLUMN A                      COLUMN B           COLUMN C                COLUMN D
--------------------------------------------- ------------- ------------------------ ----------------------
                                                                                       COST CAPITALIZED,
                                                                                         SUBSEQUENT TO
                                                                  INITIAL COST            ACQUISITION
                                                            ------------------------ ----------------------
                                                                      BUILDINGS AND          BUILDINGS AND
                 DESCRIPTION                   ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
--------------------------------------------- ------------- -------- --------------- ------ ---------------
710 Bridgeport Avenue, Shelton, Connecticut .      B          5,405       21,620        7          623
101 JFK Expressway, Short Hills, New Jersey .      B          7,745       43,889       --        1,134
10 Rooney Circle, West Orange, New Jersey ...      B          1,302        4,615        1          421
Executive Hill Office Park, West Orange, New
 Jersey .....................................      B          7,629       31,288        4        1,073
3 University Plaza, Hackensack, New Jersey ..      B          7,894       11,846       --        1,068
400 Garden City Plaza, Garden City, New York       B         13,986       10,127       --        1,275
425 Rabro Drive, Hauppauge, New York ........      B            665        3,489       --           71
One Paragon Drive, Montvale, New Jersey .....      B          2,773        9,901       --          533
90 Merrick Avenue, East Meadow, New York ....      B            A         19,193       --        3,350
150 Motor Parkway, Hauppauge, New York ......      B          1,114       20,430       --        2,588
390 Motor Parkway, Hauppauge, New York ......      B            240        4,459       --          249
Reckson Executive Park, Ryebrook, New York ..      B         18,343       55,028       --        1,299
120 White Plains Road, Tarrytown, New York ..      B          3,355       24,605       --          182
University Square, Princeton, New Jersey ....      B          3,288        8,888       --          111
100 Andrews Road Hicksville, New York .......      B          2,337        1,711      155        5,707
2 Macy Road, Harrison, New York .............      B            642        2,131       --           47
80 Grasslands, Elmsford, New York ...........      B          1,208        6,728       --          242
65 Marcus Drive, Melville, New York .........      B            295        1,966       57          885
400 Cabot Drive, Hamilton, New Jersey .......      B          2,068       18,614       --           71
51 JFK Parkway, Short Hills, New York .......      B          8,732       58,437       --          874
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................      B          3,528       31,786       --        5,897
100 Forge Way, Rockaway, New Jersey .........      B            315          902       --           89
200 Forge Way, Rockaway, New Jersey .........      B          1,128        3,228       --          178
300 Forge Way, Rockaway, New Jersey .........      B            376        1,075       --          254
400 Forge Way, Rockaway, New Jersey .........      B          1,142        3,267       --          179
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................      B            A         27,975       --        4,174
155 Passaic Avenue, Fairfield, New Jersey ...      B              3        3,538       --        1,418
100 Summit Drive Vahalla, New York ..........    22,614       3,007       41,351       --        2,769


                   COLUMN A                               COLUMN E                 COLUMN F       COLUMN G     COLUMN H
--------------------------------------------- --------------------------------- -------------- -------------- ----------
                                                    GROSS AMOUNT AT WHICH
                                                 CARRIED AT CLOSE OF PERIOD
                                              ---------------------------------
                                                        BUILDINGS AND             ACCUMULATED      DATE OF       DATE
                 DESCRIPTION                    LAND     IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION   ACQUIRED
--------------------------------------------- -------- --------------- -------- -------------- -------------- ----------
710 Bridgeport Avenue, Shelton, Connecticut .   5,412       22,243      27,655       2,091        1971-1979     1997
101 JFK Expressway, Short Hills, New Jersey .   7,745       45,023      52,768       3,970             1981     1997
10 Rooney Circle, West Orange, New Jersey ...   1,303        5,036       6,339         505             1971     1997
Executive Hill Office Park, West Orange, New
 Jersey .....................................   7,633       32,361      39,994       2,782        1978-1984     1997
3 University Plaza, Hackensack, New Jersey ..   7,894       12,914      20,808       1,157             1985     1997
400 Garden City Plaza, Garden City, New York   13,986       11,402      25,388         938             1989     1997
425 Rabro Drive, Hauppauge, New York ........     665        3,560       4,225         305             1980     1997
One Paragon Drive, Montvale, New Jersey .....   2,773       10,434      13,207         870             1980     1997
90 Merrick Avenue, East Meadow, New York ....       0       22,543      22,543       1,817             1985     1997
150 Motor Parkway, Hauppauge, New York ......   1,114       23,018      24,132       1,999             1984     1997
390 Motor Parkway, Hauppauge, New York ......     240        4,708       4,948         386             1980     1997
Reckson Executive Park, Ryebrook, New York ..  18,343       56,327      74,670       4,140        1983-1986     1997
120 White Plains Road, Tarrytown, New York ..   3,355       24,787      28,142       1,717             1984     1997
University Square, Princeton, New Jersey ....   3,288        8,999      12,287         625             1987     1997
100 Andrews Road Hicksville, New York .......   2,492        7,418       9,910         826             1954     1996
2 Macy Road, Harrison, New York .............     642        2,178       2,820         158             1962     1997
80 Grasslands, Elmsford, New York ...........   1,208        6,970       8,178         516        1989/1964     1997
65 Marcus Drive, Melville, New York .........     352        2,851       3,203         310             1968     1996
400 Cabot Drive, Hamilton, New Jersey .......   2,068       18,685      20,753       1,255             1989     1998
51 JFK Parkway, Short Hills, New York .......   8,732       59,311      68,043       3,643             1988     1998
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................   3,528       37,683      41,211       2,669             1987     1998
100 Forge Way, Rockaway, New Jersey .........     315          991       1,306          67             1986     1998
200 Forge Way, Rockaway, New Jersey .........   1,128        3,406       4,534         227             1989     1998
300 Forge Way, Rockaway, New Jersey .........     376        1,329       1,705         101             1989     1998
400 Forge Way, Rockaway, New Jersey .........   1,142        3,446       4,588         230             1989     1998
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................       0       32,149      32,149       3,232             1981     1998
155 Passaic Avenue, Fairfield, New Jersey ...       3        4,956       4,959         296             1984     1998
100 Summit Drive Vahalla, New York ..........   3,007       44,120      47,127       2,614             1988     1998


                   COLUMN A                      COLUMN I
--------------------------------------------- --------------
                                               LIFE ON WHICH
                                               DEPRECIATION
                 DESCRIPTION                    IS COMPUTED
--------------------------------------------- --------------
710  Bridgeport  Avenue,  Shelton,  Connecticut. 10-30 Years
101 JFK Expressway, Short Hills, New Jersey..    10-30 Years
10 Rooney Circle, West Orange, New Jersey ...    10-30 Years
Executive Hill Office Park, West Orange, New
 Jersey .....................................    10-30 Years
3 University Plaza, Hackensack, New Jersey ..    10-30 Years
400 Garden City Plaza, Garden City, New York     10-30 Years
425 Rabro Drive, Hauppauge, New York ........    10-30 Years
One Paragon Drive, Montvale, New Jersey .....    10-30 Years
90 Merrick Avenue, East Meadow, New York ....    10-30 Years
150 Motor Parkway, Hauppauge, New York ......    10-30 Years
390 Motor Parkway, Hauppauge, New York ......    10-30 Years
Reckson Executive Park, Ryebrook, New York ..    10-30 Years
120 White Plains Road, Tarrytown, New York ..    10-30 Years
University Square, Princeton, New Jersey ....    10-30 Years
100 Andrews Road Hicksville, New York .......    10-30 Years
2 Macy Road, Harrison, New York .............    10-30 Years
80 Grasslands, Elmsford, New York ...........    10-30 Years
65 Marcus Drive, Melville, New York .........    10-30 Years
400 Cabot Drive, Hamilton, New Jersey .......    10-30 Years
51 JFK Parkway, Short Hills, New York .......    10-30 Years
Triad V -- 1979 Marcus Ave. Lake Success, New
 York .......................................    10-30 Years
100 Forge Way, Rockaway, New Jersey .........    10-30 Years
200 Forge Way, Rockaway, New Jersey .........    10-30 Years
300 Forge Way, Rockaway, New Jersey .........    10-30 Years
400 Forge Way, Rockaway, New Jersey .........    10-30 Years
51-55 Charles Lindergh Blvd., Uniondale, New
 York .......................................    10-30 Years
155 Passaic Avenue, Fairfield, New Jersey ...    10-30 Years
100 Summit Drive Vahalla, New York ..........    10-30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 1999 (CONTINUED)
                                (IN THOUSANDS)

                     COLUMN A                         COLUMN B            COLUMN C                   COLUMN D
-------------------------------------------------- ------------- --------------------------- -------------------------
                                                                                                 COST CAPITALIZED,
                                                                                                   SUBSEQUENT TO
                                                                        INITIAL COST                ACQUISITION
                                                                 --------------------------- -------------------------
                                                                              BUILDINGS AND             BUILDINGS AND
                    DESCRIPTION                     ENCUMBRANCE      LAND      IMPROVEMENTS     LAND     IMPROVEMENTS
-------------------------------------------------- ------------- ----------- --------------- --------- ---------------
115/117 Stevens Avenue, Valhalla, New York .......       B           1,094          22,490        --           628
200 Summit Lake Drive, Valhalla, New York ........      20,463       4,343          37,305        --           541
140 Grand Street., Valhalla, New York ............       B           1,932          18,744        --           153
500 Summit Lake Drive, Valhalla, New York ........       B           7,052          37,309        --         7,547
5 Henderson Drive, West Caldwell, New Jersey .....       B           2,450           6,984         4           690
Stamford Towers, Stamford, Connecticut ...........       B          13,557          47,916        --         3,377
99 Cherry Hill Road, Parsippany, New Jersey ......       B           2,360           7,508        --           339
119 Cherry Hill Road, Parsipanny, New Jersey .....       B           2,512           7,622        --           577
120 Wilbur Place, Bohemia, New York ..............       B             202           1,154         8           114
45 Melville Park Road, Melville, New York ........       B             355           1,487        --         1,813
500 Saw Mill River Road, Elmsford, New York ......       B           1,542           3,796        --           178
2004 Orville Drive, No. Bohemia, New York ........       B             633           4,226        --         1,407
2005 Orville Drive North Bohemia, New York .......       B             984           5,410        --           489
120 W. 45th Street New York, New York ............      66,933      28,757         162,809        --           338
4 Appelgate Drive Robbinsville, New Jersey .......       B             544           7,623        --         1,503
1305 Walt Whitman Road Melville, New York ........       B           2,885          15,029        --         3,448
600 Old Willets Path Hauppauge, New York .........       B             295           3,521        --           723
1255 Broad Street Clifton, New Jersey ............       B           1,329          15,869        --         2,806
810 Seventh Avenue New York, New York ............      86,822      26,984         152,767        --         2,036
120 Mineola Blvd. Mineola, New York ..............       B           1,869          10,603        --            41
100 Wall Street, New York, New York ..............      37,623      11,749          66,517        --         1,020
One Orlando, Orlando, Florida ....................      39,960       9,386          51,136        --             0
Land held for development ........................       B          60,894              --        --             0
Developments in progress .........................          --          --          68,690        --            --
Other property ...................................       B              --              --        --         5,482
                                                        ------      ------         -------    ------         -----
Total ............................................    $459,174    $335,902      $1,656,797    $1,196       214,504
                                                      ========    ========      ==========    ======       =======


                     COLUMN A                                      COLUMN E                    COLUMN F       COLUMN G
-------------------------------------------------- ---------------------------------------- -------------- --------------
                                                            GROSS AMOUNT AT WHICH
                                                          CARRIED AT CLOSE OF PERIOD
                                                   ----------------------------------------
                                                                BUILDINGS AND                 ACCUMULATED      DATE OF
                    DESCRIPTION                        LAND      IMPROVEMENTS      TOTAL     DEPRECIATION   CONSTRUCTION
-------------------------------------------------- ----------- --------------- ------------ -------------- --------------
115/117 Stevens Avenue, Valhalla, New York .......     1,094         23,118        24,212         1,309        1984
200 Summit Lake Drive, Valhalla, New York ........     4,343         37,846        42,189         2,133        1990
140 Grand Street., Valhalla, New York ............     1,932         18,897        20,829         1,059        1991
500 Summit Lake Drive, Valhalla, New York ........     7,052         44,856        51,908         1,779        1986
5 Henderson Drive, West Caldwell, New Jersey .....     2,454          7,674        10,128           363        1967
Stamford Towers, Stamford, Connecticut ...........    13,557         51,293        64,850         2,686        1989
99 Cherry Hill Road, Parsippany, New Jersey ......     2,360          7,847        10,207           375        1982
119 Cherry Hill Road, Parsipanny, New Jersey .....     2,512          8,199        10,711           385        1982
120 Wilbur Place, Bohemia, New York ..............       210          1,268         1,478            64        1972
45 Melville Park Road, Melville, New York ........       355          3,300         3,655           229        1998
500 Saw Mill River Road, Elmsford, New York ......     1,542          3,974         5,516           264        1968
2004 Orville Drive, No. Bohemia, New York ........       633          5,633         6,266           522        1998
2005 Orville Drive North Bohemia, New York .......       984          5,899         6,883            58        1999
120 W. 45th Street New York, New York ............    28,757        163,147       191,904         3,603        1998
4 Appelgate Drive Robbinsville, New Jersey .......       544          9,126         9,670           300        1999
1305 Walt Whitman Road Melville, New York ........     2,885         18,477        21,362           579        1999
600 Old Willets Path Hauppauge, New York .........       295          4,244         4,539           143        1999
1255 Broad Street Clifton, New Jersey ............     1,329         18,675        20,004           175        1999
810 Seventh Avenue New York, New York ............    26,984        154,803       181,787         3,398        1970
120 Mineola Blvd. Mineola, New York ..............     1,869         10,644        12,513           234        1977
100 Wall Street, New York, New York ..............    11,749         67,537        79,286         1,477        1969
One Orlando, Orlando, Florida ....................     9,386         51,136        60,522           702        1987
Land held for development ........................    60,894              0        60,894             0         N/A
Developments in progress .........................        --         68,690        68,690             0
Other property ...................................        --          5,482         5,482           637
                                                      ------        -------       -------         -----
Total ............................................  $337,098      1,871,301     2,208,399       215,112
                                                    ========      =========     =========       =======

                     COLUMN A                       COLUMN H     COLUMN I
-------------------------------------------------- ---------- --------------
                                                               LIFE ON WHICH
                                                      DATE     DEPRECIATION
                    DESCRIPTION                     ACQUIRED    IS COMPUTED
-------------------------------------------------- ---------- --------------
115/117 Stevens Avenue, Valhalla, New York .......     1998   10-30 Years
200 Summit Lake Drive, Valhalla, New York ........     1998   10-30 Years
140 Grand Street., Valhalla, New York ............     1998   10-30 Years
500 Summit Lake Drive, Valhalla, New York ........     1998   10-30 Years
5 Henderson Drive, West Caldwell, New Jersey .....     1998   10-30 Years
Stamford Towers, Stamford, Connecticut ...........     1998   10-30 Years
99 Cherry Hill Road, Parsippany, New Jersey ......     1998   10-30 Years
119 Cherry Hill Road, Parsipanny, New Jersey .....     1998   10-30 Years
120 Wilbur Place, Bohemia, New York ..............     1998   10-30 Years
45 Melville Park Road, Melville, New York ........     1998   10-30 Years
500 Saw Mill River Road, Elmsford, New York ......     1998   10-30 Years
2004 Orville Drive, No. Bohemia, New York ........     1998   10-30 Years
2005 Orville Drive North Bohemia, New York .......     1999   10-30 Years
120 W. 45th Street New York, New York ............     1999   10-30 Years
4 Appelgate Drive Robbinsville, New Jersey .......     1999   10-30 Years
1305 Walt Whitman Road Melville, New York ........     1999   10-30 Years
600 Old Willets Path Hauppauge, New York .........     1999   10-30 Years
1255 Broad Street Clifton, New Jersey ............     1999   10-30 Years
810 Seventh Avenue New York, New York ............     1999   10-30 Years
120 Mineola Blvd. Mineola, New York ..............     1999   10-30 Years
100 Wall Street, New York, New York ..............     1999   10-30 Years
One Orlando, Orlando, Florida ....................     1999   10-30 Years
Land held for development ........................   Various       N/A
Developments in progress .........................
Other property ...................................
Total ............................................

------
A These land  parcels  are leased (see Note 4).

B There are no encumbrances on these properties.

C The Encumbrance of $2,616 is related to one property. The aggregate cost for Federal Income Tax purposes was approximately $1,728 million at December 31, 1999.

                      RECKSON OPERATING PARTNERSHIP, L.P.
     SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                                (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 1999 are as follows:

                                            1999            1998            1997
                                       -------------   -------------   --------------
  Real estate balance at beginning
  of period ........................    $1,737,133      $1,011,228       $  516,768
  Improvements .....................        57,571         134,582           37,778
  Disposal, including write-off of
  fully depreciated building
  improvements .....................      (317,864)             --             (154)
  Acquisitions .....................       731,559         591,323          456,836
                                        ----------      ----------       ----------
  Balance at end of period .........    $2,208,399      $1,737,133       $1,011,228
                                        ==========      ==========       ==========

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 1999 are as follows:

                                              1999          1998          1997
                                          -----------   -----------   ------------
  Balance at beginning of period ......    $156,231      $108,652       $ 86,344
  Depreciation for period .............      65,471        47,579         22,442
  Disposal, including write-off of
  fully depreciated building
  improvements ........................      (6,590)           --           (134)
                                           --------      --------       --------
  Balance at end of period ............    $215,112      $156,231       $108,652
                                           ========      ========       ========
