Form 10-Q
period 2000-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2000-05-12
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                              ------------------

                                   FORM 10-Q




              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                        COMMISSION FILE NUMBER: 1-13762


                              ------------------

                     RECKSON OPERATING PARTNERSHIP, L. P.
            (Exact name of registrant as specified in its charter)


                    DELAWARE                                    11-3233647
(State other jurisdiction of incorporation of     (IRS. Employer Identification Number)
                 organization)

       225 BROADHOLLOW ROAD, MELVILLE, NY                         11747
   (Address of principal executive office)                      (zip code)


                                (631) 694-6900
              (Registrant's telephone number including area code)


                              ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.


                              ------------------


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      RECKSON OPERATING PARTNERSHIP, L.P.
                               QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000


                               TABLE OF CONTENTS





 INDEX                                                                                         PAGE
---------                                                                                     -----
PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999.   3
          Consolidated Statements of Income for the three months ended
          March 31, 2000 and 1999 (unaudited) ...............................................   4
          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 1999 (unaudited) ...............................................   5
          Notes to the Consolidated Financial Statements (unaudited) ........................   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ........................................................................  12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk ........................  22
PART II. OTHER INFORMATION
Item 1.   Legal Proceedings .................................................................  23
Item 2.   Changes in Securities and Use of Proceeds .........................................  23
Item 3.   Defaults Upon Senior Securities ...................................................  23
Item 4.   Submission of Matters to a Vote of Securities Holders .............................  23
Item 5.   Other Information .................................................................  23
Item 6.   Exhibits and Reports on Form 8-K ..................................................  23

SIGNATURES ..................................................................................  23

                        PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS


                     RECKSON OPERATING PARTNERSHIP, L. P.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)



                                                                                      MARCH 31, 2000   DECEMBER 31,
                                                                                        (UNAUDITED)        1999
                                                                                     ---------------- -------------
ASSETS
Commercial real estate properties, at cost
 Land ..............................................................................    $  296,058     $  276,204
 Buildings and improvements ........................................................     1,938,600      1,802,611
Developments in progress:
 Land ..............................................................................        61,904         60,894
 Development costs .................................................................        75,588         68,690
Furniture, fixtures and equipment ..................................................         6,803          6,473
                                                                                        ----------     ----------
                                                                                         2,378,953      2,214,872
 Less accumulated depreciation .....................................................      (237,028)      (218,385)
                                                                                        ----------     ----------
                                                                                         2,141,925      1,996,487
Investments in real estate joint ventures ..........................................        32,219         31,531
Investment in mortgage notes and notes receivable ..................................       352,863        352,466
Cash and cash equivalents ..........................................................        31,042         21,122
Tenant receivables .................................................................         3,998          5,117
Investments in and advances to affiliates ..........................................       198,580        179,762
Deferred rent receivable ...........................................................        36,597         32,132
Prepaid expenses and other assets ..................................................        60,138         66,855
Contract and land deposits and pre-acquisition costs ...............................         4,752          9,585
Deferred lease and loan costs ......................................................        43,457         39,520
                                                                                        ----------     ----------
 TOTAL ASSETS ......................................................................    $2,905,571     $2,734,577
                                                                                        ==========     ==========
LIABILITIES
Mortgage notes payable .............................................................    $  527,508     $  459,174
Unsecured credit facility ..........................................................       407,600        297,600
Unsecured term loan ................................................................        75,000         75,000
Senior unsecured notes .............................................................       449,330        449,313
Accrued expenses and other liabilities .............................................        78,408         81,265
Distributions payable ..............................................................        27,169         27,166
                                                                                        ----------     ----------
 Total Liabilities .................................................................     1,565,015      1,389,518
                                                                                        ----------     ----------
Commitments and other comments .....................................................            --             --
Minority interests' in consolidated partnerships ...................................        93,001         93,086
                                                                                        ----------     ----------
PARTNERS' CAPITAL
Preferred Capital, 15,234,518 units outstanding ....................................       413,126        413,126
General Partner's Capital:
 Class A common units, 40,386,721 and 40,375,506 units outstanding, respectively ...       474,600        477,172
 Class B common units, 10,283,513 and 10,283,763 units outstanding, respectively ...       269,497        270,689
Limited Partners' Capital, 7,696,642 and 7,701,142 units outstanding, respectively .        90,332         90,986
                                                                                        ----------     ----------
 Total Partners' Capital ...........................................................     1,247,555      1,251,973
                                                                                        ----------     ----------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL .........................................    $2,905,571     $2,734,577
                                                                                        ==========     ==========


                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                       2000           1999
                                                                                  -------------- --------------
REVENUES:
Base rents ......................................................................  $    94,400    $    62,093
Tenant escalations and reimbursements ...........................................       12,847          8,542
Equity in earnings of real estate joint ventures and service companies ..........        1,413            377
Interest income on mortgage notes and notes receivable ..........................        2,285          2,808
Other ...........................................................................        6,713          2,287
                                                                                   -----------    -----------
 Total Revenues .................................................................      117,658         76,107
                                                                                   -----------    -----------
EXPENSES:
Property operating expenses .....................................................       38,156         22,908
Marketing, general and administrative ...........................................        5,878          4,074
Interest ........................................................................       23,840         13,943
Depreciation and amortization ...................................................       21,012         15,091
                                                                                   -----------    -----------
 Total Expenses .................................................................       88,886         56,016
                                                                                   -----------    -----------

Income before distributions to preferred unit holders and minority interests            28,772         20,091
Minority partners' interest in consolidated partnerships income .................       (1,975)        (1,168)
                                                                                   -----------    -----------
Income before distributions to preferred unitholders ............................       26,797         18,923
Preferred unit distributions ....................................................       (7,985)        (5,041)
                                                                                   -----------    -----------
Net income available to common unit holders .....................................  $    18,812    $    13,882
                                                                                   ===========    ===========
Net Income available to:
 General Partner -- Class A common units ........................................  $    11,946    $    11,641
 General Partner -- Class B common units ........................................        4,589             --
 Limited Partners' ..............................................................        2,277          2,241
                                                                                   -----------    -----------
Total ...........................................................................  $    18,812    $    13,882
                                                                                   ===========    ===========
Net income per weighted average units:
 Net income per weighted average Class A general partnership unit ...............  $       .30    $       .29
                                                                                   ===========    ===========
 Net income per weighted average Class B general partnership unit ...............  $       .45    $        --
                                                                                   ===========    ===========
 Net income per weighted average limited partnership unit .......................  $       .30    $       .29
                                                                                   ===========    ===========
Weighted average common units outstanding:
 General Partner -- Class A common units ........................................   40,382,182     40,049,079
 General Partner -- Class B common units ........................................   10,283,598             --
 Limited Partners ...............................................................    7,699,593      7,710,399

               (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       ----------------------------
                                                                                            2000           1999
                                                                                       -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before distributions to preferred unitholders ...............................    $   26,797      $   18,923
Adjustments to reconcile income before distributions to preferred unitholders to net cash provided by operating activities:
 Depreciation and amortization .....................................................        21,012          15,091
 Minority partners' interests in consolidated partnerships .........................         1,975           1,168
 Equity in earnings of real estate joint ventures and service companies ............        (1,413)           (377)

Changes in operating assets and liabilities:
 Prepaid expenses and other assets .................................................         5,763          (8,556)
 Tenant receivables ................................................................         1,120           2,905
 Deferred rents receivable .........................................................        (4,465)         (1,369)
 Real estate tax escrow ............................................................           926            (901)
 Accrued expenses and other liabilities ............................................        (5,935)        (13,930)
                                                                                        ----------      ----------
 Net cash provided by operating activities .........................................        45,780          12,954
                                                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ....................................      (139,426)         (6,610)
 Increase in deposits and pre-acquisition costs ....................................          (928)         (6,472)
 Investment in mortgage notes and notes receivable .................................            --          (6,170)
 Proceeds from repayment of mortgage note receivable ...............................           685              --
 Additions to commercial real estate properties ....................................        (8,655)         (4,520)
 Increase in developments in progress ..............................................        (9,642)         (6,098)
 Payment of leasing costs ..........................................................        (2,642)         (4,226)
 Additions to furniture, fixtures and equipment ....................................          (359)            (85)
 Distribution from a real estate joint venture .....................................           140              86
 Investments in real estate joint ventures .........................................           (83)         (3,263)
                                                                                        ----------      ----------
 Net cash used in investing activities .............................................      (160,910)        (37,358)
                                                                                        ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on secured borrowings ..........................................        (1,666)           (867)
 Proceeds from issuance of senior unsecured notes net of issuance costs ............            --         299,262
 Payment of loan costs .............................................................        (1,617)         (2,606)
 Investments in and advances to affiliates .........................................       (18,210)         (8,299)
 Proceeds from secured borrowings ..................................................        70,000              --
 Proceeds from unsecured credit facility ...........................................       110,000              --
 Proceeds from unsecured term loan .................................................            --          55,000
 Principal payments on unsecured credit facility ...................................            --        (285,750)
 Contributions .....................................................................           195             471
 Distributions .....................................................................       (31,592)        (21,173)
 Distributions to minority partners' in consolidated partnerships ..................        (2,060)           (684)
                                                                                        ----------      ----------
Net cash provided by financing activities ..........................................       125,050          35,354
                                                                                        ----------      ----------
Net increase in cash and cash equivalents ..........................................         9,920          10,950
Cash and cash equivalents at beginning of period ...................................        21,122           2,228
                                                                                        ----------      ----------
Cash and cash equivalents at end of period .........................................    $   31,042      $   13,178
                                                                                        ==========      ==========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (UNAUDITED)


1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT").

     During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. The Operating Partnership executed various option and purchase agreements whereby it issued units in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

     As  of  March  31,  2000,  the  Operating Partnership owned and operated 78 office properties comprising approximately 13.7 million square feet, 110 industrial properties comprising approximately 8.3 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Operating Partnership also has invested approximately $314.8 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. In addition, the Operating Partnership also holds $41.5 million of preferred and common stock of Keystone Property Trust ("KTR") (see note 6).

     On January 6, 1998, the Operating Partnership made an investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. On September 27, 1999, the Operating Partnership sold its interest in RMI to KTR.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold (see note 6).

2. BASIS OF PRESENTATION

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Operating Partnership and its subsidiaries at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999, respectively, and, its cash flows for the three months ended March 31, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan and Omni Partners, L. P. ("Omni"), are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to KTR. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The merger with Tower was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Operating Partnership, in accordance with generally accepted accounting principles ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Operating Partnership were recorded at the fair value as of the closing date of the merger and the excess of the purchase price over the historical basis of the net assets acquired was allocated primarily to operating real estate properties and real estate properties which have been sold.

     The minority interests at March 31, 2000 represent an approximate 28% interest in certain industrial joint venture properties formerly owned by RMI, a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with GAAP may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 include, in the opinion of management, ll adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 1999.

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

3. MORTGAGE NOTES PAYABLE

     As of March 31, 2000, the Operating Partnership had approximately $527.5 million of fixed rate mortgage notes which mature at various times between June 2000 and November 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.57%.

4. SENIOR UNSECURED NOTES

     As   of   March   31,  2000,  the  Operating  Partnership  had  outstanding
approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                          FACE
      ISSUANCE           AMOUNT      COUPON RATE       TERM          MATURITY
-------------------   -----------   -------------   ----------   ----------------
  August 27, 1997      $150,000          7.20%       10 years    August 28, 2007
  March 26, 1999       $100,000          7.40%        5 years     March 15, 2004
  March 26, 1999       $200,000          7.75%       10 years     March 15, 2009


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

5. UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of March 31, 2000, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $51.3 million (net of $41.1 million of outstanding undrawn letters of credit).

    As of March 31, 2000, the Operating Partnership had an 18-month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Operating Partnership's previous term loan, which matured on December 17, 1999.

6. COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series E preferred units of general partnership interest and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919
Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisition.

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of (i) cash,
(ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

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

     During April and May 2000, the second and third stages of the RMI closing occurred whereby the Operating Partnership sold six industrial buildings. The total consideration received in connection with stages two and three totaled approximately $98 million (approximately $6 million of which is payable to the Morris Companies and its affiliates) and consisted of approximately $26 million of preferred operating partnership units of KTR and approximately $72 million in cash. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

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

     The  Company  controls  Metropolitan  and  owns  100% of the common equity;
Crescent  owns  a  $85  million  preferred  equity  investment  in Metropolitan.
Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 - May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area. All of the assets acquired in the Merger, located outside the Tri-State Area, other than an office property located in Orlando, Florida, have been sold.

7. PARTNERS' CAPITAL

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units are entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following the four year, six-month anniversary of the issuance of the Class B common units.

     On March 8, 2000, the Operating Partnership declared the following distributions:


                                              RECORD           PAYMENT       THREE MONTHS     ANNUALIZED
         SECURITY          DISTRIBUTION        DATE             DATE             ENDED       DISTRIBUTION
------------------------- -------------- ---------------- ---------------- ---------------- -------------
Class A common unit         $ 0.37125     April 3, 2000   April 14, 2000   March 31, 2000      $ 1.485
Class B common unit         $ 0.56000    April 14, 2000     May 1, 2000    April 30, 2000      $ 2.240
Series A preferred unit     $ 0.47660    April 14, 2000     May 1, 2000    April 30, 2000      $ 1.906
Series E preferred unit     $ 0.49063    April 14, 2000     May 1, 2000    April 30, 2000      $ 1.963

     As of March 31, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             2000         1999
                                                          ----------   ---------
       Cash paid during the period for interest .          $33,306      $18,729
                                                           =======      =======
       Interest capitalized during the period .........    $ 2,362      $ 2,311
                                                           =======      =======

9. SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio also includes one office property located in Orlando, Florida, and certain industrial joint venture properties formerly owned by RMI and for the period commencing January 6, 1998 and ending September 26, 1999, industrial properties which were owned by RMI and subsequently sold to KTR. The Operating Partnership has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

     In addition, as the Operating Partnership expects to meet its short-term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Operating Partnership does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio. Additionally, commencing January 1, 2000, the Operating Partnership does not consider the operating performance of the industrial joint venture properties formerly owned by RMI, a reportable segment.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The   following   table   sets   forth  the  components  of  the  Operating
Partnership's revenues and expenses and other related disclosures for the three months ended March 31, 2000 and 1999 (in thousands):


                                                             THREE MONTHS ENDED
                                                ---------------------------------------------
                                                               MARCH 31, 2000
                                                ---------------------------------------------
                                                                                CONSOLIDATED
                                                 CORE PORTFOLIO      OTHER         TOTALS
                                                ---------------- ------------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...............................    $   104,821     $   2,426     $  107,247
Equity in earnings of real estate joint
 ventures and service companies ...............             --         1,413          1,413
Interest and other income .....................            406         8,592          8,998
                                                   -----------     ---------     ----------
 Total Revenues ...............................        105,227        12,431        117,658
                                                   -----------     ---------     ----------
EXPENSES:

Property operating expenses ...................         37,488           668         38,156
Marketing, general and administrative .........          5,100           778          5,878
Interest ......................................          9,192        14,648         23,840
Depreciation and amortization .................         19,334         1,678         21,012
                                                   -----------     ---------     ----------
 Total Expenses ...............................         71,114        17,772         88,886
                                                   -----------     ---------     ----------
 Income (loss) before distributions to
  preferred unitholders and minority
  interests' ..................................    $    34,113     $  (5,341)    $   28,772
                                                   ===========    ==========     ==========
 Total Assets .................................    $ 2,069,161     $ 836,410     $2,905,571
                                                   ===========     =========     ==========

                                                                 THREE MONTHS ENDED
                                                ----------------------------------------------------
                                                            MARCH 31, 1999
                                                --------------------------------------
                                                     CORE                               CONSOLIDATED
                                                  PORTFOLIO       RMI         OTHER        TOTALS
                                                ------------- ----------- ------------ -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...............................  $   66,022    $  4,613     $     --    $   70,635
Equity in earnings of real estate joint
 ventures and service companies ...............          --          --          377           377
Interest and other income .....................          69           2        5,024         5,095
                                                 ----------    --------     --------    ----------
 Total Revenues ...............................      66,091       4,615        5,401        76,107
                                                 ----------    --------     --------    ----------
EXPENSES:

Property operating expenses ...................      22,157         751           --        22,908
Marketing, general and administrative .........       3,942         131            1         4,074
Interest ......................................       4,559         277        9,107        13,943
Depreciation and amortization .................      12,781       1,080        1,230        15,091
                                                 ----------    --------     --------    ----------
 Total Expenses ...............................      43,439       2,239       10,338        56,016
                                                 ----------    --------     --------    ----------
 Income (loss) before distributions to
  preferred unitholders and minority
  interests' ..................................  $   22,652    $  2,376     $ (4,937)   $   20,091
                                                 ==========    ========     ========    ==========
 Total Assets .................................  $1,435,086    $159,873     $315,890    $1,910,849
                                                 ==========    ========     ========    ==========

10. OTHER INVESTMENTS AND ADVANCES

     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of March 31, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of March 31, 2000, approximately $60.9 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $36.1 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

    FrontLine identifies, acquires interests in and develops a network of e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

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

OVERVIEW AND BACKGROUND

     The Operating Partnership, which commenced operations on June 2 1995, is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owns certain undeveloped land located in the New York tri-state area (the "Tri-State Area"). Reckson Associates Realty Corp. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust ("REIT"), and serves as the sole general partner in the Operating Partnership.

     As  of  March  31,  2000,  the  Operating Partnership owned and operated 78 office properties comprising approximately 13.7 million square feet, 110 industrial properties comprising approximately 8.3 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 300,000 square feet of industrial space. The Operating Partnership also has invested approximately $314.8 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 472 acres of land located in New Jersey and in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. In addition, the Operating Partnership also holds $41.5 million of preferred and common stock of Keystone Property Trust ("KTR"), as discussed below.

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of March 31, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of March 31, 2000, approximately $60.9 million had been invested through the RSVP Commitment, of which $24.8 million represents RSVP-controlled joint venture REIT-qualified investments and $36.1 million represents advances to FrontLine under the RSVP Commitment.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

     FrontLine identifies, acquires interests in and develops a network of e-commerce and e-services companies that service small to medium sized enterprises, independent professionals and entrepreneurs and the mobile workforce of larger companies. FrontLine serves as the managing member of RSVP. RSVP was formed to provide the Company with a research and development vehicle to invest in alternative real estate sectors. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus. RSVP's strategy is to identify and acquire interests in established entrepreneurial enterprises with experienced management teams in market sectors which are in the early stages of their growth cycle or offer unique circumstances for attractive investments as well as a platform for future growth.

     On January 6, 1998, the Operating Partnership made an investment in the Morris Companies, a New Jersey developer and owner of "Big Box" warehouse facilities. In connection with the transaction the Morris Companies contributed 100% of their interests in certain industrial properties to Reckson Morris Operating Partnership, L. P. ("RMI") in exchange for operating partnership units in RMI. On September 27, 1999, the Operating Partnership sold its interest in RMI to KTR.

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which will take place in three stages, of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix
Sale"). The combined total sale price is $310 million (approximately $42 million of which is payable to the Morris Companies and its affiliates) and will consist of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     During September 1999, the Matrix Sale and the first stage of the RMI closing occurred whereby the Operating Partnership sold its interest in RMI to KTR for a combined sales price of approximately $164.7 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $86.3 million in cash, (ii) $40 million of preferred stock of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.2 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $10.1 million. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. The $41.5 million of common and preferred stock of KTR has been included in prepaid expenses and other assets on the Operating Partnership's consolidated balance sheet.

     During April and May 2000, the second and third stages of the RMI closing occurred whereby the Operating Partnership sold six industrial buildings. The total consideration received in connection with stages two and three totaled approximately $98 million (approximately $6 million of which is payable to the Morris Companies and its affiliates) and consisted of approximately $26 million of preferred operating partnership units of KTR and approximately $72 million in cash. Cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility.

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

     The  Company  controls  Metropolitan  and  owns  100% of the common equity;
Crescent  owns  a  $85  million  preferred  equity  investment  in Metropolitan.
Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 - May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share.

     The Tower portfolio acquired in the Merger consisted of three office properties comprising approximately 1.6 million square feet located in New York City, one office property located on Long Island and certain office properties and other real estate assets located outside the Tri-State Area. All of the assets acquired in the Merger located outside the Tri-State Area, other than an office property located in Orlando, Florida, have been sold.

     The market capitalization of the Operating Partnership at March 31, 2000 was approximately $3.06 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units,
(iii) the contributed value of Metropolitan's preferred interest and (iv) the approximately $1.45 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at March 31, 2000. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 2000 equaled approximately 47.2%.

RESULT OF OPERATIONS

     The Operating Partnership's total revenues increased by $41.6 million or 54.6% for the three months ended March 31, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $36.6 million or 51.8% for the three months ended March 31, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $3.1 million from increases in occupancies and rental rates in our "same store" properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $4.5 million for the three months ended March 31, 2000 as compared to $1.4 million for the 1999 period. The remaining balance of the increase in total revenues is primarily attributable to interest income and fees relating to the FrontLine Facility and the RSVP Commitment.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $15.2 million or 66.6% for the three months ended March 31, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2000 and 1999 were 64.4% and 67.6% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margin is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $1.8 million for the three months ended March 31, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.0% for the three months ended March 31, 2000 as compared to 5.4% for the 1999 period.

     Interest expense increased by $9.9 million for the three months ended March 31, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions.
Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus a sliding scale ranging from 65 basis points to 90 basis points based on the Operating Partnership's investment grade rating on its senior unsecured debt. On March 16, 1999, the Operating Partnership received its investment grade rating on its senior unsecured debt. As a result, the pricing under the Credit Facility was adjusted to LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At March 31, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $51.3 million (net of $41.1 million of outstanding undrawn letters of credit).

     As of March 31, 2000, the Operating Partnership had an 18-month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points. The Term Loan replaced the Operating Partnership's previous term loan, which matured on December 17, 1999.

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units are entitled to receive an initial annual distribution of $2.24 per unit, which distribution is subject to adjustment annually. The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The
Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following the four year, six-month anniversary of the issuance of the Class B common units.

     As of March 31, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

     The Operating Partnership's indebtedness at March 31, 2000 totaled approximately $1.45 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $407.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, $449.3 million of senior unsecured notes and approximately $527.5 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.06 billion at March

31,  2000  (calculated  based  on the  sum of (i)  the  value  of the  Operating
Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units,
(iii) the contributed value of Metropolitan's preferred interest of $85 million and (iv) the $1.45 billion of debt), the Operating Partnership's debt represented approximately 47.2% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt securities and additional equity securities of the Operating Partnership. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

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

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership which is a general partner of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
       Net Income available to common unit holders ..............    $18,812      $ 13,882
       Adjustment for Funds From Operations:
       Add:
        Real estate depreciation and amortization ...............     20,616        14,689
        Minority interests in consolidated partnerships .........      1,975         1,168
       Less:
        Amount distributed to minority partners in
          consolidated partnerships .............................      2,381         1,444
                                                                     -------      --------
       Funds From Operations ....................................    $39,022      $ 28,295
                                                                     =======      ========
       Weighted average units outstanding .......................     58,366        47,759
                                                                     =======      ========


            SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES, TENANT
                      IMPROVEMENTS AND LEASING COMMISSIONS

     The   following   table   summarizes   the   expenditures   incurred   for
non-incremental capital expenditures, tenant improvements and leasing commissions for the Operating Partnership's office and industrial properties for the three month period ended March 31, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.


            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES


                                                                                                                THREE MONTHS
                                                                                                 1996-1999         ENDED
                                     1996           1997            1998            1999          AVERAGE      MARCH 31, 2000
                                ------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ........................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894      $ 770,138
 Per Square Foot ..............        0.13            0.22            0.23            0.23            0.20           0.08
CBD OFFICE PROPERTIES .........
 Total ........................         N/A             N/A             N/A             N/A             N/A      $ 362,774
 Per Square Foot ..............         N/A             N/A             N/A             N/A             N/A           0.17
INDUSTRIAL PROPERTIES .........
 Total ........................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485      $ 118,494
 Per Square Foot ..............        0.18            0.15            0.12            0.11            0.14           0.01

NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS



                                            1996          1997            1998
                                       ------------- -------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements .................   $ 523,574     $  784,044     $ 1,140,251
 Per Square Foot Improved ............        4.28           7.00            3.98
 Leasing Commissions .................   $ 119,047     $  415,822     $   418,191
 Per Square Foot Leased ..............        0.97           4.83            1.46
                                         ---------     ----------     -----------
 Total Per Square Foot ...............   $    5.25     $    11.83     $      5.44
                                         =========     ==========     ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements .................   $ 834,764     $1,211,665     $   711,160
 Per Square Foot Improved ............        6.33           8.90            4.45
 Leasing Commissions .................   $ 264,388     $  366,257     $   286,150
 Per Square Foot Leased ..............        2.00           2.69            1.79
                                         ---------     ----------     -----------
 Total Per Square Foot ...............   $    8.33     $    11.59     $      6.24
                                         =========     ==========     ===========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements .................   $  58,000     $1,022,421     $   202,880
 Per Square Foot Improved ............       12.45          13.39            5.92
 Leasing Commissions .................   $       0     $  256,615     $   151,063
 Per Square Foot Leased ..............        0.00           3.36            4.41
                                         ---------     ----------     -----------
 Total Per Square Foot ...............   $   12.45     $    16.75     $     10.33
                                         =========     ==========     ===========
NEW JERSEY OFFICE PROPERTIES .........
 Tenant Improvements .................         N/A           N/A      $   654,877
 Per Square Foot Improved ............         N/A           N/A             3.78
 Leasing Commissions .................         N/A           N/A      $   396,127
 Per Square Foot Leased ..............         N/A           N/A             2.08
                                         ---------     ----------     -----------
 Total Per Square Foot ...............         N/A           N/A      $      5.86
                                         =========     ==========     ===========
NEW YORK OFFICE PROPERTIES ...........
 Tenant Improvements .................         N/A           N/A              N/A
 Per Square Foot Improved ............         N/A           N/A              N/A
 Leasing Commissions .................         N/A           N/A              N/A
 Per Square Foot Leased ..............         N/A           N/A              N/A
                                         ---------     ----------     -----------
 Total Per Square Foot ...............         N/A           N/A              N/A
                                         =========     ==========     ===========
INDUSTRIAL PROPERTIES ................
 Tenant Improvements .................   $ 380,334     $  230,466     $   283,842
 Per Square Foot Improved ............        0.72           0.55            0.76
 Leasing Commissions .................   $ 436,213     $   81,013     $   200,154
 Per Square Foot Leased ..............        0.82           0.19            0.44
                                         ---------     ----------     -----------
 Total Per Square Foot ...............   $    1.54     $     0.74     $      1.20
                                         =========     ==========     ===========



                                                                        THREE MONTHS
                                                          1996-1999        ENDED
                                             1999          AVERAGE     MARCH 31, 2000
                                       --------------- -------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements .................   $ 1,009,357     $  864,307      $ 587,337
 Per Square Foot Improved ............          4.73           5.00           5.02
 Leasing Commissions .................   $   551,762     $  376,206      $ 834,492
 Per Square Foot Leased ..............          2.59           2.46           7.13
                                         -----------     ----------      ---------
 Total Per Square Foot ...............   $      7.32     $     7.46      $   12.15
                                         ===========     ==========      =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements .................   $ 1,316,611     $1,018,550      $ 643,796
 Per Square Foot Improved ............          5.62           6.33          14.71
 Leasing Commissions .................   $   457,730     $  343,631      $ 131,402
 Per Square Foot Leased ..............          1.96           2.11           3.00
                                         -----------     ----------      ---------
 Total Per Square Foot ...............   $      7.58     $     8.44      $   17.71
                                         ===========     ==========      =========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements .................   $   179,043     $  449,952      $ 129,380
 Per Square Foot Improved ............          4.88           9.16           4.22
 Leasing Commissions .................   $   110,252     $  159,363      $  96,388
 Per Square Foot Leased ..............          3.00           2.69           3.14
                                         -----------     ----------      ---------
 Total Per Square Foot ...............   $      7.88     $    11.85      $    7.36
                                         ===========     ==========      =========
NEW JERSEY OFFICE PROPERTIES .........
 Tenant Improvements .................   $   454,054     $  554,466      $ 316,187
 Per Square Foot Improved ............          2.29           3.04           6.81
 Leasing Commissions .................   $   787,065     $  591,596      $ 254,045
 Per Square Foot Leased ..............          3.96           3.02           5.89
                                         -----------     ----------      ---------
 Total Per Square Foot ...............   $      6.25     $     6.06      $   12.70
                                         ===========     ==========      =========
NEW YORK OFFICE PROPERTIES ...........
 Tenant Improvements .................           N/A            N/A            N/A
 Per Square Foot Improved ............           N/A            N/A            N/A
 Leasing Commissions .................           N/A            N/A            N/A
 Per Square Foot Leased ..............           N/A            N/A           N/A
                                         -----------     ----------      ---------
 Total Per Square Foot ...............           N/A            N/A           N/A
                                         ===========     ==========      =========
INDUSTRIAL PROPERTIES ................
 Tenant Improvements .................   $   375,646     $  317,572      $  66,483
 Per Square Foot Improved ............          0.25           0.57           0.25
 Leasing Commissions .................   $   835,108     $  388,122      $  86,439
 Per Square Foot Leased ..............          0.56           0.50           0.33
                                         -----------     ----------      ---------
 Total Per Square Foot ...............   $      0.81     $     1.07      $    0.58
                                         ===========     ==========      =========

----------
(A) 1996 -- 1999 average weighted to reflect October 1996 acquisition date

                               LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of March 31, 2000:


LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        32             138,314              4.5%           $ 21.24        $ 22.66
2001 ........................        41             188,697              6.2%           $ 22.29        $ 24.45
2002 ........................        32             261,102              8.5%           $ 22.29        $ 24.53
2003 ........................        52             340,359             11.2%           $ 21.90        $ 24.85
2004 ........................        45             275,654              9.0%           $ 23.04        $ 25.73
2005 ........................        53             529,651             17.3%           $ 22.74        $ 26.08
2006 AND THEREAFTER .........        71           1,322,630             43.3%                --             --
                                     --           ---------            -----
TOTAL .......................       326           3,056,407            100.0%
                                    ===           =========            =====

OMNI:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        --                 --                --                 --             --
2001 ........................         4             32,680               6.2%           $ 27.39        $ 32.74
2002 ........................         3            129,351              24.3%           $ 30.00        $ 33.52
2003 ........................         6             81,809              15.4%           $ 29.60        $ 33.60
2004 ........................         4            112,414              21.1%           $ 26.04        $ 33.40
2005 ........................         6             59,115              11.1%           $ 27.91        $ 34.66
2006 AND THEREAFTER .........         5            116,605              21.9%                --             --
                                     --            -------             -----
TOTAL .......................        28            531,974             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        27             402,203              8.4%           $ 5.49          $ 6.19
2001 ........................        31             652,359             13.7%           $ 5.84          $ 7.06
2002 ........................        25             212,744              4.5%           $ 6.26          $ 6.97
2003 ........................        30             724,434             15.2%           $ 5.26          $ 6.08
2004 ........................        34             622,185             13.1%           $ 6.36          $ 7.16
2005 ........................        12             351,234              7.4%           $ 5.48          $ 7.79
2006 AND THEREAFTER .........        40           1,794,543             37.7%               --              --
                                     --           ---------            -----
TOTAL .......................       199           4,759,702            100.0%
                                    ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................         6              62,492              4.9%          $  9.43         $  9.31
2001 ........................         8             150,120             11.7%          $ 10.75         $ 11.80
2002 ........................         2              64,620              5.0%          $ 10.10         $ 12.70
2003 ........................         5             291,034             22.8%          $  5.62         $  6.62
2004 ........................        10             129,218             10.1%          $ 12.17         $ 13.43
2005 ........................         2             269,704             21.1%          $  8.24         $  9.03
2006 AND THEREAFTER .........        12             311,496             24.4%               --              --
                                     --             -------            -----
TOTAL .......................        45           1,278,684            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        38             280,179              9.6%           $ 22.44        $ 22.44
2001 ........................        43             228,679              7.8%           $ 20.77        $ 21.16
2002 ........................        51             461,797             15.8%           $ 19.99        $ 20.24
2003 ........................        39             252,385              8.7%           $ 21.88        $ 23.13
2004 ........................        27             164,609              5.6%           $ 21.60        $ 22.01
2005 ........................        21             279,077              9.6%           $ 24.50        $ 24.99
2006 AND THEREAFTER .........        35           1,246,721             42.9%                --             --
                                     --           ---------            -----
TOTAL .......................       254           2,913,447            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        25             101,334              9.6%           $ 21.14        $ 21.90
2001 ........................        24             110,180             10.4%           $ 24.52        $ 25.56
2002 ........................        18              95,920              9.1%           $ 27.07        $ 28.29
2003 ........................        15              94,448              9.0%           $ 31.61        $ 32.39
2004 ........................        22             225,924             21.4%           $ 22.86        $ 23.74
2005 ........................        10              71,830              6.8%           $ 26.80        $ 28.51
2006 AND THEREAFTER .........        19             355,295             33.7%                --             --
                                     --             -------            -----
TOTAL .......................       133           1,054,931            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL           PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ....................        17              99,045              5.1%           $ 17.49        $ 18.39
2001 ....................        22             260,124             13.4%           $ 17.89        $ 18.10
2002 ....................        21             182,636              9.4%           $ 19.83        $ 20.08
2003 ....................        20             336,393             17.4%           $ 19.83        $ 19.92
2004 ....................        33             228,731             11.8%           $ 22.60        $ 23.11
2005 ....................        23             317,732             16.4%           $ 22.50        $ 23.25
2006 AND THEREAFTER .....        16             512,495             26.5%                --             --
                                 --             -------            -----
TOTAL ...................       152           1,937,156            100.0%
                                ===           =========            =====

NEW YORK CITY OFFICE

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL           PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE     SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT(1)       RENT(2)
-----------------------------   -----------   ----------------   -----------------   -------------   ------------
2000 ........................        15             153,333              4.6%           $ 29.37        $ 30.09
2001 ........................        23             176,179              5.3%           $ 37.19        $ 34.55
2002 ........................        17             183,333              5.5%           $ 31.82        $ 31.86
2003 ........................         7             115,726              3.5%           $ 31.89        $ 32.22
2004 ........................        17             178,012              5.3%           $ 33.01        $ 31.65
2005 ........................        27             431,088             12.9%           $ 34.56        $ 34.62
2006 AND THEREAFTER .........       105           2,098,488             62.9%                --             --
                                    ---           ---------            -----
TOTAL .......................       211           3,336,159            100.0%
                                    ===           =========            =====

----------
(1) Per square foot rental rate represents annualized straight line rent as of the lease expiration date.

(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary market risk facing the Operating Partnership is interest rate risk on its long-term debt, mortgage notes and notes receivable. The Operating Partnership does not hedge interest rate risk using financial instrument nor is the Operating Partnership subject to foreign currency risk.

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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2000 (dollars in thousands):


                                            FOR THE YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------------------
                               2000         2001          2002         2003         2004
                           ------------ ------------ ------------- ------------ ------------
Long term debt:
 Fixed rate ..............   $ 33,479     $ 92,751     $  16,499     $  8,350     $ 11,769
 Weighted average interest
  rate ...................       7.36%        7.50%         7.79%        7.77%        8.30%
 Variable rate ...........   $     --     $482,600     $      --     $     --     $     --
 Weighted average interest
  rate ...................         --         7.01%           --           --           --


                            THEREAFTER     TOTAL(1)        FMV
                           ------------ ------------- ------------
Long term debt:
 Fixed rate ..............  $ 814,660     $ 977,508    $ 977,508
 Weighted average interest
  rate ...................       7.53%         7.46%
 Variable rate ...........  $      --     $ 482,600    $ 482,600
 Weighted average interest
  rate ...................         --          7.01%


------------------
(1) Includes unamortized issuance discounts of $670,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $482.6 million annual increase in interest expense based on approximately $4.8 million outstanding at March 31, 2000.


     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2000 (dollars in thousands):


                                       FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------
                               2000         2001        2002      2003      2004      THEREAFTER     TOTAL (2)        FMV
                          -------------- ---------- ------------ ------ ------------ ------------ -------------- ------------
Mortgage notes and
 notes receivable:
 Fixed rate .............   $  282,983    $    15     $ 11,055    $ --    $ 36,500     $ 16,990     $  347,543    $ 347,543
 Weighted average
  interest rate .........         9.42%      9.00%       10.34%     --       10.23%       11.65%          9.64%


     The fair value of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

------------------
(2) Excludes   mortgage   note   receivable   acquisition   costs  and  interest
receivables aggregating approximately $5.3 million.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds -- None
Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None
Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:


   NUMBER
-----------
  10.1        Amended and Restated letter Agreement, dated as of November 30,
              1999, amending the RSVP Credit Agreement and the FrontLine Facility
  27.0        Financial Data Schedule


     b) During the three months ended March 31, 2000 the Registrant did not file any Reports on Form 8-K

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON OPERATING PARTNERSHIP, L. P.
BY: RECKSON ASSOCIATES REALTY CORP., ITS GENERAL PARTNER


By:     \s\ Scott H. Rechler               \s\ Michael Maturo
---------------------------------      --------------------------------------
 Scott H. Rechler, Co-Chief Executive  Michael Maturo, Executive Vice President,
 Officer and President                 Treasurer And Chief Financial Officer



DATE: May 10, 2000

                      RECKSON OPERATING PARTNERSHIP, L.P.
                                  EXHIBIT 10.1

                                                               November 30, 1999

Reckson Service Industries Inc.
10 East 53rd Street
New York, New York 10022

     Re: Second Amended and Restated Credit Agreements

Dear Sirs:

     Reference is made to the Amended and Restated Credit Agreement, dated as of August 4, 1999, between Reckson Service Industries, Inc., as Borrower (the "Borrower") and Reckson Operating Partnership, L.P., as Lender (the "Lender") relating to the operations of the Borrower (the "RSI Facility"), and the Amended and Restated Credit Agreement, dated as of August 4, 1999, between the Borrower and the Lender relating to Reckson Strategic Venture Partners LLC (together with the RSI Facility, the "Credit Facilities". Capitalized terms used herein and not otherwise defined shall have the meaning ascribed to such terms in the Credit Facilities.

     You have advised us of your proposal to obtain (i) a $60 million secured loan from Warburg Dillon Read and UBS AG (or other lenders) substantially on the terms set forth on the term sheet attached hereto as Exhibit A (the "Secured $60 million Loan") and (ii) a $75 million secured loan from Reckson Strategic Venture Partners LLC (or other lenders) substantially on the terms set forth in the term sheet attached hereto as Exhibit B (the "Secured $75 million Loan" and, together with the Secured $60 million Loan, the "Secured Loans"). You have also advised us of your proposal to issue up to $200 million in preferred stock (the "Preferred Stock").

1.  Amendments.  We  hereby  agree  to  the  following  amendments to the Credit
Facilities:

       a. Section  1.1(b) is hereby  amended  to add the  following  definition:
          "Adjusted EBITDA" shall mean, for any fiscal quarter, EBITDA less any amounts payable (i) by any subsidiary in respect of the Indebtedness of such Subsidiary (including, but not limited to, Indebtedness of VANTAS Incorporated and the Secured $75 million Loan) and (ii) by the Borrower in respect of the Secured $60 million Loan.

       b. The third sentence of Section 3.1 of the Credit Facilities is hereby amended by deleting the references to "EBITDA" and replacing such references with the term "Adjusted EBITDA."

       c. Section 7.2(c) of the Credit Facilities is hereby amended to add the following:

          (iv) Indebtedness of the Borrower payable to its subsidiaries, partner companies or other companies into which the Borrower makes investments to evidence the obligation of the Borrower to fund future capital commitments into such entities.

     2. Consents. We hereby consent to the following:

       a. The Liens to be granted under the Secured Loans shall be deemed to be Permitted Liens for purposes of the Credit Facilities.

       b. In accordance with Section 7.2(c)(iii) of the Credit Facilities, the incurrence of Indebtedness under the Secured Loans and the payment of interest thereon is hereby approved.

       c. In accordance with Sections 7.2(d) and 7.2(e) of the Credit Facilities, the filing of one or more Certificates of Designation and any amendments thereto in respect of the Preferred Stock, and the payment by the Borrower of dividends to the holders of the Preferred Stock, is hereby approved.

     3. Fees. It is understood that a fee equal to 176,186 shares of common stock, par value $.01 per share, of the Borrower shall be paid to us upon delivery of this letter in consideration of the matters covered in this letter.


                                 Very truly yours,
                                 RECKSON OPERATING PARTNERSHIP, L.P.
                                 By: Reckson Associates Realty Corp., general partner

                                 By: /s/ Michael Maturo
                                   ------------------------------------------
                                   Name: Michael Maturo
                                   Title: Executive Vice President

Confirmed and Accepted:
RECKSON SERVICE INDUSTRIES, INC.

By: /s/ Michael Maturo
  -------------------------------
  Name: Michael Maturo
  Title: Executive Vice President