Form 10-Q
period 2000-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2000-08-11
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                        COMMISSION FILE NUMBER: 1-13762

                               ----------------

                     RECKSON OPERATING PARTNERSHIP, L. P.
            (Exact name of registrant as specified in its charter)

                    DELAWARE                                    11-3233647
   (State other jurisdiction of incorporation     (IRS. Employer Identification Number)
                of organization)

      225 BROADHOLLOW ROAD, MELVILLE, NY                          11747
   (Address of principal executive office)                      (zip code)

                                (631) 694-6900
              (Registrant's telephone number including area code)


                               ----------------


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

                      RECKSON OPERATING PARTNERSHIP, L.P.
                               QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

INDEX                                                                                           PAGE
-------                                                                                        -----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements .................................................................   2
        Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999 ....   2
        Consolidated Statements of Income for the three and six months ended June 30, 2000 and
        1999 (unaudited) .....................................................................   3
        Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999
        (unaudited) ..........................................................................   4
        Notes to the Consolidated Financial Statements (unaudited) ...........................   5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  11
Item 3. Quantitative and Qualitative Disclosures about Market Risk ...........................  21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ....................................................................  22
Item 2. Changes in Securities and Use of Proceeds ............................................  22
Item 3. Defaults Upon Senior Securities ......................................................  22
Item 4. Submission of Matters to a Vote of Securities Holders ................................  22
Item 5. Other Information ....................................................................  22
Item 6. Exhibits and Reports on Form 8-K .....................................................  22
SIGNATURES .................................................................................    22

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     RECKSON OPERATING PARTNERSHIP, L. P.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                                 JUNE 30, 2000     DECEMBER 31,
                                                                                  (UNAUDITED)          1999
                                                                                ---------------   -------------
ASSETS:
Commercial real estate properties, at cost:
 Land .......................................................................     $  291,510       $  276,204
 Buildings and improvements .................................................      1,916,027        1,802,611
Developments in progress:
 Land .......................................................................         61,013           60,894
 Development costs ..........................................................         93,719           68,690
Furniture, fixtures and equipment ...........................................          7,157            6,473
                                                                                  ----------       ----------
                                                                                   2,369,426        2,214,872
Less accumulated depreciation ...............................................       (254,595)        (218,385)
                                                                                  ----------       ----------
                                                                                   2,114,831        1,996,487
Investments in real estate joint ventures ...................................         37,548           31,531
Investment in mortgage notes and notes receivable ...........................        356,642          352,466
Cash and cash equivalents ...................................................         26,514           21,122
Tenant receivables ..........................................................          3,340            5,117
Investments in and advances to affiliates ...................................        176,567          179,762
Deferred rent receivable ....................................................         44,666           32,132
Prepaid expenses and other assets ...........................................         70,800           66,855
Contract and land deposits and pre-acquisition costs ........................          7,727            9,585
Deferred lease and loan costs ...............................................         47,137           39,520
                                                                                  ----------       ----------
TOTAL ASSETS ................................................................     $2,885,772       $2,734,577
                                                                                  ==========       ==========
LIABILITIES:
Mortgage notes payable ......................................................     $  527,466       $  459,174
Unsecured credit facility ...................................................        373,600          297,600
Unsecured term loan .........................................................         75,000           75,000
Senior unsecured notes ......................................................        449,348          449,313
Accrued expenses and other liabilities ......................................         89,536           81,265
Distributions payable .......................................................         28,356           27,166
                                                                                  ----------       ----------
TOTAL LIABILITIES ...........................................................      1,543,306        1,389,518
                                                                                  ----------       ----------
Commitments and other comments ..............................................             --               --
Minority interests' in consolidated partnerships ............................         92,071           93,086
                                                                                  ----------       ----------
PARTNERS' CAPITAL
Preferred Capital, 11,234,518 and 15,234,518 units outstanding, respectively         313,126          413,126
General Partner's Capital:
 Class A common units, 45,045,573 and 40,375,506 units outstanding,
   respectively .............................................................        570,203          477,172
 Class B common units, 10,283,513 and 10,283,763 units outstanding,
   respectively .............................................................        269,762          270,689
Limited Partners' Capital, 7,695,142 and 7,701,142 units outstanding,
 respectively ...............................................................         97,304           90,986
                                                                                  ----------       ----------
Total Partners' Capital .....................................................      1,250,395        1,251,973
                                                                                  ----------       ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL .....................................     $2,885,772       $2,734,577
                                                                                  ==========       ==========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)


                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                           ----------------------------- -----------------------------
                                                                2000           1999           2000           1999
                                                           -------------- -------------- -------------- --------------
REVENUES:
Base rents ...............................................  $    96,099    $    77,192    $   190,499    $   139,285
Tenant escalations and reimbursements ....................       12,984          8,586         25,830         17,129
Equity in earnings of real estate joint ventures and
 service companies .......................................        1,775            512          3,187            889
Interest income on mortgage notes and notes
 receivable ..............................................        2,190          1,910          4,476          4,718
Gain on sales of real estate .............................        6,662             --          6,662             --
Other ....................................................        5,738          2,646         12,451          4,932
                                                            -----------    -----------    -----------    -----------
 Total Revenues ..........................................      125,448         90,846        243,105        166,953
                                                            -----------    -----------    -----------    -----------
EXPENSES:
Property operating expenses ..............................       36,368         27,539         74,523         50,446
Marketing, general and administrative ....................        6,769          4,550         12,649          8,624
Interest .................................................       24,176         18,902         48,016         32,846
Depreciation and amortization ............................       22,426         19,127         43,437         34,218
                                                            -----------    -----------    -----------    -----------
 Total Expenses ..........................................       89,739         70,118        178,625        126,134
                                                            -----------    -----------    -----------    -----------
Income before distributions to preferred unit holders
 and minority interestsinterests .........................       35,709         20,728         64,480         40,819
Minority partners' interests in consolidated
 partnerships ............................................       (1,925)        (1,615)        (3,899)        (2,783)
                                                            -----------    -----------    -----------    -----------
Income before distributions to preferred unitholders .....       33,784         19,113         60,581         38,036
Preferred unit distributions .............................       (7,857)        (5,989)       (15,842)       (11,031)
                                                            -----------    -----------    -----------    -----------
Net income available to common unit holders ..............  $    25,927    $    13,124    $    44,739    $    27,005
                                                            ===========    ===========    ===========    ===========
Net Income available to:
 General Partner -- Class A common units .................  $    16,563    $     9,550    $    28,508    $    21,190
 General Partner -- Class B common units .................        6,281          1,747         10,870          1,747
 Limited Partners' .......................................        3,083          1,827          5,361          4,068
                                                            -----------    -----------    -----------    -----------
Total ....................................................  $    25,927    $    13,124    $    44,739    $    27,005
                                                            ===========    ===========    ===========    ===========
Net income per weighted average units:
 Net income per weighted average Class A general
   partnership unit ......................................  $       .40    $       .24    $       .70    $       .53
                                                            ===========    ===========    ===========    ===========
 Net income per weighted average Class B general
   partnership unit ......................................  $       .61    $       .36    $      1.06    $       .71
                                                            ===========    ===========    ===========    ===========
 Net income per weighted average limited
   partnership unit ......................................  $       .40    $       .24    $       .70    $       .53
                                                            ===========    ===========    ===========    ===========
Weighted average common units outstanding:
 General Partner -- Class A common units .................   41,343,000     40,285,000     40,863,000     40,167,000
 General Partner -- Class B common units .................   10,284,000      4,883,000     10,284,000      2,455,000
 Limited Partners ........................................    7,695,000      7,705,000      7,697,000      7,708,000

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before distributions to preferred unitholders ........................    $   60,581      $   38,036
Adjustments to reconcile income before distributions to preferred unitholders to net cash provided by operating activities:
 Depreciation and amortization ..............................................        43,437          34,218
 Gain on sales of real estate ...............................................        (6,662)             --
 Minority partners' interests in consolidated partnerships ..................         3,899           2,783
 Loss reserve on real estate held for sale ..................................            --           4,450
 Gain on mortgage redemption ................................................            --          (4,492)
 Equity in earnings of real estate joint ventures and service companies .....        (3,187)           (889)
Changes in operating assets and liabilities:

 Prepaid expenses and other assets ..........................................        (3,872)        (15,254)
 Tenant receivables .........................................................         1,777           2,181
 Deferred rents receivable ..................................................       (12,534)         (2,429)
 Real estate tax escrows ....................................................         3,387            (618)
 Accrued expenses and other liabilities .....................................         7,073          11,201
                                                                                 ----------      ----------
 Net cash provided by operating activities ..................................        93,899          69,187
                                                                                 ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties .............................      (154,573)       (194,871)
 Increase in real estate held for sale ......................................            --         (57,095)
 Increase in deposits and pre-acquisition costs .............................        (6,079)         (1,889)
 Investment in mortgage notes and notes receivable ..........................            --        (262,643)
 Proceeds from mortgage note repayments .....................................         2,157              --
 Proceeds from sales of property and mortgage redemption ....................        42,595          25,929
 Additions to commercial real estate properties .............................       (22,108)        (16,389)
 Increase in developments in progress .......................................       (15,923)         (8,073)
 Payment of leasing costs ...................................................        (9,379)         (7,377)
 Purchase of furniture, fixtures and equipment ..............................          (676)           (447)
 Distribution from a real estate joint venture ..............................           226             173
 Investments in real estate joint ventures ..................................        (4,770)         (6,223)
                                                                                 ----------      ----------
 Net cash used in investing activities ......................................      (168,530)       (528,905)
                                                                                 ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on secured borrowings ...................................       (23,708)         (1,495)
 Proceeds from issuance of senior unsecured notes net of issuance costs .....            --         299,262
 Payment of loan costs ......................................................        (2,399)         (5,368)
 (Increase) decrease in investments in and advances to affiliates ...........         4,880         (41,304)
 Proceeds from secured borrowings ...........................................        92,000              --
 Proceeds from unsecured credit facility ....................................       125,000         299,000
 Principal payments on unsecured credit facility ............................       (49,000)       (230,750)
 Contributions of minority partner in consolidated partnership ..............            --          75,000
 Contributions ..............................................................         1,486         149,300
 Distributions ..............................................................       (63,322)        (42,416)
 Distributions to minority partners' in consolidated partnerships ...........        (4,914)         (2,450)
                                                                                 ----------      ----------
Net cash provided by financing activities ...................................        80,023         498,779
                                                                                 ----------      ----------
Net increase in cash and cash equivalents ...................................         5,392          39,061
Cash and cash equivalents at beginning of period ............................        21,122           2,228
                                                                                 ----------      ----------
Cash and cash equivalents at end of period ..................................    $   26,514      $   41,289
                                                                                 ==========      ==========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

     As of June 30, 2000, the Operating Partnership owned and operated 78 office properties comprising approximately 13.7 million square feet, 105 industrial properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 350,000 square feet of industrial space. The Operating Partnership also has invested approximately $301.5 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at June 30, 2000 and December 31, 1999 and the results of their operations for the three and six months ended June 30, 2000 and 1999, respectively, and, their cash flows for the six months ended June 30, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan, Omni Partners, L. P. ("Omni") and certain industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L. P. ("RMI") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR"). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at June 30, 2000 represent a convertible preferred interest in Metropolitan and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 1999.

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

3.  MORTGAGE NOTES PAYABLE

     As of June 30, 2000, the Operating Partnership had approximately $457.5 million of fixed rate mortgage notes which mature at various times between 2000 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%. In addition, the Operating Partnership had a $70 million variable rate mortgage note which matures in August 2001. The note is secured by one property and bears interest at LIBOR plus 165 basis points.

4.  SENIOR UNSECURED NOTES

     As of June 30, 2000, the Operating Partnership had outstanding approximately $449.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

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

5.  UNSECURED CREDIT FACILITIES AND UNSECURED TERM LOAN

     As of June 30, 2000, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $126.4 million (of which, $49.1 million has been reserved for outstanding undrawn letters of credit).

     As of June 30, 2000, the Operating Partnership had an 18-month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points.

6.  COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series E preferred units of general partnership interest and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisition. On July 28, 2000, the Operating Partnership consented to the filing of a consensual, pre-packaged bankruptcy plan with the current fee owner and expects to take title to this property by November 30, 2000.

     On August 9, 1999, the Operating Partnership executed a contract for the sale of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($41.6 million of which is payable to, and of which $10.4 million of debt relief is attributable to the Morris Companies and its affiliates) and will consist of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of June 30, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7 million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the three months ended June 30, 2000. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

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

7.  PARTNERS' CAPITAL

     On May 24, 1999, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units were entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. On July 1, 2000, the annual distribution on the Class B common units was increased to $2.40 per unit.

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

     On June 14, 2000, the Operating Partnership declared the following distributions:

                                                      RECORD           PAYMENT         THREE MONTHS        ANNUALIZED
         SECURITY              DISTRIBUTION            DATE              DATE             ENDED           DISTRIBUTION
-------------------------   ------------------   ---------------   ---------------   ---------------   -----------------
Class A common unit          $ .38600            July 10, 2000     July 21, 2000     June 30, 2000      $ 1.544
Class B common unit          $ .59400 (a)        July 14, 2000     July 31, 2000     July 31, 2000      $ 2.377 (a)
Series A preferred unit      $ .47660            July 14, 2000     July 31, 2000     July 31, 2000      $ 1.906
Series E preferred unit      $ .52188            July 14, 2000     July 31, 2000     July 31, 2000      $ 2.088

----------------
(a) adjusted to $.60 per unit quarterly and $2.40 per unit annually on July 1, 2000.

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million.

     As of June 30, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

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

8.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Cash paid during the period for interest .........    $52,135      $30,062
                                                      =======      =======
Interest capitalized during the period ...........    $ 5,173      $ 4,440
                                                      =======      =======

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million.

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

     In addition, as the Operating Partnership expects to meet its short-term liquidity requirements in part through the Credit Facility and Term Loan, interest incurred on borrowings under the Credit Facility and Term Loan is not considered as part of property operating performance. Further, the Operating Partnership does not consider the property operating performance of the office property located in Orlando, Florida as a part of its Core Portfolio. Additionally, commencing January 1, 2000, the Operating Partnership does not consider the operating performance of the industrial joint venture properties formerly owned by RMI as part of its Core Portfolio.

     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the three months ended June 30, 2000 and 1999 (in thousands):


                                                     THREE MONTHS ENDED
                                         -------------------------------------------
                                                        JUNE 30, 2000
                                         -------------------------------------------
                                              CORE                     CONSOLIDATED
                                            PORTFOLIO       OTHER         TOTALS
                                         -------------- ------------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ........................  $   106,852     $   2,231    $   109,083
Equity in earnings of real estate joint
 ventures and service companies ........           --         1,775          1,775
Interest and other income ..............          257        14,333         14,590
                                          -----------     ---------    -----------
Total Revenues .........................      107,109        18,339        125,448
                                          -----------     ---------    -----------
EXPENSES:
Property operating expenses ............       35,810           558         36,368
Marketing, general and administrative ..        4,928         1,841          6,769
Interest ...............................        9,403        14,773         24,176
Depreciation and amortization ..........       20,055         2,371         22,426
                                          -----------     ---------    -----------
Total Expenses .........................       70,196        19,543         89,739
                                          -----------     ---------    -----------
Income (loss) before distributions to
 preferred unitholders and minority
 interests' ............................  $    36,913     $  (1,204)   $    35,709
                                          ===========     =========    ===========
Total Assets ...........................  $ 2,054,183     $ 831,589    $ 2,885,772
                                          ===========     =========    ===========

                                                          THREE MONTHS ENDED
                                         -----------------------------------------------------
                                                             JUNE 30, 1999
                                         -----------------------------------------------------
                                              CORE                                CONSOLIDATED
                                            PORTFOLIO       RMI        OTHER         TOTALS
                                         -------------- ---------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ........................  $    76,943    $  5,287    $   3,548    $    85,778
Equity in earnings of real estate joint
 ventures and service companies ........           --          --          512            512
Interest and other income ..............          144          --        4,412          4,556
                                          -----------    --------    ---------    -----------
Total Revenues .........................       77,087       5,287        8,472         90,846
                                          -----------    --------    ---------    -----------
EXPENSES:
Property operating expenses ............       25,554         816        1,169         27,539
Marketing, general and administrative ..        3,858         167          525          4,550
Interest ...............................        5,191         940       12,771         18,902
Depreciation and amortization ..........       16,212       1,287        1,628         19,127
                                          -----------    --------    ---------    -----------
Total Expenses .........................       50,815       3,210       16,093         70,118
                                          -----------    --------    ---------    -----------
Income (loss) before distributions to
 preferred unitholders and minority
 interests' ............................  $    26,272    $  2,077    $  (7,621)   $    20,728
                                          ===========    ========    =========    ===========
Total Assets ...........................  $ 2,082,784    $194,898    $ 615,692    $ 2,893,374
                                          ===========    ========    =========    ===========

     The   following   table  sets  forth  the   components   of  the  Operating
Partnership's revenues and expenses and other related disclosures for the six months ended June 30, 2000 and 1999 (in thousands):


                                                            SIX MONTHS ENDED
                                                ----------------------------------------
                                                             JUNE 30, 2000
                                                ----------------------------------------
                                                    CORE                   CONSOLIDATED
                                                 PORTFOLIO      OTHER         TOTALS
                                                ----------- ------------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...............................  $ 211,672    $   4,657      $ 216,329
Equity in earnings of real estate joint
 ventures and service companies ...............         --        3,187          3,187
Interest and other income .....................        664       22,925         23,589
                                                 ---------    ---------      ---------
Total Revenues ................................    212,336       30,769        243,105
                                                 ---------    ---------      ---------
EXPENSES:
Property operating expenses ...................     73,297        1,226         74,523
Marketing, general and administrative .........     10,029        2,620         12,649
Interest ......................................     18,595       29,421         48,016
Depreciation and amortization .................     39,388        4,049         43,437
                                                 ---------    ---------      ---------
Total Expenses ................................    141,309       37,316        178,625
                                                 ---------    ---------      ---------
Income (loss) before distributions to
 preferred unitholders and minority
 interests' ...................................  $  71,027    $  (6,547)     $  64,480
                                                 =========    =========      =========

                                                                 SIX MONTHS ENDED
                                                ---------------------------------------------------
                                                                   JUNE 30, 1999
                                                ---------------------------------------------------
                                                    CORE                               CONSOLIDATED
                                                 PORTFOLIO      RMI         OTHER         TOTALS
                                                ----------- ---------- -------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...............................  $ 142,966   $ 9,900     $    3,548     $ 156,414
Equity in earnings of real estate joint
 ventures and service companies ...............         --        --            889           889
Interest and other income .....................        213         2          9,435         9,650
                                                 ---------   -------     ----------     ---------
Total Revenues ................................    143,179     9,902         13,872       166,953
                                                 ---------   -------     ----------     ---------
EXPENSES:
Property operating expenses ...................     47,710     1,567          1,169        50,446
Marketing, general and administrative .........      7,800       298            526         8,624
Interest ......................................      9,751     1,217         21,878        32,846
Depreciation and amortization .................     28,993     2,367          2,858        34,218
                                                 ---------   -------     ----------     ---------
Total Expenses ................................     94,254     5,449         26,431       126,134
                                                 ---------   -------     ----------     ---------
Income (loss) before distributions to
 preferred unitholders and minority
 interests' ...................................  $  48,925   $ 4,453     $  (12,559)    $  40,819
                                                 =========   =======     ==========     =========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of June 30, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of June 30, 2000, approximately $67.9 million had been invested through the RSVP Commitment, of which $29.4 million represents RSVP-controlled joint venture REIT-qualified investments and $38.5 million represents advances to FrontLine under the RSVP Commitment. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

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

     As of June 30, 2000, the Operating Partnership owned and operated 78 office properties comprising approximately 13.7 million square feet, 105 industrial properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 346 acres of land in 16 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 350,000 square feet of industrial space. The Operating Partnership also has invested approximately $301.5 million in mortgage notes encumbering two Class A office properties encompassing approximately 1.6 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York.

     During 1997, the Company formed FrontLine Capital Group ("FrontLine") (formerly Reckson Service Industries, Inc.) and Reckson Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of June 30, 2000, the Company had advanced approximately $92.7 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of June 30, 2000, approximately $67.9 million had been invested through the RSVP Commitment, of which $29.4 million represents RSVP-controlled joint venture REIT-qualified investments and $38.5 million represents advances to FrontLine under the RSVP Commitment. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is being recognized in income over an estimated nine month benefit period.

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

     On August 9, 1999, the Operating Partnership executed a contract for the sale of its interest in Reckson Morris Operating Partnership, L. P., ("RMI") which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($41.6 million of which is payable to, and of which $10.4 million of debt relief is attributable to the Morris Companies and its affiliates) and will consist of a combination of (i) cash, (ii) convertible preferred and common stock of KTR,
(iii) preferred units of KTR's  operating  partnership,  (iv) relief of debt and
(v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of June 30, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) 159.7 million in cash, (ii) 60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in comon stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the three months ended June 30, 2000. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR.

     In July 1998, the Company formed a joint venture, Metropolitan Partners LLC ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling 1.6 million square feet and one office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area. All of the assets acquired in the merger located outside of the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

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

     The market capitalization of the Operating Partnership at June 30, 2000 was approximately $3.33 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest and (iv) the approximately $1.41 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at June 30, 2000. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 2000 equaled approximately 42.3%.

RESULT OF OPERATIONS

     The Operating Partnership's total revenues increased by $34.6 million or 38.1% for the three months ended June 30, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $23.3 million or 27.2% for the three months ended June 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $3.6 million from increases in occupancies and rental rates in our "same store" properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $8.3 million for the three months ended June 30, 2000 as compared to $3.2 million for the 1999 period. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $8.8 million or 32.1% for the three months ended June 30, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30 , 2000 and 1999 were 66.7% and 67.9% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999 and April 2000. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $2.2 million for the three months ended June 30, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.4% for the three months ended June 30, 2000 as compared to 5.0% for the 1999 period.

     Interest expense increased by $5.3 million for the three months ended June 30, 2000 as compared to the 1999 period. The increase is due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions. Additionally, the increase is due to an increase cost attributable to an increased balance on the Operating Partnership's credit facility and term loan. The weighted average balance outstanding on the Operating Partnership's credit facility and term loan was $464.1 million for the three months ended June 30, 2000 as compared to $352.1 million for the three months ended June 30, 1999.

     The Operating Partnership's total revenues increased by $76.2 million or 45.6% for the six months ended June 30, 2000 as compared to the 1999 period. Property Operating Revenues, which include base rents and tenant escalations and reimbursements increased by $59.9 million or 38.3% for the six months ended June 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $5.4 million from increases in occupancies and rental rates in our "same store" properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $12.8 million for the six months ended June 30, 2000 as compared to $4.6 million for the 1999 period. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property Expenses increased by $24.1 million or 47.7% for the six months ended June 30, 2000 as compared to the 1999 period. These increases are primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999, (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Gross Operating Margins for the six months ended June 30 , 2000 and 1999 were 65.6% and 67.8% respectively. The decrease in gross operating margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $4.0 million for the six months ended June 30, 2000 as compared to the 1999 period. The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division. Marketing, general and administrative expenses as a percentage of total revenues were 5.2% for the six month periods ended June 30, 2000 and June 30, 1999.

     Interest expense increased by $15.2 million for the six months ended June 30, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions. Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999 and an increased cost attributable to an increased average balance on the Operating Partnership's credit facility and term loan. The weighted average balance on the Operating Partnership's credit facility and term loan was $464.8 million for the six months ended June 30, 2000 as compared to $429.0 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, the Operating Partnership had a three year $500 million unsecured revolving credit facility (the "Credit Facility") from Chase Manhattan Bank, Union Bank of Switzerland and PNC Bank as co-managers of the Credit Facility bank group which matures in July, 2001. Interest rates on borrowings under the Credit Facility are priced off of LIBOR plus 90 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance the acquisitions of properties and other real estate investments, fund its development activities and for working capital purposes. At June 30, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $126.4 million (of which, $49.1 million has been reserved for outstanding undrawn letters of credit).

     As of June 30, 2000, the Operating Partnership had an 18-month, $75 million unsecured term loan (the "Term Loan") from Chase Manhattan Bank which matures in June, 2001. Interest rates on borrowings under the Term Loan are priced off of LIBOR plus 150 basis points.

     On May 24, 1999, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units were entitled to receive an initial annual distribution of $2.24 per unit, which distribution is subject to adjustment annually. On July 1, 2000, the annual distribution on the Class B common units was increased to $2.40 per unit.

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

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million.

     As of June 30, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

     The Operating Partnership's indebtedness at June 30, 2000 totaled approximately $1.41 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $373.6 million outstanding under the Credit Facility, $75 million outstanding under the Term Loan, approximately $449.3 million of senior unsecured notes and approximately $513.3 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.33 billion at June 30, 2000 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest and (iv) the $1.41 billion of debt), the Operating Partnership's debt represented approximately 42.3% of its total market capitalization.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In addition, the Operating Partnership also believes that it will, from time to time, generate funds from the sale of certain of its real estate properties or interests therein. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and debt and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

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

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership which is a general partner of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                        ------------------------   ------------------------
                                                           2000          1999         2000          1999
                                                        ----------   -----------   ----------   -----------
Net Income available to common unit holders .........    $25,927      $ 13,124      $44,739      $ 27,005
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization ..........     21,937        18,406       42,552        33,094
 Minority partners' interests in consolidated
   partnerships .....................................      1,925         1,615        3,899         2,783
Less:
 Gain on sales of real estate .......................      6,662            --        6,662            --
 Amount distributed to minority partners in
   consolidated partnerships ........................      2,136         1,980        4,517         3,424
                                                         -------      --------      -------      --------
Funds From Operations ...............................    $40,991      $ 31,165      $80,011      $ 59,458
                                                         =======      ========      =======      ========
Weighted average units outstanding ..................     59,322        52,873       58,843        50,330
                                                         =======      ========      =======      ========

               SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES,
                  TENANT IMPROVEMENTS AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for non-incremental capital expenditures, tenant improvements and leasing commissions for the Operating Partnership's office and industrial properties for the six month period ended June 30, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                           SIX MONTHS
                                                                                            1996-1999         ENDED
                                1996           1997            1998            1999          AVERAGE      JUNE 30, 2000
                           ------------- --------------- --------------- --------------- --------------- --------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894    $ 1,698,839
 Per Square Foot .........        0.13            0.22            0.23            0.23            0.20           0.17
CBD OFFICE PROPERTIES
 Total ...................      N/A            N/A             N/A             N/A             N/A        $   746,275
 Per Square Foot .........      N/A            N/A             N/A             N/A             N/A               0.35
INDUSTRIAL PROPERTIES
 Total ...................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485    $   431,699
 Per Square Foot .........        0.18            0.15            0.12            0.11            0.14           0.05

 NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                                                                                  SIX MONTHS
                                                                                                    1996-1999        ENDED
                                         1996          1997            1998            1999          AVERAGE     JUNE 30, 2000
                                    ------------- -------------- --------------- --------------- -------------- --------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 523,574     $  784,044     $ 1,140,251     $ 1,009,357     $  864,307     $ 778,333
 Per Square Foot Improved .........        4.28           7.00            3.98            4.73           5.00          5.06
 Leasing Commissions ..............   $ 119,047     $  415,822     $   418,191     $   551,762     $  376,206     $ 936,595
 Per Square Foot Leased ...........        0.97           4.83            1.46            2.59           2.46          4.92
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    5.25     $    11.83     $      5.44     $      7.32     $     7.46     $    9.98
                                      =========     ==========     ===========     ===========     ==========     =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 834,764     $1,211,665     $   711,160     $ 1,316,611     $1,018,550     $ 712,852
 Per Square Foot Improved .........        6.33           8.90            4.45            5.62           6.33          7.33
 Leasing Commissions ..............   $ 264,388     $  366,257     $   286,150     $   457,730     $  343,631     $ 131,402
 Per Square Foot Leased ...........        2.00           2.69            1.79            1.96           2.11          3.00
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    8.33     $    11.59     $      6.24     $      7.58     $     8.44     $   10.33
                                      =========     ==========     ===========     ===========     ==========     =========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements ..............   $  58,000     $1,022,421     $   202,880     $   179,043     $  449,952     $ 230,365
 Per Square Foot Improved .........       12.45          13.39            5.92            4.88           9.16          5.44
 Leasing Commissions ..............   $       0     $  256,615     $   151,063     $   110,252     $  159,363     $ 113,263
 Per Square Foot Leased ...........        0.00           3.36            4.41            3.00           2.69          2.67
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $   12.45     $    16.75     $     10.33     $      7.88     $    11.85     $    8.11
                                      =========     ==========     ===========     ===========     ==========     =========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A         $   654,877     $   454,054     $  554,466     $ 914,789
 Per Square Foot Improved .........      N/A           N/A                3.78            2.29           3.04          7.03
 Leasing Commissions ..............      N/A           N/A         $   396,127     $   787,065     $  591,596     $ 739,594
 Per Square Foot Leased ...........      N/A           N/A                2.08            3.96           3.02          5.83
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............      N/A           N/A         $      5.86     $      6.25     $     6.06     $   12.86
                                      =========     ==========     ===========     ===========     ==========     =========
NEW YORK OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A             N/A             N/A            N/A         $  11,977
 Per Square Foot Improved .........      N/A           N/A             N/A             N/A            N/A              1.18
 Leasing Commissions ..............      N/A           N/A             N/A             N/A            N/A         $  21,031
 Per Square Foot Leased ...........      N/A           N/A             N/A             N/A            N/A              2.07
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............      N/A           N/A             N/A             N/A            N/A         $    3.25
                                      =========     ==========     ===========     ===========     ==========     =========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $ 380,334     $  230,466     $   283,842     $   375,646     $  317,572     $ 263,746
 Per Square Foot Improved .........        0.72           0.55            0.76            0.25           0.57          0.50
 Leasing Commissions ..............   $ 436,213     $   81,013     $   200,154     $   835,108     $  388,122     $ 115,590
 Per Square Foot Leased ...........        0.82           0.19            0.44            0.56           0.50          0.22
                                      ---------     ----------     -----------     -----------     ----------     ---------
 Total Per Square Foot ............   $    1.54     $     0.74     $      1.20     $      0.81     $     1.07     $    0.72
                                      =========     ==========     ===========     ===========     ==========     =========

----------
(A) 1996 -- 1999 average weighted to reflect October 1996 acquisition date

                                LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of June 30, 2000:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        21              57,738              1.9%           $ 20.43         $ 22.65
2001 ........................        42             193,716              6.3%           $ 22.44         $ 24.45
2002 ........................        35             287,016              9.3%           $ 21.86         $ 24.21
2003 ........................        50             310,620             10.1%           $ 22.17         $ 25.08
2004 ........................        45             275,654              9.0%           $ 23.04         $ 25.73
2005 ........................        56             557,431             18.2%           $ 22.87         $ 25.16
2006 AND THEREAFTER .........        78           1,389,520             45.2%                --              --
                                     --           ---------            -----
TOTAL .......................       327           3,071,695            100.0%
                                    ===           =========            =====

OMNI:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        --                 --                --                 --              --
2001 ........................         4             32,680               5.8%           $ 27.39         $ 32.92
2002 ........................         4            129,351              22.8%           $ 30.00         $ 38.62
2003 ........................         6             81,809              14.4%           $ 29.60         $ 33.87
2004 ........................         4            112,414              19.8%           $ 26.05         $ 33.44
2005 ........................         6             59,115              10.4%           $ 27.91         $ 34.38
2006 AND THEREAFTER .........         6            152,411              26.8%                --              --
                                     --            -------             -----
TOTAL .......................        30            567,780             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        18             276,554              5.6%            $ 5.43          $ 6.10
2001 ........................        30             624,759             12.6%            $ 5.79          $ 7.00
2002 ........................        26             240,344              4.8%            $ 6.43          $ 7.19
2003 ........................        29             728,234             14.6%            $ 5.29          $ 6.10
2004 ........................        34             634,085             12.8%            $ 6.40          $ 7.07
2005 ........................        15             368,464              7.4%            $ 5.65          $ 7.91
2006 AND THEREAFTER .........        44           2,097,360             42.2%                --              --
                                     --           ---------            -----
TOTAL .......................       196           4,969,800            100.0%
                                    ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         3              22,501              1.8%           $ 12.49         $ 11.06
2001 ........................         7              96,120              7.5%           $ 11.61         $ 13.21
2002 ........................         3             118,620              9.3%           $ 10.19         $ 11.80
2003 ........................         6             301,064             23.5%           $  5.72         $  6.71
2004 ........................        10             129,218             10.1%           $ 11.98         $ 13.43
2005 ........................         3             293,704             23.0%           $  8.08         $  8.86
2006 AND THEREAFTER .........        13             317,457             24.8%                --              --
                                     --             -------            -----
TOTAL .......................        45           1,278,684            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        22             118,125              3.9%           $ 20.53         $ 21.07
2001 ........................        38             253,217              8.3%           $ 20.79         $ 21.07
2002 ........................        48             459,216             15.1%           $ 20.12         $ 20.37
2003 ........................        42             259,105              8.5%           $ 21.90         $ 23.14
2004 ........................        26             164,609              5.4%           $ 21.27         $ 22.01
2005 ........................        29             302,342              9.9%           $ 22.52         $ 23.57
2006 AND THEREAFTER .........        40           1,483,874             48.9%                --              --
                                     --           ---------            -----
TOTAL .......................       245           3,040,488            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................        18              83,909              8.0%           $ 21.52         $ 22.39
2001 ........................        23             112,738             10.7%           $ 24.46         $ 24.16
2002 ........................        19             100,029              9.5%           $ 27.15         $ 28.31
2003 ........................        13              94,448              9.0%           $ 31.61         $ 32.41
2004 ........................        21             224,424             21.3%           $ 22.85         $ 23.71
2005 ........................        12              80,132              7.6%           $ 26.79         $ 29.02
2006 AND THEREAFTER .........        19             357,199             33.9%                --              --
                                     --             -------            -----
TOTAL .......................       125           1,052,879            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:


           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         7              29,478              1.5%           $ 17.20         $ 17.68
2001 ........................        21             247,144             12.8%           $ 17.68         $ 17.95
2002 ........................        21             180,187              9.4%           $ 19.92         $ 20.41
2003 ........................        21             337,598             17.5%           $ 20.02         $ 20.21
2004 ........................        35             248,891             12.9%           $ 22.69         $ 23.13
2005 ........................        28             343,777             17.9%           $ 22.47         $ 23.12
2006 AND THEREAFTER .........        17             539,228             28.0%                --              --
                                     --             -------            -----
TOTAL .......................       150           1,926,303            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ........................         8              85,054              2.6%           $ 30.12         $ 31.68
2001 ........................        21             172,930              5.3%           $ 37.24         $ 35.12
2002 ........................        18             184,130              5.6%           $ 31.98         $ 32.83
2003 ........................         7             115,726              3.5%           $ 31.89         $ 32.34
2004 ........................        18             215,648              6.6%           $ 35.83         $ 36.97
2005 ........................        30             437,437             13.3%           $ 34.63         $ 35.94
2006 AND THEREAFTER .........       110           2,072,808             63.1%                --              --
                                    ---           ---------            -----
TOTAL .......................       212           3,283,733            100.0%
                                    ===           =========            =====

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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value ("FMV") at June 30, 2000 (dollars in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                              2000          2001          2002         2003         2004
                                          ------------ ------------- ------------- ----------- -------------
Long term debt:
 Fixed rate .............................   $ 11,577     $  23,048     $  16,820     $ 8,698     $ 112,146
 Weighted average interest rate .........       7.49%         7.59%         7.80%       7.78%         7.50%
 Variable rate ..........................   $     --     $ 518,600     $      --     $    --     $      --
 Weighted average interest rate .........         --          7.62%           --          --            --

                                           THEREAFTER     TOTAL(1)       FMV
                                          ------------ ------------- -----------
Long term debt:
 Fixed rate .............................  $ 735,177     $ 907,466    $ 907,466
 Weighted average interest rate .........       7.56%         7.56%
 Variable rate ..........................  $      --     $ 518,600    $ 518,600
 Weighted average interest rate .........         --          7.62%

------------------
(1) Includes unamortized issuance discounts of $652,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.2 million annual increase in interest expense based on approximately $518.6 million outstanding at June 30, 2000.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2000 (dollars in thousands):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                               2000         2001        2002     2003      2004
                                          -------------- ---------- ----------- ------ ------------
Mortgage notes and notes receivable:
 Fixed rate .............................   $  283,116    $     15   $  9,361    $ --    $ 36,500
 Weighted average interest rate .........         9.42%       9.00%     10.31%     --       10.23%

                                           THEREAFTER     TOTAL (2)       FMV
                                          ------------ -------------- -----------
Mortgage notes and notes receivable:
 Fixed rate .............................   $ 16,990     $  345,982    $345,982
 Weighted average interest rate .........      11.65%          9.64%

     The fair value of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

------------------
(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $10.7 million.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

  On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million. This transaction was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None


Item 5. Other information -- None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits:


   NUMBER
-----------
  27.0      Financial Data Schedule

b) During the three months ended June 30, 2000 the Registrant did not file any reports on Form 8K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
BY: RECKSON ASSOCIATES REALTY CORP., ITS GENERAL PARTNER

By:    \s\ Scott H. Rechler                               \s\ Michael Maturo
   --------------------------------              -----------------------------------
Scott H. Rechler, Co-Chief Executive Officer     Michael Maturo, Executive Vice President,
and President                                    Treasurer and Chief Financial Officer

DATE: August 10, 2000