Form 10-Q
period 2000-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2000-11-14
CIK 930810

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


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        COMMISSION FILE NUMBER: 1-13762




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

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No__, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      RECKSON OPERATING PARTNERSHIP, L.P.
                               QUARTERLY REPORT
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

INDEX                                                                                          PAGE
-------                                                                                       -----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31,
          1999 ............................................................................     2

          Consolidated Statements of Income for the three and nine months ended
          September 30, 2000 and 1999 (unaudited). ........................................     3

          Consolidated Statements of Cash Flows for the nine months ended September 30,
          2000 and 1999 (unaudited). ......................................................     4

          Notes to the Consolidated Financial Statements (unaudited). .....................     5

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations ......................................................................    12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ......................    23

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ...............................................................    24

Item 2.   Changes in Securities and Use of Proceeds .......................................    24

Item 3.   Defaults Upon Senior Securities .................................................    24

Item 4.   Submission of Matters to a Vote of Securities Holders ...........................    24

Item 5.   Other Information ...............................................................    24

Item 6.   Exhibits and Reports on Form 8-K ................................................    24

SIGNATURES ..............................................................................      24

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     RECKSON OPERATING PARTNERSHIP, L. P.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                                 SEPTEMBER 30, 2000     DECEMBER 31,
                                                                                     (UNAUDITED)            1999
                                                                                --------------------   -------------
ASSETS
Commercial real estate properties, at cost
 Land .......................................................................       $   290,873         $  276,204
 Buildings and improvements .................................................         1,986,104          1,802,611
Developments in progress:
 Land .......................................................................            61,022             60,894
 Development costs ..........................................................            96,634             68,690
Furniture, fixtures and equipment ...........................................             7,109              6,473
                                                                                    -----------         ----------
                                                                                      2,441,742          2,214,872
Less accumulated depreciation ...............................................          (266,788)          (218,385)
                                                                                    -----------         ----------
                                                                                      2,174,954          1,996,487
Investments in real estate joint ventures ...................................            40,236             31,531
Investment in mortgage notes and notes receivable ...........................           352,809            352,466
Cash and cash equivalents ...................................................            30,682             21,122
Tenant receivables ..........................................................             4,679              5,117
Investments in and advances to affiliates ...................................           172,656            179,762
Deferred rent receivable ....................................................            53,910             32,132
Prepaid expenses and other assets ...........................................            57,271             66,855
Contract and land deposits and pre-acquisition costs ........................             7,794              9,585
Deferred lease and loan costs ...............................................            50,233             39,520
                                                                                    -----------         ----------
TOTAL ASSETS ................................................................       $ 2,945,224         $2,734,577
                                                                                    ===========         ==========
LIABILITIES
Mortgage notes payable ......................................................       $   530,819         $  459,174
Unsecured credit facility ...................................................           362,600            297,600
Unsecured term loan .........................................................                --             75,000
Senior unsecured notes ......................................................           449,367            449,313
Accrued expenses and other liabilities ......................................            83,636             81,265
Distributions payable .......................................................            28,498             27,166
                                                                                    -----------         ----------
TOTAL LIABILITIES ...........................................................         1,454,920          1,389,518
                                                                                    -----------         ----------
Commitments and other comments ..............................................                --                 --
Minority interests' in consolidated partnerships ............................           228,742             93,086
                                                                                    -----------         ----------
PARTNERS' CAPITAL
Preferred Capital, 11,234,518 and 15,234,518 units outstanding, respectively            313,126            413,126
General Partner's Capital:
 Class A common units, 45,290,722 and 40,375,506 units outstanding,
   respectively .............................................................           578,545            477,172
 Class B common units, 10,283,513 and 10,283,763 units outstanding,
   respectively .............................................................           271,812            270,689
Limited Partners' Capital, 7,695,142 and 7,701,142 units outstanding,
 respectively ...............................................................            98,079             90,986
                                                                                    -----------         ----------
Total Partners' Capital .....................................................         1,261,562          1,251,973
                                                                                    -----------         ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL .....................................       $ 2,945,224         $2,734,577
                                                                                    ===========         ==========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ----------------------------- -----------------------------
                                                                      2000           1999           2000           1999
                                                                 -------------- -------------- -------------- --------------
REVENUES:
Base rents .....................................................  $   100,854    $    95,474    $   291,353    $   234,759
Tenant escalations and reimbursements ..........................       14,900         15,395         40,730         32,524
Equity in earnings of real estate joint ventures and service
 companies .....................................................          706            483          3,893          1,372
Interest income on mortgage notes and notes receivable .........        1,901            909          6,377          5,627
Gain on sales of real estate ...................................       15,206         10,052         21,868         10,052
Other ..........................................................        6,727          3,418         19,178          8,350
                                                                  -----------    -----------    -----------    -----------
 Total Revenues ................................................      140,294        125,731        383,399        292,684
                                                                  -----------    -----------    -----------    -----------
EXPENSES:
Property operating expenses ....................................       41,255         40,679        115,778         91,125
Marketing, general and administrative ..........................        6,097          6,312         18,746         14,936
Interest .......................................................       24,651         21,163         72,667         54,009
Depreciation and amortization ..................................       24,083         21,868         67,520         56,086
                                                                  -----------    -----------    -----------    -----------
 Total Expenses ................................................       96,086         90,022        274,711        216,156
                                                                  -----------    -----------    -----------    -----------
Income before distributions to preferred unit holders,
 minority interests and extraordinary loss .....................       44,208         35,709        108,688         76,528
Minority partners' interests in consolidated partnerships ......       (1,874)        (2,150)        (5,773)        (4,933)
                                                                  -----------    -----------    -----------    -----------
Income before distributions to preferred unitholders and
 extraordinary loss ............................................       42,334         33,559        102,915         71,595
Preferred unit distributions ...................................       (6,085)        (7,985)       (21,927)       (19,016)
                                                                  -----------    -----------    -----------    -----------
Income before extraordinary loss ...............................       36,249         25,574         80,988         52,579
Extraordinary loss on extinguishment of debts ..................       (1,571)          (629)        (1,571)          (629)
                                                                  -----------    -----------    -----------    -----------
Net income available to common unit holders ....................  $    34,678    $    24,945    $    79,417    $    51,950
                                                                  ===========    ===========    ===========    ===========
Net Income available to:
 General Partner - Class A common units ........................  $    22,753    $    15,409    $    51,261    $    36,599
 General Partner -- Class B common units .......................        8,050          6,596         18,920          8,343
 Limited Partners' .............................................        3,875          2,940          9,236          7,008
                                                                  -----------    -----------    -----------    -----------
Total ..........................................................  $    34,678    $    24,945    $    79,417    $    51,950
                                                                  ===========    ===========    ===========    ===========
Net income per weighted average units:
 General Partner -- per Class A common unit before
   extraordinary loss ..........................................  $       .52    $       .39    $      1.23    $       .92
 Extraordinary loss per Class A general partnership unit .......         (.02)          (.01)          (.02)          (.01)
                                                                  -----------    -----------    -----------    -----------
 Net income per weighted average Class A general
   partnership unit ............................................  $       .50    $       .38    $      1.21    $       .91
                                                                  ===========    ===========    ===========    ===========
 General Partner -- per Class B common unit before
   extraordinary loss ..........................................  $       .82    $       .59    $      1.88    $      1.55
 Extraordinary loss per Class B general partnership unit .......         (.04)          (.01)          (.04)          (.03)
                                                                  -----------    -----------    -----------    -----------
 Net income per weighted average Class B general partnership
   unit ........................................................  $       .78    $       .58    $      1.84    $      1.52
                                                                  ===========    ===========    ===========    ===========
 Limited Partners' -- per common unit before extraordinary
   loss ........................................................  $       .52    $       .39    $      1.22    $       .92
 Extraordinary loss per limited partnership unit ...............         (.02)          (.01)          (.02)          (.01)
                                                                  -----------    -----------    -----------    -----------
 Net income per weighted average limited partnership unit ......  $       .50    $       .38    $      1.20    $       .91
                                                                  ===========    ===========    ===========    ===========
Weighted average common units outstanding:
 General Partner -- Class A common units .......................   45,178,000     40,367,000     42,312,000     40,235,000
 General Partner -- Class B common units .......................   10,284,000     11,457,000     10,284,000      5,489,000
 Limited Partners ..............................................    7,695,000      7,702,000      7,697,000      7,706,000


                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)

                                                                                                NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                               2000            1999
                                                                                           ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before distributions to preferred unitholders ...................................    $  101,344     $   70,966
Adjustments to reconcile income before distributions to preferred unitholders to net cash provided by operating activities:
 Depreciation and amortization .........................................................        67,520         56,086
 Extraordinary loss on extinguishment of debts .........................................         1,571            629
 Gain on sales of real estate ..........................................................       (21,868)       (10,052)
 Minority partners' interests in consolidated partnerships .............................         5,773          4,933
 Equity in earnings of real estate joint ventures and service companies ................        (3,893)        (1,372)

Changes in operating assets and liabilities:
 Prepaid expenses and other assets .....................................................        (7,455)       (13,453)
 Tenant receivables ....................................................................           438          1,899
 Deferred rents receivable .............................................................       (21,778)        (3,473)
 Real estate tax escrows ...............................................................         2,112         (2,405)
 Accrued expenses and other liabilities ................................................        (2,350)         2,083
                                                                                            ----------     ----------
 Net cash provided by operating activities .............................................       121,414        105,841
                                                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ........................................      (184,613)      (265,400)
 Increase in deposits and pre-acquisition costs ........................................       (11,893)        (3,485)
 Investment in mortgage notes and notes receivable .....................................            --       (295,048)
 Proceeds from mortgage note repayments ................................................         5,213            ---
 Proceeds from sales of real estate ....................................................        42,594        269,324
 Additions to commercial real estate properties ........................................       (32,772)       (21,612)
 Increase in developments in progress ..................................................       (11,668)        (8,198)
 Payment of leasing costs ..............................................................       (15,465)       (11,851)
 Purchase of furniture, fixtures and equipment .........................................          (707)          (396)
 Distribution from a real estate joint venture .........................................           312            337
 Investments in real estate joint ventures .............................................        (7,450)       (11,875)
                                                                                            ----------     ----------
 Net cash used in investing activities .................................................      (216,449)      (348,204)
                                                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on secured borrowings ..............................................       (25,518)        (3,163)
 Proceeds from issuance of senior unsecured notes net of issuance costs ................            --        299,262
 Proceeds from redemption of KTR preferred stock .......................................        19,903             --
 Payment of loan costs .................................................................        (7,643)        (7,113)
 Investments in and advances to affiliates .............................................        (6,729)      (108,476)
 Proceeds from secured borrowings ......................................................        97,163        125,547
 Proceeds from unsecured credit facilities .............................................       659,600        353,500
 Principal payments on unsecured credit facilities and term loan .......................      (669,600)      (510,750)
 Repurchases of Class B common units ...................................................            --        (17,389)
 Contributions of minority partners in consolidated partnerships .......................       135,975         75,000
 Contributions .........................................................................         3,999        149,397
 Distributions .........................................................................       (95,662)       (72,179)
 Distributions to minority partners in consolidated partnerships .......................        (6,893)        (4,573)
                                                                                            ----------     ----------
Net cash provided by financing activities ..............................................       104,595        279,063
                                                                                            ----------     ----------
Net increase in cash and cash equivalents ..............................................         9,560         36,700
Cash and cash equivalents at beginning of period .......................................        21,122          2,228
                                                                                            ----------     ----------
Cash and cash equivalents at end of period .............................................    $   30,682     $   38,928
                                                                                            ==========     ==========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

     As of September 30, 2000, the Operating Partnership owned and operated 81 office properties comprising approximately 14.2 million square feet, 103 industrial properties comprising approximately 6.6 million square feet and two retail properties comprising approximately 20,000 square feet, located in the New York tri-state area (the "Tri-State Area"). During the quarter ended
September 30, 2000, the Operating Partnership completed the repositioning of two former industrial properties into Class A office properties. The Operating Partnership is in the process of developing one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 315 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $297.7 million in mortgage notes encumbering one Class A office property encompassing approximately 1.4 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. On November 2, 2000, a mortgage note investment and related acquisition costs of approximately $292.5 million were exchanged, through a pre-packaged consensual bankruptcy, for title to the property which was secured by such mortgage note investment (see Note
6).

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

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

2. BASIS OF PRESENTATION

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Operating Partnership and its subsidiaries at September 30, 2000 and December 31, 1999 and the results of their operations for the three and nine months ended September 30, 2000 and 1999, respectively, and, their cash flows for the nine months ended September 30, 2000 and 1999, respectively. The Operating Partnership's investments in Metropolitan, Omni Partners, L. P. ("Omni"), the Tri-State JV and certain industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L. P. ("RMI") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR"). The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at September 30, 2000 represent a convertible preferred interest in Metropolitan, a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 1999.

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

3. MORTGAGE NOTES PAYABLE

     As of September 30, 2000, the Operating Partnership had approximately $460.8 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%. In addition, the Operating Partnership had a $70 million variable rate mortgage note which matures in August 2001. The note is secured by one property and bears interest at LIBOR plus 165 basis points.

     On November 2, 2000, the Operating Partnership obtained a three year secured $250 million first mortgage commitment on the property located at 919 Third Avenue, New York N. Y. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Operating Partnership purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

4. SENIOR UNSECURED NOTES

     As of September 30, 2000, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                             FACE
       ISSUANCE             AMOUNT      COUPON RATE       TERM          MATURITY
----------------------   -----------   -------------   ----------   ----------------
  August 27, 1997         $150,000        7.20%        10 years     August 28, 2007
  March 26, 1999          $100,000        7.40%         5 years     March 15, 2004
  March 26, 1999          $200,000        7.75%        10 years     March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000.

5. UNSECURED CREDIT FACILITY

     On September 7, 2000, the Operating Partnership obtained a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Operating Partnership's existing $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with the existing unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $212.4 million (of which, $62.3 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On August 15, 2000, the Operating Partnership acquired 538 Broadhollow Road, a 180,000 square foot Class A office property located in Melville, New York for a purchase price of approximately $25.6 million. This acquisition was financed, in part, through a borrowing under the Credit Facility.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitles the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series E preferred units of general partnership interest and through draws under the Credit Facility. Current financial accounting guidelines provide that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized the real estate operations of the 919 Third Avenue in the accompanying consolidated statement of income for the period from the date of acquisition. On July 28, 2000, the Operating Partnership consented to the filing of a consensual, pre-packaged bankruptcy plan with the current fee owner and on November 2, 2000 the Operating Partnership obtained title to the property.

     On August 9, 1999, the Operating Partnership executed a contract for the sale of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) and will consist of a combination of (i) cash, (ii) convertible preferred and common stock of KTR,
(iii)  preferred  units  of KTR's operating partnership, (iv) relief of debt and
(v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of September 30, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the current fiscal year. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR which was used primarily for general business purposes.

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

     On September 28, 2000, the Operating Partnership formed the Tri-State JV with TIAA and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Operating Partnership realized a gain of approximately $15.2 million. Cash proceeds received were used primarily to repay borrowings under the Operating Partnership's Credit Facility.

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

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     On September 14, 2000, the Operating Partnership declared the following distributions:

                                               RECORD             PAYMENT          THREE MONTHS       ANNUALIZED
         SECURITY          DISTRIBUTION         DATE               DATE                ENDED         DISTRIBUTION
------------------------- -------------- ------------------ ------------------ -------------------- -------------
Class A common unit       $ .386         October 6, 2000    October 17, 2000   September 30, 2000   $ 1.544
Class B common unit       $ .60          October 13, 2000   October 31, 2000   October 31, 2000     $ 2.40
Series A preferred unit   $ .4766        October 13, 2000   October 31, 2000   October 31, 2000     $ 1.906
Series E preferred unit   $ .52188       October 13, 2000   October 31, 2000   October 31, 2000     $ 2.088

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million.

     As of September 30, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Cash paid during the period for interest .........    $88,290      $61,892
                                                      =======      =======
Interest capitalized during the period ...........    $ 8,447      $ 7,281
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

     In addition, the Operating Partnership does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida and
(iii) commencing January 1, 2000, the operating performance of the industrial joint venture properties formerly owned by RMI as part of its Core Portfolio's property operating performance.

     The   following   table   sets   forth  the  components  of  the  Operating
Partnership's revenues and expenses and other related disclosures for the three months ended September 30, 2000 and 1999 (in thousands):

                                                        THREE MONTHS ENDED
                                            ------------------------------------------
                                                        SEPTEMBER 30, 2000
                                            ------------------------------------------
                                                 CORE                    CONSOLIDATED
                                               PORTFOLIO       OTHER        TOTALS
                                            -------------- ------------ --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...........................  $   113,546    $   2,208    $   115,754
Equity in earnings of real estate joint
 ventures and service companies ...........           --          706            706
Interest and other income .................          191       23,643         23,834
                                             -----------    ---------    -----------
Total Revenues ............................      113,737       26,557        140,294
                                             -----------    ---------    -----------
EXPENSES:
Property operating expenses ...............       40,666          589         41,255
Marketing, general and administrative .....        5,405          692          6,097
Interest ..................................        9,623       15,028         24,651
Depreciation and amortization .............       21,282        2,801         24,083
                                             -----------    ---------    -----------
Total Expenses ............................       76,976       19,110         96,086
                                             -----------    ---------    -----------
Income before distributions to preferred
 unitholders, minority interests' and
 extraordinary loss .......................  $    36,761    $   7,447    $    44,208
                                             ===========    =========    ===========
Total Assets ..............................  $ 2,115,236    $ 829,988    $ 2,945,224
                                             ===========    =========    ===========

                                                             THREE MONTHS ENDED
                                            ----------------------------------------------------
                                                             SEPTEMBER 30, 1999
                                            ----------------------------------------------------
                                                 CORE                               CONSOLIDATED
                                               PORTFOLIO       RMI        OTHER        TOTALS
                                            -------------- ---------- ------------ -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ...........................  $    97,787    $ 5,480    $   7,602    $   110,869
Equity in earnings of real estate joint
 ventures and service companies ...........           --         --          483            483
Interest and other income .................          209         --       14,170         14,379
                                             -----------    -------    ---------    -----------
Total Revenues ............................       97,996      5,480       22,255        125,731
                                             -----------    -------    ---------    -----------
EXPENSES:
Property operating expenses ...............       37,202        823        2,654         40,679
Marketing, general and administrative .....        4,384        158        1,770          6,312
Interest ..................................        7,817        128       13,218         21,163
Depreciation and amortization .............       18,684      1,343        1,841         21,868
                                             -----------    -------    ---------    -----------
Total Expenses ............................       68,087      2,452       19,483         90,022
                                             -----------    -------    ---------    -----------
Income before distributions to preferred
 unitholders, minority interests' and
 extraordinary loss .......................  $    29,909    $ 3,028    $   2,772    $    35,709
                                             ===========    =======    =========    ===========
Total Assets ..............................  $ 2,104,169    $    --    $ 576,855    $ 2,681,024
                                             ===========    =======    =========    ===========

     The   following   table   sets   forth  the  components  of  the  Operating
Partnership's revenues and expenses and other related disclosures for the nine months ended September 30, 2000 and 1999 (in thousands):

                                                     NINE MONTHS ENDED
                                           -------------------------------------
                                                    SEPTEMBER 30, 2000
                                           -------------------------------------
                                               CORE                CONSOLIDATED
                                            PORTFOLIO     OTHER       TOTALS
                                           ----------- ---------- --------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ..........................  $ 325,218   $ 6,865      $ 332,083
Equity in earnings of real estate joint
 ventures and service companies ..........         --     3,893          3,893
Interest and other income ................        855    46,568         47,423
                                            ---------   -------      ---------
Total Revenues ...........................    326,073    57,326        383,399
                                            ---------   -------      ---------
EXPENSES:
Property operating expenses ..............    113,963     1,815        115,778
Marketing, general and administrative ....     15,434     3,312         18,746
Interest .................................     28,218    44,449         72,667
Depreciation and amortization ............     60,670     6,850         67,520
                                            ---------   -------      ---------
Total Expenses ...........................    218,285    56,426        274,711
                                            ---------   -------      ---------
Income (loss) before distributions to
 preferred unitholders, minority
 interests' and extraordinary loss .......  $ 107,788   $   900      $ 108,688
                                            =========   =======      =========

                                                            NINE MONTHS ENDED
                                           ----------------------------------------------------
                                                            SEPTEMBER 30, 1999
                                           ----------------------------------------------------
                                               CORE                                CONSOLIDATED
                                            PORTFOLIO      RMI          OTHER         TOTALS
                                           ----------- ----------- -------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ..........................  $ 240,753   $ 15,380     $   11,150     $ 267,283
Equity in earnings of real estate joint
 ventures and service companies ..........         --         --          1,372         1,372
Interest and other income ................        422          2         23,605        24,029
                                            ---------   --------     ----------     ---------
Total Revenues ...........................    241,175     15,382         36,127       292,684
                                            ---------   --------     ----------     ---------
EXPENSES:
Property operating expenses ..............     84,912      2,390          3,823        91,125
Marketing, general and administrative ....     12,184        456          2,296        14,936
Interest .................................     17,179        671         36,159        54,009
Depreciation and amortization ............     47,677      3,710          4,699        56,086
                                            ---------   --------     ----------     ---------
Total Expenses ...........................    161,952      7,227         46,977       216,156
                                            ---------   --------     ----------     ---------
Income (loss) before distributions to
 preferred unitholders, minority
 interests' and extraordinary loss .......  $  79,223   $  8,155     $  (10,850)    $  76,528
                                            =========   ========     ==========     =========

10. OTHER INVESTMENTS AND ADVANCES

     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of September 30, 2000, the Company had advanced approximately $92.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of September 30, 2000, approximately $77.5 million had been invested through the RSVP Commitment, of which $37.6 million represents RSVP-controlled joint venture REIT-qualified investments and $39.9 million represents advances to FrontLine under the RSVP Commitment. In addition, as of September 30, 2000, the Operating Partnership, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis. As of September 30, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.3 million of which approximately $3.2 million was received subsequent to September 30, 2000.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee has been recognized in income over an estimated nine month benefit period.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in its e-commerce and e-services partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

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

     As of September 30, 2000, the Operating Partnership owned and operated 81 office properties comprising approximately 14.2 million square feet, 103 industrial properties comprising approximately 6.6 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. During the quarter ended September 30, 2000, the Operating Partnership completed the repositioning of two former industrial properties into Class A office properties. The Operating Partnership is in the process of developing one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 315 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately 1.9 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $297.7 million in mortgage notes encumbering one Class A office property encompassing approximately 1.4 million square feet, approximately 403 acres of land located in New Jersey and approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York. On November 2, 2000, a mortgage note investment and related acquisition costs of approximately $292.5 million were exchanged, through a pre-packaged consensual bankruptcy, for title to the property which was secured by such mortgage note investment.

     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine's e-commerce and e-services operations and other general corporate purposes. As of September 30, 2000, the Company had advanced approximately $92.5 million under the FrontLine Facility. In addition, the Operating Partnership has approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint venture REIT-qualified investments or advances made to FrontLine under terms similar to the FrontLine Facility. As of September 30, 2000, approximately $77.5 million had been invested through the RSVP Commitment, of which $37.6 million represents RSVP-controlled joint venture REIT-qualified investments and $39.9 million represents advances to FrontLine under the RSVP Commitment. In addition, as of September 30, 2000, the Operating Partnership, through its unsecured credit facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow and on an interest-only basis. As of September 30, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.3 million of which approximately $3.2 million was received subsequent to September 30, 2000.

     During November 1999, the Board of Directors of the Company approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon and to issue preferred stock and to pay dividends thereon. In consideration of the amendments, FrontLine paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee has been recognized in income over an estimated nine month benefit period.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in its e-commerce and e-services partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Company's core office and industrial focus.

     On August 9, 1999, the Operating Partnership executed a contract for the sale of its interest in Reckson Morris Operating Partnership, L. P., ("RMI") which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Operating Partnership also entered into a sale agreement with Matrix relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sale price is $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) and will consist of a combination of (i) cash, (ii) convertible preferred and common stock of KTR, (iii) preferred units of KTR's operating partnership, (iv) relief of debt and (v) a purchase money mortgage note secured by certain land that is being sold to Matrix.

     As of September 30, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed for a combined sales price of approximately $258 million (net of minority partner's interest). The combined consideration consisted of approximately (i) $159.7million in cash, (ii) $60 million of preferred stock and operating partnership units of KTR, (iii) $1.5 million in common stock of KTR, (iv) approximately $26.7 million of debt relief and (v) approximately $10.1 million in purchase money mortgages. As a result, the Operating Partnership incurred a gain of approximately $16.7 million of which approximately $6.7 million was recognized during the current fiscal year. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. During July 2000, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR which was used primarily for general business purposes.

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

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Operating Partnership realized a gain of approximately $15.2 million. Cash proceeds received were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility.

     The market capitalization of the Operating Partnership at September 30, 2000 was approximately $3.4 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units,
(iii) the contributed value of Metropolitan's preferred interest and (iv) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at September 30, 2000. As a result, the Operating Partnership's total debt to total market capitalization ratio at September 30, 2000 equaled approximately 39.5%.

RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $14.6 million or 11.6% for the three months ended September 30, 2000 as compared to the 1999 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $4.9 million or 4.4% for the three months ended September 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is attributable to the acquisition of 1350 Avenue of the Americas and the development and/or redevelopment of several properties. In addition, Property Operating Revenues were also positively impacted by approximately $5.2 million from increases in occupancies and rental rates in our "same store" properties. Offsetting the increases in Property Operating Revenues was the negative impact of approximately $8.0 million of expired rent attributable to a major tenant vacating at 919 Third Avenue. Furthermore, Property Operating Revenues were negatively impacted by approximately $5.2 million of rent attributable to the industrial joint venture properties formerly owned by RMI, which properties were sold on September 27, 1999 as well as $4.6 million of rent attributable to certain Tower properties disposed of subsequent to the Tower transaction. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $12.2 million for the three months ended September 30, 2000 as compared to $2.1 million for the 1999 period. Included in the $12.2 million straight-line rent adjustment is $8.2 million attributable to 919 Third Avenue. This amount is attributable to the free rent periods contained in the three tenants' leases which replaced the major tenant vacating as described above. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $.6 million or 1.4% for the three months ended September 30, 2000 as compared to the 1999 period. This increase is primarily due to the acquisition of 1350 Avenue of the Americas in January 2000.
Offsetting the increase in Property Expenses is a reduction of approximately $.8 million and $2.2 million, respectively, relating to the RMI and Tower dispositions.

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30 , 2000 and 1999 were 64.4% and 63.3% respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.

     Marketing, general and administrative expenses decreased by approximately $215,000 for the three months ended September 30, 2000 as compared to the 1999 period. Marketing, general and administrative expenses as a percentage of total revenues were 4.3% for the three months ended September 30, 2000 as compared to 5.0% for the 1999 period.

     Interest expense increased by $3.5 million for the three months ended September 30, 2000 as compared to the 1999 period. The increase is due to new debt incurred with the 1350 Avenue of the Americas acquisition and is attributable to an increase in interest expense on the Operating Partnership's variable rate debt due to rising interest rates.

     The Operating Partnership's total revenues increased by $90.7 million or 31.0% for the nine months ended September 30, 2000 as compared to the 1999 period. Property Operating Revenues, increased by $64.8 million or 24.2% for the nine months ended September 30, 2000 as compared to the 1999 period. The increase in Property Operating Revenues is substantially attributable to the properties retained from the Tower portfolio acquisition in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue (which property and other revenue was reflected in Property Operating Revenues) in June 1999 and the acquisition of 1350 Avenue of the Americas in January 2000. In addition, Property Operating Revenues were also positively impacted by approximately $8.9 million from increases in occupancies and rental rates in our "same store" properties. Offsetting the increase in Property Operating Revenues was the negative impact of approximately $14.8 million of rent attributable to the RMI disposition and approximately $7.3 million of rent attributable from Tower properties disposed of subsequent to the Tower transaction. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $25.0 million for the nine months ended September 30, 2000 as compared to $6.8 million for the 1999 period. Included in the $25.0 million is $13.6 million attributable to 919 Third Avenue. This amount is attributable to the free rent periods contained in the three tenants' leases which replaced the major tenant vacating as described above. The remaining balance of the increase in total revenues is attributable to the gain on sales of real estate, interest income and fees relating to the FrontLine Facility and the RSVP Commitment and earnings generated by RSVP-controlled joint venture REIT-qualified investments.

     Property Expenses increased by $24.7 million or 27.1% for the nine months ended September 30, 2000 as compared to the 1999 period. This increase is primarily due to the acquisition of the Tower portfolio in May 1999, the acquisition of the first mortgage note secured by 919 Third Avenue in June 1999 (which operations were reflected in Property Expenses) and the acquisition of 1350 Avenue of the Americas in January 2000. Offsetting the increases in Property Expenses is a reduction of expenses of approximately $2.2 million and $3.2 million, respectively, relating to the RMI and Tower dispositions.

     Gross Operating Margins for the nine months ended September 30 , 2000 and 1999 were 65.1% and 65.9%, respectively. The decrease in Gross Operating Margins is primarily attributable to a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage, in 2000 compared to 1999. The higher proportionate share of the gross operating margins is attributable to the office properties acquired during the period May 1999 through January 2000 and the disposition of net leased industrial properties in September 1999. This shift in the composition of the portfolio was offset by increases in rental rates and occupancies and operating efficiencies realized.

     Marketing, general and administrative expenses increased by $3.8 million for the nine months ended September 30, 2000 as compared to the 1999 period.
The increase is due to the increased costs of managing the acquisition properties and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership including the opening of its New York City division in March 1999. Marketing, general and administrative expenses as a percentage of total revenues were 4.9% for the nine months ended September 30, 2000 as compared to 5.1% for the 1999 period.

     Interest expense increased by $18.7 million for the nine months ended September 30, 2000 as compared to the 1999 period. The increase is primarily due to secured borrowings assumed in the Tower acquisition as well as new debt incurred with the Tower and 1350 Avenue of the Americas acquisitions.
Additionally, the increase is also due to $300 million of Senior Unsecured Notes issued on March 26, 1999 and an increased cost attributable to an increased average balance on the Operating Partnership's unsecured credit
facility   and  term  loan.  The  weighted  average  balance  on  the  Operating
Partnership's unsecured credit facility and term loan was $465.6 million for the nine months ended September 30, 2000 as compared to $446.1 million for the nine months ended September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     On September 7, 2000, the Operating Partnership obtained a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Operating Partnership's existing $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with the existing unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the Operating Partnership's consolidated statements of income.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $212.4 million (of which, $62.3 million has been allocated for outstanding undrawn letters of credit).

     On November 2, 2000, the Operating Partnership obtained a three year secured $250 million first mortgage commitment on the property located at 919 Third Avenue, New York N. Y. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Operating Partnership purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Operating Partnership's Credit Facility.

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

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units of general partnership interest with a liquidation preference value of $100 million.

     As of September 30, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

     The Operating Partnership's indebtedness at September 30, 2000 totaled approximately $1.3 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $362.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $516.7 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.4 billion at September 30, 2000 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest and (iv) the $1.3 billion of debt), the Operating
Partnership's debt represented approximately 39.5% of its total market capitalization.

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

     The Credit Facility and a certain mortgage note bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

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

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                            2000          1999          2000          1999
                                                        -----------   -----------   -----------   -----------
Income before extraordinary loss ....................    $ 36,249      $ 25,574      $  80,988     $ 52,579
Less: extraordinary loss ............................       1,571           629          1,571          629
                                                         --------      --------      ---------     --------
Net income available to common unit holders .........      34,678        24,945         79,417       51,950
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization ..........      23,632        21,312         66,184       54,406
 Minority partners' interests in consolidated
   partnerships .....................................       1,874         2,150          5,773        4,933
 Extraordinary loss .................................       1,571           629          1,571          629
Less:
 Gain on sales of real estate .......................      15,206        10,052         21,868       10,052
 Amount distributed to minority partners in
   consolidated partnerships ........................       2,247         2,607          6,764        6,031
                                                         --------      --------      ---------     --------
 Funds From Operations ..............................    $ 44,302      $ 36,377      $ 124,313     $ 95,835
                                                         ========      ========      =========     ========
 Weighted average units outstanding .................      63,157        59,526         60,293       53,430
                                                         ========      ========      =========     ========

               SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES,
                  TENANT IMPROVEMENTS AND LEASING COMMISSIONS

     The   following   table   summarizes   the   expenditures   incurred   for
non-incremental capital expenditures, tenant improvements and leasing commissions for the Operating Partnership's office and industrial properties for the nine month period ended September 30, 2000 and the historical average of such non-incremental capital expenditures, tenant improvements and leasing commissions for the years 1996 through 1999.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                           NINE MONTHS
                                                                                            1996 -1999        ENDED
                                1996           1997            1998            1999          AVERAGE      SEPT. 30, 2000
                           ------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 1,446,894     $ 2,376,738
 Per Square Foot .........        0.13            0.22            0.23            0.23            0.20            0.24
CBD OFFICE PROPERTIES
 Total ...................         N/A            N/A             N/A             N/A             N/A      $   916,657
 Per Square Foot .........         N/A            N/A             N/A             N/A             N/A             0.43
INDUSTRIAL PROPERTIES
 Total ...................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   914,485     $   658,848
 Per Square Foot .........        0.18            0.15            0.12            0.11            0.14            0.09


 NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                                                                                                  NINE MONTHS
                                                                                                    1996-1999        ENDED
                                         1996          1997            1998            1999          AVERAGE     SEPT. 30, 2000
                                    ------------- -------------- --------------- --------------- -------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 523,574     $  784,044     $ 1,140,251     $ 1,009,357     $  864,307     $ 2,373,409
 Per Square Foot Improved .........        4.28           7.00            3.98            4.73           5.00            6.37
 Leasing Commissions ..............   $ 119,047     $  415,822     $   418,191     $   551,762     $  376,206     $ 1,995,078
 Per Square Foot Leased ...........        0.97           4.83            1.46            2.59           2.46            4.88
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    5.25     $    11.83     $      5.44     $      7.32     $     7.46     $     11.25
                                      =========     ==========     ===========     ===========     ==========     ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 834,764     $1,211,665     $   711,160     $ 1,316,611     $1,018,550     $   992,895
 Per Square Foot Improved .........        6.33           8.90            4.45            5.62           6.33            4.39
 Leasing Commissions ..............   $ 264,388     $  366,257     $   286,150     $   457,730     $  343,631     $   340,099
 Per Square Foot Leased ...........        2.00           2.69            1.79            1.96           2.11            3.00
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    8.33     $    11.59     $      6.24     $      7.58     $     8.44     $      7.39
                                      =========     ==========     ===========     ===========     ==========     ===========
CONNECTICUT OFFICE PROPERTIES (A)
 Tenant Improvements ..............   $  58,000     $1,022,421     $   202,880     $   179,043     $  449,952     $   342,973
 Per Square Foot Improved .........       12.45          13.39            5.92            4.88           9.16            4.86
 Leasing Commissions ..............   $       0     $  256,615     $   151,063     $   110,252     $  159,363     $   277,483
 Per Square Foot Leased ...........        0.00           3.36            4.41            3.00           2.69            3.93
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $   12.45     $    16.75     $     10.33     $      7.88     $    11.85     $      8.79
                                      =========     ==========     ===========     ===========     ==========     ===========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A         $   654,877     $   454,054     $  554,466     $ 1,724,101
 Per Square Foot Improved .........      N/A           N/A                3.78            2.29           3.04            8.11
 Leasing Commissions ..............      N/A           N/A         $   396,127     $   787,065     $  591,596     $ 1,205,706
 Per Square Foot Leased ...........      N/A           N/A                2.08            3.96           3.02            5.76
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............      N/A           N/A         $      5.86     $      6.25     $     6.06     $     13.87
                                      =========     ==========     ===========     ===========     ==========     ===========
NEW YORK OFFICE PROPERTIES
 Tenant Improvements ..............      N/A           N/A             N/A             N/A            N/A         $    11,977
 Per Square Foot Improved .........      N/A           N/A             N/A             N/A            N/A                0.51
 Leasing Commissions ..............      N/A           N/A             N/A             N/A            N/A         $   212,673
 Per Square Foot Leased ...........      N/A           N/A             N/A             N/A            N/A                9.01
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............      N/A           N/A             N/A             N/A            N/A         $      9.52
                                      =========     ==========     ===========     ===========     ==========     ===========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $ 380,334     $  230,466     $   283,842     $   375,646     $  317,572     $   360,691
 Per Square Foot Improved .........        0.72           0.55            0.76            0.25           0.57            0.64
 Leasing Commissions ..............   $ 436,213     $   81,013     $   200,154     $   835,108     $  388,122     $   137,184
 Per Square Foot Leased ...........        0.82           0.19            0.44            0.56           0.50            0.24
                                      ---------     ----------     -----------     -----------     ----------     -----------
 Total Per Square Foot ............   $    1.54     $     0.74     $      1.20     $      0.81     $     1.07     $      0.88
                                      =========     ==========     ===========     ===========     ==========     ===========

----------
(A) 1996 -- 1999 average weighted to reflect October 1996 acquisition date

                               LEASE EXPIRATIONS

     The following table sets forth scheduled lease expirations for executed leases as of September 30, 2000:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        13              37,717              1.2%           $ 21.01         $ 23.39
2001 ....................        40             179,285              5.8%           $ 22.94         $ 24.62
2002 ....................        33             165,462              5.4%           $ 22.24         $ 24.82
2003 ....................        49             291,296              9.4%           $ 22.12         $ 25.09
2004 ....................        45             275,654              8.9%           $ 23.04         $ 25.84
2005 ....................        67             603,218             19.5%           $ 22.17         $ 24.66
2006 AND THEREAFTER .....        85           1,543,154             49.8%                --              --
                                 --           ---------            -----
TOTAL ...................       332           3,095,786            100.0%
                                ===           =========            =====

OMNI:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        --                 --                --                 --              --
2001 ....................         4             32,680               5.6%           $ 27.39         $ 34.02
2002 ....................         4             80,060              13.8%           $ 26.23         $ 30.60
2003 ....................         6             81,809              14.1%           $ 29.60         $ 34.59
2004 ....................         4            112,414              19.4%           $ 26.05         $ 33.44
2005 ....................         7             59,166              10.2%           $ 27.99         $ 34.47
2006 AND THEREAFTER .....         8            214,323              36.9%                --              --
                                 --            -------             -----
TOTAL ...................        33            580,452             100.0%
                                 ==            =======             =====

INDUSTRIAL PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        10             213,450              4.3%            $ 4.74          $ 5.43
2001 ....................        28             557,139             11.2%            $ 5.42          $ 6.77
2002 ....................        26             240,344              4.8%            $ 6.43          $ 7.19
2003 ....................        30             731,234             14.7%            $ 5.30          $ 6.11
2004 ....................        34             634,085             12.8%            $ 6.40          $ 7.10
2005 ....................        18             396,810              8.0%            $ 5.81          $ 7.96
2006 AND THEREAFTER .....        49           2,192,911             44.2%                --              --
                                 --           ---------            -----
TOTAL ...................       195           4,965,973            100.0%
                                ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         2              13,204              1.1%           $ 15.04         $ 11.60
2001 ....................         7              96,120              7.5%           $ 11.61         $ 13.21
2002 ....................         3             118,620              9.3%           $ 10.19         $ 11.80
2003 ....................         5             244,648             19.1%           $  5.01         $  5.88
2004 ....................        10             129,218             10.1%           $ 11.98         $ 13.43
2005 ....................         4             359,417             28.1%           $  8.33         $  9.27
2006 AND THEREAFTER .....        13             317,457             24.8%                --              --
                                 --             -------            -----
TOTAL ...................        44           1,278,684            100.0%
                                 ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        12              39,684              1.3%           $ 21.57         $ 21.50
2001 ....................        39             255,484              8.3%           $ 20.73         $ 21.12
2002 ....................        47             459,105             14.8%           $ 20.20         $ 20.47
2003 ....................        43             263,153              8.5%           $ 21.94         $ 23.26
2004 ....................        26             158,602              5.1%           $ 21.08         $ 22.04
2005 ....................        48             381,712             12.3%           $ 24.97         $ 25.17
2006 AND THEREAFTER .....        46           1,539,039             49.7%                --              --
                                 --           ---------            -----
TOTAL ...................       261           3,096,779            100.0%
                                ===           =========            =====

STAMFORD OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................        10              30,373              2.9%           $ 21.22         $ 21.22
2001 ....................        22             136,087             12.9%           $ 22.58         $ 25.11
2002 ....................        20             100,199              9.5%           $ 27.39         $ 28.30
2003 ....................        14              95,298              9.1%           $ 31.50         $ 32.26
2004 ....................        20             221,929             21.1%           $ 22.85         $ 23.74
2005 ....................        23             109,943             10.4%           $ 28.28         $ 30.27
2006 AND THEREAFTER .....        20             359,099             34.1%                --              --
                                 --             -------            -----
TOTAL ...................       129           1,052,928            100.0%
                                ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         4              12,054              0.6%           $ 20.54         $ 21.49
2001 ....................        21             239,999             12.3%           $ 17.85         $ 18.08
2002 ....................        21             184,595              9.4%           $ 19.80         $ 20.43
2003 ....................        20             335,298             17.2%           $ 19.94         $ 20.04
2004 ....................        34             244,184             12.5%           $ 22.44         $ 22.98
2005 ....................        34             382,221             19.6%           $ 22.56         $ 23.61
2006 AND THEREAFTER .....        18             555,154             28.4%                --              --
                                 --             -------            -----
TOTAL ...................       152           1,953,505            100.0%
                                ===           =========            =====

NEW YORK CITY OFFICE

         YEAR OF                           TOTAL RENTABLE        % OF TOTAL            PER             PER
          LEASE                NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
        EXPIRATION           OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-------------------------   -----------   ----------------   -----------------   --------------   ------------
2000 ....................         5              55,468              1.6%           $ 38.28         $ 38.32
2001 ....................        18             134,464              3.9%           $ 33.07         $ 30.43
2002 ....................        18             184,130              5.4%           $ 32.02         $ 32.87
2003 ....................         7             115,726              3.4%           $ 31.89         $ 32.34
2004 ....................        20             223,686              6.6%           $ 36.74         $ 37.72
2005 ....................        34             437,590             12.8%           $ 35.58         $ 36.89
2006 AND THEREAFTER .....       114           2,262,900             66.3%                --              --
                                ---           ---------            -----
TOTAL ...................       216           3,413,964            100.0%
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary market risk facing the Operating Partnership is interest rate risk on its long-term debt, mortgage notes and notes receivable. The Operating Partnership will, when advantageous, hedge its interest rate risk using financial instruments. The Operating Partnership is not subject to foreign currency risk.

     The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with either a long-term fixed rate debt offering, long term mortgage debt, general partner contributions or through sales or partial sales of assets.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2000 (dollars in thousands):

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                              2000        2001          2002          2003          2004
                                          ----------- ------------ ------------- ------------- -------------
Long term debt:
 Fixed rate .............................   $ 1,872     $ 23,227     $  17,014     $   8,907     $ 112,372
 Weighted average interest rate .........      7.76%        7.59%         7.80%         7.79%         7.50%
 Variable rate ..........................   $    --     $ 70,000     $      --     $ 362,600     $      --
 Weighted average interest rate .........        --         8.28%           --          7.68%           --

                                           THEREAFTER     TOTAL(1)        FMV
                                          ------------ ------------- ------------
Long term debt:
 Fixed rate .............................  $ 747,427     $ 910,819    $ 910,819
 Weighted average interest rate .........       7.56%         7.56%
 Variable rate ..........................  $      --     $ 432,600    $ 432,600
 Weighted average interest rate .........         --          7.77%

----------------
(1) Includes unamortized issuance discounts of $633,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $4.3 million annual increase in interest expense based on approximately $432.6 million of variable rate debt outstanding at September 30, 2000.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2000 (dollars in thousands):





                                                       FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                               2000         2001        2002     2003      2004
                                          -------------- ---------- ----------- ------ ------------
Mortgage notes and notes receivable:
 Fixed rate .............................   $  277,551    $     15   $  6,326    $ --    $ 36,500
 Weighted average interest rate .........         9.41%       9.00%     10.22%     --       10.23%

                                           THEREAFTER     TOTAL (2)        FMV
                                          ------------ -------------- ------------
Mortgage notes and notes receivable:
 Fixed rate .............................   $ 16,990     $  337,382    $ 337,382
 Weighted average interest rate .........      11.65%          9.63%

----------------
(2) Excludes   mortgage   note   receivable   acquisition   costs  and  interest
receivables aggregating approximately $15.4 million.

                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

            On October 13, 2000, the Company, in its capacity as general partner of the Operating Partnership, authorized a distribution of one preferred unit purchase right (a "Right") for each outstanding Class A common unit of the Operating Partnership under a unitholder rights plan. This distribution was made to all holders of record on October 27, 2000. Each Right generally entitles the holder to purchase one one-thousandth of a series of junior participating preferred units (the "Preferred Units") at a price of $84.44 per one one-thousandth of a Preferred Unit (the "Purchase Price"). The Rights expire on October 13, 2010, unless earlier redeemed by the Operating Partnership.

            The Rights are generally exercisable only if a person or group becomes the beneficial owner of 15% or more of the outstanding Class A common stock of the Company or announces a tender offer for 15% or more of the Company's outstanding stock (an "Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, Class A common units or one one-thousandth of a Preferred Unit having a value equal to two times the Purchase Price of the Right.

            The Company adopted a similar purchase rights plan with respect to its common stock at the same time the unitholder rights plan was adopted.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None
Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K

       a)  Exhibits:

   NUMBER
-----------
  27.0        Financial Data Schedule


    b) During the three months ended September 30, 2000 the Registrant filed the following reports on Form 8K:

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON OPERATING PARTNERSHIP, L. P.
BY: RECKSON ASSOCIATES REALTY CORP., ITS GENERAL PARTNER




By:   \s\ Scott H. Rechler                     By:   \s\ Michael Maturo
---------------------------------------------  ------------------------------------------
Scott H. Rechler, Co-Chief Executive Officer   Michael Maturo, Executive Vice President,
and President                                  Treasurer and Chief Financial Officer

DATE: November 9, 2000