Form 10-K
period 2000-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2001-03-22
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X]   Annual  Report  Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2000

                                      OR
[  ] Transition  Report  Pursuant  to  Section  13  or  15(d)  of the Securities
         Exchange Act of 1934 for the transition period from    to
                        Commission File Number 1-13762

                             ---------------------

                     RECKSON OPERATING PARTNERSHIP, L. P.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                             11-3233647
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)


          225 BROADHOLLOW ROAD,
               MELVILLE, NY                        11747
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

Portions  of  the  definitive Proxy Statement of Reckson Associates Realty Corp.
relating to its Annual Shareholder's Meeting to be held May 24, 2001 are incorporated by reference into Part III.

As of March 22, 2001, 4,839,782 common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



  ITEM
  NO.                                                                                      PAGE
-------                                                                                   ------
                                               PART I
1.        Business ....................................................................    I-1
2.        Properties ..................................................................    I-8
3.        Legal Proceedings ...........................................................    I-18
4.        Submission of Matters to a Vote of Security Holders .........................    I-18
                                            PART II
5.        Market for Registrant's Common Equity and Related Security Matters ..........    II-1
6.        Selected Financial Data .....................................................    II-2
7.        Management's Discussion and Analysis of Financial Condition and Results of
          Operations ..................................................................    II-3
7(a).     Quantitative and Qualitative Disclosures about Market Risk ..................   II-11
8.        Financial Statements and Supplementary Data .................................   II-12
9.        Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ..................................................................   II-12
                                           PART III
  10.     Directors and Executive Officers of the Registrant ..........................   III-1
  11.     Executive Compensation ......................................................   III-1
  12.     Security Ownership of Certain Beneficial Owners and Management ..............   III-1
  13.     Certain Relationships and Related Transactions ..............................   III-1
                                            PART IV
  14.     Financial Statements and Schedules, Exhibits and Reports on Form 8-K ........    IV-1

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

     For  more  than  40  years,  Reckson  has  been  engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Operating Partnership is one of the largest owners and operators of Class A suburban and commercial business district ("CBD") office properties and industrial properties in the Tri-State Area. As of December 31, 2000, the Operating Partnership owned 188 properties (the "Properties") (including 10 joint venture properties) in the Tri-State Area encompassing approximately 21.3 million rentable square feet, all of which are managed by the Operating Partnership. The Properties consist of 65 Class A suburban office properties (the "Suburban Office Properties") encompassing approximately 9.1 million rentable square feet, 17 Class A CBD Office Properties (the "CBD Office Properties") encompassing approximately 5.3 million rentable square feet (together, the "Office Properties"), 104 industrial properties (the "Industrial Properties") encompassing approximately
6.8 million rentable square feet and two 10,000 square foot retail properties. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida. In addition, as of December 31, 2000, the Operating Partnership had approximately $6.4 million invested in certain mortgage indebtedness encumbering approximately 101 acres of land, approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partner's preferred unit interest in the Operating Partnership (the "Note Receivable Investments"). As of December 31, 2000, the Operating Partnership is in the process of developing a 315,000 square foot office building and also owned approximately 290 acres of land in 13 separate parcels on which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space.

     During 1999 and 2000, the Operating Partnership made investments in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a venture capital fund created as a research and development vehicle for the Operating Partnership to invest in alternative real estate sectors (see Corporate Strategies and Growth Opportunities). RSVP is managed by an affiliate of FrontLine Capital Group ("FrontLine"). The Operating Partnership has committed up to $100 million for investments in the form of either (i) RSVP-controlled (REIT-qualified) joint ventures or (ii) loans to FrontLine for FrontLine's investment in RSVP. As of December 31, 2000, the Operating
Partnership  has  invested  approximately  $41.1  million  in RSVP -- controlled
(REIT-qualified) joint ventures. In March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and advanced approximately $24 million under the RSVP Commitment to fund additional RSVP-controlled (REIT-qualified) joint ventures.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes or have been modernized to successfully compete with newer buildings and achieve among the highest rent, occupancy and tenant retention rates within their markets. The majority of the Suburban Office Properties are located in ten planned office parks. The Office Properties are tenanted by a diverse industry group of national firms which include consumer products, telecommunication, health care, insurance, financial services and professional service firms such as accounting firms and securities brokerage houses. The Industrial Properties are utilized for distribution, warehousing, research and development and light manufacturing / assembly activities and are located primarily in three planned industrial parks developed by Reckson.

     All of the Company's interests in the Properties, the Note Receivable Investments and land are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company controls the Operating Partnership as the sole general partner and as of December 31, 2000, owned approximately 88% of the Operating Partnership's outstanding Class A common units of limited partnership and Class B common units of limited partnership interest.

     The Operating Partnership seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $575 million scheduled to mature on September 7, 2003. The Credit Facility requires the Operating Partnership to comply with a number of financial and other covenants on an ongoing basis.

     There are numerous commercial properties that compete with the Operating Partnership in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Operating Partnership's executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (631) 694-6900. At December 31, 2000, the Operating Partnership had approximately 317 employees.

RECENT DEVELOPMENTS

Acquisition Activity.

     Set forth below is a brief description of the Operating Partnership's major acquisition activity during 2000.

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, CBD Office Property located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Credit Facility.

     On August 15, 2000, the Operating Partnership acquired 538 Broadhollow Road, a 180,000 square foot Suburban Office Property located in Melville, New York for a purchase price of approximately $25.6 million. This acquisition was financed, in part, through a borrowing under the Credit Facility.

     In addition, as of December 31, 2000, the Operating Partnership has invested approximately $6.4 million in certain mortgage indebtedness encumbering approximately 101 acres of land. The Operating Partnership has also loaned approximately $17.1 million to its minority partner in Omni, its 575,000 square foot flagship Long Island Suburban Office Property, and effectively increased its economic interest in the property owning partnership.

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which took place in three stages, of its interest in Reckson Morris Operating Partnership, L. P. ("RMI"), which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Operating Partnership also entered into a sale agreement with the Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sales price of $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) consisted of (i) approximately $159.7 million in cash, (ii) $41.5 million in convertible preferred and common stock of KTR, (iii) $61.6 million in preferred units of KTR's operating partnership, (iv) approximately $37.1 million of debt relief and (v) approximately $10.1 million in purchase money mortgage notes secured by certain land that is being sold to Matrix.

     As of December 31, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed. As a result, the Operating Partnership realized a gain of approximately $16.7 million. Such gain has been included in gain on dispositions of real estate on the Operating Partnership's consolidated statements of income. Cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's Credit Facility. In addition, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR and received principal repayments of approximately $7.2 million related to the purchase money mortgage notes, all of which was used primarily for general operating expenditures.

Leasing Activity

     During the year ended December 31, 2000, the Operating Partnership leased approximately 800,000 square feet at the CBD Office Properties at an average effective rent (i.e., base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions) of $32.80 per square foot, approximately 1.9 million square feet at the Suburban Office Properties at an average effective rent of $22.90 per square foot and approximately 1.3 million square feet at the Industrial Properties at an average effective rent of $7.29 per square foot. Included in this leasing data is 753,701 square feet at the Long Island Suburban Office Properties at an average effective rent of $24.07; 590,022 square feet at the Westchester Suburban Office Properties at an average effective rent of $23.01; 319,174 square feet at the Westchester CBD Office Properties at an average effective rent of $23.77; 149,301 square feet at the Connecticut CBD Office Properties at an average effective rent of $26.25; 548,878 square feet at the New Jersey Suburban Office Properties at an average effective rent of $21.19 and 331,442 square feet at the New York City CBD Office Properties at an average effective rent of $44.44. Also included in this leasing data is 1,222,932 square feet at the Long Island Industrial Properties at an average effective rent of $6.88; 48,568 square feet at the Westchester Industries Properties at an average effective rent of $17.26 and 16,150 square feet at the New Jersey Industrial Properties at an average effective rent of $8.96.

Financing Activities

     On September 7, 2000, the Operating Partnership obtained its three year $575 million unsecured revolving Credit Facility from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Operating Partnership's $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with such unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the Operating Partnership's consolidated statements of income.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $358.4 million (of which, $51.3 million has been allocated for outstanding undrawn letters of credit).

Other Financing Activities

     On January 13, 2000, in connection with the acquisition of 1350 Avenue of the Americas, the Operating Partnership obtained a secured $70 million first mortgage commitment which matures in August 2001 and bears interest at LIBOR plus 165 basis points

     On November 2, 2000, the Operating Partnership obtained a three year secured $250 million first mortgage commitment on the property located at 919 Third Avenue, New York N. Y. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Operating Partnership purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Operating Partnership's Credit Facility.

Unit Issuances

     On June 20, 2000, in conjunction with the Company's exchange of 4,181,818 shares of its Class A common stock for four million shares of its Series B preferred stock, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million shares of Series E preferred units with a liquidation preference value of $100 million.

OPERATING STRATEGIES AND GROWTH OPPORTUNITIES

     The Operating Partnership's primary business objectives are to maximize current return to its partners through increases in distributable cash flow and to increase partner's long-term total return through the appreciation in the value of its Class A common units and Class B common units. The Operating Partnership plans to achieve these objectives by continuing Reckson's operating strategies and capitalizing on the internal and external growth opportunities as described below.

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

     The Operating Partnership also intends to adhere to a policy of maintaining a debt ratio (defined as the total debt of the Operating Partnership as a percentage of the sum of the Operating Partnership's total debt and the value of its equity) of less than 50%. As of December 31, 2000, the Operating Partnership's debt ratio was approximately 40.6%. This calculation is net of minority partners' proportionate share of debt and including the Operating Partnership's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Operating Partnership with financial flexibility to select the optimal source of capital (whether through debt or partners contributions) with which to finance external growth.

     Growth Opportunities. The Operating Partnership intends to achieve its primary business objectives by applying its operating strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent the Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets remain strong with supply constrained markets management believes the Operating Partnership is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 85% of existing leases at the Long Island Properties, (ii) periodic contractual increases in Base Rent on existing leases at the Westchester Properties, the New Jersey Properties and the Southern Connecticut Properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment as a result of continued tightening of the office and industrial markets with limited new supply.

     In connection with the Operating Partnership's acquisition and merger transaction with Tower Realty Trust, Inc. (see External Growth below) the Operating Partnership entered the New York City office market. The New York City office market is currently experiencing favorable supply and demand characteristics exceeding those currently in the Operating Partnership's suburban markets and is also characterized by similar lack of available land supply and other barriers to entry that limit competition. The Operating Partnership's New York City office buildings offer similar potential for increase in Base Rents as described in (iii) above.

     External Growth. The Operating Partnership seeks to acquire multi-tenant suburban and CBD Class A office and industrial properties located in the
Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Operating Partnership believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $575 million, (ii) ability to acquire a property for Class A common units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its dominant position and franchise in the submarkets in which it owns Properties will enhance the Operating Partnership's ability to identify and capitalize on acquisition opportunities. The Operating Partnership also intends to selectively develop new Class A suburban and CBD office and industrial properties and to continue to redevelop existing Properties as these opportunities arise. For the near future, the Operating Partnership will concentrate its development activities on industrial and Class A Suburban and CBD office properties within the Tri-State Area. The Operating Partnership's expansion into the New York City office market and the opening of its New York City division provides it with additional opportunities to acquire interests in properties at attractive yields. The Operating Partnership also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     During  1997,  the  Company  formed  FrontLine  (formerly  Reckson  Service
Industries, Inc.) and RSVP. In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of December 31, 2000, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 2000, approximately $83.2 million had been funded through the RSVP Commitment, of which $41.1 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $42.1 million represents advances. In March 2001, the Operating Partnership increased the RSVP
Commitment to $110 million and advanced approximately $24 million under the RSVP Commitment to fund additional RSVP-controlled (REIT-qualified) joint ventures. In addition, as of December 31, 2000, the Operating Partnership, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow of FrontLine and on an interest-only basis. As of December 31, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.8 million.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in technology based partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP may invest up to $100 million, some of which may be invested by the Operating Partnership ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $3.3 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 2000, the Operating Partnership had invested, through the RSVP Commitment, approximately $20.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     As of December 31, 2000, the Operating Partnership has invested approximately $11.1 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP-SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.5 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested in certain service business activities related to student housing. As of December 31, 2000, RAP-SHP had investments in seven off-campus student housing projects. Additionally, during 2000, RAP-SHP entered into an off-campus development joint venture with Titan Investments II, a third party national developer. The purpose of the venture is to develop or reposition off-campus student housing projects across the United States.

     As of December 31, 2000, the Operating Partnership has invested approximately $3.4 million, through a subsidiary, in RAP MD, LLC ("RAP-MD"), a company that engages primarily in the acquisition, ownership, management and development of medical office properties. The Operating Partnership's investment was funded through the RSVP Commitment. As of December 31, 2000, RAP- MD had investments in eight medical office properties.

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Office Properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Operating Partnership realized a gain of approximately $15.2 million. Such gain has been included in gain on dispositions of real estate on the Operating Partnership's consolidated statements of income. Cash proceeds received were used primarily to repay borrowings under the Credit Facility.

     In July 1998, the Operating Partnership formed a joint venture, Metropolitan Partners LLC ("Metropolitan"), with Crescent Real Estate Equities Company, a Texas REIT ("Crescent") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A CBD Office Properties located in New York City totaling 1.6 million square feet and one Suburban Office Property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside of the Tri-State Area.

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

     Prior to the closing of the merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Operating Partnership has incurred a loss of approximately $4.4 million which has been included in gain (loss) on dispositions of real estate on the Operating Partnership's consolidated statements of income.

     Subsequent to the closing of the merger, the Operating Partnership acquired title to 919 Third Avenue and 1350 Avenue of the Americas located in New York City. The Operating Partnership holds all of the Properties in its New York City division through Metropolitan.

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

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 2000, the Operating Partnership owned and operated 188 Properties (including 10 joint venture office properties but excluding the RSVP-controlled joint ventures) in the Tri-State Area encompassing approximately 21.3 million square feet. These properties consist of 65 Class A Suburban Office Properties encompassing approximately 9.1 million square feet and 17 Class A CBD Office Properties encompassing approximately 5.3 million square feet, 104 Industrial Properties encompassing approximately 6.8 million rentable square feet and two free-standing 10,000 square foot retail properties. The Operating Partnership also owns a 357,000 square foot Class A office building in Orlando, Florida. The rentable square feet of each property has been determined for these purposes based on the aggregate leased square footage specified in currently effective leases and, with respect to vacant space, management's estimate. In addition, as of December 31, 2000, the Operating Partnership is in the process of developing a 315,000 square foot office building and owned approximately 290 acres of land in 13 separate parcels of on which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space.

     Reckson has historically emphasized the development and acquisition of properties that are in strong CBD markets or are part of large scale office and industrial parks. Approximately 37% (measured by rentable square footage) of the Office Properties are CBD Office Properties. In addition, approximately 67% of the Suburban Office Properties and approximately 59% of the Industrial Properties are located in such parks (measured by rentable square footage). The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants.

     Set forth below is a summary of certain information relating to the Properties, categorized by Office and Industrial Properties, as of December 31, 2000.

OFFICE PROPERTIES

General

     As of December 31, 2000, the Operating Partnership owned or had an interest in 65 Class A Suburban Office Properties encompassing approximately
9.1 million square feet and 17 Class A CBD Office Properties encompassing approximately 5.3 million square feet. As of December 31, 2000, these Office Properties were approximately 97.2% leased (percent leased excludes properties under development) to approximately 1,100 tenants.

     The Office Properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty two of the 65 Suburban Office Properties are located in the following ten planned office parks: the North Shore Atrium, the Huntington Melville Corporate Center, the Nassau West Corporate Center, the Tarrytown Corporate Center, the Executive Hill Office Park, the Reckson Executive Park, the University Square Office Complex, the Summit at Valhalla, the Mt. Pleasant Corporate Center, and the Short Hills
Office Complex. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Operating Partnership's reputation for providing a high level of tenant service have enabled the Operating Partnership to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers.

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

     The following table sets forth certain information as of December 31, 2000 for each of the Office Properties.

                                                    OWNERSHIP
                                                    INTEREST
                                                     (GROUND
                                                      LEASE                     LAND
                                      PERCENTAGE   EXPIRATION       YEAR        AREA
PROPERTY                               OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
------------------------------------ ------------ ------------ ------------- ---------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
                                                   Leasehold
395 North Service Rd ...............      100%    (2,081)      1988              7.5
200 Broadhollow Rd .................      100%        Fee      1981              4.6
48 South Service Rd ................      100%        Fee      1986              7.3
35 Pinelawn Rd .....................      100%        Fee      1980              6.0
275 Broadhollow Rd . ...............       51%        Fee      1970              5.8
58 South Service Rd (3) . ..........      100%        Fee      2000             16.5
1305 Old Walt Whitman Rd ...........       51%        Fee      1998(5)          18.1
                                                                                ----
Total--Huntington Melville
 Corporate Center (4) ..............                                            65.8
                                                                                ----
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike
 (North Shore Atrium I) ............      100%        Fee      1977             13.0
6900 Jericho Turnpike
 (North Shore Atrium II) ...........      100%        Fee      1982              5.0
                                                                                ----
Total--North Shore Atrium ..........                                            18.0
                                                                                ----
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate                            Leasehold
 Center II) ........................      100%    (2,082)      1984              9.1
60 Charles Lindbergh Blvd.
 (Nassau West Corporate                            Leasehold
 Center I) .........................      100%    (2,082)      1989              7.8
                                                   Leasehold
51 Charles Lindbergh Blvd. .........      100%    (2,084)      1989              6.6
                                                   Leasehold
55 Charles Lindbergh Blvd. .........      100%    (2,082)      1982             10.0
333 Earl Ovington Blvd.                            Leasehold
 (The Omni) ........................       60%    (2,088)      1991             30.6
                                                   Leasehold
90 Merrick Ave. ....................       51%    (2,084)      1985             13.2
                                                                                ----
Total--Nassau West Corporate
 Center ............................                                            77.3
                                                                                ----
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ..............      100%        Fee      1974              1.4
520 White Plains Road ..............       60%        Fee(6)   1981              6.8
555 White Plains Road ..............      100%        Fee      1972              4.2
560 White Plains Road ..............      100%        Fee      1980              4.0
580 White Plains Road ..............      100%        Fee      1977              6.1
660 White Plains Road ..............      100%        Fee      1983             10.9
                                                                                ----
Total--Tarrytown Corporate
 Center ............................                                            33.4
                                                                                ----
Reckson Executive Park
 Rye Brook, NY
1 International Dr. ................      100%        Fee      1983             N/A
2 International Dr. ................      100%        Fee      1983             N/A

                                                                                         ANNUAL
                                                                                          BASE
                                                                                          RENT
                                                   RENTABLE                 ANNUAL        PER       NUMBER
                                        NUMBER      SQUARE     PERCENT       BASE        LEASED    OF TENANT
PROPERTY                              OF FLOORS      FEET       LEASED     RENT (2)     SQ. FT.     LEASES
------------------------------------ ----------- ------------ --------- ------------- ----------- ----------
Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
395 North Service Rd ...............       4        187,393      99.3%   $ 4,924,316    $ 26.47         4
200 Broadhollow Rd .................       4         67,432     100.0%   $ 1,553,502    $ 23.04        13
48 South Service Rd ................       4        125,372     100.0%   $ 3,145,035    $ 25.08         8
35 Pinelawn Rd .....................       2        105,241      92.5%   $ 2,011,350    $ 20.66        25
275 Broadhollow Rd . ...............       4        124,441      99.6%   $ 2,833,490    $ 22.85        13
58 South Service Rd (3) . ..........       4        277,500        --             --         --        --
1305 Old Walt Whitman Rd ...........       3        167,400      98.1%   $ 4,124,735    $ 25.13         6
                                                    -------              -----------                   --
Total--Huntington Melville
 Corporate Center (4) ..............              1,054,779      98.6%   $18,592,428    $ 24.28        69
                                                  ---------              -----------                   --
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike
 (North Shore Atrium I) ............       2        209,028      96.0%   $ 4,094,898    $ 20.41        44
6900 Jericho Turnpike
 (North Shore Atrium II) ...........       4         95,149     100.0%   $ 2,156,644    $ 22.67        14
                                                  ---------              -----------                   --
Total--North Shore Atrium ..........                304,177      97.3%   $ 6,251,542    $ 21.12        58
                                                  ---------              -----------                   --
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate
 Center II) ........................       6        211,845      96.5%   $ 4,567,615    $ 22.34        23
60 Charles Lindbergh Blvd.
 (Nassau West Corporate
 Center I) .........................       2        195,998     100.0%   $ 4,578,271    $ 23.36         7
51 Charles Lindbergh Blvd. .........       1        108,000     100.0%   $ 2,275,649    $ 21.07         1
55 Charles Lindbergh Blvd. .........       2        214,581     100.0%   $ 2,606,170    $ 12.15         2
333 Earl Ovington Blvd.
 (The Omni) ........................      10        575,000      99.3%   $16,083,501    $ 28.17        32
90 Merrick Ave. ....................       9        221,839      97.3%   $ 4,997,745    $ 23.15        20
                                                  ---------              -----------                   --
Total--Nassau West Corporate
 Center ............................              1,527,263      98.9%   $35,108,951    $ 23.24        85
                                                  ---------              -----------                   --
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road ..............       2         26,468      95.3%   $   426,143    $ 16.90        21
520 White Plains Road ..............       6        171,761     100.0%   $ 3,727,762    $ 21.70         2
555 White Plains Road ..............       5        121,585      94.1%   $ 2,692,386    $ 23.53         8
560 White Plains Road ..............       6        126,471      92.7%   $ 2,220,688    $ 18.95        14
580 White Plains Road ..............       6        170,726      94.6%   $ 3,525,079    $ 21.82        17
660 White Plains Road ..............       6        258,715      92.7%   $ 5,090,460    $ 21.23        38
                                                  ---------              -----------                   --
Total--Tarrytown Corporate
 Center ............................                875,726      94.8%   $17,682,518    $ 21.30       100
                                                  ---------              -----------                  ---
Reckson Executive Park
 Rye Brook, NY
1 International Dr. ................       3         90,000     100.0%   $ 1,170,000    $ 13.00         1
2 International Dr. ................       3         90,000     100.0%   $ 1,170,000    $ 13.00         1

                                                    OWNERSHIP
                                                    INTEREST
                                                     (GROUND
                                                      LEASE                     LAND
                                      PERCENTAGE   EXPIRATION       YEAR        AREA
PROPERTY                               OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
------------------------------------ ------------ ------------ ------------- ---------
3 International Dr. ................      100%        Fee      1983             N/A
4 International Dr. ................      100%        Fee      1986             N/A
5 International Dr. ................      100%        Fee      1986             N/A
6 International Dr. ................      100%        Fee      1986             N/A
Total--Reckson Executive Park ......                                             44.4
                                                                                -----
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................      100%        Fee      1988              11.3
200 Summit Dr. .....................      100%        Fee      1990              18.0
500 Summit Dr. .....................      100%        Fee      1986              29.1
                                                                                -----
Total -- Summit at Valhalla ........                                             58.4
                                                                                -----
Mt. Pleasant Corporate Center ......
115/117 Stevens Ave. ...............      100%        Fee      1984               5.0
                                                                                -----
Total -- Mt Pleasant Corporate
 Center ............................                                              5.0
                                                                                -----
Landmark Square
 Stamford, CT
One Landmark Square ................      100%        Fee      1973             N/A
Two Landmark Square ................      100%        Fee      1976             N/A
Three Landmark Square ..............      100%        Fee      1978             N/A
Four Landmark Square ...............      100%        Fee      1977             N/A
Five Landmark Square ...............      100%        Fee      1976             N/A
Six Landmark Square ................      100%        Fee      1984             N/A
Total -- Landmark Square ...........                                              7.2
                                                                                -----
Stamford Towers Stamford, CT .......
680 Washington Blvd. ...............       51%        Fee      1989               1.3
750 Washington Blvd. ...............       51%        Fee      1989               2.4
                                                                                -----
Total--Stamford Towers .............                                              3.7
                                                                                -----
Stand-alone Long Island
 Properties
400 Garden City Plaza
 Garden City, NY ...................       51%        Fee      1989               5.7
88 Duryea Rd.
 Melville, NY ......................      100%        Fee      1986               1.5
310 East Shore Rd.
 Great Neck, NY ....................      100%        Fee      1981               1.5
333 East Shore Rd.                                 Leasehold
 Great Neck, NY ....................      100%    (2,030)      1976               1.5
520 Broadhollow Rd.
 Melville, NY ......................      100%        Fee      1978               7.0
1660 Walt Whitman Rd.
 Melville, NY ......................      100%        Fee      1980               6.5
125 Baylis Rd.
 Melville, NY ......................      100%        Fee      1980               8.2
150 Motor Parkway
 Hauppauge, NY .....................      100%        Fee      1984              11.3
1979 Marcus Ave.
 Lake Success, NY ..................      100%        Fee      1987               8.6
120 Mineola Blvd.
 Mineola, NY .......................      100%        Fee      1989               0.7
538 Broadhollow Road
 Melville, NY ......................      100%        Fee      1986               7.5
50 Marcus Drive,
 Melville, NY ......................      100%        Fee      2000(5)           12.9
                                                                                -----
Total--Stand-alone Long Island .....                                             72.9
                                                                                -----
Stand-alone Westchester
 Properties
155 White Plains Road,
 Tarrytown, NY .....................      100%        Fee      1963              13.2
235 Main Street, White
 Plains, NY ........................      100%        Fee      1974(5)            0.4
245 Main Street
 White Plains, NY ..................      100%        Fee      1983               0.4
120 White Plains Rd.
 Tarrytown, NY .....................       51%        Fee      1984               9.7



                                                                                           ANNUAL
                                                                                            BASE
                                                                                            RENT
                                                   RENTABLE                   ANNUAL        PER       NUMBER
                                        NUMBER      SQUARE      PERCENT        BASE        LEASED    OF TENANT
PROPERTY                              OF FLOORS      FEET        LEASED      RENT (2)     SQ. FT.     LEASES
------------------------------------ ----------- ------------ ----------- ------------- ----------- ----------
3 International Dr. ................       3         91,174       100.0%   $ 2,015,775    $ 22.10         5
4 International Dr. ................       3         86,694        89.3%   $ 2,014,051    $ 26.01         8
5 International Dr. ................       3         90,000       100.0%   $ 2,181,374    $ 24.24         1
6 International Dr. ................       3         94,016       100.0%   $ 1,656,258    $ 17.62         8
                                                     ------                -----------                    -
Total--Reckson Executive Park ......                541,884        98.3%   $10,207,458    $ 19.16        24
                                                    -------                -----------                   --
Summit at Valhalla
 Valhalla, NY
100 Summit Dr. .....................       4        249,551        95.7%   $ 5,125,534    $ 21.45         9
200 Summit Dr. .....................       4        240,834        89.7%   $ 4,610,306    $ 21.34        13
500 Summit Dr. .....................       4        208,660       100.0%   $ 5,633,820    $ 27.00         1
                                                    -------                -----------                   --
Total -- Summit at Valhalla ........                699,045        94.9%   $15,369,660    $ 23.17        23
                                                    -------                -----------                   --
Mt. Pleasant Corporate Center ......
115/117 Stevens Ave. ...............       3        162,004        95.6%   $ 2,895,825    $ 18.70        15
                                                    -------                -----------                   --
Total -- Mt Pleasant Corporate
 Center ............................                162,004        95.6%   $ 2,895,825    $ 18.70        15
                                                    -------                -----------                   --
Landmark Square
 Stamford, CT
One Landmark Square ................      22        296,716        89.2%   $ 6,311,100    $ 23.83        58
Two Landmark Square ................       3         39,701        87.8%   $   717,196    $ 20.58        10
Three Landmark Square ..............       6        128,286       100.0%   $ 1,687,016    $ 13.15        18
Four Landmark Square ...............       5        104,446        93.9%   $ 1,723,990    $ 17.57        16
Five Landmark Square ...............       3         57,273       100.0%   $   302,731    $  5.29         3
Six Landmark Square ................      10        171,899        96.9%   $ 3,920,672    $ 23.53         8
                                                    -------                -----------                   --
Total -- Landmark Square ...........                798,321        94.0%   $14,662,705    $ 19.54       113
                                                    -------                -----------                  ---
Stamford Towers Stamford, CT .......
680 Washington Blvd. ...............      11        132,759        99.5%   $ 3,786,544    $ 28.66         7
750 Washington Blvd. ...............      11        192,108        99.6%   $ 4,675,265    $ 24.44        11
                                                    -------                -----------                  ---
Total--Stamford Towers .............                324,867        99.6%   $ 8,461,809    $ 21.15        18
                                                    -------                -----------                  ---
Stand-alone Long Island
 Properties
400 Garden City Plaza
 Garden City, NY ...................       5        176,073        96.6%   $ 4,100,754    $ 24.12        25
88 Duryea Rd.
 Melville, NY ......................       2         25,061        96.7%   $   406,370    $ 16.77         4
310 East Shore Rd.
 Great Neck, NY ....................       4         50,000        91.2%   $ 1,056,684    $ 23.17        20
333 East Shore Rd.
 Great Neck, NY ....................       2         17,715        99.6%   $   452,678    $ 25.65         9
520 Broadhollow Rd.
 Melville, NY ......................       1         83,176        71.1%   $ 1,193,719    $ 20.19         2
1660 Walt Whitman Rd.
 Melville, NY ......................       1         73,115        99.9%   $ 1,435,770    $ 19.66         5
125 Baylis Rd.
 Melville, NY ......................       2         98,329        95.3%   $ 1,842,756    $ 19.66        15
150 Motor Parkway
 Hauppauge, NY .....................       4        191,447        96.1%   $ 4,152,752    $ 22.56        23
1979 Marcus Ave.
 Lake Success, NY ..................       4        326,612       100.0%   $ 7,159,400    $ 21.92        29
120 Mineola Blvd.
 Mineola, NY .......................       6        101,000       100.0%   $ 2,398,421    $ 23.75        16
538 Broadhollow Road
 Melville, NY ......................       4        180,339        95.7%   $ 4,121,324    $ 23.89        12
50 Marcus Drive,
 Melville, NY ......................       2        163,762       100.0%   $ 1,074,688    $  6.56         1
                                                    -------                -----------                  ---
Total--Stand-alone Long Island .....              1,486,629        96.6%   $29,395,316    $ 22.26       161
                                                  ---------                -----------                  ---
Stand-alone Westchester
 Properties
155 White Plains Road,
 Tarrytown, NY .....................       2         60,909        99.6%   $ 1,168,551    $ 19.27         5
235 Main Street, White
 Plains, NY ........................       6         83,237        93.8%   $ 1,513,711    $ 19.38        29
245 Main Street
 White Plains, NY ..................       6         73,543        93.3%   $ 1,216,955    $ 17.75        15
120 White Plains Rd.
 Tarrytown, NY .....................       6        197,785        99.6%   $ 4,730,530    $ 24.03        11

                                                      OWNERSHIP
                                                      INTEREST
                                                       (GROUND
                                                        LEASE                     LAND
                                        PERCENTAGE   EXPIRATION       YEAR        AREA      NUMBER
PROPERTY                                 OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)   OF FLOORS
-------------------------------------- ------------ ------------ ------------- --------- -----------
80 Grasslands
 Elmsford, NY ........................      100%         Fee         1989           4.9        3
360 Hamilton Avenue
 White Plains, NY ....................      100%         Fee         1977           1.5       12
140 Grand Street
 White Plains, NY ....................      100%         Fee         1991           2.2        9
                                                                                  -----
Total Stand-alone Westchester
 Properties ..........................                                             32.3
                                                                                  -----
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr .....................      100%         Fee         1978          10.1        3
200 Executive Dr .....................      100%         Fee         1980           8.2        4
300 Executive Dr .....................      100%         Fee         1984           8.7        4
10 Rooney Circle .....................      100%         Fee         1971           5.2        3
                                                                                  -----
Total--Executive Hill Office Park                                                  32.2
                                                                                  -----
University Square
 Princeton, NJ
100 Campus Dr. .......................      100%         Fee         1987         N/A          1
104 Campus Dr. .......................      100%         Fee         1987         N/A          1
115 Campus Dr. .......................      100%         Fee         1987         N/A          1
Total University Square ..............                                             11.0
                                                                                  -----
Short Hills Office Complex
 Short Hills, NJ
101 West John F. Kennedy
 Parkway .............................      100%         Fee         1981           9.0        6
101 East John F. Kennedy
 Parkway .............................      100%         Fee         1981           6.0        4
51 John F Kennedy Parkway ............       51%         Fee         1988          11.0        5
                                                                                  -----
Total -- Short Hills Office ..........                                             26.0
                                                                                  -----
Stand-alone New Jersey
 Properties
1 Paragon Drive
 Montvale, NJ ........................      100%         Fee         1980           11         2
99 Cherry Hill Road
 Parsippany, NJ ......................      100%         Fee         1982           8.8        3
119 Cherry Hill Road
 Parsippany, NJ ......................      100%         Fee         1982           9.3        3
One Eagle Rock
 Hanover, NJ .........................      100%         Fee         1986          10.4        3
155 Passaic Ave.
 Fairfield, NJ .......................      100%         Fee         1984           3.6        4
3 University Plaza
 Hackensack, NJ ......................      100%         Fee         1985          10.6        6
1255 Broad Street
 Clifton, NJ .........................      100%         Fee         1968          11.1        2
492 River Rd,
 Nutley, NJ ..........................      100%         Fee         1952          17.3       13
                                                                                  -----
Total Stand-alone New Jersey
 Properties ..........................                                             82.1
                                                                                  -----
New York City Properties
120 W. 45th Street New York, NY             100%         Fee         1989           0.4       40
100 Wall Street
 New York, NY ........................      100%         Fee         1969           0.5       29
810 Seventh Avenue
 New York, NY ........................      100%         Fee         1970           0.6       42
919 Third Avenue
 New York, NY ........................      100%       Fee(7)        1971           1.5       47
1350 Avenue of the Americas
 New York, NY ........................      100%         Fee         1966           0.6       35
                                                                                  -----
Total -- New York City Office
 Properties ..........................                                              3.6
                                                                                  -----
Total--Office Properties (4) .........                                            573.3
                                                                                  =====



                                                                                   ANNUAL
                                                                                    BASE
                                                                                    RENT
                                         RENTABLE                    ANNUAL         PER       NUMBER
                                          SQUARE      PERCENT         BASE         LEASED    OF TENANT
PROPERTY                                   FEET        LEASED       RENT (2)      SQ. FT.     LEASES
-------------------------------------- ------------ ----------- --------------- ----------- ----------
80 Grasslands
 Elmsford, NY ........................      85,104      100.0%   $  1,695,536     $ 19.92          5
360 Hamilton Avenue
 White Plains, NY ....................     382,000       96.5%   $  7,465,521     $ 20.26         15
140 Grand Street
 White Plains, NY ....................     130,136       93.0%   $  2,663,153     $ 22.00         17
                                           -------               ------------                     --
Total Stand-alone Westchester
 Properties ..........................   1,012,714       96.7%   $ 20,453,957     $ 20.89         97
                                         ---------               ------------                     --
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr .....................      92,872      100.0%   $  1,917,717     $ 20.65         11
200 Executive Dr .....................     102,630       99.9%   $  2,204,345     $ 20.94         16
300 Executive Dr .....................     126,196      100.0%   $  2,213,881     $ 17.54         11
10 Rooney Circle .....................      69,684      100.0%   $  1,406,904     $ 20.19          2
                                         ---------               ------------                     --
Total--Executive Hill Office Park          391,382      100.0%   $  7,742,847     $ 19.78         40
                                         ---------               ------------                     --
University Square
 Princeton, NJ
100 Campus Dr. .......................      27,350      100.0%   $    622,621     $ 22.76          3
104 Campus Dr. .......................      70,155      100.0%   $  1,515,517     $ 21.60          2
115 Campus Dr. .......................      33,600      100.0%   $    721,107     $ 21.46          2
                                         ---------               ------------                     --
Total University Square ..............     131,105      100.0%   $  2,859,245     $ 21.81          7
                                         ---------               ------------                     --
Short Hills Office Complex
 Short Hills, NJ
101 West John F. Kennedy
 Parkway .............................     185,233      100.0%   $  2,963,728     $ 16.00          1
101 East John F. Kennedy
 Parkway .............................     122,841      100.0%   $    655,152     $  5.33          1
51 John F Kennedy Parkway ............     248,962      100.0%   $  8,790,239     $ 33.79         18
                                         ---------               ------------                     --
Total -- Short Hills Office ..........     557,036      100.0%   $ 12,409,119     $ 22.28         20
                                         ---------               ------------                     --
Stand-alone New Jersey
 Properties
1 Paragon Drive
 Montvale, NJ ........................     104,599       81.6%   $  1,763,074     $ 20.67         16
99 Cherry Hill Road
 Parsippany, NJ ......................      93,250       99.0%   $  1,746,078     $ 18.92         16
119 Cherry Hill Road
 Parsippany, NJ ......................      95,724       99.9%   $  1,908,205     $ 19.96         17
One Eagle Rock
 Hanover, NJ .........................     140,000      100.0%   $  3,223,210     $ 23.02          8
155 Passaic Ave.
 Fairfield, NJ .......................      87,986      100.0%   $  1,348,254     $ 15.32          5
3 University Plaza
 Hackensack, NJ ......................     216,403       93.2%   $  4,041,680     $ 20.04         21
1255 Broad Street
 Clifton, NJ .........................     193,574      100.0%   $  4,259,924     $ 22.01          2
492 River Rd,
 Nutley, NJ ..........................     130,009      100.0%   $  1,358,105     $ 10.45          1
                                         ---------               ------------                     --
Total Stand-alone New Jersey
 Properties ..........................   1,061,545       96.9%   $ 19,648,530     $ 19.10         86
                                         ---------               ------------                     --
New York City Properties
120 W. 45th Street New York, NY            443,109      100.0%   $ 15,908,898     $ 35.90         44
100 Wall Street
 New York, NY ........................     458,626       99.3%   $ 14,063,841     $ 30.89         38
810 Seventh Avenue
 New York, NY ........................     692,060       95.1%   $ 23,323,658     $ 35.44         36
919 Third Avenue
 New York, NY ........................   1,374,966       99.1%   $ 32,217,043     $ 23.95         22
1350 Avenue of the Americas
 New York, NY ........................     540,000       92.8%   $ 15,848,017     $ 31.62         77
                                         ---------               ------------                     --
Total -- New York City Office
 Properties ..........................   3,508,761       97.0%   $101,361,457     $ 29.45        217
                                         ---------               ------------                    ---
Total--Office Properties (4) .........  14,437,238       97.2%   $323,103,367     $ 23.48      1,133
                                        ==========               ============                  =====

----------
(1) Ground lease expirations assume exercise of renewal options by the lessee.

(2) Represents Base Rent of signed leases at December 31, 2000 adjusted for scheduled contractual increases during the 12 months ending December 31, 2001. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2001. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Property is currently under development.
(4) Percent leases excludes properties under development.
(5) Year renovated.
(6) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(7) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL PROPERTIES

General.

     As of December 31, 2000, the Operating Partnership owned or had an interest in 104 Industrial Properties that encompass approximately 6.8 million rentable square feet. As of December 31, 2000, the Industrial Properties were approximately 97.5% leased (percentage leased excludes properties under development) to approximately 230 tenants. Many of the Industrial Properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

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

     Approximately 86% of the Industrial Properties, measured by square footage, are located on Long Island. Sixty eight percent of these properties, as measured by square footage, are located in the following three Industrial Parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and (iii) County Line Industrial Center.

     In addition to the Industrial Properties on Long Island, the Operating Partnership owns nine Industrial Properties in the other suburban markets. These properties encompass approximately 940,000 square feet and were approximately 93 % leased as of December 31, 2000.

     The following table sets forth certain information as of December 31, 2000 for each of the Industrial Properties.

                                               OWNERSHIP
                                                INTEREST
                                                (GROUND
                                                 LEASE                      LAND    CLEARANCE
                                 PERCENTAGE   EXPRIRATION       YEAR        AREA      HEIGHT
PROPERTY                          OWNERSHIP       DATE      CONSTRUCTED   (ACRES)     (FEET)
------------------------------- ------------ ------------- ------------- --------- -----------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway ......................    100%           Fee          1967          4.2       16
410 Vanderbilt Motor
 Parkway ......................    100%           Fee          1965          3.0       15
595 Old Willets Path ..........    100%           Fee          1968          3.5       14
611 Old Willets Path ..........    100%           Fee          1963          3.0       14
631/641 Old Willets Path.          100%           Fee          1965          1.9       14
651/661 Old Willets Path..         100%           Fee          1966          2.0       14

                                 PRECENTAGE
                                  OFFICE/                                        ANNUAL
                                  RESEARCH                                        BASE
                                    AND                                           RENT     NUMBER
                                  DEVELOP-   RENTABLE                ANNUAL       PER        OF
                                    MENT      SQUARE     PERCENT      BASE       LEASED    TENANTS
PROPERTY                           FINISH      FEET       LEASED    RENT (2)    SQ. FT.    LEASES
------------------------------- ----------- ---------- ----------- ---------- ----------- --------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway ......................      62%     54,000        100.0%  $543,780     $ 10.07       1
410 Vanderbilt Motor
 Parkway ......................       7%     41,784         90.4%  $ 98,302     $  2.60       3
595 Old Willets Path ..........      14%     31,670        100.0%  $192,605     $  6.08       4
611 Old Willets Path ..........      11%     20,000        100.0%  $127,550     $  6.38       2
631/641 Old Willets Path.            31%     25,000        100.0%  $ 95,560     $  3.82       4
651/661 Old Willets Path..           45%     25,000        100.0%  $184,479     $  7.38       7

                                           OWNERSHIP
                                            INTEREST
                                            (GROUND
                                             LEASE                      LAND    CLEARANCE
                             PERCENTAGE   EXPRIRATION       YEAR        AREA      HEIGHT
PROPERTY                      OWNERSHIP       DATE      CONSTRUCTED   (ACRES)     (FEET)
--------------------------- ------------ ------------- ------------- --------- -----------
681 Old Willets Path ......    100%           Fee          1961           1.3      14
740 Old Willets Path ......    100%           Fee          1965           3.5      14
325 Rabro Dr ..............    100%           Fee          1967           2.7      14
250 Kennedy Dr ............    100%           Fee          1979           7.0      16
90 Plant Ave ..............    100%           Fee          1972           4.3      16
110 Plant Ave .............    100%           Fee          1974           6.8      18
55 Engineers Rd ...........    100%           Fee          1968           3.0      18
65 Engineers Rd ...........    100%           Fee          1969           1.8      22
85 Engineers Rd ...........    100%           Fee          1968           2.3      18
100 Engineers Rd ..........    100%           Fee          1968           5.0      14
150 Engineers Rd ..........    100%           Fee          1969           6.8      22
20 Oser Ave ...............    100%           Fee          1979           5.0      16
30 Oser Ave ...............    100%           Fee          1978           4.4      16
40 Oser Ave ...............    100%           Fee          1974           3.1      16
50 Oser Ave ...............    100%           Fee          1975           4.1      21
60 Oser Ave ...............    100%           Fee          1975           3.3      21
63 Oser Ave ...............    100%           Fee          1974           1.2      20
65 Oser Ave ...............    100%           Fee          1975           1.2      18
73 Oser Ave ...............    100%           Fee          1974           1.2      20
80 Oser Ave ...............    100%           Fee          1974           1.1      18
85 Nicon Ct ...............    100%           Fee          1978           6.1      30
90 Oser Ave ...............    100%           Fee          1973           1.1      16
104 Parkway Dr. ...........    100%           Fee          1985           1.8      15
110 Ricefield Ln ..........    100%           Fee          1980           2.0      15
120 Ricefield Ln ..........    100%           Fee          1983           2.0      15
125 Ricefield Ln ..........    100%           Fee          1973           2.0      14
135 Ricefield Ln ..........    100%           Fee          1981           2.1      15
85 Adams Dr ...............    100%           Fee          1980           1.8      15
395 Oser Ave ..............    100%           Fee          1980           6.1      14
185 Oser Ave ..............    100%           Fee          1974           2.0      18
25 Davids Dr ..............    100%           Fee          1975           3.2      20
45 Adams Ave ..............    100%           Fee          1979           2.1      18
225 Oser Ave ..............    100%           Fee          1977           1.2      14
180 Oser Ave ..............    100%           Fee          1978           3.4      16
360 Oser Ave ..............    100%           Fee          1981           1.3      18
400 Oser Ave ..............    100%           Fee          1982           9.5      16
375 Oser Ave ..............    100%           Fee          1981           1.2      18
425 Rabro Drive ...........    100%           Fee          1980           4.0      16
390 Motor Parkway .........    100%           Fee          1980          10.0      14
400 Moreland Road(3) ......    100%           Fee          1967           6.3      17
600 Old Willets Path ......    100%           Fee          1965           4.5      14
                                                                        -----
Total Vanderbilt
 Industrial Park (4) ......                                             160.4
                                                                        -----
Airport International Plaza
 Islip, NY
20 Orville Dr .............    100%           Fee          1978           1.0      16
25 Orville Dr .............    100%           Fee          1970           2.2      16
50 Orville Dr .............    100%           Fee          1976           1.6      15
65 Orville Dr .............    100%           Fee          1971           2.2      14
70 Orville Dr .............    100%           Fee          1975           2.3      22
80 Orville Dr .............    100%           Fee          1988           6.5      16
85 Orville Dr .............    100%           Fee          1974           1.9      14
95 Orville Dr .............    100%           Fee          1974           1.8      14
110 Orville Dr ............    100%           Fee          1979           6.4      24
180 Orville Dr ............    100%           Fee          1982           2.3      16
1101 Lakeland Ave .........    100%           Fee          1983           4.9      20
1385 Lakeland Ave .........    100%           Fee          1973           2.4      16
125 Wilbur Place ..........    100%           Fee          1977           4.0      16
140 Wilbur Place ..........    100%           Fee          1973           3.1      20
160 Wilbur Place ..........    100%           Fee          1978           3.9      16
170 Wilbur Place ..........    100%           Fee          1979           4.9      16
4040 Veterans Highway .....    100%           Fee          1972           1.0      14



                             PRECENTAGE
                              OFFICE/                                            ANNUAL
                              RESEARCH                                            BASE
                                AND                                               RENT    NUMBER
                              DEVELOP-    RENTABLE                   ANNUAL       PER       OF
                                MENT       SQUARE      PERCENT        BASE       LEASED   TENANTS
PROPERTY                       FINISH       FEET        LEASED      RENT (2)    SQ. FT.   LEASES
--------------------------- ----------- ------------ ----------- ------------- --------- --------
681 Old Willets Path ......      10%        15,000       100.0%   $   102,414  $  6.83        1
740 Old Willets Path ......       5%        30,000       100.0%   $    29,670  $  0.99        1
325 Rabro Dr ..............      10%        35,000       100.0%   $   204,560  $  5.84        2
250 Kennedy Dr ............       9%       127,980       100.0%   $   455,298  $  3.56        1
90 Plant Ave ..............      13%        75,000       100.0%   $   452,744  $  6.04        3
110 Plant Ave .............       8%       125,000       100.0%   $   156,250  $  1.25        1
55 Engineers Rd ...........       8%        36,000       100.0%   $   351,878  $  9.77        1
65 Engineers Rd ...........      10%        23,000       100.0%   $   131,198  $  5.70        1
85 Engineers Rd ...........       5%        40,800       100.0%   $   221,601  $  5.43        2
100 Engineers Rd ..........      11%        88,000       100.0%   $    79,271  $  0.90        1
150 Engineers Rd ..........      11%       135,000       100.0%   $   414,528  $  3.07        1
20 Oser Ave ...............      18%        42,000        98.7%   $   326,963  $  7.89        2
30 Oser Ave ...............      21%        42,000        82.1%   $   212,926  $  6.17        4
40 Oser Ave ...............      33%        59,800        80.3%   $   335,405  $  6.99       11
50 Oser Ave ...............      15%        60,000       100.0%   $   240,000  $  4.00        1
60 Oser Ave ...............      19%        48,000       100.0%   $   192,000  $  4.00        1
63 Oser Ave ...............       9%        22,000       100.0%   $    68,961  $  3.13        1
65 Oser Ave ...............      10%        20,000       100.0%   $    99,670  $  4.98        1
73 Oser Ave ...............      15%        20,000       100.0%   $    21,271  $  1.06        1
80 Oser Ave ...............      25%        19,500       100.0%   $    67,516  $  3.46        1
85 Nicon Ct ...............      10%       104,000       100.0%   $   544,515  $  5.24        1
90 Oser Ave ...............      26%        37,500       100.0%   $   130,779  $  3.49        1
104 Parkway Dr. ...........      50%        27,600       100.0%   $   208,033  $  7.54        1
110 Ricefield Ln ..........      25%        32,264       100.0%   $   166,220  $  5.15        1
120 Ricefield Ln ..........      24%        33,060       100.0%   $   134,055  $  4.05        1
125 Ricefield Ln ..........      20%        30,495       100.0%   $   206,643  $  6.78        1
135 Ricefield Ln ..........      10%        32,340       100.0%   $   209,761  $  6.49        1
85 Adams Dr ...............      90%        20,000       100.0%   $   278,817  $ 13.94        1
395 Oser Ave ..............     100%        50,000        99.0%   $   441,045  $  8.91        1
185 Oser Ave ..............      40%        30,000          --             --       --       --
25 Davids Dr ..............      90%        40,000       100.0%   $   334,516  $  8.36        1
45 Adams Ave ..............      90%        28,000       100.0%   $   226,333  $  8.08        1
225 Oser Ave ..............      80%        10,000        99.6%   $   116,175  $ 11.67        1
180 Oser Ave ..............      35%        61,868        89.9%   $   424,419  $  7.63        8
360 Oser Ave ..............      35%        23,000       100.0%   $    96,600  $  4.20        1
400 Oser Ave ..............      30%       164,936        89.3%   $ 1,256,877  $  8.53       24
375 Oser Ave ..............      40%        20,000       100.0%   $   154,388  $  7.72        1
425 Rabro Drive ...........      25%        65,641        99.7%   $   469,536  $  7.18        1
390 Motor Parkway .........       4%       181,155       100.0%   $   813,435  $  4.49        1
400 Moreland Road(3) ......      10%        56,875          --             --       --       --
600 Old Willets Path ......      25%        69,627       100.0%   $   405,061  $  5.82        1
                                           -------                -----------                --
Total Vanderbilt
 Industrial Park (4) ......              2,379,895        96.8%   $12,023,608  $  5.35      108
                                         ---------                -----------               ---
Airport International Plaza
 Islip, NY
20 Orville Dr .............      50%        12,852       100.0%   $   181,720  $ 14.09        1
25 Orville Dr .............     100%        32,300       100.0%   $   490,561  $ 15.19        2
50 Orville Dr .............      20%        28,000        99.8%   $   254,320  $  9.10        3
65 Orville Dr .............      13%        32,000       100.0%   $   171,588  $  5.36        2
70 Orville Dr .............       7%        41,508       100.0%   $   315,731  $  7.61        2
80 Orville Dr .............      21%        92,544       100.0%   $   668,272  $  7.22        9
85 Orville Dr .............      20%        25,000       100.0%   $   160,569  $  6.42        2
95 Orville Dr .............      10%        25,000       100.0%   $   147,583  $  5.90        1
110 Orville Dr ............      15%       110,000       100.0%   $   646,433  $  5.88        1
180 Orville Dr ............      18%        37,612       100.0%   $   191,971  $  5.10        2
1101 Lakeland Ave .........       8%        90,411       100.0%   $   531,315  $  5.88        1
1385 Lakeland Ave .........      18%        35,000        64.3%   $   162,344  $  7.22        2
125 Wilbur Place ..........      31%        62,686        77.1%   $   248,547  $  5.14        8
140 Wilbur Place ..........      37%        48,500       100.0%   $   210,494  $  4.34        2
160 Wilbur Place ..........      30%        62,710       100.0%   $   481,790  $  7.68        2
170 Wilbur Place ..........      28%        72,062       100.0%   $   407,680  $  5.65        6
4040 Veterans Highway .....     100%         2,800       100.0%   $    45,051  $ 16.09        1

                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                      LAND    CLEARANCE
                               PERCENTAGE    EXPRIRATION       YEAR        AREA      HEIGHT
PROPERTY                        OWNERSHIP       DATE       CONSTRUCTED   (ACRES)     (FEET)
----------------------------- ------------ -------------- ------------- --------- -----------
120 Wilbur Place ............    100%          Fee            1972          2.8       16
2002 Orville Drive
 North ......................    100%          Fee            2000         15.8       24
2004 Orville Drive
 North ......................    100%          Fee            1998          7.4       24
2005 Orville Drive
 North ......................    100%          Fee            1999          8.7       24
                                                                           ----
Total Airport
 International Plaza ........                                              87.1
                                                                           ----
County Line Industrial Center
 Melville, NY
5 Hub Dr ....................    100%          Fee            1979          6.9       20
10 Hub Dr ...................    100%          Fee            1975          6.6       20
30 Hub Drive ................    100%          Fee            1976          5.1       20
265 Spagnoli Rd .............    100%          Fee            1978          6.0       20
                                                                           ----
Total County Line
 Industrial Center ..........                                              24.6
                                                                           ----
Standalone Long Island
 Properties
32 Windsor Pl. Islip, NY         100%          Fee            1971          2.5       18
42 Windsor Pl. Islip, NY         100%          Fee            1972          2.4       18
208 Blydenburgh Rd.
 Islandia, NY ...............    100%          Fee            1969          2.4       14
210 Blydenburgh Rd.
 Islandia, NY ...............    100%          Fee            1969          1.2       14
71 Hoffman Ln.
 Islandia, NY ...............    100%          Fee            1970          5.8       16
135 Fell Ct. Islip, NY ......    100%          Fee            1965          3.2       16
                                                                           ----
Subtotal Islip/Islandia .....                                              17.5
                                                                           ----
70 Schmitt Boulevard,
 Farmingdale, NY ............    100%          Fee            1975          4.4       18
105 Price Parkway,
 Farmingdale, NY ............    100%          Fee            1969         12.0       26
110 Bi County Blvd.
 Farmingdale, NY ............    100%          Fee            1984          9.5       19
                                                                           ----
Subtotal Farmingdale ........                                              25.9
                                                                           ----
70 Maxess Rd,
 Melville, NY ...............    100%          Fee            1969          9.3       15
20 Melville Park Rd,
 Melville, NY ...............    100%          Fee            1965          4.0       23
45 Melville Park Drive,
 Melville, NY ...............    100%          Fee            1998          4.2       24
65 Marcus Drive
 Melville, NY ...............    100%          Fee            1968          5.0       16
                                                                           ----
Subtotal Melville ...........                                              22.5
                                                                           ----
300 Motor Parkway,
 Hauppauge, NY ..............    100%          Fee            1979          4.2       14
1516 Motor Parkway,
 Hauppauge, NY ..............    100%          Fee            1981          7.9       24
                                                                           ----
Subtotal Hauppauge ..........                                              12.1
                                                                           ----
933 Motor Parkway
 Smithtown, NY ..............    100%          Fee            1973          5.6       20
65 S. Service Rd ,
 Plainview, NY(5) ...........    100%          Fee            1961          1.6       14
85 S. Service Rd.
 Plainview, NY ..............    100%          Fee            1961          1.6       14
19 Nicholas Dr.,
 Yaphank, NY (6) ............    100%          Fee            1989         29.6       24
48 Harbor Park Dr.,
 Port Washington, NY             100%          Fee            1976          2.7       16
110 Marcus Dr.,
 Huntington, NY .............    100%          Fee            1980          6.1       20
35 Engle St.,
 Hicksville, NY .............    100%       Leasehold(7)      1966          4.0       24
100 Andrews Rd.,
 Hicksville, NY .............    100%           Fee           1954         11.7       25
                                                                           ----



                               PRECENTAGE
                                OFFICE/                                            ANNUAL
                                RESEARCH                                            BASE
                                  AND                                               RENT    NUMBER
                                DEVELOP-    RENTABLE                   ANNUAL       PER       OF
                                  MENT       SQUARE      PERCENT        BASE       LEASED   TENANTS
PROPERTY                         FINISH       FEET        LEASED      RENT (2)    SQ. FT.   LEASES
----------------------------- ----------- ------------ ----------- ------------- --------- --------
120 Wilbur Place ............       15%       35,000       100.0%   $  196,470   $  5.61       4
2002 Orville Drive
 North ......................       17%      206,000       100.0%   $1,569,100   $  7.62       2
2004 Orville Drive
 North ......................       20%      106,515       100.0%   $  732,042   $  6.87       1
2005 Orville Drive
 North ......................       20%      130,010       100.0%   $  945,977   $  7.28       1
                                             -------                ----------                 -
Total Airport
 International Plaza ........              1,288,510        98.1%   $8,759,558      6.93      55
                                           ---------                ----------                --
County Line Industrial Center
 Melville, NY
5 Hub Dr ....................       20%       88,001       100.0%   $  536,268   $  6.09       2
10 Hub Dr ...................       15%       95,546       100.0%   $  698,888   $  7.94       3
30 Hub Drive ................       18%       73,127       100.0%   $  483,286   $  6.61       2
265 Spagnoli Rd .............       28%       85,500       100.0%   $  673,610   $  7.87       3
                                           ---------                ----------                --
Total County Line
 Industrial Center ..........                342,174       100.0%   $2,392,052   $  6.99      10
                                           ---------                ----------                --
Standalone Long Island
 Properties
32 Windsor Pl. Islip, NY            10%       43,000       100.0%   $  144,127   $  3.35       1
42 Windsor Pl. Islip, NY             8%       65,000       100.0%   $  234,744   $  3.61       1
208 Blydenburgh Rd.
 Islandia, NY ...............       17%       24,000       100.0%   $  125,681   $  5.24       4
210 Blydenburgh Rd.
 Islandia, NY ...............       16%       20,000       100.0%   $  115,127   $  5.76       2
71 Hoffman Ln.
 Islandia, NY ...............       10%       30,400       100.0%   $  193,701   $  6.37       1
135 Fell Ct. Islip, NY ......       20%       30,000       100.0%   $  240,992   $  8.03       1
                                           ---------                ----------                --
Subtotal Islip/Islandia .....                212,400       100.0%   $1,054,371   $  4.96      10
                                           ---------                ----------                --
70 Schmitt Boulevard,
 Farmingdale, NY ............       10%       76,312       100.0%   $  559,673   $  7.33       1
105 Price Parkway,
 Farmingdale, NY ............     8.50%      297,000       100.0%   $1,430,170   $  4.82       1
110 Bi County Blvd.
 Farmingdale, NY ............       45%      147,303        96.3%   $1,250,320   $  8.82      10
                                           ---------                ----------                --
Subtotal Farmingdale ........                520,615        98.9%   $3,240,163   $  6.29      12
                                           ---------                ----------                --
70 Maxess Rd,
 Melville, NY ...............       38%       78,000       100.0%   $  692,862   $  8.88       1
20 Melville Park Rd,
 Melville, NY ...............       66%       67,922       100.0%   $  393,337   $  5.79       1
45 Melville Park Drive,
 Melville, NY ...............       22%       40,247       100.0%   $  562,060   $ 13.97       1
65 Marcus Drive
 Melville, NY ...............       50%       60,000       100.0%   $  623,162   $ 10.39       1
                                           ---------                ----------                --
Subtotal Melville ...........                246,169       100.0%   $2,271,421   $  9.23       4
                                           ---------                ----------                --
300 Motor Parkway,
 Hauppauge, NY ..............      100%       55,942        96.8%   $  907,004   $ 16.75       9
1516 Motor Parkway,
 Hauppauge, NY ..............        5%      140,000       100.0%   $  503,883   $  3.60       1
                                           ---------                ----------                --
Subtotal Hauppauge ..........                195,942        99.1%   $1,410,887   $  7.27      10
                                           ---------                ----------                --
933 Motor Parkway
 Smithtown, NY ..............       26%       48,000       100.0%   $  315,600   $  6.58       2
65 S. Service Rd ,
 Plainview, NY(5) ...........       10%       10,000       100.0%   $   72,008   $  7.20       1
85 S. Service Rd.
 Plainview, NY ..............       60%       20,000       100.0%   $   82,155   $  4.11       2
19 Nicholas Dr.,
 Yaphank, NY (6) ............        5%      230,000       100.0%   $1,315,250   $  5.72       1
48 Harbor Park Dr.,
 Port Washington, NY               100%       35,000       100.0%   $  735,646   $ 21.02       1
110 Marcus Dr.,
 Huntington, NY .............       39%       78,240       100.0%   $  506,119   $  6.47       1
35 Engle St.,
 Hicksville, NY .............        8%      120,000       100.0%   $  607,559   $  5.06       1
100 Andrews Rd.,
 Hicksville, NY .............       12%      167,500       100.0%   $1,146,499   $  6.84       2
                                           ---------                ----------                --

                                           OWNERSHIP
                                            INTEREST
                                            (GROUND
                                             LEASE                      LAND    CLEARANCE
                             PERCENTAGE   EXPRIRATION       YEAR        AREA      HEIGHT
PROPERTY                      OWNERSHIP       DATE      CONSTRUCTED   (ACRES)     (FEET)
--------------------------- ------------ ------------- ------------- --------- -----------
Subtotal other ............                                              62.9
                                                                        -----
Total Standalone Long
 Island Properties ........                                             140.9
                                                                        -----
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY .............    100%           Fee             1964        3.6      16
2 Macy Rd.,
 Harrison, NY .............    100%           Fee             1962        5.7      16
500 Saw Mill Rd.,
 Elmsford, NY .............    100%           Fee             1968        7.3      22
                                                                        -----
Total Standalone
 Westchester Industrial
 Properties ...............                                              16.6
                                                                        -----
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ .....    100%           Fee             1965       13.5      16
100 Forge Way,
 Rockaway, NJ .............    100%           Fee             1986        3.5      24
200 Forge Way,
 Rockaway, NJ .............    100%           Fee             1989       12.7      28
300 Forge Way,
 Rockaway, NJ .............    100%           Fee             1989        4.2      24
400 Forge Way,
 Rockaway, NJ .............    100%           Fee             1989       12.8      28
                                                                        -----
Total New Jersey
 Standalone Industrial
 Properties ...............                                              46.7
                                                                        -----
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ..............    100%           Fee        1971-1979       36.1      22
                                                                        -----
Total Connecticut
 Standalone Industrial
 Property .................                                              36.1
                                                                        -----
Total Industrial
 Properties (4) ...........                                             512.4
                                                                        =====



                             PRECENTAGE
                              OFFICE/                                              ANNUAL
                              RESEARCH                                              BASE
                                AND                                                 RENT    NUMBER
                              DEVELOP-    RENTABLE                    ANNUAL        PER       OF
                                MENT       SQUARE      PERCENT         BASE        LEASED   TENANTS
PROPERTY                       FINISH       FEET        LEASED       RENT (2)     SQ. FT.   LEASES
--------------------------- ----------- ------------ ----------- --------------- --------- --------
Subtotal other ............                708,740       100.0%   $  4,780,836   $  6.75       11
                                           -------                ------------                 --
Total Standalone Long
 Island Properties ........              1,883,866        99.6%   $ 12,757,678   $  6.98       47
                                         ---------                ------------                 --
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY .............     100%        45,000        87.8%   $    579,637   $ 14.67        3
2 Macy Rd.,
 Harrison, NY .............     100%        26,000       100.0%   $    394,460   $ 15.16        1
500 Saw Mill Rd.,
 Elmsford, NY .............      17%        92,000       100.0%   $    846,400   $  9.20        1
                                         ---------                ------------                 --
Total Standalone
 Westchester Industrial
 Properties ...............                163,000        96.7%   $  1,820,497   $ 11.55        5
                                         ---------                ------------                 --
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ .....      49%       135,000        57.5%   $  1,188,697   $ 15.31        3
100 Forge Way,
 Rockaway, NJ .............      12%        20,136       100.0%   $    175,842   $  8.73        5
200 Forge Way,
 Rockaway, NJ .............      23%        72,118       100.0%   $    459,752   $  6.38        2
300 Forge Way,
 Rockaway, NJ .............      37%        24,000       100.0%   $    230,050   $  9.51        2
400 Forge Way,
 Rockaway, NJ .............      20%        73,000       100.0%   $    254,120   $  3.48        2
                                         ---------                ------------                 --
Total New Jersey
 Standalone Industrial
 Properties ...............                324,254        82.4%   $  2,308,461   $  8.64       14
                                         ---------                ------------                 --
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ..............      30%       452,414       100.0%   $  2,876,568   $  6.36        2
                                         ---------                ------------                 --
Total Connecticut
 Standalone Industrial
 Property .................                452,414       100.0%   $  2,876,568   $  6.36        2
                                         ---------                ------------                 --
Total Industrial
 Properties (4) ...........              6,834,113        97.5%   $ 42,938,423   $  6.50      241
                                         =========                ============                ===

----------
(1) Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent of signed leases at December 31, 2000 adjusted for scheduled contractual increases during the 12 months ending December 31, 2001. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2001. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Property under redevelopment.
(4) Percent leased excludes properties under redevelopment.
(5) A tenant has been granted an option exercisable after April 30, 1997 and prior to October 31, 2002 to purchase this property for $600,000.
(6) The actual fee interest is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.
(7) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.

RETAIL PROPERTIES

     As of December 31, 2000, the Operating Partnership owned two free-standing 10,000 square foot retail properties located in Great Neck and Huntington, New York of which one property is fully leased and one property is vacant.

DEVELOPMENTS IN PROGRESS

     As of December 31, 2000, the Operating Partnership had invested approximately $154.7 million in developments in progress. This amount includes approximately $89.0 million relating to existing buildings encompassing approximately 1.3 million square feet. The Operating Partnership estimates that if these projects were to be completed, total additional development costs would be approximately $28 million. In addition, the Operating Partnership has also invested approximately $ 65.7 million relating to approximately 13 acres of land which it can develop approximately 1.6 million square feet. The Operating Partnership estimates that if these projects were to be completed, total additional development costs would be approximately $250 million.

THE OPTION PROPERTIES

     In connection with the IPO, the Operating Partnership was granted a ten year option to acquire ten properties (the "Option Properties") which were not contributed to the Operating Partnership and are either owned by Reckson or in which Reckson owns a non controlling minority interest.

     As of December 31, 2000, the Operating Partnership has acquired four of the Option Properties for an aggregate purchase price of approximately $35 million and the issuance of approximately 475,000 Class A common units. In addition, during 1998, one of the Option Properties was sold by Reckson to a third party.

     The remaining Option Properties consist of three Class A office properties encompassing approximately 311,000 square feet and two industrial properties encompassing approximately 69,000 square feet.

HISTORICAL   NON-INCREMENTAL  REVENUE-GENERATING  CAPITAL  EXPENDITURES,  TENANT
IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Operating Partnership to retain revenues attributable to existing leased space for the period 1996 through 2000 for the Office Properties and the Industrial Properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.

                                                1996           1997            1998            1999            2000
                                           ------------- --------------- --------------- --------------- ---------------
NON-INCREMENTAL REVENUE GENERATING
 CAPITAL EXPENDITURES
 Office Properties
 Total ...................................   $ 375,026     $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116
 Per square foot .........................   $    0.13     $      0.22     $      0.23     $      0.23     $      0.33
 CBD Office Properties
 Total ...................................      N/A            N/A             N/A             N/A         $   946,718
 Per square foot .........................      N/A            N/A             N/A             N/A         $      0.38
 Industrial Properties
 Total ...................................   $ 670,751     $   733,233     $ 1,205,266     $ 1,048,688     $   813,431
 Per square foot .........................   $    0.18     $      0.15     $      0.12     $      0.11     $      0.11
NON-INCREMENTAL REVENUE GENERATING
 TENANT IMPROVEMENT COSTS AND LEASING
 COMMISSIONS
Long Island Office Properties
 Annual Tenant Improvement Costs .........   $ 523,574     $   784,044     $ 1,140,251     $ 1,009,357     $ 2,853,706
 Per square foot improved ................        4.28            7.00            3.98            4.73            6.99
 Annual Leasing Commissions ..............     119,047         415,822         418,191         551,762       2,208,604
 Per square foot leased ..................        0.97            4.83            1.46            2.59            4.96
 Total per square foot ...................   $    5.25     $     11.83     $      5.44     $      7.32     $     11.95
Westchester Office Properties
 Annual Tenant Improvement Costs .........   $ 834,764     $ 1,211,665     $   711,160     $ 1,316,611     $ 1,860,027
 Per square foot improved ................        6.33            8.90            4.45            5.62            5.72

                                                 1996            1997            1998           1999            2000
                                             ------------   --------------   ------------   ------------   -------------
 Annual Leasing Commissions ..............      264,388          366,257        286,150        457,730      $  412,226
 Per square foot leased ..................         2.00             2.69           1.79           1.96            3.00
 Total per square foot ...................     $   8.33       $    11.59       $   6.24       $   7.58      $     8.72
Connecticut Office Properties
 Annual Tenant Improvement Costs .........     $ 58,000       $1,022,421       $202,880       $179,043      $  385,531
 Per square foot improved ................        12.45            13.39           5.92           4.88            4.19
 Annual Leasing Commissions ..............            0          256,615        151,063        110,252         453,435
 Per square foot leased ..................            0             3.36           4.41           3.00            4.92
 Total per square foot ...................     $  12.45       $    16.75       $  10.33       $   7.88      $     9.11
New Jersey Office Properties
 Annual Tenant Improvement Costs .........       N/A             N/A           $654,877       $454,054      $1,580,323
 Per square foot improved ................       N/A             N/A               3.78           2.29            6.71
 Annual Leasing Commissions ..............       N/A             N/A            396,127        787,065      $1,031,950
 Per square foot leased ..................       N/A             N/A               2.08           3.96            4.44
 Total per square foot ...................       N/A             N/A           $   5.86       $   6.25      $    11.15
New York Office Properties
 Annual Tenant Improvement Costs .........       N/A             N/A             N/A            N/A         $   65,267
 Per square foot improved ................       N/A             N/A             N/A            N/A               1.79
 Annual Leasing Commissions ..............       N/A             N/A             N/A            N/A            418,185
 Per square foot leased ..................       N/A             N/A             N/A            N/A              11.50
 Total per square foot ...................       N/A             N/A             N/A            N/A         $    13.29
Industrial Properties
 Annual Tenant Improvement Costs .........     $380,334       $  230,466       $283,842       $375,646      $  650,216
 Per square foot improved ................         0.72             0.55           0.76           0.25            0.95
 Annual Leasing Commissions ..............      436,213           81,013        200,154        835,108         436,506
 Per square foot leased ..................         0.82             0.19           0.44           0.56            0.64
 Total per square foot ...................     $   1.54       $     0.74       $   1.20       $   0.81      $     1.59

MORTGAGE INDEBTEDNESS

     The following table sets forth certain information regarding the mortgage debt of the Operating Partnership, as of December 31, 2000.

                                                PRINCIPAL AMOUNT                                       AMORTIZATION
PROPERTY                                           OUTSTANDING      INTEREST RATE      MATURITY DATE     SCHEDULE
---------------------------------------------- ------------------ -----------------   --------------- -------------
                                                 (IN THOUSANDS)
6800 Jericho Trunpike ........................      $  14,324              8.07%            7/1/10    25 year
6900 Jericho Trunpike ........................          7,560              8.07%            7/1/10    25 year
200 Broadhollow Road .........................          6,494              7.75%           6/02/02    30 year
395 North Service Road .......................         20,525              6.45%          10/26/05    (2)
50 Charles Lindbergh Blvd. ...................         15,479              7.50%           7/10/01    (3)
333 Earl Ovington Blvd (The Omni)(1) .........         55,641              7.72%           8/14/07    25 year
310 East Shore Road ..........................          2,322              8.00%           7/01/02    (3)
80 Orville Drive .............................          2,616             10.10%           2/01/04    (3)
580 White Plains Road ........................         13,057              7.86%            9/1/10    25 year
Landmark Square ..............................         46,974              8.02%          10/07/06    25 year
110 Bi-County Blvd. ..........................          4,043             9.125%          11/30/12    20 year
100 Summit Lake Drive ........................         21,541              8.50%           4/01/07    15 year
200 Summit Lake Drive ........................         20,133              9.25%           1/01/06    25 year
120 West 45th Street .........................         66,103              6.82%(4)       11/01/27    28 year
810 7th Avenue ...............................         85,600              7.73%            8/1/09    25 year
100 Wall Street ..............................         37,094              7.73%            8/1/09    25 year
One Orlando Center ...........................         39,465              6.82%(4)       11/01/27    28 year
1350 Avenue of the Americas ..................         70,000     LIBOR + 1.65%             8/1/01    (3)
919 3rd Avenue ...............................        200,000     LIBOR + 1.20%           10/31/03    (3)
                                                    ---------
Total ........................................      $ 728,971
                                                    =========

----------
(1) The Company has a 60% general partnership interest in the Omni and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $33.4 million.
(2) Principal payments of $34,000 per month.
(3) Interest only
(4) Subject to interest rate adjustment on November 1, 2004.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     None.

                                    PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

     There is no established trading market for the Registrant's common equity. As of March 23, 2001, there were 97 holders of the Registrant's common equity.

     The   following   table   sets   forth,  for  the  periods  indicated,  the
distributions declared on the Class A common units and the Class B common units.

CLASS A COMMON UNITS

QUARTER ENDED                             DISTRIBUTION
------------------------------------   -----------------
       March 31, 1999 ..............   $ .33750
       June 30, 1999 ...............   $ .37125 (1)
       September 30, 1999 ..........   $ .37125
       December 31, 1999 ...........   $ .37125

       QUARTER ENDED                   DISTRIBUTION
-------------------------------------  -------------
       March 31, 2000 ..............   $ .37125
       June 30, 2000 ...............   $ .38600 (2)
       September 30, 2000 ..........   $ .38600
       December 31, 2000 ...........   $ .38600


----------
(1) Commencing with the distribution for the quarter ending June 30, 1999, the Operating Partnership increased the quarterly distribution to $.37125 per unit, which is equivalent to an annual distribution of $1.485 per unit.
(2) Commencing with the distribution for the quarter ending June 30, 2000, the Operating Partnership increased the quarterly distribution to $.386 per unit, which is equivalent to an annual distribution of $1.544 per unit.

CLASS B COMMON UNITS

QUARTER ENDED                            DISTRIBUTION
-----------------------------------   ------------------

       March 31, 1999 .............   N/A
       June 30, 1999 ..............   $  .2364 (1)
       September 30, 1999 .........   $ .5600
       December 31, 1999 ..........   $ .5600

       QUARTER ENDED                  DISTRIBUTION
       March 31, 2000 .............   $ .5600
       June 30, 2000 ..............   $  .5867 (2)
       September 30, 2000 .........   $ .6000
       December 31, 2000 ..........   $ .6000


----------
(1) Represents the period May 25, 1999 through June 30, 1999
(2) Commencing with the distribution for the three month period ended July 31, 2001, the Operating Partnership increased the quarterly distribution to $.60 per unit, which is equivalent to an annual distribution of $2.40 per unit.


UNREGISTERED SALES OF EQUITY SECURITIES

     On June 20, 2000, in conjunction with the Company's exchange of 4,181,818 shares of its Class A common stock for four million shares of its Series B preferred stock, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million shares of Series E preferred units with a liquidation preference value of $100 million.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER UNIT DATA AND PROPERTY COUNT)

                                                                 RECKSON OPERATING
                                                                 PARTNERSHIP, L.P.
                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                            ----------------------------
                                                                 2000          1999
                                                            ------------- --------------
OPERATING DATA:
 Total revenues ...........................................  $  509,917    $   403,142
 Total expenses ...........................................     371,561        297,476
 Income before distribution to preferred unit holders,
  minority interests and extraordinary loss ...............     138,356        105,666
 Minority interests .......................................       9,120          6,802
 Extraordinary (loss) .....................................       1,571            629
 Preferred distributions ..................................      28,012         27,001
 Net income available to common unitholders ...............      99,653         71,234
Per Unit Data: (1)
Net income per common unit:
 General Partner -- Class A common unit ...................  $     1.50    $      1.21
 General Partner - Class B common unit ....................  $     2.30    $      1.94
 Limited Partners .........................................  $     1.50    $      1.21
Weighted average common units outstanding:
 General Partner - Class A common unit ....................      43,070         40,270
 General Partner -- Class B common unit ...................      10,284          6,744
 Limited Partners .........................................       7,696          7,705
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation .............  $2,770,607    $ 2,208,399
 Total assets .............................................   2,999,794      2,734,577
 Mortgage notes payable ...................................     728,971        459,174
 Unsecured credit facility ................................     216,600        297,600
 Unsecured term loan ......................................         ---         75,000
 Senior unsecured notes ...................................     449,385        449,313
 Market value of equity (2) ...............................   2,016,390      1,726,845
 Total market capitalization including debt (2 and 3) .....   3,397,204      2,993,756
OTHER DATA:
 Funds from operations (4) ................................  $  169,911    $   132,444
 Total square feet (at end of period) .....................      21,291         21,385
 Number of properties (at end of period) ..................         188            189




                                                                RECKSON OPERATING PARTNERSHIP, L.P.
                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------
                                                                 1998           1997           1996
                                                            -------------- -------------- -------------
OPERATING DATA:
 Total revenues ...........................................  $   266,312    $   153,348     $  96,030
 Total expenses ...........................................      201,003        107,639        70,935
 Income before distribution to preferred unit holders,
  minority interests and extraordinary loss ...............       65,309         45,709        25,095
 Minority interests .......................................        2,819            920           915
 Extraordinary (loss) .....................................        1,993          2,808         1,259
 Preferred distributions ..................................       14,244            ---           ---
 Net income available to common unitholders ...............       46,253         41,981        22,921
Per Unit Data: (1)
Net income per common unit:
 General Partner -- Class A common unit ...................  $       .98    $      1.06     $     .87
 General Partner - Class B common unit ....................  $       ---    $       ---     $     ---
 Limited Partners .........................................  $       .98    $      1.03     $     .86
Weighted average common units outstanding:
 General Partner - Class A common unit ....................       39,473         32,727        19,928
 General Partner -- Class B common unit ...................          ---            ---           ---
 Limited Partners .........................................        7,728          7,016         6,503
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation .............  $ 1,737,133    $ 1,011,228     $ 516,768
 Total assets .............................................    1,854,520      1,113,105       543,391
 Mortgage notes payable ...................................      253,463        180,023       161,513
 Unsecured credit facility ................................      465,850        210,250       108,500
 Unsecured term loan ......................................       20,000            ---           ---
 Senior unsecured notes ...................................      150,000        150,000           ---
 Market value of equity (2) ...............................    1,332,882      1,141,592       653,606
 Total market capitalization including debt (2 and 3) .....    2,119,936      1,668,800       921,423
OTHER DATA:
 Funds from operations (4) ................................  $    98,501    $    69,619     $  40,938
 Total square feet (at end of period) .....................       21,000         13,645         8,800
 Number of properties (at end of period) ..................          204            155           110


----------
(1) Based on the weighted average common units outstanding for the period then ended.
(2) Based on the market value of the Operating Partnership's common units, the stated value of the Operating .Partnership's preferred units and the number of units outstanding at the end of the period.
(3) Debt amount is net of minority partners' proportionate share plus the Operating Partnership's share of joint venture debt.
(4) See "Management's Discussion and Analysis" for a discussion of funds from operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Operating Partnership to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, increases in interest rates and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Operating Partnership's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

     As of December 31, 2000, the Operating Partnership owned and operated 82 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet, located in the Tri-State Area. In addition, the Operating Partnership is in the process of developing one office property encompassing approximately 315,000 square feet. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $6.4 million in mortgage notes encumbering approximately 101 acres of land, approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partner's preferred interest.

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which took place in three stages, of its interest in Reckson Morris Operating Partnership, L. P. ("RMI"), which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to Keystone Property Trust ("KTR"). In addition, the Operating Partnership also entered into a sale agreement with the Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sales price of $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) consisted of (i) approximately $159.7 million in cash, (ii) $41.5 million in convertible preferred and common stock of KTR,
(iii) $61.6 million in preferred units of KTR's operating partnership, (iv) approximately $37.1 million of debt relief and (v) approximately $10.1 million in purchase money mortgage notes secured by certain land that is being sold to Matrix.

     As of December 31, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed. As a result, the Operating Partnership realized a gain of approximately $16.7 million. Such gain has been included in gain on dispositions of real estate on the Operating Partnership's consolidated statements of income. Cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility. In addition, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR and received principal repayments of approximately $7.2 million related to the purchase money mortgage notes, all of which was used primarily for general operating expenditures.

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

     Prior to the closing of the merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State
Area, the Operating Partnership has incurred a loss of approximately $4.4 million which has been included in gain (loss) on dispositions of real estate on the Operating Partnership's consolidated statements of income.

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Operating Partnership realized a gain of approximately $15.2 million. Such gain has been included in gain on dispositions of real estate on the Operating Partnership's consolidated statements of income. Cash proceeds received were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility.

     The Operating Partnership has announced that it has withdrawn its offer to purchase a tract of land located in Suffolk County, New York from the State of New York. As a result, as of December 31, 2000, the Operating Partnership incurred a one-time non-recurring charge of $3.2 million in connection with the discontinuation of this development project. Such amount has been included in gain (loss) on dispositions of real estate on the Operating Partnership's consolidated statements of income. Further, this write off will not impact the Operating Partnership's computation of Funds from Operations.

     During  1997,  the  Company  formed  FrontLine  Capital Group ("FrontLine")
(formerly  Reckson  Service  Industries,  Inc.)  and  Reckson  Strategic Venture
Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of December 31, 2000, the Company had advanced approximately $93.4 million under the FrontLine Facility. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 2000, approximately $83.2 million had been funded through the RSVP Commitment, of which $41.1 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $42.1 million represents advances. In March 2001, the Operating Partnership increased the RSVP
Commitment to $110 million and advanced approximately $24 million under the RSVP Commitment to fund additional RSVP-controlled (REIT-qualified) joint ventures. In addition, as of December 31, 2000, the Company, through its unsecured credit facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow of FrontLine and on an interest-only basis. As of December 31, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.8 million.

     During November 1999, the Board of Directors of FrontLine and the Operating Partnership approved an amendment to the FrontLine Facility and the RSVP Commitment to permit FrontLine to incur secured debt and to pay interest thereon. In consideration of the amendments, FrontLine has paid the Operating Partnership a fee of approximately $3.6 million in the form of shares of FrontLine common stock. Such fee is has been amortized in income over an estimated nine month benefit period.

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in technology based partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.

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

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP may invest up to $100 million, some of which may be invested by the Operating Partnership ( the "RSVP Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $3.3 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 2000, the Operating Partnership had invested, through the RSVP Commitment, approximately $20.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     As of December 31, 2000, the Operating Partnership has invested approximately $11.1 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP-SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.5 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested in certain service business activities related to student housing. As of December 31, 2000, RAP-SHP had investments in seven off-campus student housing projects. Additionally, during 2000, RAP-SHP entered into an off-campus development joint venture with Titan Investments II, a third party national developer. The purpose of the venture is to develop or reposition off-campus student housing projects across the United States.

     As of December 31, 2000, the Operating Partnership has invested approximately $3.4 million, through a subsidiary, in RAP MD, LLC ("RAP-MD"), a company that engages primarily in the acquisition, ownership, management and development of medical office properties. The Operating Partnership's investment was funded through the RSVP Commitment. As of December 31, 2000, RAP-MD had investments in eight medical office properties.

     The market capitalization of the Operating Partnership at December 31, 2000 was approximately $3.4 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest of $85 million and (iv) approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interest) of debt outstanding at December 31, 2000. As a result, the Operating Partnership's total debt to total market capitalization ratio at December 31, 2000 equaled approximately 40.6%.

RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $106.8 million or 26.5% from 1999 to 2000 and $136.8 million or 51.4% from 1998 to 1999. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $82.9 million or 22.5% from 1999 to 2000 and $116.7 million or 46.2% from 1998 to 1999. The 2000 increase in Property Operating Revenues is substantially attributable to the assets from the Tower Portfolio acquisition on May 24, 1999. This accounts for approximately $31.9 million, or 38.5%, of the increase in Property Operating Revenues. Additionally, approximately $21.0 million of Property Operating Revenues was generated from two properties acquired in 2000. Property Operating Revenues were also positively impacted by approximately $15.3 million from increases in occupancies and rental rates in our "same store" properties, approximately $9.6 million from newly developed properties added to the operating portfolio and approximately $2.3 million from 919 Third Avenue, which property operating results were included in Property Operating Revenues. These increases offset the impact of approximately $14.8 million of Property Operating Revenues that were generated in 1999 from properties that were sold in the 1999 "Big Box" industrial transaction. The remaining balance of the increase in total revenues for 2000 is primarily attributable to an increase in gain on dispositions of real estate of approximately $11.8 million and an increase of approximately $8.1 million in other income related to interest earned on advances made to FrontLine through the FrontLine Facility and to RSVP through the RSVP Commitment.

     The 1999 increase in Property Operating Revenues is substantially attributable to the Tower Portfolio acquisition on May 24, 1999. The revenue generated from these assets generated approximately $47.5 million of revenue in 1999. Additionally, approximately $29.1 million of revenue was generated from the Operating Partnership's June 15, 1999 acquisition of the first mortgage note secured by 919 Third Avenue which property operating results were included in Properly Operating Revenues. Property Operating Revenues were also positively effected by approximately $9.9 million from increases in occupancies and rental rates in our "same store" properties and approximately $27.2 million in additional revenue generated from properties acquired during 1998 and new development activity. The remaining balance of the increase in total revenues in 1999 is primarily attributable to the gain on dispositions of real estate of $10.1 million and an increase of approximately $8.7 million in other income related to interest earned on advances made to FrontLine through the FrontLine Facility and to RSVP through the RSVP Commitment.

     The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $38.8 million in 2000, $10.7 million in 1999 and $7.7 million in 1998. The 2000 straight-line rent adjustment includes $23.3 million at 919 3rd Avenue which is attributable to rental abatement periods for the three largest tenants.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $31.5 million or 25.0% from 1999 to 2000 and by $41.7 million or 49.5% from 1998 to 1999. These increases are primarily due to the acquisition of the properties included in the Tower Portfolio acquisition on May 24, 1999 and the June 15, 1999 acquisition of the first mortgage note secured by 919 Third Avenue which property operating results were included in Property Expenses. Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2000, 1999, and 1998 were 65.2%, 65.9% and 66.6%, respectively. The slight decrease in the gross operating margin percentages resulted from a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage. The higher proportionate share of the gross operating margin attributable to the office properties was a result of the two office properties acquired in 2000, the office properties acquired in the Tower Portfolio acquisition and the disposition of net leased industrial properties in the "Big Box" industrial transaction. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative expenses were $25.2 million in 2000, $22.3 million in 1999 and $16.0 million in 1998. The increase in marketing, general and administrative expenses is due to the increased costs of opening and maintaining the Operating Partnership's New York City division and the increase in corporate management and administrative costs associated with the growth of the Operating Partnership. The Operating Partnership's business strategy has been to expand further into the Tri-State Area suburban markets and the New York City market by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester, Southern Connecticut and New York City divisions. In doing this, the Operating Partnership seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Operating Partnership has supported this effort by increasing the marketing programs in the other divisions and strengthening the resources and operating systems in these divisions. The cost of these efforts are reflected in both marketing, general and administrative expenses as well as the revenue growth of the Operating Partnership. Marketing, general and administrative expense as a percentage of total revenues were 4.9% in 2000, 5.5% in 1999 and 6.0% in 1998.

     Interest expense was $96.3 million in 2000, $74.7 million in 1999 and $47.8 million in 1998. The increase of $21.6 million from 1999 to 2000 is attributable to (i) a full year of interest on the mortgage debt relating to the Tower Portfolio acquisition (ii) interest on a $70 million mortgage note for the 1350 Avenue of the Americas acquisition which occurred on January 13, 2000 and (iii) a full year of interest on the $300 million of senior unsecured notes issued in March 1999. The increase of $26.9 million from 1998 to 1999 is attributable to (i) an increase in mortgage debt including approximately $232 million relating to the Tower Portfolio acquisition (ii) the issuance of $300 million of senior unsecured notes in March 1999 and (iii) an increased average balance on the Operating Partnership's unsecured credit facilities and unsecured term loan. The weighted average balance outstanding on the Operating Partnership's unsecured credit facilities and unsecured term loan was $416.5 million for 2000, $423.8 million for 1999 and $377.9 million for 1998.

     Included in depreciation and amortization expense is amortized financing costs of $4.1 million in 2000, $3.4 million in 1999 and $1.6 million in 1998. The increase of approximately $700,000 from 1999 to 2000 is primarily attributable to the secured financings of 919 Third Avenue and 1350 Avenue of the Americas. The increase of $1.8 million from 1998 to 1999 is primarily attributable to the increased loan costs incurred in connection with the Operating Partnership increasing its unsecured term loan in January 1999 to $75 million, the issuance of $300 million of senior unsecured notes in March 1999 and the Operating Partnership's $130 million unsecured bridge facility obtained in connection with the Tower Portfolio acquisition in May 1999.

     Extraordinary losses, net of minority interest resulted in a $1.6 million loss in 2000, a $629,000 loss in 1999 and a $2.0 million loss in 1998. The extraordinary losses were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Operating Partnership's restructuring of its unsecured credit facilities and term loans.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

     Net cash provided by operating activities totaled $170.6 million in 2000, $155.0 million in 1999 and $121.1 million in 1998. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties, the increased occupancy levels of the Operating Partnership's development properties and the increase in rental rates in all of the Operating Partnership's markets.

     Net cash used in investing activities totaled $281.6 million in 2000, $392.2 million in 1999 and $615.2 million in 1998. Cash used in investing activities related primarily to investments in real estate properties including development costs. The 1999 cash flows were also impacted by the acquisition of the first mortgage note securing 919 Third Avenue and by proceeds from the sales of real estate. In addition, during 1998, the Operating Partnership purchased $40 million of preferred stock of Tower Realty Trust, Inc. in connection with the Tower Portfolio acquisition.

     Net cash provided by financing activities totaled $106.5 million in 2000, $256.1 million in 1999 and $474.6 million in 1998. Cash provided by financing activities in 2000 was primarily attributable to secured debt financings, the redemption of preferred stock of KTR, minority partner contributions, and advances under the Operating Partnership's unsecured credit facilities and term loan. Cash provided by financing activities in 1999 and 1998 was primarily attributable to proceeds from the issuances of common and preferred units, senior unsecured notes, secured borrowings, minority partner contributions and advances under the Operating Partnership's unsecured credit facilities and term loan.

     On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million shares of Series E preferred units with a liquidation preference value of $100 million.

Investing Activities

     On January 13, 2000, the Operating Partnership acquired 1350 Avenue of the Americas, a 540,000 square foot, 35 story, Class A office property, located in New York City, for a purchase price of approximately $126.5 million. This acquisition was financed through a $70 million secured debt financing and a draw under the Operating Partnership's unsecured credit facility.

     On August 15, 2000, the Operating Partnership acquired 538 Broadhollow Road, a 180,000 square foot Class A office property located in Melville, New York for a purchase price of approximately $25.6 million. This acquisition was financed, in part, through a borrowing under the Operating Partnership's unsecured credit facility.

     In June 1998, the Operating Partnership established the FrontLine Facility in the amount of $100 million for FrontLine's investment activities, operations and for other general corporate purposes. As of December 31, 2000, approximately $93.4 million had been advanced to FrontLine under this facility. In addition, the Operating Partnership approved the commitment to fund investments of up to $100 million with or in RSVP. As of December 31, 2000, the Operating Partnership has funded approximately $83.2 million under this commitment, of which $41.1 million represents investments in RSVP-controlled (REIT -qualified) joint ventures and $42.1 million represents advances. In March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and advanced approximately $24 million under the RSVP Commitment to fund additional RSVP-controlled (REIT-qualified) joint ventures.

Financing Activities

     As of December 31, 2000, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Operating Partnership's $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with such unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the Operating Partnership's consolidated statements of income.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $358.4 million (of which, $51.3 million has been allocated for outstanding undrawn letters of credit).

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

     As of December 31, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

Capitalization

     The Operating Partnership's indebtedness at December 31, 2000 totaled approximately $1.4 billion (including its share of joint venture debt and net of the minority partners' interests) and was comprised of $216.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $714.8 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.4 billion at December 31, 2000, (calculated based on the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class

B   common   stock),   the   liquidation   preference  value  of  the  Operating
Partnership's preferred units, the contributed value of Metropolitan's preferred interest of $85 million and the $1.4 billion of debt), the Operating Partnership's debt represented approximately 40.6% of its total market capitalization.

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

     In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. As a result, it is anticipated that the Operating Partnership will make distributions in amounts sufficient to meet this requirement. The Operating Partnership expects to use its cash flow from operating activities for distributions to unit holders and for payment of recurring, non-incremental revenue-generating expenditures. The Operating Partnership intends to invest amounts accumulated for distribution in short-term investments.

     On October 16, 2000, the Company's Board of Directors announced that it adopted a Shareholder Rights Plan designed to protect its shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving its shareholders of the full value of their investment. The Operating Partnership has adopted a similar rights plan (the "Rights Plan") which would be triggered in the event the Company's Shareholder Rights Plan is triggered. A description of the Rights Plan is included in the Notes to Financial Statements of the Operating Partnership.

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

     The Credit Facility and certain mortgage notes payable bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of the performance for the Operating Partnership. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial
Data). In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation for the years ended December 31, (in thousands):

                                                                   2000           1999          1998
                                                               ------------   -----------   -----------
Income before extraordinary loss ...........................    $ 101,224      $  71,863     $ 48,246
Less:
 Extraordinary loss ........................................        1,571            629        1,993
                                                                ---------      ---------     --------
 Net Income ................................................       99,653         71,234       46,253
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization .................       90,552         72,124       51,424
 Minority interests' in consolidated partnerships ..........        9,120          6,802        2,819
 Extraordinary loss ........................................        1,571            629        1,993
Less:
 Gain (loss) on dispositions of real estate ................       18,669         10,052           --
 Amount distributed to minority partners in consolidated
   partnerships ............................................       12,316          8,293        3,988
                                                                ---------      ---------     --------
Funds From Operations ......................................    $ 169,911      $ 132,444     $ 98,501
                                                                ---------      ---------     --------
Weighted average units outstanding .........................       61,050         54,719       47,201
                                                                =========      =========     ========

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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value FMV at December 31, 2000 (dollars in thousands):

                                              FOR THE YEAR ENDED DECEMBER 31,
                           ----------------------------------------------------------------------
                                2001          2002          2003          2004           2005
                           ------------- ------------- ------------- -------------- -------------
Long term debt:
 Fixed rate ..............   $  23,225     $  17,011     $   8,905     $  112,370     $  10,467
 Weighted average
   interest rate .........        7.59%         7.80%         7.79%          7.50%         7.81%
 Variable rate ...........   $  70,000     $      --     $ 416,600     $       --     $      --
 Weighted average
   interest rate .........        8.43%           --          7.91%            --            --


                             THEREAFTER      TOTAL (1)       F M V
                           -------------- -------------- ------------
Long term debt:
 Fixed rate ..............   $  736,993     $  908,971    $ 908,971
 Weighted average
   interest rate .........         7.56%          7.56%
 Variable rate ...........   $       --     $  486,600    $ 486,600
 Weighted average
   interest rate .........           --           7.98%


----------
(1) Includes unamortized issuance discounts of $615,000 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $4.9 million annual increase in interest expense based on approximately $486.6 million outstanding at December 31, 2000.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2000 (dollars in thousands):


                                       FOR THE YEAR ENDED DECEMBER 31,
                           -------------------------------------------------------
                              2001        2002       2003        2004       2005    THEREAFTER    TOTAL (2)      F M V
                           ---------- ------------ -------- ------------- -------- ------------ ------------- -----------
Mortgage notes and
 notes receivable:
 Fixed rate ..............  $    15     $  4,209    $ ---     $  36,500    $ ---    $  16,990     $  57,714    $ 57,714
 Weighted average
   interest rate .........     9.00%       10.08%     ---         10.23%     ---        11.65%        10.63%


----------
(2) Excludes   mortgage   note   receivable   acquisition   costs  and  interest
receivables aggregating approximately $506,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  response  to  this item is included in a separate section of this Form
10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEMS 10, 11, 12, AND 13.

     The  Company  is  the  sole  managing  general  partner  of  the  Operating
Partnership. All of the Company's business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, and 13 is identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, which incorporates by reference information appearing in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2001 Annual Meeting. Such information is incorporated by reference in this Form 10-K.


                                     III-1

                                    PART IV


ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                       PAGE
                                                                                      ------
   RECKSON OPERATING PARTNERSHIP, L.P.
   Report of Independent Auditors ................................................... IV-5
   Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999 ........ IV-6
   Consolidated Statements of Income for the years ended December 31, 2000, 1999, and
     1998 ........................................................................... IV-7
   Consolidated Statement of Partners' Capital for the years ended December 31, 2000,
     1999, and 1998 ................................................................. IV-8
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998. ...................................................................... IV-9
   Notes to Financial Statements .................................................... IV-10
   Schedule III -- Real Estate and Accumulated Depreciation ......................... IV-25


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits



 EXHIBIT       FILING
NUMBER      REFERENCE                                                DESCRIPTION
---------   -----------   -------------------------------------------------------------------------------------------------
 3.1             a        Amended and Restated Agreement of Limited Partnership of the Registrant
 3.2             f        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series A Preferred Units of Limited Partnership Interest
 3.3             f        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series B Preferred Units of Limited Partnership Interest
 3.4             f        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series C Preferred Units of Limited Partnership Interest
 3.5             f        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series D Preferred Units of Limited Partnership Interest
 3.6             m        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series B Common Units of Limited Partnership Interest
 3.7             m        Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series E Preferred Partnership Units of Limited Partnership
 3.8                      Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant
                          Establishing Series F Junior Participating Preferred Partnership Units Issuable Under the Rights
                          Plan
 4.1             h        Form of 7.40% Notes due 2004 of the Registrant
 4.2             h        Form of 7.75% Notes due 2009 of the Registrant
 4.3             h        Indenture, dated March 26, 1999, among the Registrant, Reckson Associates Realty Corp. (the
                          "Company"), and The Bank of New York, as trustee
 4.4                      Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock
                          Transfer and Trust Company
10.1             d        Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
10.2             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Donald Rechler
10.3             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Scott Rechler
10.4             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Mitchell Rechler
10.5             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Gregg Rechler
10.6             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Roger Rechler
10.7             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Michael Maturo
10.8             n        Amendment and Restatement of Employment and Non-Competition Agreement, dated as of
                          August 15, 2000 between the Company and Jason Barnett
10.9             a        Purchase Option Agreements relating to the Reckson Option Properties
10.10            a        Purchase Option Agreements relating to the Other Option Properties
10.11            c        Amended 1995 Stock Option Plan
10.12            c        1996 Employee Stock Option Plan
10.13            b        Ground Leases for certain of the properties
10.14            g        Third Amended and Restated Agreement of Limited Partnership of Reckson FS Limited
                          Partnership
10.15            a        Indemnity Agreement relating to 100 Oser Avenue
10.16            d        Amended and Restated 1997 Stock Option Plan
10.17            d        1998 Stock Option Plan
10.18            d        Note Purchase Agreement for the Senior Unsecured Notes
10.19            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Donald Rechler
10.20            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Scott Rechler
10.21            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Mitchell Rechler
10.22            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Gregg Rechler
10.23            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Roger Rechler
10.24            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Michael Maturo
10.25            n        Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Jason Barnett
10.26            e        Amended and Restated Operating Agreement of Metropolitan Partners LLC, dated December
                          8, 1998
10.27            g        Intercompany Agreement by and between the Registrant and Reckson Service Industries, Inc., dated May 13, 1998
10.28            m        Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                          Industries, Inc., as borrower and the Registrant, as Lender relating to Reckson Strategic Venture
                          Partners, LLC ("RSVP Credit Agreement")
10.29            m        Amended and Restated Credit Agreement dated as of August 4, 1999 between Reckson Service
                          Industries, Inc., as borrower and the Registrant, as Lender relating to the operations of Reckson
                          Service Industries, Inc. ("RSI Credit Agreement")
10.30            m        Letter Agreement, dated November 30, 1999, amending the RSVP Credit Agreement and the
                          RSI Credit Agreement
10.31            j        Consolidated, Amended and Restated Fee and Leasehold Mortgage Note relating to 919 Third
                          Avenue
10.32            l        Agreement of Purchase and Sale, between NBBRE 919 Third Avenue Associates, L.P., as Seller, and the Registrant, as Purchaser
10.33            j        Side Letter to Agreement of Purchase and Sale between NBRE 919 Third Avenue Associates,
                          L.P., as Seller and the Registrant as Purchaser
10.34            k        Contribution and Exchange Agreement by and between Reckson Morris Industrial Trust,
                          Reckson Morris Industrial Interim GP, LLC, the Registrant, Robert Morris, Joseph D. Morris,
                          Ronald Schram, Mark M. Bava, The Drew Morris Trust, The Justin Morris Trust, The Keith
                          Morris Trust, Joseph D. Morris Family Limited Partnership and Robert Morris Family Limited
                          Partnership, and American Real Estate Investment L.P. and American Real Estate Corporation
10.35            n        $575 million Credit Facility dated as of September 7, 2000 among the Registrant, The Chase
                          Manhattan Bank, NBS Warburg Dillion Read, Deutsche Bank and Chase Securities, Inc.
10.36            n        Guaranty Agreement dated as of September 7, 2000 among the Company, the Chase Manhattan
                          Bank and UBS Warburg LLC
10.37            n        Operating Agreement dated as of September 28, 2000 between Reckson Tri-State Member LLC
                          (together with its permitted successors and assigns) and TIAA Tri-State LLC
10.38            p        Secured Loan Agreement among Metropolitan 919 3rd Avenue LLC (as borrower), Merrill
                          Lynch Mortgage Capital Inc., Bayerische Landesbank, Cayman Islands Branch, Commerzbank
                          AG New York and Grand Cayman Branches, Wells Fargo Bank, National Association and the
                          other lenders signatory thereto
10.39            p        Loan Agreement between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender

  EXHIBIT       FILING
NUMBER       REFERENCE                                              DESCRIPTION
----------   -----------   --------------------------------------------------------------------------------------------
10.40             p        Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement
                           among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life
                           Insurance Company
10.41             p        Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th
                           Ave., LLC and 100 Wall Company LLC
12.1                       Statement of Ratios of Earnings to Fixed Charges
21.1                       Statement of Subsidiaries
23.0                       Consent of Independent Auditors
24.1                       Power of Attorney (included in Part IV of the Form 10-K)

(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.
(b) Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.
(c) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
(d) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
(e) Previously filed as an exhibit to the Registrant's Form 8-K report filed with the SEC on December 22, 1998 and incorporated herein by reference.
(f) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.
(g) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.
(h) Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
(i) Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 7, 1999 and incorporated herein by reference.
(j) Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on June 25, 1999 and incorporated herein by reference.
(k) Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on August 25, 1999 and incorporated herein by reference.
(l) Previously filed as an exhibit to the Company's Form 8-K filed with SEC on January 14, 2000 and incorporated herein by reference.
(m) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
(n) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
(o) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 11, 2000 and incorporated herein by reference.
(p) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.


(b) Reports on Form 8-K

On October 17, 2000, the Registrant filed a report on Form 8-K relating to:

(i) the authorization by the Company's Board of Directors of a dividend distribution of one preferred share purchase right for each outstanding shares of Class A common stock of the Company under a shareholder rights plans;

(ii) the purchase by a subsidiary of Teachers Insurance and Annuity Association of America from a subsidiary of the Registrant of a 49% interest in RT Tri-State LLC for approximately $136 million;

(iii) the Registrant entering into an unsecured revolving credit facility of up to $575 million with The Chase Manhattan Bank, UBS Warburg LLC, Deutsche Bank and Chase Securities Inc;

(iv) the Company's entering into employment and noncompetition agreements and severance agreements with each of its executive officers; and

(v) the adoption by the Company's Board of Directors of a new bylaw provision.

On November 2, 2000, the Company submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation in satisfaction of the requirements of Regulation FD.

On November 3, 2000, the Company submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the third quarter presentation in satisfaction of the requirements of Regulation FD.

                                  SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2001.


                                 RECKSON OPERATING PARTNERSHIP, L.P.


                                 By: RECKSON ASSOCIATES REALTY CORP.,
                                      its general partner

                                 By: /s/ Donald J. Rechler
                                     ---------------------------
                                     Donald J. Rechler,
                                     Chairman   of   the   Board   and  Co-Chief
                                     Executive Officer


KNOW  ALL  MEN  BY  THESE  PRESENTS,  that  each of the undersigned officers and directors of Reckson Associates Realty Corp. ("Reckson Associates"), the corporate general partner of the registrant, hereby severally constitutes and appoints Scott H. Rechler, Michael Maturo and Mitchell D. Rechler, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 2000, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 2001.





         SIGNATURE                      TITLE                      SIGNATURE                     TITLE
--------------------------   ---------------------------   ------------------------   --------------------------
  /s/ Donald J. Rechler      Chairman of the Board,         /s/  Scott H. Rechler     President, Co-Chief
----------------             Co-Chief Executive            ----------------           Executive Officer and
      Donald J. Rechler      Officer and Director                Scott H. Rechler     Director of Reckson
                             (Principal Executive                                     Associates
                             Officer) of Reckson
                             Associates


   /s/ Roger M. Rechler      Vice-Chairman of the            /s/ Michael Maturo       Executive Vice President,
----------------             Board, Executive Vice          ----------------          Treasurer and Chief
       Roger M. Rechler      President and Director of           Michael Maturo       Financial Officer
                             Reckson Associates                                       (Principal Financial
                                                                                      Officer and Principal
                                                                                      Accounting Officer) of
                                                                                      Reckson Associates


 /s/ Mitchell D. Rechler     Executive Vice President,       /s/ Harvey R. Blau       Director of Reckson
----------------             Co-Chief Operating              ----------------         Associates
     Mitchell D. Rechler     Officer and Director of             Harvey R. Blau
                             Reckson Associates


  /s/ Leonard Feinstein      Director of Reckson           /s/   Herve A. Kevenides   Director of Reckson
----------------             Associates                    ----------------           Associates
      Leonard Feinstein                                          Herve A. Kevenides



  /s/ John V. N. Klein       Director of Reckson            /s/  Lewis S. Ranieri     Director of Reckson
----------------             Associates                     ----------------          Associates
     John V. N. Klein                                            Lewis S. Ranieri


/s/ Conrad D. Stephensen     Director of Reckson
----------------             Associates
    Conrad D. Stephensen


                        REPORT OF INDEPENDENT AUDITORS


To the Partners
Reckson Operating Partnership, L.P.

     We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L. P. (the "Operating Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31 2000. We have also audited the financial statement schedule listed in the index at item 14 (a). These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L. P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 13, 2001

                       RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                    DECEMBER 31,
                                                                          ---------------------------------
                                                                                2000              1999
                                                                          ---------------   ---------------
ASSETS
Commercial real estate properties, at cost (Notes 2, 3, 5, 6,and 8)
 Land .................................................................     $   396,482       $   276,204
 Buildings and improvements ...........................................       2,219,448         1,802,611
Developments in progress: .............................................
 Land .................................................................          60,918            60,894
 Development costs ....................................................          93,759            68,690
Furniture, fixtures and equipment .....................................           7,138             6,473
                                                                            -----------       -----------
                                                                              2,777,745         2,214,872
   Less accumulated depreciation ......................................        (288,479)         (218,385)
                                                                            -----------       -----------
                                                                              2,489,266         1,996,487
Investments in real estate joint ventures (Note 8) ....................          43,534            31,531
Investment in mortgage notes and notes receivable (Note 6) ............          58,220           352,466
Cash and cash equivalents (Note 9) ....................................          16,624            21,122
Tenant receivables ....................................................          11,511             5,117
Investments in and advances to affiliates (Note 8) ....................         180,593           179,762
Deferred rents receivable .............................................          67,930            32,132
Prepaid expenses and other assets .....................................          68,759            66,855
Contract and land deposits and pre-acquisition costs ..................           1,676             9,585
Deferred lease and loan costs, less accumulated amortization of $32,773
 and $24,484, respectively ............................................          61,681            39,520
                                                                            -----------       -----------
 Total Assets .........................................................     $ 2,999,794       $ 2,734,577
                                                                            -----------       -----------
LIABILITIES
Mortgage notes payable (Note 2) .......................................     $   728,971       $   459,174
Unsecured credit facility (Note 3) ....................................         216,600           297,600
Unsecured term loan (Note 3) ..........................................              --            75,000
Senior unsecured notes (Note 4) .......................................         449,385           449,313
Accrued expenses and other liabilities (Note 5) .......................          93,520            81,265
Distributions payable .................................................          28,801            27,166
                                                                            -----------       -----------
 Total Liabilities ....................................................       1,517,277         1,389,518
                                                                            -----------       -----------
Commitments and other comments (Notes 9, 10, and 13) ..................              --                --
Minority interests' in consolidated partnerships ......................         226,350            93,086
                                                                            -----------       -----------
PARTNERS' CAPITAL (Note 7)
Preferred Capital, 11,234,518 and 15,234,518 units outstanding,
 respectively .........................................................         313,126           413,126
General Partner's Capital:
 Class A common units, 45,352,286 and 40,375,506 outstanding,
   respectively .......................................................         575,570           477,172
 Class B common units, 10,283,513 and 10,283,763 outstanding,
   respectively .......................................................         270,118           270,689
Limited Partners' Capital, 7,694,642 and 7,701,142 units outstanding,
 respectively .........................................................          97,353            90,986
                                                                            -----------       -----------
 Total Partners' Capital ..............................................       1,256,167         1,251,973
                                                                            -----------       -----------
   Total Liabilities and Partners' Capital ............................     $ 2,999,794       $ 2,734,577
                                                                            ===========       ===========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                          2000             1999             1998
                                                                     --------------   --------------   --------------
REVENUES (Note 10):
Base rents .......................................................    $   397,327      $   324,146      $   224,703
Tenant escalations and reimbursements ............................         54,750           44,989           27,744
Equity in earnings of service companies and real estate joint
 ventures ........................................................          4,383            2,148            1,836
Interest income on mortgage notes and notes receivable ...........          8,212            7,944            7,739
Gain (loss) on disposition of real estate (Note 6) ...............         18,669           10,052               --
Investment and other income ......................................         26,576           13,863            4,290
                                                                      -----------      -----------      -----------
 Total Revenues ..................................................        509,917          403,142          266,312
                                                                      -----------      -----------      -----------
EXPENSES:
Property operating expenses ......................................        157,456          125,994           84,280
Marketing, general and administrative ............................         25,221           22,269           15,971
Interest .........................................................         96,337           74,709           47,795
Depreciation and amortization ....................................         92,547           74,504           52,957
                                                                      -----------      -----------      -----------
 Total Expenses ..................................................        371,561          297,476          201,003
                                                                      -----------      -----------      -----------
Income before distributions to preferred unit holders,
 minority interests and extraordinary loss .......................        138,356          105,666           65,309
Preferred unit distributions .....................................        (28,012)         (27,001)         (14,244)
Minority partners' interest in consolidated partnerships .........         (9,120)          (6,802)          (2,819)
                                                                      -----------      -----------      -----------
Income before extraordinary loss .................................        101,224           71,863           48,246
Extraordinary loss on extinguishment of debts (Note 3) ...........         (1,571)            (629)          (1,993)
                                                                      -----------      -----------      -----------
Net income available to common unit holders ......................    $    99,653      $    71,234      $    46,253
                                                                      ===========      ===========      ===========
 Net income available to:
   General Partner - Class A common units ........................    $    64,552      $    48,791      $    38,667
   General Partner - Class B common units ........................         23,607           13,110               --
   Limited Partners' .............................................         11,494            9,333            7,586
                                                                      -----------      -----------      -----------
 Total ...........................................................    $    99,653      $    71,234      $    46,253
                                                                      ===========      ===========      ===========
 Net income per weighted average units:
   General Partner - per Class A common unit before
    extraordinary loss ...........................................    $      1.52      $      1.22      $      1.02
   Extraordinary loss per Class A general partnership unit                 (  .02)          (  .01)          (  .04)
                                                                      -----------      -----------      -----------
   Net income per weighted average Class A general
    partnership common unit ......................................    $      1.50      $      1.21      $       .98
                                                                      ===========      ===========      ===========
   General Partner - per Class B common unit before
    extraordinary loss ...........................................    $      2.34      $      1.96      $        --
   Extraordinary loss per Class B general partnership unit                 (  .04)          (  .02)              --
                                                                      -----------      -----------      -----------
   Net income per weighted average Class B general
    partnership unit .............................................    $      2.30      $      1.94      $        --
                                                                      ===========      ===========      ===========
   Limited Partners' - per common unit before
    extraordinary loss ...........................................    $      1.52      $      1.22      $      1.02
   Extraordinary loss per limited partnership unit ...............         (  .02)          (  .01)          (  .04)
                                                                      -----------      -----------      -----------
   Net income per weighted average limited partnership
    unit .........................................................    $      1.50      $      1.21      $       .98
                                                                      ===========      ===========      ===========
 Weighted average common units outstanding:
   General Partner - Class A common units ........................     43,070,000       40,270,000       39,473,000
   General Partner - Class B common units ........................     10,284,000        6,744,000               --
   Limited Partners ..............................................      7,696,000        7,705,000        7,728,000


               (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (IN THOUSANDS)

                                                GENERAL PARTNER'S CAPITAL
                                       -------------------------------------------
                                         PREFERRED       CLASS B        CLASS A          LIMITED              TOTAL
                                          CAPITAL     COMMON UNITS   COMMON UNITS   PARTNERS' CAPITAL   PARTNERS' CAPITAL
                                       ------------- -------------- -------------- ------------------- ------------------
BALANCE JANUARY 1, 1998 ..............  $       --     $      --      $ 446,702         $  85,750          $  532,452
Net Income ...........................          --            --         38,667             7,586              46,253
Contributions ........................     263,126            --         54,089            11,484             328,699
Distributions ........................          --            --        (55,193)          (10,695)            (65,888)
Contribution of a 1% interest in
 Reckson FS Limited Partnership ......          --            --          1,076                --               1,076
                                        ----------     ---------      ---------         ---------          ----------
BALANCE DECEMBER 31, 1998 ............     263,126            --        485,341            94,125             842,592
Net Income ...........................          --        13,110         48,791             9,333              71,234
Contributions ........................     150,000       302,653          1,601                --             454,254
Distributions ........................          --       (14,787)       (58,561)          (10,987)            (84,335)
Retirement of units ..................          --       (30,287)            --            (1,485)            (31,772)
                                        ----------     ---------      ---------         ---------          ----------
BALANCE DECEMBER 31, 1999 ............     413,126       270,689        477,172            90,986           1,251,973
Net Income ...........................          --        23,607         64,552            11,494              99,653
Contributions ........................          --            --          6,701                --               6,701
Distributions ........................          --       (24,132)       (66,096)          (11,765)           (101,993)
Retirement / redemption of units .....    (100,000)          (46)        93,241             6,638                (167)
                                        ----------     ---------      ---------         ---------          ----------
BALANCE DECEMBER 31, 2000 ............  $  313,126     $ 270,118      $ 575,570         $  97,353          $1,256,167
                                        ==========     =========      =========         =========          ==========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                  2000            1999            1998
                                                                             -------------   -------------   -------------
Income before distributions to preferred unit holders ....................    $  127,665      $   98,235      $   60,497
Adjustments to reconcile income before distributions to preferred unit holders to net cash provided by operating activities:
 Depreciation and amortization ...........................................        92,547          74,504          52,957
 Extraordinary loss on extinguishment of debts ...........................         1,571             629           1,993
 Minority partners' interests in consolidated partnerships ...............         9,120           6,802           2,819
 Gain (loss) on dispositions of real estate, securities and mortgage
   repayment .............................................................       (18,669)         (9,657)            (52)
 Distribution from investments in real estate joint ventures .............           368             442             470
 Equity in earnings of service companies and real estate joint
   ventures. .............................................................        (4,383)         (2,148)         (1,836)
Changes in operating assets and liabilities:
 Prepaid expenses and other assets .......................................        (9,568)        (24,292)         (4,597)
 Tenant and affiliate receivables ........................................        (6,394)             42            (184)
 Deferred rents receivable ...............................................       (35,798)         (2,158)         (7,553)
 Accrued expenses and other liabilities ..................................        14,152          12,618          16,605
                                                                              ----------      ----------      ----------
 Net cash provided by operating activities ...............................       170,611         155,017         121,119
                                                                              ----------      ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ..........................      (190,548)       (284,741)       (449,241)
 Investment in mortgage notes and notes receivable .......................            --        (295,048)          4,072
 Increase (decrease) in contract deposits and preacquisition costs .......        (2,023)        (12,650)          8,839
 Additions to developments in progress ...................................       (13,392)         (9,615)        (97,570)
 Additions to commercial real estate properties ..........................       (89,818)        (28,135)        (21,181)
 Payment of leasing costs ................................................       (24,082)        (16,467)         (8,802)
 Investments in securities ...............................................            --              --         (42,299)
 Additions to furniture, fixtures and equipment ..........................          (742)           (461)         (2,071)
 Investments in real estate joint ventures ...............................       (10,780)        (15,033)         (7,773)
 Distribution from service companies .....................................            --              --              15
 Proceeds from dispositions of real estate, securities and mortgage
   note receivable repayments ............................................        49,810         269,916             809
                                                                              ----------      ----------      ----------
 Net cash used in investing activities ...................................      (281,575)       (392,234)       (615,202)
                                                                              ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from secured borrowings ........................................       297,163         125,548          11,458
 Principal payments on secured borrowings ................................       (27,367)         (4,714)         (4,735)
 Proceeds from redemption of KTR preferred stock .........................        19,903
 Proceeds from issuance of senior unsecured notes, net of issuance
   costs .................................................................            --         299,262              --
 Payment of loan costs and prepayment penalties ..........................       (11,649)         (8,264)         (4,738)
 Investments in and advances to affiliates ...............................       (14,568)       (126,249)        (24,409)
 Proceeds from unsecured credit facilities and term loans ................       689,600         397,500         413,100
 Principal payments on unsecured credit facilities and term loans ........      (845,600)       (510,750)       (137,500)
 Contributions ...........................................................         4,010         149,512         272,734
 Distributions ...........................................................      (128,369)       (104,246)        (57,683)
 Retirement of units .....................................................            --         (30,287)             --
 Contributions by minority partners in consolidated partnerships .........       135,975          75,500          10,000
 Distributions to minority partners in consolidated partnerships .........       (12,632)         (6,701)         (3,592)
                                                                              ----------      ----------      ----------
Net cash provided by financing activities ................................       106,466         256,111         474,635
                                                                              ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents .....................        (4,498)         18,894         (19,448)
Cash and cash equivalents at beginning of period .........................        21,122           2,228          21,676
                                                                              ----------      ----------      ----------
Cash and cash equivalents at end of period ...............................    $   16,624      $   21,122      $    2,228
                                                                              ----------      ----------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest, including interest
   capitalized ...........................................................    $  106,106      $   77,014      $   52,622
                                                                              ----------      ----------      ----------


                (see accompanying notes to financial statements)

                    RECKSON OPERATING PARTNERSHIP, L.P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 2000


1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Reckson Operating Partnership, L.P. (the "Operating Partnership") is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also owns certain undeveloped land (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

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

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The   accompanying   consolidated   financial   statements   include   the
consolidated financial position of the Operating Partnership and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000. The Operating Partnership's investments in Metropolitan, Omni Partners, L.P. ("Omni"), the Tri-State JV (see note 6) and certain industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L.P. ("RMI") are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership's investment in RMI was reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partner's interest through September 26, 1999. On September 27, 1999, the Operating Partnership sold its interest in RMI to Keystone Property Trust ("KTR"). The operating results of the service businesses currently conducted by Reckson Management Group, Inc. ("RMG") and Reckson Construction Group, Inc.
("RCG") are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The minority interests at December 31, 2000 represent a convertible preferred interest in Metropolitan, a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The merger with Tower was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Operating Partnership, in accordance with the accounting principles generally accepted in the United States ("GAAP"), was used as the valuation basis for the merger. The assets acquired and liabilities assumed by the Operating Partnership were recorded at the fair value as of the closing date of the merger.

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

     Tenant's lease security deposits aggregating approximately $6.1 million and $5.1 million at December 31, 2000 and 1999, respectively have been included in cash and cash equivalents on the accompanying balance sheets.

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

Revenue Recognition

     Minimum rental income is recognized on a straight-line basis over the term of a lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

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

     Gain (loss) on dispositions of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Net Income Per Common Partnership Unit

     Net income per Class A common partnership unit and Class B Common partnership unit is determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Distributions to Preferred Unit Holders

     Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Segment Reporting

     In 1997, the FASB issued Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("Statement 131") which is effective for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Operating Partnership's financial position or results of operations but did affect the disclosure of segment information (see Note 11).

Recent Pronouncements

     In June 1999, the FASB issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Operating Partnership will adopt the new Statement effective January 1, 2001. Because of the Operating Partnership's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Operating Partnership.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     At December 31, 2000, there were 19 mortgage notes payable with an aggregate outstanding principal amount of approximately $729 million. Properties with an aggregate carrying value at December 31, 2000 of approximately $1,362 million are pledged as collateral against the mortgage notes payable. In addition, approximately $47 million of the $729 million are recourse to the Operating Partnership. The mortgage notes bear interest at rates ranging from 6.45% to 10.10%, and mature between 2001 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2000, 1999 and 1998 were approximately 7.8%, 7.6% and 7.8%, respectively. Certain of the mortgage notes payable are guaranteed by certain minority partners in the Operating Partnership.

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
2. MORTGAGE NOTES PAYABLE - (CONTINUED)

     Scheduled principal repayments during the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,
--------------------------------
  2001 .........................    $  93,225
  2002 .........................       17,011
  2003 .........................      208,905
  2004 .........................       12,370
  2005 .........................       10,467
  Thereafter ...................      386,993
                                    ---------
                                    $ 728,971
                                    =========


     On January 13, 2000, in connection with the acquisition of 1350 Avenue of the Americas, the Operating Partnership obtained a secured $70 million first mortgage commitment which matures in August 2001 and bears interest at LIBOR plus 165 basis points.

     On November 2, 2000, in connection with the acquisition of 919 Third Avenue, the Operating Partnership obtained a three year secured $250 million first mortgage commitment. Interest rates on borrowings under the commitment are based on LIBOR plus a spread ranging from 110 basis points to 140 basis points based upon the outstanding balance. At closing, $200 million was funded under the commitment at an interest rate of LIBOR plus 120 basis points. In addition, in connection with the $200 million initial funding, the Operating Partnership purchased a LIBOR interest rate hedge that provides for a maximum LIBOR rate of 9.25%. The initial funding was used primarily to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

3. UNSECURED CREDIT FACILITY

     As of December 31, 2000, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Credit Facility replaced the Operating Partnership's $500 million unsecured credit facility (together with the Credit Facility, the "Credit Facility") and $75 million term loan. As a result, certain deferred loan costs incurred in connection with such unsecured credit facility and term loan were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of income.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2000, the Operating Partnership had availability under the Credit Facility to borrow an additional $358.4 million (of which, $51.3 million has been allocated for outstanding undrawn letters of credit).

     The Operating Partnership capitalized interest incurred on borrowings to fund certain development costs in the amount of $11.5 million, $9.8 million and $7.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                      RECKSON OPERATING PARTNERSHIP, L.P.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

4. SENIOR UNSECURED NOTES

     As of December 31, 2000, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

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


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000. Such discount is being amortized over the term of the Senior Unsecured Notes to which they relate.

5. LAND LEASES AND AIR RIGHTS

     The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which fourteen of its buildings were constructed. The leases, which contain renewal options, expire between 2009 and 2236. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $2.7 million and $2.6 million at December 31, 2000 and 1999, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     In addition, the Operating Partnership, through the acquisition of certain properties, is subject to three air rights lease agreements. These lease agreements have terms expiring between 2048 and 2236, including renewal options.

     Future minimum lease commitments relating to the land leases and air rights lease agreements during the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,         LAND LEASES     AIR RIGHTS
----------------------------   -------------   -----------
  2001 .....................      $  2,114      $     940
  2002 .....................         2,059            941
  2003 .....................         2,058            944
  2004 .....................         2,182            954
  2005 .....................         2,185            954
  Thereafter ...............        51,084        137,791
                                  --------      ---------
                                  $ 61,682      $ 142,524
                                  ========      =========


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

     Prior to the closing of the merger, the Company arranged for the sale of four of Tower's Class B New York City properties, comprising approximately 701,000 square feet for approximately $84.5 million. Subsequent to the closing of the merger, the Company has sold a real estate joint venture interest and all of the property located outside the Tri-State Area other than one office property located in Orlando, Florida for approximately $171.1 million. The combined consideration consisted of approximately $143.8 million in cash and approximately $27.3 million of debt relief. Net cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. As a result of incurring certain sales and closing costs in connection with the sale of the assets located outside the Tri-State Area, the Operating Partnership has incurred a loss of approximately $4.4 million which has been included in gain
(loss) on dispositions of real estate on the accompanying consolidated statements of income.

"Big Box" Industrial Investment Activity

     On August 9, 1999, the Operating Partnership executed a contract for the sale, which took place in three stages, of its interest in RMI, which consisted of 28 properties, comprising approximately 6.1 million square feet and three other big box industrial properties to KTR. In addition, the Operating Partnership also entered into a sale agreement with the Matrix Development Group ("Matrix") relating to a first mortgage note and certain industrial land holdings (the "Matrix Sale"). The combined total sales price of $310 million ($52 million of which is attributable to the Morris Companies and its affiliates in the form of $41.6 million of preferred units of KTR's operating partnership and $10.4 million of debt relief) consisted of (i) approximately $159.7 million in cash, (ii) $41.5 million in convertible preferred and common stock of KTR, (iii) $61.6 million in preferred units of KTR's operating partnership, (iv) approximately $37.1 million of debt relief and (v) approximately $10.1 million in purchase money mortgage notes secured by certain land that is being sold to Matrix.

     As of December 31, 2000, the Matrix Sale and the sale of the Operating Partnership's interest in RMI was completed. As a result, the Operating Partnership realized a gain of approximately $16.7 million. Such gain has been included in gain on dispositions of real estate on the accompanying consolidated statements of income. Cash proceeds from the sales were used primarily to repay borrowings under the Credit Facility. In addition, the Operating Partnership redeemed approximately $20 million of the preferred stock of KTR and received principal repayments of approximately $7.2 million related to the purchase money mortgage notes, all of which was used primarily for general operating expenditures.

Other Real Estate Investment Activities

     On April 13, 1999, the Operating Partnership received approximately $25.8 million from the redemption of a mortgage note receivable which secured three office properties located in Garden City,

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

Long Island, encompassing approximately 400,000 square feet. As a result, the Operating Partnership recognized a gain of approximately $4.3 million. Such gain has been included in gain on dispositions of real estate on the accompanying consolidated statements of income.

     On June 15, 1999, the Operating Partnership acquired the first mortgage note secured by a 47 story, 1.4 million square foot Class A office property located at 919 Third Avenue in New York City for approximately $277.5 million. The first mortgage note entitled the Operating Partnership to all the net cash flow of the property and to substantial rights regarding the operations of the property, with the Operating Partnership anticipating to ultimately obtain title to the property. This acquisition was financed with proceeds from the issuance of six million Series E preferred units of general partnership interest (see note 7) and through an advance under the Credit Facility. Current financial accounting guidelines provides that where a lender has virtually the same risks and potential rewards as those of a real estate owner it should recognize the full economics associated with the operations of the property. As such, the Operating Partnership has recognized real estate operations of 919 Third Avenue in the accompanying consolidated statements of income from the date of acquisition. On July 28, 2000, the Operating Partnership consented to the filing of a consensual, pre-packaged bankruptcy plan with the current fee owner and on November 2, 2000 the Operating Partnership obtained title to the property.

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

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV. As a result, the Operating Partnership realized a gain of approximately $15.2 million. Such gain has been included in gain on dispositions of real estate on the accompanying consolidated statements of income. Cash proceeds received were used primarily to repay borrowings under the Credit Facility.

     In addition, as of December 31, 2000, the Operating Partnership has invested approximately $6.4 million in mortgage notes encumbering approximately 101 acres of land, approximately $17.1 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which bear interest at rates ranging from 10.5% to 11% per annum and are secured by a minority partner's preferred unit interest.

     The Operating Partnership has announced that it has withdrawn its offer to purchase a tract of land located in Suffolk County, New York from the State of New York. As a result, as of December 31, 2000, the Company incurred a one-time non-recurring charge of $3.2 million in connection with the discontinuation of this development project. Such amount has been included in gain (loss) on dispositions of real estate on the accompanying consolidated statements of income.

7. PARTNERS' CAPITAL

     On May 24, 1999, in conjunction with the Tower acquisition, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. PARTNERS' CAPITAL - (CONTINUED)

common units are entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. On July 1, 2000, the annual distribution on the Class B common units was increased to $2.40 per unit.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Class B common units will be exchanged for an equal number of Class A common units upon the exchange, if any, by the Company of Class A common stock for Class B common stock at any time following November 23, 2003.

     On June 2, 1999, in connection with the Company's issuance of Series B convertible preferred stock, the Operating Partnership issued six million Series E preferred units of general partnership interest to the Company in exchange for approximately $150 million. The Series E preferred units have a liquidation preference of $25 per unit, and an initial distribution rate of 7.85% per annum with such rate increasing to 8.35% per annum on April 30, 2000 and to 8.85% per annum from and after April 30, 2001. The Series E preferred units are convertible into Class A common units at a price of $26.05 per unit and are redeemable by the Operating Partnership on or after March 2, 2002. Proceeds from the issuance of the Series E preferred units were used as partial consideration in the acquisition of the first mortgage note secured by 919
Third Avenue located in New York City. On June 20, 2000, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million Series E preferred units with a liquidation preference value of $100 million.

     The Board of Directors of the Company has authorized a purchase buy back program for the Company's Class B common stock. As a result, as of December 31, 2000, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

     On October 16, 2000, the Company's Board of Directors announced that it adopted a Shareholder Rights Plan designed to protect its shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving its shareholders of the full value of their investment. The Operating Partnership has adopted a similar rights plan (the "Rights Plan") which would be triggered in the event the Company's Shareholders Rights Plan is triggered. The Rights Plan was not adopted in response to any known effort to acquire control of the Operating Partnership or the Company.

     Under the Rights Plan, each Class A common unitholder will receive a dividend of one Right for each Class A common unit owned. The Rights will be exercisable only if a person or group acquires, or announces their intent to acquire, 15% or more of the Company's Class A common stock, or announces a tender offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the Company's Class A common stock. Each Right will entitle the holder to purchase one one-thousandth of a unit of a new series of junior participating preferred units of the Operating Partnership at an initial exercise price of $84.44.

     If any person acquires beneficial ownership of 15% or more of the outstanding shares of Class A common stock of the Company, then all Rights holders (except the acquiring person if such person is a holder of Rights) will be entitled to purchase the Operating Partnership's Class A common units at a discounted price. If the Company is acquired in a merger after such an acquisition, all Rights holders (except the acquiring person if such person is a holder of Rights) will also be entitled to purchase stock in the buyer at a discount in accordance with the Rights Plan.

     The distribution of Rights was made to Class A common unitholders of record at the close of business on October 27, 2000 and Class A common units that are newly-issued after that date (including Class A common units issued upon conversion of the outstanding Class B common units) will also carry

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
7. PARTNERS' CAPITAL - (CONTINUED)

Rights until the Rights become detached from the Class A common units. The Rights will expire at the close of business on October 13, 2010, unless earlier redeemed by the Operating Partnership. The Rights distribution is not taxable to unitholders.


8. RELATED PARTY TRANSACTIONS

     The Operating Partnership, through its subsidiaries and affiliates, provides management, leasing and other tenant related services to the Properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

     The Operating Partnership in connection with its formation was granted a ten year option period to acquire ten properties which are either owned by the Reckson Group, the predecessor to the Company, or in which the Reckson Group owns a non-controlling minority interest. As of December 31, 2000, one of these properties was sold by the Reckson Group to a third party and four of these properties were acquired by the Operating Partnership for a aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million.

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

RSVP-Controlled REIT-Qualified Joint Venture Investments

     On August 27, 1998 the Operating Partnership announced the formation of a joint venture with RSVP and the Dominion Group, an Oklahoma-based, privately-owned group of companies that focuses on the development, acquisition and ownership of government occupied office buildings and correctional facilities. The new venture, Dominion Properties LLC (the "Dominion Venture"), is owned by Dominion Venture Group LLC, and by a subsidiary of the Operating Partnership. The Dominion Venture is primarily engaged in acquiring, developing and/or owning government-occupied office buildings and privately operated correctional facilities. Under the Dominion Venture's operating agreement, RSVP may invest up to $100 million, some of which may be invested by the Operating Partnership (the "RSVP

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
8. RELATED PARTY TRANSACTIONS - (CONTINUED)

Capital"). The initial contribution of RSVP Capital was approximately $39 million of which approximately $10.1 million was invested by a subsidiary of the Operating Partnership. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership advanced approximately $3.3 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested on a joint venture basis with the Dominion Group in certain service business activities related to the real estate activities. As of December 31, 2000, the Operating Partnership had invested, through the RSVP Commitment, approximately $20.6 million in the Dominion Venture which had investments in 13 government office buildings and three correctional facilities.

     As of December 31, 2000, the Operating Partnership has invested approximately $11.1 million, through a subsidiary, in RAP Student Housing Properties, LLC ("RAP-SHP"), a company that engages primarily in the acquisition and development of off-campus student housing projects. The Operating Partnership's investment was funded through the RSVP Commitment. In addition, the Operating Partnership has advanced approximately $3.5 million to FrontLine through the RSVP Commitment for an investment in RSVP which was then invested in certain service business activities related to student housing. As of December 31, 2000, RAP-SHP had investments in seven off-campus student housing projects. Additionally, during 2000, RAP-SHP entered into an off-campus development joint venture with Titan Investments II, a third party national developer. The purpose of the venture is to develop or reposition off-campus student housing projects across the United States.

     As of December 31, 2000, the Operating Partnership has invested approximately $3.4 million, through a subsidiary, in RAP MD, LLC ("RAP-MD"), a company that engages primarily in the acquisition, ownership, management and development of medical office properties. The Operating Partnership's investment was funded through the RSVP Commitment. As of December 31, 2000, RAP-MD had investments in eight medical office properties.


9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2000 as required by FASB Statement No. 107.

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


10. RENTAL INCOME

     The office and industrial Properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Operating Partnership for increases in certain operating costs and real estate taxes above base year costs.

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
10. RENTAL INCOME - (CONTINUED)

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2000 are as follows (in thousands):

  2001 .........................    $   378,057
  2002 .........................        380,665
  2003 .........................        355,064
  2004 .........................        324,183
  2005 .........................        278,782
  Thereafter ...................      1,465,457
                                    -----------
                                    $ 3,182,208
                                    ===========


11. SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Operating Partnership's portfolio also includes one office property located in Orlando, Florida, certain industrial joint venture properties formerly owned by RMI and for the period commencing January 6, 1998 and ending September 26, 1999, industrial properties which were owned by RMI and subsequently sold to KTR. The Operating Partnership has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating
Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

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

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
11. SEGMENT DISCLOSURE - (CONTINUED)

     The   following   tables   set   forth  the  components  of  the  Operating
Partnership's revenues and expenses and other related disclosures, as required by Statement 131, for the years ended December 31 (in thousands):



                                                       2000
                                    -------------------------------------------
                                         CORE                     CONSOLIDATED
                                       PORTFOLIO       OTHER         TOTALS
                                    -------------- ------------- --------------
REVENUES:
 Base rents, tenant escalations
  and reimbursements ..............  $   442,326     $   9,751    $   452,077
 Equity in earnings of real
  estate joint ventures and
  service companies ...............           --         4,383          4,383
 Other income .....................        1,212        52,245         53,457
                                     -----------     ---------    -----------
 Total Revenues ...................      443,538        66,379        509,917
                                     -----------     ---------    -----------
EXPENSES:
Property expenses .................      154,930         2,526        157,456
Marketing, general and
 administrative ...................       20,606         4,615         25,221
Interest ..........................       40,465        55,872         96,337
Depreciation and amortization .....       84,401         8,146         92,547
                                     -----------     ---------    -----------
Total Expenses ....................      300,402        71,159        371,561
                                     -----------     ---------    -----------
Income (loss) before preferred
 distributions, minority
 interests and extraordinary
 loss .............................  $   143,136     $  (4,780)   $   138,356
                                     ===========     =========    ===========
Total assets ......................  $ 2,428,500     $ 571,294    $ 2,999,794
                                     ===========     =========    ===========



                                                             1999
                                    ------------------------------------------------------
                                         CORE                                 CONSOLIDATED
                                       PORTFOLIO       RMI         OTHER         TOTALS
                                    -------------- ---------- -------------- -------------
REVENUES:
 Base rents, tenant escalations
  and reimbursements ..............  $   340,293    $15,394     $   13,448    $   369,135
 Equity in earnings of real
  estate joint ventures and
  service companies ...............           --         --          2,148          2,148
 Other income .....................          448          9         31,402         31,859
                                     -----------    -------     ----------    -----------
 Total Revenues ...................      340,741     15,403         46,998        403,142
                                     -----------    -------     ----------    -----------
EXPENSES:
Property expenses .................      119,270      2,406          4,318        125,994
Marketing, general and
 administrative ...................       16,981        548          4,740         22,269
Interest ..........................       25,167        445         49,097         74,709
Depreciation and amortization .....       64,097      3,663          6,744         74,504
                                     -----------    -------     ----------    -----------
Total Expenses ....................      225,515      7,062         64,899        297,476
                                     -----------    -------     ----------    -----------
Income (loss) before preferred
 distributions, minority
 interests and extraordinary
 loss .............................  $   115,226    $ 8,341     $  (17,901)   $   105,666
                                     ===========    =======     ==========    ===========
Total assets ......................  $ 2,142,696    $     0     $  591,881    $ 2,734,577
                                     ===========    =======     ==========    ===========

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

     During September 1999, in connection with the Matrix Sale and the first stage closing of RMI, the Operating Partnership received as partial consideration for the sale $41.5 million of common and preferred stock of KTR and approximately $10.1 million in purchase money mortgages from Matrix. In addition, the Operating Partnership was also relieved of approximately $26.7 million of secured indebtedness.

     During November 1999, the Operating Partnership received approximately $3.6 million of common stock of FrontLine as consideration for amending the FrontLine Facility and the RSVP Commitment. In May 2000, the Operating
Partnership contributed the common stock it received from FrontLine to RMG in exchange for 50 shares of non voting preferred stock, 97 shares of 8% preferred stock and a $1.4 million note.

                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
12. NON-CASH INVESTING AND FINANCING ACTIVITIES - (CONTINUED)

     On June 20, 2000, in conjunction with the Company's exchange of 4,181,818 shares of its Class A common stock for four million shares of its Series B preferred stock, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million shares of Series E preferred units with a liquidation preference value of $100 million.

13. COMMITMENTS AND OTHER COMMENTS


     The Operating Partnership had outstanding undrawn letters of credit against its Credit Facility of approximately $51.3 million and $52.3 million at December 31, 2000 and 1999, respectively.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Operating Partnership's results of operations for each fiscal quarter during 2000 and 1999 (in thousands, except unit data):

                                                                               2000
                                              ----------------------------------------------------------------------
                                               FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                              ---------------   ----------------   ---------------   ---------------
Total revenues ............................     $   117,658       $   125,448        $   140,294       $   126,517
                                                ===========       ===========        ===========       ===========
Income before distributions to preferred
 unit holders, minority interests and
 extraordinary loss .......................     $    28,772       $    35,709        $    44,208       $    29,667
Preferred unit distributions ..............          (7,985)           (7,857)            (6,085)           (6,085)
Minority partners' interest in consolidated
 partnerships .............................          (1,975)           (1,925)            (1,874)           (3,346)
Extraordinary loss ........................              --                --             (1,571)               --
                                                -----------       -----------        -----------       -----------
Net income available to common unit
 holders ..................................     $    18,812       $    25,927        $    34,678       $    20,236
                                                ===========       ===========        ===========       ===========
Net income available to:
 General Partner -- Class A common units        $    11,946       $    16,563        $    22,753       $    13,290
 General Partner -- Class B common units              4,589             6,281              8,050             4,687
 Limited Partners' ........................           2,277             3,083              3,875             2,259
                                                -----------       -----------        -----------       -----------
Total .....................................     $    18,812       $    25,927        $    34,678       $    20,236
                                                ===========       ===========        ===========       ===========
 Net income per common unit:
 General Partner -- Class A common units        $       .30       $       .40        $       .50       $       .29
 General Partner -- Class B common units        $       .45       $       .61        $       .78       $       .46
 Limited Partners' ........................     $       .30       $       .40        $       .50       $       .29
Weighted average common units
 outstanding:
 General Partner -- Class A common units         40,382,000        41,343,000         45,178,000        45,326,000
 General Partner -- Class B common units         10,284,000        10,284,000         10,284,000        10,284,000
 Limited Partners' ........................       7,700,000         7,695,000          7,695,000         7,695,000


                      RECKSON OPERATING PARTNERSHIP, L.P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
14. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)


                                                                               1999
                                              ----------------------------------------------------------------------
                                               FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                              ---------------   ----------------   ---------------   ---------------
Total revenues ............................     $    76,107       $    90,846        $   125,731       $   110,458
                                                ===========       ===========        ===========       ===========
Income before distributions to preferred
 unit holders, minority interests and
 extraordinary loss .......................     $    20,091       $    20,728        $    35,709       $    29,138
Preferred unit distributions ..............          (5,041)           (5,989)            (7,985)           (7,986)
Minority partners' interest in consolidated
 partnerships .............................          (1,168)           (1,615)            (2,150)           (1,869)
Extraordinary loss ........................              --                --               (629)               --
                                                -----------       -----------        -----------       -----------
Net income available to common unit
 holders ..................................     $    13,882       $    13,124        $    24,945       $    19,283
                                                ===========       ===========        ===========       ===========
Net income available to:
 General Partner -- Class A common units        $    11,641       $     9,550        $    15,409       $    12,191
 General Partner -- Class B common units                 --             1,747              6,596             4,767
 Limited Partners' ........................           2,241             1,827              2,940             2,325
                                                -----------       -----------        -----------       -----------
Total .....................................     $    13,882       $    13,124        $    24,945       $    19,283
                                                ===========       ===========        ===========       ===========
Net income per common unit:
 General Partner -- Class A common units        $       .29       $       .24        $       .38       $       .30
 General Partner -- Class B common units        $        --       $       .36        $       .58       $       .46
 Limited Partners' ........................     $       .29       $       .24        $       .38       $       .30
Weighted average common units
 outstanding:
 General Partner -- Class A common units         40,049,000        40,285,000         40,367,000        40,375,000
 General Partner -- Class B common units                ---         4,883,000         11,457,000        10,469,000
 Limited Partners' ........................       7,710,000         7,705,000          7,702,000         7,701,000


15. PRO FORMA RESULTS (UNAUDITED)
     The following unaudited pro forma operating results of the Operating Partnership for the year ended December 31, 2000 have been prepared as if the property acquisitions and dispositions made during 2000 had occurred on January 1, 2000. Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what the actual results of operations of the Operating Partnership would have been had the events occurred as of January 1, 2000, nor does it purport to represent the results of operations for future periods (in thousands except per unit data):

       Total Revenues ......................................................     $ 508,381
                                                                                 =========
       Income before distributions to preferred unit holders, minority
        interests and extraordinary loss ...................................     $ 135,532
                                                                                 =========
       Net income available to General Partner -- Class A common units .         $  54,117
                                                                                 =========
       Net Income per weighted average Class A common unit .................     $    1.26
                                                                                 =========
       Net Income available to General Partner -- Class B common units .         $  19,782
                                                                                 =========
       Net Income per weighted average Class B common unit .................     $    1.92
                                                                                 =========
       Net Income available to Limited Partners ............................     $   9,640
                                                                                 =========
       Net income per weighted average limited partnership unit ............     $    1.26
                                                                                 =========


                      RECKSON OPERATING PARTNERSHIP, L.P.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED )

16. OTHER INVESTMENTS AND ADVANCES

     During  1997,  the  Company  formed  FrontLine  (formerly  Reckson  Service
Industries, Inc.) and RSVP. In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of December 31, 2000, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. In addition, the Operating Partnership approved the funding of investments of up to $100 million with or in RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. As of December 31, 2000, approximately $83.2 million had been funded through the RSVP Commitment, of which $41.1 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $42.1 million represents advances.

     In March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and advanced approximately $24 million under the RSVP Commitment to fund additional RSVP-controlled (REIT-qualified) joint ventures (unaudited).

     In addition, as of December 31, 2000, the Operating Partnership, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. Prior to maturity, interest is payable quarterly but only to the extent of net cash flow of FrontLine and on an interest-only basis. As of December 31, 2000, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $13.8 million.

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

     FrontLine currently has two distinct operating units: one of which represents its interest in HQ Global Holdings, Inc., the largest provider of flexible officing solutions in the world, and the other which represents interests in technology based partner companies. RSVP invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.

                      RECKSON OPERATING PARTNERSHIP, L.P.
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)





                 COLUMN A                      COLUMN B                COLUMN C                   COLUMN D
------------------------------------------ ---------------- ------------------------------ ----------------------
                                                                                             COST CAPITALIZED,
                                                                                               SUBSEQUENT TO
                                                                     INITIAL COST               ACQUISITION
                                                            ------------------------------ ----------------------
                                                                            BUILDINGS AND          BUILDINGS AND
                DESCRIPTION                   ENCUMBRANCE        LAND        IMPROVEMENTS   LAND    IMPROVEMENTS
------------------------------------------ ---------------- -------------- --------------- ------ ---------------
Vanderbilt Industrial Park,
 Hauppauge, New York
 (27 buildings in an industrial park)               --         $ 1,940         $ 9,955       --        10,608
 85 Nicon Court
 Hauppauge, New York .....................          --             797           2,818       --            64
 104 Parkway Drive So.,
 Hauppauge, New York .....................          --              54             804       --           200
 125 Ricefield Lane
 Hauppauge, New York .....................          --              13             852       --           330
 110 Ricefield Lane
 Hauppauge, New York .....................          --              33           1,043        1            57
 120 Ricefield Lane
 Hauppauge, New York .....................          --              16           1,051       --           192
 135 Ricefield Lane
 Hauppauge, New York .....................          --              24             906       --           473
 1997 Portfolio Acquisition,
 Hauppauge, New York
 (10 additional buildings in
 Vanderbilt Industrial Park) .............          --             930 (B)      20,619        1         3,069
 425 Rabro Drive
 Hauppauge, New York .....................          --             665           3,489       --            71
 600 Old Willets Path
 Hauppauge, New York .....................          --             295           3,521       --           727
Airport International Plaza,
 Islip, New York
 (17 buildings in an industrial park).....       2,616 (C)       1,263          13,608       --        11,055
 120 Wilbur Place
 Islip, New York .........................          --             202           1,154        8           117
 2004 Orville Drive North
 Islip, New York .........................          --             633           4,226       --         1,413
 2005 Orville Drive North
 Islip, New York .........................          --             984           5,410       --           984
County Line Industrial Center,
 Melville, New York
 (3 buildings in an industrial park) .....          --             628           3,686       --         2,823
 30 Hub Drive
 Melville, New York ......................          --             469           1,571       --           312
32 Windsor Place,
 Islip, New York .........................          --              32             321       --            46



                 COLUMN A                              COLUMN E                COLUMN F       COLUMN G      COLUMN H
------------------------------------------ -------------------------------- -------------- -------------- -----------
                                                GROSS AMOUNT AT WHICH
                                              CARRIED AT CLOSE OF PERIOD
                                           --------------------------------
                                                    BUILDINGS AND             ACCUMULATED      DATE OF        DATE
                DESCRIPTION                  LAND    IMPROVEMENTS    TOTAL   DEPRECIATION   CONSTRUCTION    ACQUIRED
------------------------------------------ ------- --------------- -------- -------------- -------------- -----------
Vanderbilt Industrial Park,
 Hauppauge, New York
 (27 buildings in an industrial park)       1,940       20,563      22,503      14,499        1961-1979    1961-1979
 85 Nicon Court
 Hauppauge, New York .....................    797        2,882       3,679         480             1984         1995
 104 Parkway Drive So.,
 Hauppauge, New York .....................     54        1,004       1,058         161             1985         1996
 125 Ricefield Lane
 Hauppauge, New York .....................     13        1,182       1,195         296             1973         1996
 110 Ricefield Lane
 Hauppauge, New York .....................     34        1,100       1,134         191             1980         1996
 120 Ricefield Lane
 Hauppauge, New York .....................     16        1,243       1,259         168             1983         1996
 135 Ricefield Lane
 Hauppauge, New York .....................     24        1,379       1,403         367             1981         1996
 1997 Portfolio Acquisition,
 Hauppauge, New York
 (10 additional buildings in
 Vanderbilt Industrial Park) .............    931       23,688      24,619       3,445        1974-1982         1997
 425 Rabro Drive
 Hauppauge, New York .....................    665        3,560       4,225         433             1980         1997
 600 Old Willets Path
 Hauppauge, New York .....................    295        4,248       4,543         358             1999         1999
Airport International Plaza,
 Islip, New York
 (17 buildings in an industrial park).....  1,263       24,663      25,926      15,729        1970-1988    1970-1988
 120 Wilbur Place
 Islip, New York .........................    210        1,271       1,481         116             1972         1998
 2004 Orville Drive North
 Islip, New York .........................    633        5,639       6,272         921             1998         1998
 2005 Orville Drive North
 Islip, New York .........................    984        6,394       7,378         387             1999         1999
County Line Industrial Center,
 Melville, New York
 (3 buildings in an industrial park) .....    628        6,509       7,137       4,636        1975-1979    1975-1979
 30 Hub Drive
 Melville, New York ......................    469        1,883       2,352         358             1976         1996
32 Windsor Place,
 Islip, New York .........................     32          367         399         357             1971         1971



                 COLUMN A                     COLUMN I
------------------------------------------ --------------
                                            LIFE ON WHICH
                                            DEPRECIATION
                DESCRIPTION                  IS COMPUTED
------------------------------------------ --------------
Vanderbilt Industrial Park,
 Hauppauge, New York
 (27 buildings in an industrial park)      10 - 30 Years
 85 Nicon Court
 Hauppauge, New York ..................... 10 - 30 Years
 104 Parkway Drive So.,
 Hauppauge, New York ..................... 10 - 30 Years
 125 Ricefield Lane
 Hauppauge, New York ..................... 10 - 30 Years
 110 Ricefield Lane
 Hauppauge, New York ..................... 10 - 30 Years
 120 Ricefield Lane
 Hauppauge, New York ..................... 10 - 30 Years
 135 Ricefield Lane
 Hauppauge, New York ..................... 10 - 30 Years
 1997 Portfolio Acquisition,
 Hauppauge, New York
 (10 additional buildings in
 Vanderbilt Industrial Park) ............. 10 - 30 Years
 425 Rabro Drive
 Hauppauge, New York ..................... 10 - 30 Years
 600 Old Willets Path
 Hauppauge, New York ..................... 10 - 30 Years
Airport International Plaza,
 Islip, New York
 (17 buildings in an industrial park)..... 10 - 30 Years
 120 Wilbur Place
 Islip, New York ......................... 10 - 30 Years
 2004 Orville Drive North
 Islip, New York ......................... 10 - 30 Years
 2005 Orville Drive North
 Islip, New York ......................... 10 - 30 Years
County Line Industrial Center,
 Melville, New York
 (3 buildings in an industrial park) ..... 10 - 30 Years
 30 Hub Drive
 Melville, New York ...................... 10 - 30 Years
32 Windsor Place,
 Islip, New York ......................... 10 - 30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2000 (CONTINUED)
                                 (IN THOUSANDS)





              COLUMN A                 COLUMN B           COLUMN C                COLUMN D
----------------------------------- ------------- ------------------------ ----------------------
                                                                             COST CAPITALIZED,
                                                                               SUBSEQUENT TO
                                                        INITIAL COST            ACQUISITION
                                                  ------------------------ ----------------------
                                                            BUILDINGS AND          BUILDINGS AND
            DESCRIPTION              ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS
----------------------------------- ------------- -------- --------------- ------ ---------------
42 Windsor Place
 Islip, New York ..................         --        48           327      --            548
505 Walt Whitman Rd.,
 Huntington, New York .............         --       140            42      --             59
1170 Northern Blvd.,
 N. Great Neck, New York ..........         --        30            99      --             34
50 Charles Lindbergh Blvd.,
 Mitchel Field, New York ..........     15,479        A         12,089      --          5,361
200 Broadhollow Road
 Melville, New York ...............      6,494       338         3,354      --          3,430
48 South Service Road
 Melville, New York ...............         --     1,652        10,245      --          5,108
395 North Service Road
 Melville, New York ...............     20,525        A         15,551      --          7,298
6800 Jericho Turnpike
 Syosset, New York ................     14,324       582         6,566      --          9,357
6900 Jericho Turnpike
 Syosset, New York ................      7,560       385         4,228      --          3,572
300 Motor Parkway
 Hauppauge, New York ..............         --       276         1,136      --          1,665
88 Duryea Road
 Melville, New York ...............         --       200         1,565      --            748
210 Blydenburgh Road
 Islandia, New York ...............         --        11           158      --            156
208 Blydenburgh Road
 Islandia, New York ...............         --        12           192      --            147
71 Hoffman Lane
 Islandia, New York ...............         --        19           260      --            172
933 Motor Parkway
 Hauppauge, New York ..............         --       106           375      --            396
65 and 85 South Service Road
 Plainview, New York ..............         --        40           218      --             17
333 Earl Ovington Blvd., (Omni)
 Mitchel Field, New York ..........     55,641        A         67,221      --         19,025
135 Fell Court
 Islip, New York ..................         --       462         1,265      --            261
40 Cragwood Road
 South Plainfield, New Jersey .....         --       725         7,131      --          5,873
110 Marcus Drive
 Huntington, New York .............         --       390         1,499      --            107



              COLUMN A                           COLUMN E                 COLUMN F       COLUMN G     COLUMN H     COLUMN I
----------------------------------- ---------------------------------- -------------- -------------- ---------- --------------
                                          GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                    ----------------------------------
                                                                                                                 LIFE ON WHICH
                                              BUILDINGS AND              ACCUMULATED      DATE OF       DATE     DEPRECIATION
            DESCRIPTION               LAND     IMPROVEMENTS    TOTAL    DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
----------------------------------- -------- --------------- --------- -------------- -------------- ---------- --------------
42 Windsor Place
 Islip, New York ..................     48           875         923          768         1972         1972     10 - 30 Years
505 Walt Whitman Rd.,
 Huntington, New York .............    140           101         241           85         1950         1968     10 - 30 Years
1170 Northern Blvd.,
 N. Great Neck, New York ..........     30           133         163          130         1947         1962     10 - 30 Years
50 Charles Lindbergh Blvd.,
 Mitchel Field, New York ..........     --        17,450      17,450        9,985         1984         1984     10 - 30 Years
200 Broadhollow Road
 Melville, New York ...............    338         6,784       7,122        4,087         1981         1981     10 - 30 Years
48 South Service Road
 Melville, New York ...............  1,652        15,353      17,005        7,957         1986         1986     10 - 30 Years
395 North Service Road
 Melville, New York ...............     --        22,849      22,849       11,974         1988         1988     10 - 30 Years
6800 Jericho Turnpike
 Syosset, New York ................    582        15,923      16,505        9,443         1977         1978     10 - 30 Years
6900 Jericho Turnpike
 Syosset, New York ................    385         7,800       8,185        4,161         1982         1982     10 - 30 Years
300 Motor Parkway
 Hauppauge, New York ..............    276         2,801       3,077        1,510         1979         1979     10 - 30 Years
88 Duryea Road
 Melville, New York ...............    200         2,313       2,513        1,359         1980         1980     10 - 30 Years
210 Blydenburgh Road
 Islandia, New York ...............     11           314         325          302         1969         1969     10 - 30 Years
208 Blydenburgh Road
 Islandia, New York ...............     12           339         351          337         1969         1969     10 - 30 Years
71 Hoffman Lane
 Islandia, New York ...............     19           432         451          431         1970         1970     10 - 30 Years
933 Motor Parkway
 Hauppauge, New York ..............    106           771         877          627         1973         1973     10 - 30 Years
65 and 85 South Service Road
 Plainview, New York ..............     40           235         275          226         1961         1961     10 - 30 Years
333 Earl Ovington Blvd., (Omni)
 Mitchel Field, New York ..........     --        86,246      86,246       23,633         1990         1995     10 - 30 Years
135 Fell Court
 Islip, New York ..................    462         1,526       1,988          381         1965         1992     10 - 30 Years
40 Cragwood Road
 South Plainfield, New Jersey .....    725        13,004      13,729        7,381         1970         1983     10 - 30 Years
110 Marcus Drive
 Huntington, New York .............    390         1,606       1,996        1,230         1980         1980     10 - 30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2000 (CONTINUED)
                                 (IN THOUSANDS)





            COLUMN A                COLUMN B           COLUMN C                COLUMN D                     COLUMN E
-------------------------------- ------------- ------------------------ ---------------------- ----------------------------------
                                                                          COST CAPITALIZED,
                                                                            SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                                     INITIAL COST            ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                               ------------------------ ---------------------- ----------------------------------
                                                         BUILDINGS AND          BUILDINGS AND            BUILDINGS AND
           DESCRIPTION            ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
-------------------------------- ------------- -------- --------------- ------ --------------- -------- --------------- ---------
333 East Shore Road
 Great Neck, New York ..........        --         A            564       --          271          --           835         835
310 East Shore Road
 Great Neck, New York ..........     2,322        485         2,009       --        1,610         485         3,619       4,104
70 Schmitt Blvd.
 Farmingdale, New York .........        --        727         3,408       --           33         727         3,441       4,168
19 Nicholas Drive
 Yaphank, New York .............        --        160         7,399       --        6,042         160        13,441      13,601
1516 Motor Parkway
 Hauppauge, New York ...........        --        603         6,722       --          271         603         6,993       7,596
125 Baylis Road
 Melville, New York ............        --      1,601         8,626       --        2,026       1,601        10,652      12,253
35 Pinelawn Road
 Melville, New York ............        --        999         7,073       --        2,165         999         9,238      10,237
520 Broadhollow Road
 Melville, New York ............        --        457         5,572       --        1,669         457         7,241       7,698
1660 Walt Whitman Road
 Melville, New York ............        --        370         5,072       --          463         370         5,535       5,905
70 Maxess Road
 Melville, New York ............        --        367         1,859       95        2,957         462         4,816       5,278
20 Melville Park Rd.,
 Melville, New York ............        --        391         2,650       --          101         391         2,751       3,142
105 Price Parkway
 Farmingdale, New York .........        --      2,030         6,327       --          469       2,030         6,796       8,826
48 Harbor Park Drive
 Port Washington, New York .....        --      1,304         2,247       --           93       1,304         2,340       3,644
60 Charles Lindbergh
 Mitchel Field, New York .......        --         A         20,800       --        1,904          --        22,704      22,704
155 White Plains Road,
 Tarrytown, New York ...........        --      1,613         2,542       --          921       1,613         3,463       5,076
235 Main Street
 White Plains, New York ........        --        933         5,375       --        1,233         933         6,608       7,541
245 Main Street
 White Plains, New York ........        --      1,235         7,284        1          806       1,236         8,090       9,326
505 White Plains Road
 Tarrytown, New York ...........        --        210         1,332       --          271         210         1,603       1,813
555 White Plains Road
 Tarrytown, New York ...........        --        712         4,133       51        4,517         763         8,650       9,413
560 White Plains Road
 Tarrytown, New York ...........        --      1,521         8,756       --        2,011       1,521        10,767      12,288



            COLUMN A                COLUMN F       COLUMN G     COLUMN H     COLUMN I
-------------------------------- -------------- -------------- ---------- --------------
                                                                           LIFE ON WHICH
                                   ACCUMULATED      DATE OF       DATE     DEPRECIATION
           DESCRIPTION            DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
-------------------------------- -------------- -------------- ---------- --------------
333 East Shore Road
 Great Neck, New York ..........        582         1976         1976     10 - 30 Years
310 East Shore Road
 Great Neck, New York ..........      1,773         1981         1981     10 - 30 Years
70 Schmitt Blvd.
 Farmingdale, New York .........        613         1965         1995     10 - 30 Years
19 Nicholas Drive
 Yaphank, New York .............      1,623         1989         1995     10 - 30 Years
1516 Motor Parkway
 Hauppauge, New York ...........      1,245         1981         1995     10 - 30 Years
125 Baylis Road
 Melville, New York ............      1,814         1980         1995     10 - 30 Years
35 Pinelawn Road
 Melville, New York ............      1,939         1980         1995     10 - 30 Years
520 Broadhollow Road
 Melville, New York ............      1,837         1978         1995     10 - 30 Years
1660 Walt Whitman Road
 Melville, New York ............        992         1980         1995     10 - 30 Years
70 Maxess Road
 Melville, New York ............        800         1967         1995     10 - 30 Years
20 Melville Park Rd.,
 Melville, New York ............        420         1965         1996     10 - 30 Years
105 Price Parkway
 Farmingdale, New York .........      1,140         1969         1996     10 - 30 Years
48 Harbor Park Drive
 Port Washington, New York .....        391         1976         1996     10 - 30 Years
60 Charles Lindbergh
 Mitchel Field, New York .......      3,945         1989         1996     10 - 30 Years
155 White Plains Road,
 Tarrytown, New York ...........        523         1963         1996     10 - 30 Years
235 Main Street
 White Plains, New York ........      1,159         1974         1996     10 - 30 Years
245 Main Street
 White Plains, New York ........      1,515         1983         1996     10 - 30 Years
505 White Plains Road
 Tarrytown, New York ...........        347         1974         1996     10 - 30 Years
555 White Plains Road
 Tarrytown, New York ...........      2,302         1972         1996     10 - 30 Years
560 White Plains Road
 Tarrytown, New York ...........      2,602         1980         1996     10 - 30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2000 (CONTINUED)
                                 (IN THOUSANDS)





            COLUMN A               COLUMN B           COLUMN C                COLUMN D                     COLUMN E
------------------------------- ------------- ------------------------ ---------------------- ----------------------------------
                                                                         COST CAPITALIZED,
                                                                           SUBSEQUENT TO            GROSS AMOUNT AT WHICH
                                                    INITIAL COST            ACQUISITION           CARRIED AT CLOSE OF PERIOD
                                              ------------------------ ---------------------- ----------------------------------
                                                        BUILDINGS AND          BUILDINGS AND            BUILDINGS AND
          DESCRIPTION            ENCUMBRANCE    LAND     IMPROVEMENTS   LAND    IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
------------------------------- ------------- -------- --------------- ------ --------------- -------- --------------- ---------
580 White Plains Road
 Tarrytown, New York ..........     13,057      2,414       14,595       --         3,056       2,414       17,651       20,065
660 White Plains Road
 Tarrytown, New York ..........         --      3,929       22,640       45         4,801       3,974       27,441       31,415
Landmark Square
 Stamford, Connecticut ........     46,974     11,603       64,466      832        27,610      12,435       92,076      104,511
110 Bi -County Blvd.
 Farmingdale, New York ........      4,043      2,342        6,665       --           187       2,342        6,852        9,194
One Eagle Rock,
 East Hanover, New Jersey .....         --        803        7,563       --         3,025         803       10,588       11,391
710 Bridgeport Avenue
 Shelton, Connecticut .........         --      5,405       21,620        7           719       5,412       22,339       27,751
101 JFK Expressway
 Short Hills, New Jersey ......         --      7,745       43,889       --         1,154       7,745       45,043       52,788
10 Rooney Circle
 West Orange, New Jersey ......         --      1,302        4,615        1           425       1,303        5,040        6,343
Executive Hill Office Park
 West Orange, New Jersey ......         --      7,629       31,288        4         1,299       7,633       32,587       40,220
3 University Plaza
 Hackensack, New Jersey .......         --      7,894       11,846       --         2,425       7,894       14,271       22,165
One Paragon Drive
 Montvale, New Jersey .........         --      2,773        9,901       --           687       2,773       10,588       13,361
150 Motor Parkway
 Hauppauge, New York ..........         --      1,114       20,430       --         2,688       1,114       23,118       24,232
Reckson Executive Park
 Ryebrook, New York ...........         --     18,343       55,028       --         2,168      18,343       57,196       75,539
University Square
 Princeton, New Jersey ........         --      3,288        8,888       --           419       3,288        9,307       12,595
100 Andrews Road
 Hicksville, New York .........         --      2,337        1,711      151         5,742       2,488        7,453        9,941
2 Macy Road
 Harrison, New York ...........         --        642        2,131       --            66         642        2,197        2,839
80 Grasslands
 Elmsford, New York ...........         --      1,208        6,728       --           436       1,208        7,164        8,372
65 Marcus Drive
 Melville, New York ...........         --        295        1,966       56           883         351        2,849        3,200
Triad V -- 1979 Marcus Rd.,
 Lake Success, New York .......         --      3,528       31,786       --         7,921       3,528       39,707       43,235
100 Forge Way
 Rockaway, New Jersey .........         --        315          902       --            90         315          992        1,307



            COLUMN A               COLUMN F       COLUMN G     COLUMN H     COLUMN I
------------------------------- -------------- -------------- ---------- --------------
                                                                          LIFE ON WHICH
                                  ACCUMULATED      DATE OF       DATE     DEPRECIATION
          DESCRIPTION            DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
------------------------------- -------------- -------------- ---------- --------------
580 White Plains Road
 Tarrytown, New York ..........      3,515             1997     1996     10 - 30 Years
660 White Plains Road
 Tarrytown, New York ..........      5,523             1983     1996     10 - 30 Years
Landmark Square
 Stamford, Connecticut ........     12,076        1973-1984     1996     10 - 30 Years
110 Bi -County Blvd.
 Farmingdale, New York ........        972             1984     1997     10 - 30 Years
One Eagle Rock,
 East Hanover, New Jersey .....      1,683             1986     1997     10 - 30 Years
710 Bridgeport Avenue
 Shelton, Connecticut .........      2,893        1971-1979     1997     10 - 30 Years
101 JFK Expressway
 Short Hills, New Jersey ......      5,478             1981     1997     10 - 30 Years
10 Rooney Circle
 West Orange, New Jersey ......        699             1971     1997     10 - 30 Years
Executive Hill Office Park
 West Orange, New Jersey ......      3,968        1978-1984     1997     10 - 30 Years
3 University Plaza
 Hackensack, New Jersey .......      1,785             1985     1997     10 - 30 Years
One Paragon Drive
 Montvale, New Jersey .........      1,320             1980     1997     10 - 30 Years
150 Motor Parkway
 Hauppauge, New York ..........      2,986             1984     1997     10 - 30 Years
Reckson Executive Park
 Ryebrook, New York ...........      6,192        1983-1986     1997     10 - 30 Years
University Square
 Princeton, New Jersey ........        940             1987     1997     10 - 30 Years
100 Andrews Road
 Hicksville, New York .........      1,194             1954     1996     10 - 30 Years
2 Macy Road
 Harrison, New York ...........        234             1962     1997     10 - 30 Years
80 Grasslands
 Elmsford, New York ...........        778        1989/1964     1997     10 - 30 Years
65 Marcus Drive
 Melville, New York ...........        454             1968     1996     10 - 30 Years
Triad V -- 1979 Marcus Rd.,
 Lake Success, New York .......      4,514             1987     1998     10 - 30 Years
100 Forge Way
 Rockaway, New Jersey .........        107             1986     1998     10 - 30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2000 (CONTINUED)
                                 (IN THOUSANDS)





              COLUMN A                 COLUMN B               COLUMN C                      COLUMN D
----------------------------------- ------------- --------------------------------- ------------------------
                                                                                       COST CAPITALIZED,
                                                                                         SUBSEQUENT TO
                                                            INITIAL COST                  ACQUISITION
                                                  --------------------------------- ------------------------
                                                                     BUILDINGS AND            BUILDINGS AND
            DESCRIPTION              ENCUMBRANCE         LAND         IMPROVEMENTS    LAND     IMPROVEMENTS
----------------------------------- ------------- ----------------- --------------- -------- ---------------
200 Forge Way
 Rockaway, New Jersey .............         --           1,128            3,228         --          178
300 Forge Way
 Rockaway, New Jersey .............         --             376            1,075         --          254
400 Forge Way
 Rockaway, New Jersey .............         --           1,142            3,267         --          179
51 - 55 Charles Lindbergh Blvd.
 Mitchel Field, New York ..........         --          A                27,975         --        4,258
155 Passaic Avenue
 Fairfield, New Jersey ............         --               3 (A)        3,538         --        2,126
100 Summit Drive
 Valhalla, New York ...............     21,541           3,007           41,351         --        4,140
115/117 Stevens Avenue
 Valhalla, New York ...............         --           1,094           22,490         --          733
200 Summit Lake Drive
 Valhalla, New York ...............     20,133           4,343           37,305         --        1,961
140 Grand Street
 White Plains, New York ...........         --           1,932           18,744         --          309
500 Summit Lake Drive
 Valhalla, New York ...............         --           7,052           37,309         --        7,794
99 Cherry Hill Road
 Parsippany, New Jersey ...........         --           2,360            7,508         --          373
119 Cherry Hill Road
 Parsippany, New Jersey ...........         --           2,512            7,622         --          879
45 Melville Park Road
 Melville, New York ...............         --             355            1,487         --        1,822
500 Saw Mill River Road
 Elmsford, New York ...............         --           1,542            3,796         --          185
120 W.45th Street
 New York, New York ...............     66,103          28,757 (A)      162,809        (10)       1,237
1255 Broad Street
 Clifton, New Jersey ..............         --           1,329           15,869         --        3,976
810 7th Avenue
 New York, New York ...............     85,600          26,984 (A)      152,767        112        9,155
120 Mineola Blvd.
 Mineola, New York ................         --           1,869           10,603          5          256
100 Wall Street
 New York, New York ...............     37,094          11,749           66,517         90        4,568
One Orlando
 Orlando, Florida .................     39,465           9,386           51,136         29        1,639



              COLUMN A                          KCOLUMN E                 COLUMN F       COLUMN G     COLUMN H     COLUMN I
----------------------------------- ---------------------------------- -------------- -------------- ---------- --------------
                                          GROSS AMOUNT AT WHICH
                                        CARRIED AT CLOSE OF PERIOD
                                    ----------------------------------
                                                                                                                 LIFE ON WHICH
                                              BUILDINGS AND              ACCUMULATED      DATE OF       DATE     DEPRECIATION
            DESCRIPTION               LAND     IMPROVEMENTS    TOTAL    DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
----------------------------------- -------- --------------- --------- -------------- -------------- ---------- --------------
200 Forge Way
 Rockaway, New Jersey .............   1,128        3,406        4,534         342         1989         1998     10 - 30 Years
300 Forge Way
 Rockaway, New Jersey .............     376        1,329        1,705         176         1989         1998     10 - 30 Years
400 Forge Way
 Rockaway, New Jersey .............   1,142        3,446        4,588         346         1989         1998     10 - 30 Years
51 - 55 Charles Lindbergh Blvd.
 Mitchel Field, New York ..........      --       32,233       32,233       4,495         1981         1998     10 - 30 Years
155 Passaic Avenue
 Fairfield, New Jersey ............       3        5,664        5,667         623         1984         1998     10 - 30 Years
100 Summit Drive
 Valhalla, New York ...............   3,007       45,491       48,498       4,441         1988         1998     10 - 30 Years
115/117 Stevens Avenue
 Valhalla, New York ...............   1,094       23,223       24,317       2,128         1984         1998     10 - 30 Years
200 Summit Lake Drive
 Valhalla, New York ...............   4,343       39,266       43,609       3,493         1990         1998     10 - 30 Years
140 Grand Street
 White Plains, New York ...........   1,932       19,053       20,985       1,746         1991         1998     10 - 30 Years
500 Summit Lake Drive
 Valhalla, New York ...............   7,052       45,103       52,155       3,569         1986         1998     10 - 30 Years
99 Cherry Hill Road
 Parsippany, New Jersey ...........   2,360        7,881       10,241         676         1982         1998     10 - 30 Years
119 Cherry Hill Road
 Parsippany, New Jersey ...........   2,512        8,501       11,013         706         1982         1998     10 - 30 Years
45 Melville Park Road
 Melville, New York ...............     355        3,309        3,664         407         1998         1998     10 - 30 Years
500 Saw Mill River Road
 Elmsford, New York ...............   1,542        3,981        5,523         399         1968         1998     10 - 30 Years
120 W.45th Street
 New York, New York ...............  28,747      164,046      192,793       9,065         1998         1999     10 - 30 Years
1255 Broad Street
 Clifton, New Jersey ..............   1,329       19,845       21,174       1,057         1999         1999     10 - 30 Years
810 7th Avenue
 New York, New York ...............  27,096      161,922      189,018       8,785         1970         1999     10 - 30 Years
120 Mineola Blvd.
 Mineola, New York ................   1,874       10,859       12,733         608         1977         1999     10 - 30 Years
100 Wall Street
 New York, New York ...............  11,839       71,085       82,924       3,845         1969         1999     10 - 30 Years
One Orlando
 Orlando, Florida .................   9,415       52,775       62,190       2,770         1987         1999     10 - 30 Years

                                                                       Continued

                      RECKSON OPERATING PARTNERSHIP, L.P
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2000 (CONTINUED)
                                 (IN THOUSANDS)





            COLUMN A                COLUMN B                COLUMN C                      COLUMN D
-------------------------------- ------------- ---------------------------------- -------------------------
                                                                                      COST CAPITALIZED,
                                                                                        SUBSEQUENT TO
                                                          INITIAL COST                   ACQUISITION
                                               ---------------------------------- -------------------------
                                                                   BUILDINGS AND             BUILDINGS AND
           DESCRIPTION            ENCUMBRANCE         LAND          IMPROVEMENTS     LAND     IMPROVEMENTS
-------------------------------- ------------- ------------------ --------------- --------- ---------------
1350 Avenue of the Americas
 New York, New York ............      70,000           19,222           109,168        --          6,142
919 3rd. Avenue
 New York, New York ............     200,000          101,644 (A)       205,736        --            316
538 Broadhollow Road
 Melville, New York ............          --            3,900            21,413        --            867
360 Hamilton Avenue
 White Plains, New York (D) ....          --            2,838            34,606        --         19,048
492 River Road
 Nutley, New Jersey ............          --            2,615             5,102        --          1,525
275 Broadhollow Road
 Melville, New York ............          --            3,850            12,958        --              1
400 Garden City Plaza
 Garden City, New York .........          --            9,081            17,004        --             69
90 Merrick Avenue
 East Meadow, New York .........          --                 (A)         23,804        --             19
120 White Plains Road
 Tarrytown, New York ...........          --            3,852            24,861        --             16
100 White Plains Road
 Tarrytown, New York ...........          --               79               472        --              7
51 JFK Parkway
 Short Hills, New Jersey .......          --           10,053            62,504         1            115
680 Washington Blvd
 Stamford, Connecticut .........          --            4,561            23,698        --              6
750 Washington Blvd
 Stamford, Connecticut .........          --            7,527            31,940        --             23
1305 Walt Whitman Road
 Melville, New York ............          --            3,934            24,040        --              4
Land held for development ......          --           60,823                --        --             --
Developments in progress .......          --               --            77,076        --             --
Other property .................          --               --                --        --          9,777
                                     -------          -------           -------        --         ------
Total ..........................    $728,971      $   455,920        $2,037,742    $1,480       $275,465
                                    ========      ===========        ==========    ======       ========



            COLUMN A                              COLUMN E                      COLUMN F       COLUMN G     COLUMN H
-------------------------------- ------------------------------------------- -------------- -------------- ----------
                                            GROSS AMOUNT AT WHICH
                                         CARRIED AT CLOSE OF PERIOD
                                 -------------------------------------------
                                               BUILDINGS AND                   ACCUMULATED      DATE OF       DATE
           DESCRIPTION               LAND       IMPROVEMENTS       TOTAL      DEPRECIATION   CONSTRUCTION   ACQUIRED
-------------------------------- ----------- ----------------- ------------- -------------- -------------- ----------
1350 Avenue of the Americas
 New York, New York ............    19,222        115,310          134,532         3,500        1966           2000
919 3rd. Avenue
 New York, New York ............   101,644        206,052          307,696         1,085        1970           2000
538 Broadhollow Road
 Melville, New York ............     3,900         22,280           26,180           239        2000           2000
360 Hamilton Avenue
 White Plains, New York (D) ....     2,838         53,654           56,492         1,494        2000           2000
492 River Road
 Nutley, New Jersey ............     2,615          6,627            9,242            38        2000           2000
275 Broadhollow Road
 Melville, New York ............     3,850         12,959           16,809           896        1970           1997
400 Garden City Plaza
 Garden City, New York .........     9,081         17,073           26,154           811        1989           1997
90 Merrick Avenue
 East Meadow, New York .........        --         23,823           23,823         3,393        1985           1997
120 White Plains Road
 Tarrytown, New York ...........     3,852         24,877           28,729         1,401        1984           1997
100 White Plains Road
 Tarrytown, New York ...........        79            479              558             5        1984           1997
51 JFK Parkway
 Short Hills, New Jersey .......    10,054         62,619           72,673         3,201        1988           1998
680 Washington Blvd
 Stamford, Connecticut .........     4,561         23,704           28,265         1,143        1989           1998
750 Washington Blvd
 Stamford, Connecticut .........     7,527         31,963           39,490         1,482        1989           1998
1305 Walt Whitman Road
 Melville, New York ............     3,934         24,044           27,978           959        1999           1999
Land held for development ......    60,823             --           60,823            --         N/A         Various
Developments in progress .......        --         77,076           77,076            --
Other property .................        --          9,777 (B)        9,777         1,209
                                   -------        -------          -------         -----
Total ..........................  $457,400       $2,313,207     $2,770,607      $284,315
                                  ========       ==========     ==========      ========



            COLUMN A                COLUMN I
-------------------------------- --------------
                                  LIFE ON WHICH
                                  DEPRECIATION
           DESCRIPTION             IS COMPUTED
-------------------------------- --------------
1350 Avenue of the Americas
 New York, New York ............ 10 - 30 Years
919 3rd. Avenue
 New York, New York ............ 10 - 30 Years
538 Broadhollow Road
 Melville, New York ............ 10 - 30 Years
360 Hamilton Avenue
 White Plains, New York (D) .... 10 - 30 Years
492 River Road
 Nutley, New Jersey ............ 10 - 30 Years
275 Broadhollow Road
 Melville, New York ............ 10 - 30 Years
400 Garden City Plaza
 Garden City, New York ......... 10 - 30 Years
90 Merrick Avenue
 East Meadow, New York ......... 10 - 30 Years
120 White Plains Road
 Tarrytown, New York ........... 10 - 30 Years
100 White Plains Road
 Tarrytown, New York ........... 10 - 30 Years
51 JFK Parkway
 Short Hills, New Jersey ....... 10 - 30 Years
680 Washington Blvd
 Stamford, Connecticut ......... 10 - 30 Years
750 Washington Blvd
 Stamford, Connecticut ......... 10 - 30 Years
1305 Walt Whitman Road
 Melville, New York ............ 10 - 30 Years
Land held for development ......           N/A
Developments in progress .......
Other property .................
Total ..........................

------
A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B The land parcel on which the building and improvements were constructed for one property is subject to a ground lease.
C The Encumbrance of $2,616 is related to one property.
D As of December 31, 2000, this property was partially under development. As a result, certain costs have been classified as development costs on the Company's accompanying balance sheet.
     The aggregate cost of Federal Income Tax purposes was approximately $ 2,169 million at December 31, 2000.

                      RECKSON OPERATING PARTNERSHIP, L.P.
           SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2000 are as follows:

                                                                   2000            1999            1998
                                                              -------------   -------------   -------------
Real estate balance at beginning of period ................    $2,208,399      $1,737,133      $1,011,228
Improvements / revaluations ...............................       166,260          57,571         134,582
Disposal, including write-off of fully depreciated building
 improvements .............................................       (52,092)       (317,864)             --
Acquisitions ..............................................       448,040         731,559         591,323
                                                               ----------      ----------      ----------
Balance at end of period ..................................    $2,770,607      $2,208,399      $1,737,133
                                                               ==========      ==========      ==========

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2000 are as follows:

                                                                  2000          1999          1998
                                                              -----------   -----------   -----------
Balance at beginning of period ............................    $215,112      $156,231      $108,652
Depreciation for period ...................................      71,478        65,471        47,579
Disposal, including write-off of fully depreciated building
 improvements .............................................      (2,275)       (6,590)           --
                                                               --------      --------      --------
Balance at end of period ..................................    $284,315      $215,112      $156,231
                                                               ========      ========      ========