Form 10-Q
period 2001-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2001-05-14
CIK 930810

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



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



                        COMMISSION FILE NUMBER: 1-13762



                               ----------------


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



                               ----------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No__, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


  INDEX                                                                                         PAGE
--------                                                                                       -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
         December 31, 2000 ...................................................................   2

         Consolidated Statements of Income for the three months ended March 31, 2001 and
         2000 (unaudited) ....................................................................   3

         Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and
         2000 (unaudited) ....................................................................   4

         Notes to the Consolidated Financial Statements (unaudited) ..........................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........................  16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................  21

Item 2.  Changes in Securities and Use of Proceeds ...........................................  21

Item 3.  Defaults Upon Senior Securities .....................................................  21

Item 4.  Submission of Matters to a Vote of Securities Holders ...............................  21

Item 5.  Other Information ...................................................................  21

Item 6.  Exhibits and Reports on Form 8-K ....................................................  21

SIGNATURES .................................................................................    21

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                      RECKSON OPERATING PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)





                                                                                      MARCH 31, 2001      DECEMBER 31,
                                                                                        (UNAUDITED)           2000
                                                                                     ----------------   ---------------
ASSETS:
Commercial real estate properties, at cost:
 Land ............................................................................     $   398,139        $   396,482
 Buildings and improvements ......................................................       2,268,512          2,219,448
Developments in progress:
 Land ............................................................................          63,263             60,918
 Development costs ...............................................................          81,980             93,759
Furniture, fixtures and equipment ................................................           7,240              7,138
                                                                                       -----------        -----------
                                                                                         2,819,134          2,777,745
 Less accumulated depreciation ...................................................        (308,853)          (288,479)
                                                                                       -----------        -----------
                                                                                         2,510,281          2,489,266
Investments in real estate joint ventures ........................................          76,584             43,534
Investment in mortgage notes and notes receivable ................................          58,222             58,220
Cash and cash equivalents ........................................................          29,806             16,624
Tenant receivables ...............................................................          12,699             11,511
Investments in and advances to affiliates ........................................         176,002            180,593
Deferred rents receivable ........................................................          79,133             67,930
Prepaid expenses and other assets ................................................          60,690             68,759
Contract and land deposits and pre-acquisition costs .............................           2,445              1,676
Deferred lease and loan costs ....................................................          60,789             61,681
                                                                                       -----------        -----------
TOTAL ASSETS .....................................................................     $ 3,066,651        $ 2,999,794
                                                                                       ===========        ===========
LIABILITIES
Mortgage notes payable ...........................................................     $   727,088        $   728,971
Unsecured credit facility ........................................................         304,600            216,600
Senior unsecured notes ...........................................................         449,404            449,385
Accrued expenses and other liabilities ...........................................          72,910             93,520
Distributions payable ............................................................          28,983             28,801
                                                                                       -----------        -----------
TOTAL LIABILITIES ................................................................       1,582,985          1,517,277
                                                                                       -----------        -----------
Commitments and other comments ...................................................              --                 --
Minority interests' in consolidated partnerships .................................         227,001            226,350
                                                                                       -----------        -----------
PARTNERS' CAPITAL
Preferred Capital, 11,234,518 units outstanding ..................................         313,126            313,126
General Partner's Capital:
 Class A common units, 45,812,864 and 45,352,286 units outstanding,
   respectively ..................................................................         576,811            575,570
 Class B common units, 10,283,513 units outstanding ..............................         269,587            270,118
Limited Partners' Capital, 7,692,142 and 7,694,642 units outstanding, respectively          97,141             97,353
                                                                                       -----------        -----------
Total Partners' Capital ..........................................................       1,256,665          1,256,167
                                                                                       -----------        -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL ..........................................     $ 3,066,651        $ 2,999,794
                                                                                       ===========        ===========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)





                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                               -------------------------------
                                                                                    2001             2000
                                                                               --------------   --------------
REVENUES:
Base rents .................................................................    $   107,494      $    94,400
Tenant escalations and reimbursements ......................................         15,945           12,847
Equity in earnings of real estate joint ventures and service companies .....            398            1,413
Interest income on mortgage notes and notes receivable .....................          1,508            2,285
Investment and other income ................................................          5,530            6,713
                                                                                -----------      -----------
 Total Revenues ............................................................        130,875          117,658
                                                                                -----------      -----------
EXPENSES:
Property operating expenses ................................................         40,994           38,289
Marketing, general and administrative ......................................          6,484            5,745
Interest ...................................................................         23,631           23,840
Depreciation and amortization ..............................................         23,521           21,012
                                                                                -----------      -----------
 Total Expenses ............................................................         94,630           88,886
                                                                                -----------      -----------
Income before distributions to preferred unit holders and minority
 interests .................................................................         36,245           28,772
Minority partners' interests in consolidated partnerships ..................         (5,755)          (1,975)
                                                                                -----------      -----------
Net income .................................................................         30,490           26,797
Preferred unit distributions ...............................................         (6,085)          (7,985)
                                                                                -----------      -----------
Net income available to common unit holders ................................    $    24,405      $    18,812
                                                                                ===========      ===========
Net Income available to:
 General Partner - Class A common units ....................................    $    16,050      $    11,946
 General Partner - Class B common units ....................................          5,640            4,589
 Limited Partners' .........................................................          2,715            2,277
                                                                                -----------      -----------
Total ......................................................................    $    24,405      $    18,812
                                                                                ===========      ===========
Net income per weighted average units:
 Net income per weighted average Class A general partnership unit ..........    $       .35      $       .30
                                                                                ===========      ===========
 Net income per weighted average Class B general partnership unit ..........    $       .55      $       .45
                                                                                ===========      ===========
 Net income per weighted average limited partnership unit ..................    $       .35      $       .30
                                                                                ===========      ===========
Weighted average common units outstanding: .................................
 General Partner - Class A common units ....................................     45,483,544       40,382,182
 General Partner - Class B common units ....................................     10,283,513       10,283,598
 Limited Partners ..........................................................      7,693,386        7,699,593


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)





                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................    $  30,490      $   26,797
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ..............................................       23,521          21,012
 Minority partners' interests in consolidated partnerships ..................        5,755           1,975
 Equity in earnings of real estate joint ventures and service companies .....         (398)         (1,413)
Changes in operating assets and liabilities:
 Prepaid expenses and other assets ..........................................       13,252           5,763
 Tenant receivables .........................................................       (1,188)          1,120
 Deferred rents receivable ..................................................      (11,203)         (4,465)
 Real estate tax escrows ....................................................       (1,937)            926
 Accrued expenses and other liabilities .....................................      (12,093)         (5,935)
                                                                                 ---------      ----------
 Net cash provided by operating activities ..................................       46,199          45,780
                                                                                 ---------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties .............................           --        (139,426)
 Increase in deposits and pre-acquisition costs .............................         (795)           (928)
 Proceeds from mortgage note receivable repayments ..........................            3             685
 Additions to commercial real estate properties .............................      (43,568)         (8,655)
 Additions to developments in progress ......................................       (5,078)         (9,642)
 Payment of leasing costs ...................................................       (3,102)         (2,642)
 Additions to furniture, fixtures and equipment .............................         (113)           (359)
 Distribution from a real estate joint venture ..............................           --             140
 Investments in real estate joint ventures ..................................      (32,752)            (83)
                                                                                 ---------      ----------
 Net cash used in investing activities ......................................      (85,405)       (160,910)
                                                                                 ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on secured borrowings ...................................       (1,883)         (1,666)
 Payment of loan costs ......................................................         (334)         (1,617)
 Investments in and advances to affiliates ..................................        3,099         (18,210)
 Proceeds from secured borrowings ...........................................           --          70,000
 Proceeds from unsecured credit facility ....................................       88,000         110,000
 Contributions ..............................................................        1,338             195
 Distributions ..............................................................      (32,728)        (31,592)
 Distributions to minority partners in consolidated partnerships ............       (5,104)         (2,060)
                                                                                 ---------      ----------
 Net cash provided by financing activities ..................................       52,388         125,050
                                                                                 ---------      ----------
 Net increase in cash and cash equivalents ..................................       13,182           9,920
 Cash and cash equivalents at beginning of period ...........................       16,624          21,122
                                                                                 ---------      ----------
 Cash and cash equivalents at end of period .................................    $  29,806      $   31,042
                                                                                 =========      ==========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001
                                   (UNAUDITED)


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


2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at March 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the three months ended March 31, 2001 and 2000, respectively. The Operating Partnership's investments in Metropolitan, Omni Partners, L. P. ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at March 31, 2001, represent a convertible preferred interest in Metropolitan, a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2000.

     Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Operating Partnership's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of March 31, 2001, the carrying value of the Operating Partnership's derivatives equaled their fair value resulting in no adjustment to income.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


3. MORTGAGE NOTES PAYABLE

     As of March 31, 2001, the Operating Partnership had approximately $457.1 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 22 properties and have a weighted average interest rate of approximately 7.6%.

     In addition, as of March 31, 2001, the Operating Partnership had $270 million of variable rate mortgage notes which mature between 2001 and 2003. The notes are secured by two properties and have a weighted average interest rate of LIBOR plus 132 basis points. The Operating Partnership is currently negotiating to refinance both of these notes to long term, fixed rate mortgage notes.


4. SENIOR UNSECURED NOTES

     As of March 31, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):

                          FACE        COUPON
      ISSUANCE           AMOUNT        RATE         TERM          MATURITY
-------------------   -----------   ----------   ----------   ----------------
  August 27, 1997      $150,000         7.20%    10 years     August 28, 2007
   March 26, 1999      $100,000         7.40%     5 years      March 15, 2004
   March 26, 1999      $200,000         7.75%    10 years      March 15, 2009


     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 were issued at an aggregate discount of $738,000. Such discount is being amortized over the term of the Senior Unsecured Notes to which they relate.


5. UNSECURED CREDIT FACILITY

     As of March 31, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $270.4 million (of which, $49.6 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of March 31, 2001, the Operating Partnership owned and operated 82 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.4 million square feet,104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. During the quarter ended March 31, 2001, the Operating Partnership completed the development of one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. Both of these properties are located on Long Island. As of March 31, 2001, the Operating Partnership is in the process of developing a 315,000 square foot office building located in New Jersey. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $2.9 million in a mortgage note encumbering approximately 97 acres of land, approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

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

     The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share. On April 4, 2001, Crescent gave notice to the Company of its intention to convert its preferred interest into shares of the Company's Class A common stock.

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

     On March 12, 2001, the Operating Partnership declared the following distributions:





                                                  RECORD             PAYMENT         THREE MONTHS       ANNUALIZED
         SECURITY            DISTRIBUTION          DATE               DATE               ENDED         DISTRIBUTION
-------------------------   --------------   ----------------   ----------------   ----------------   -------------
Class A common unit         $ .386            April 5, 2001     April 17, 2001     March 31, 2001     $ 1.544
Class B common unit         $ .60            April 12, 2001     April 30, 2001     April 30, 2001     $ 2.40
Series A preferred unit     $ .4766          April 12, 2001     April 30, 2001     April 30, 2001     $ 1.906
Series E preferred unit     $ .52222         April 12, 2001     April 30, 2001     April 30, 2001     $ 2.089

     As of March 31, 2001 in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

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


8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     -------------------------
                                                         2001          2000
                                                     -----------   -----------
Cash paid during the period for interest .........    $ 34,950      $ 33,306
                                                      ========      ========
Interest capitalized during the period ...........    $  2,703      $  2,362
                                                      ========      ========

9. SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Operating Partnership has managing directors who report directly to the Chief Operating Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

     In addition, the Operating Partnership does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida and
(iii) commencing January 1, 2000, the operating performance of the industrial joint venture properties formerly owned by Reckson Morris Operating Partnership, L.P. as part of its Core Portfolio's property operating performance.

     The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended March 31, 2001 and 2000 (in thousands):




                                                                     THREE MONTHS ENDED
                                   --------------------------------------------------------------------------------------
                                                 MARCH 31, 2001                              MARCH 31, 2000
                                   ------------------------------------------- ------------------------------------------
                                        CORE                     CONSOLIDATED       CORE                     CONSOLIDATED
                                      PORTFOLIO       OTHER         TOTALS        PORTFOLIO       OTHER         TOTALS
                                   -------------- ------------- -------------- -------------- ------------- -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ..................  $   120,722     $   2,717    $   123,439    $   104,821     $   2,426    $   107,247
Equity in earnings of
 real estate joint
 ventures and service
 companies .......................           --           398            398             --         1,413          1,413
Other income .....................          549         6,489          7,038            406         8,592          8,998
                                    -----------     ---------    -----------    -----------     ---------    -----------
Total Revenues ...................      121,271         9,604        130,875        105,227        12,431        117,658
                                    -----------     ---------    -----------    -----------     ---------    -----------
EXPENSES:
Property operating
 expenses ........................       40,354           640         40,994         37,621           668         38,289
Marketing, general
 and administrative ..............        4,624         1,860          6,484          4,967           778          5,745
Interest .........................       12,906        10,725         23,631          9,192        14,648         23,840
Depreciation and
 amortization ....................       21,535         1,986         23,521         19,334         1,678         21,012
                                    -----------     ---------    -----------    -----------     ---------    -----------
Total Expenses ...................       79,419        15,211         94,630         71,114        17,772         88,886
                                    -----------     ---------    -----------    -----------     ---------    -----------
Income (loss) before
 distributions to
 preferred unitholders
 and minority
 interests .......................  $    41,852     $  (5,607)   $    36,245    $    34,113     $  (5,341)   $    28,772
                                    ===========     =========    ===========    ===========     =========    ===========
Total Assets .....................  $ 2,449,621     $ 617,030    $ 3,066,651    $ 2,069,161     $ 836,410    $ 2,905,571
                                    ===========     =========    ===========    ===========     =========    ===========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of March 31, 2001, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of March 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $67.7 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $41.4 million represents advances. In addition, as of March 31, 2001, the Operating Partnership, through its Credit Facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. As of March 31, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $18.1 million.

     Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     FrontLine currently owns an interest in HQ Global Holdings, Inc., one of the largest providers of flexible officing solutions in the world, interests in its e-commerce and e-services partner companies and its interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Certain factors that might cause the results of the Operating Partnership to differ materially from those indicated by such forward-looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, risk of repayment of debt owed to the Operating Partnership, risks associated with joint ventures, increases in interest rates and local real estate risks such as an oversupply of space or a reduction in demand for real estate in the Operating Partnership's real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


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

     As of March 31, 2001, the Operating Partnership owned and operated 82 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. During the quarter ended March 31, 2001, the Operating Partnership completed the development of one office property encompassing approximately 277,500 square feet and one industrial property encompassing approximately 206,000 square feet. Both of these properties are located on Long Island. As of March 31, 2001, the Operating Partnership is in the process of developing a 315,000 square foot office building located in New Jersey. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $2.9 million in a mortgage note encumbering approximately 97 acres of land, approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established a credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of March 31, 2001, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under terms similar to the FrontLine Facility. During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of March 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $67.7 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $41.4 million represents advances. In addition, as of March 31, 2001, the Operating Partnership, through its unsecured credit facility, has allocated approximately $3.2 million in outstanding undrawn letters of credit for the benefit of FrontLine. As of March 31, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $18.1 million.


     Both the FrontLine Facility and the RSVP Commitment have a term of five years and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.


     FrontLine currently owns an interest in HQ Global Holdings, Inc., one of the largest providers of flexible officing solutions in the world, interests in its e-commerce and e-services partner companies and its interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.


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


     The Company controls Metropolitan and owns 100% of the common equity; Crescent owns a $85 million preferred equity investment in Metropolitan. Crescent's investment accrues distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 - May 24, 2001) and may be redeemed by Metropolitan at any time during that period for $85 million, plus an amount sufficient to provide a 9.5% internal rate of return. If Metropolitan does not redeem the preferred interest, upon the expiration of the two-year period, Crescent must convert its $85 million preferred interest into either (i) a common membership interest in Metropolitan or (ii) shares of the Company's Class A common stock at a conversion price of $24.61 per share. On April 4, 2001, Crescent gave notice to the Company of its intention to convert its preferred interest into shares of the Company's Class A common stock.


     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

The market capitalization of the Operating Partnership at March 31, 2001 was approximately $3.3 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest and (iv) the approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2001. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 2001 equaled approximately 44.3%.


RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $13.2 million or 11.2% for the three months ended March 31, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $16.2 million or 15.1% for the three months ended March 31, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to approximately $10.3 million from increases in occupancies and rental rates in our "same store" properties. In addition, approximately $2.7 million of the increase was generated by developed and redeveloped properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $11.2 million for the three months ended March 31, 2001 as compared to $4.5 million for the 2000 period. Included in the $11.2 million straight-line rent adjustment is $7.5 million attributable to 919 Third Avenue as compared to $1.1 million for the 2000 period. This amount is primarily attributable to the free rent period contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002.


     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $2.7 million or 7.1% for the three months ended March 31, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $2.4 million in our "same-store" properties


     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2001 and 2000 were 66.8% and 64.3%, respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.


     Marketing, general and administrative expenses increased by approximately $739,000 for the three months ended March 31, 2001 as compared to the 2000 period. Marketing, general and administrative expenses as a percentage of total revenues were 5.0% for the three months ended March 31, 2001 as compared to 4.9% for the 2000 period.


     Interest expense decreased by approximately $209,000 for the three months ended March 31, 2001 as compared to the 2000 period.


LIQUIDITY AND CAPITAL RESOURCES


     As of March 31, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.


     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $270.4 million (of which, $49.6 million has been allocated for outstanding undrawn letters of credit).

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

     As of March 31, 2001, in conjunction with the Company's Class B common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units for approximately $30.3 million.

     The Operating Partnership's indebtedness at March 31, 2001 totaled approximately $1.5 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $304.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $713.0 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.3 billion at March 31, 2001 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units, (iii) the contributed value of Metropolitan's preferred interest and (iv) the $1.5 billion of debt), the Operating Partnership's debt represented approximately 44.3% of its total market capitalization.

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

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will generally be offset by contractual rent increases and expense escalations described above.

     The Credit Facility and certain mortgage notes payable bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership which is a general partner of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                               2001          2000
                                                                           -----------   -----------
   Net income available to common unit holders .........................    $ 24,405      $ 18,812
   Adjustment for Funds From Operations:
   Add:
     Real estate depreciation and amortization .........................      22,988        20,616
     Minority partners' interests in consolidated partnerships .........       5,755         1,975
   Less:
     Amount distributed to minority partners in consolidated
      partnerships .....................................................       5,701         2,381
                                                                            --------      --------
   Funds From Operations ...............................................    $ 47,447      $ 39,022
                                                                            ========      ========
   Weighted average units outstanding ..................................      63,460        58,366
                                                                            ========      ========


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

     The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2001 (dollars in thousands):



                                             FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------
                               2001          2002          2003          2004           2005
                          ------------- ------------- ------------- -------------- -------------
Long term debt:
 Fixed rate .............   $  21,342     $  17,012     $   8,905     $  112,276     $  10,459
 Weighted average
  interest rate .........        7.57%         7.80%         7.79%          7.50%         7.81%
 Variable rate ..........   $  70,000     $      --     $ 504,600     $       --     $      --
 Weighted average
  interest rate .........        6.94%           --          6.68%            --            --



                            THEREAFTER      TOTAL(1)         FMV
                          -------------- -------------- ------------
Long term debt:
 Fixed rate .............   $  737,094     $  907,088    $ 911,805
 Weighted average
  interest rate .........         7.56%          7.56%
 Variable rate ..........   $       --     $  574,600    $ 574,600
 Weighted average
  interest rate .........           --           6.71%

----------
(1) Includes unamortized issuance discounts of $596,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.


     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.8 million annual increase in interest expense based on approximately $574.6 million of variable rate debt outstanding at March 31, 2001.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2001 (dollars in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------
                                             2001        2002     2003      2004      2005
                                          ---------- ----------- ------ ------------ ------
Mortgage notes and notes receivable:
 Fixed rate .............................  $     12   $  4,208    $ --    $ 36,500    $ --
 Weighted average interest rate .........      9.00%     10.08%     --       10.23%     --



                                           THEREAFTER     TOTAL(2)       FMV
                                          ------------ ------------- -----------
Mortgage notes and notes receivable:
 Fixed rate .............................  $  16,990     $  57,710    $ 59,085
 Weighted average interest rate .........      11.65%        10.63%

----------
(2) Excludes interest receivables aggregating approximately $512,000.

               SUPPLEMENTAL INFORMATION ON CAPITAL EXPENDITURES,
               TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnership's office and industrial properties for the three months ended March 31, 2001 and a historical average of such non- incremental capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.

            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES




                                                                                              1997-2000
                                 1997            1998            1999            2000          AVERAGE          1Q01
                           --------------- --------------- --------------- --------------- --------------- -------------
SUBURBAN OFFICE PROPERTIES

 Total ...................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 2,175,417     $ 421,964
 Per Square Foot .........          0.22            0.23            0.23            0.33            0.25          0.04
CBD OFFICE PROPERTIES
 Total ...................           N/A             N/A             N/A     $   946,718     $   946,718     $ 220,737
 Per Square Foot                     N/A             N/A             N/A            0.38            0.38          0.06
INDUSTRIAL PROPERTIES
 Total ...................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   950,155     $  43,714
 Per Square Foot .........          0.15            0.12            0.11            0.11            0.12          0.01


NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS



                                       1997            1998            1999
                                  -------------- --------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ............   $  784,044     $ 1,140,251     $ 1,009,357
 Per Square Foot Improved .......         7.00            3.98            4.73
 Leasing Commissions ............   $  415,822     $   418,191     $   551,762
 Per Square Foot Leased .........         4.83            1.46            2.59
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    11.83     $      5.44     $      7.32
                                    ==========     ===========     ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ............   $1,211,665     $   711,160     $ 1,316,611
 Per Square Foot Improved .......         8.90            4.45            5.62
 Leasing Commissions ............   $  366,257     $   286,150     $   457,730
 Per Square Foot Leased .........         2.69            1.79            1.96
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    11.59     $      6.24     $      7.58
                                    ==========     ===========     ===========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ............   $1,022,421     $   202,880     $   179,043
 Per Square Foot Improved .......        13.39            5.92            4.88
 Leasing Commissions ............   $  256,615     $   151,063     $   110,252
 Per Square Foot Leased .........         3.36            4.41            3.00
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $    16.75     $     10.33     $      7.88
                                    ==========     ===========     ===========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ............          N/A     $   654,877     $   454,054
 Per Square Foot Improved .......          N/A            3.78            2.29
 Leasing Commissions ............          N/A     $   396,127     $   787,065
 Per Square Foot Leased .........          N/A            2.08            3.96
                                    ----------     -----------     -----------
 Total Per Square Foot ..........          N/A     $      5.86     $      6.25
                                    ==========     ===========     ===========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ............          N/A             N/A             N/A
 Per Square Foot Improved .......          N/A             N/A             N/A
 Leasing Commissions ............          N/A             N/A             N/A
 Per Square Foot Leased .........          N/A             N/A             N/A
                                    ----------     -----------     -----------
 Total Per Square Foot ..........          N/A             N/A             N/A
                                    ==========     ===========     ===========
INDUSTRIAL PROPERTIES
 Tenant Improvements ............   $  230,466     $   283,842     $   375,646
 Per Square Foot Improved .......         0.55            0.76            0.25
 Leasing Commissions ............   $   81,013     $   200,154     $   835,108
 Per Square Foot Leased .........         0.19            0.44            0.56
                                    ----------     -----------     -----------
 Total Per Square Foot ..........   $     0.74     $      1.20     $      0.81
                                    ==========     ===========     ===========




                                                     1997 -2000
                                        2000          AVERAGE          1Q01          NEW         RENEWAL
                                  --------------- --------------- ------------- ------------- -------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ............   $ 2,853,706     $ 1,466,840     $ 497,179     $ 342,564     $ 154,615
 Per Square Foot Improved .......          6.99            5.68          8.97         17.24          4.35
 Leasing Commissions ............   $ 2,208,604     $   898,595     $ 273,542     $  78,276     $ 195,266
 Per Square Foot Leased .........          4.96            3.46          4.93          3.91          5.49
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     11.95     $      9.14     $   13.90     $   21.15     $    9.84
                                    ===========     ===========     =========     =========     =========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ............   $ 1,860,027     $ 1,274,866     $ 374,274     $ 167,649     $ 206,625
 Per Square Foot Improved .......          5.72            6.17          4.70          7.34          3.64
 Leasing Commissions ............   $   412,226     $   380,591     $  32,295     $  39,295     $       0
 Per Square Foot Leased .........          3.00            2.36          0.49          1.72            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      8.72     $      8.53     $    5.19     $    9.06     $    3.64
                                    ===========     ===========     =========     =========     =========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ............   $   385,531     $   447,469     $ 101,980     $ 101,980     $       0
 Per Square Foot Improved .......          4.19            7.10          1.72          5.78            --
 Leasing Commissions ............   $   453,435     $   242,841     $  96,929     $  96,929     $       0
 Per Square Foot Leased .........          4.92            3.92          1.63          5.50            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      9.11     $     11.02     $    3.35     $   11.28     $      --
                                    ===========     ===========     =========     =========     =========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ............   $ 1,580,323     $   896,418     $  85,671     $  52,477     $  33,194
 Per Square Foot Improved .......          6.71            4.26          2.08          1.69          3.28
 Leasing Commissions ............   $ 1,031,950     $   738,381     $ 154,956     $ 129,218     $  25,738
 Per Square Foot Leased .........          4.44            3.49          3.77          4.17          2.54
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     11.15     $      7.75     $    5.85     $    5.86     $    5.82
                                    ===========     ===========     =========     =========     =========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ............   $    65,267     $    65,267     $ 688,800     $ 688,800     $       0
 Per Square Foot Improved .......          1.79            1.79         23.01         23.01            --
 Leasing Commissions ............   $   418,185     $   418,185     $ 474,229     $ 474,229     $       0
 Per Square Foot Leased .........         11.50           11.50         15.84         15.84            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $     13.29     $     13.29     $   38.85     $   38.85     $    0.00
                                    ===========     ===========     =========     =========     =========
INDUSTRIAL PROPERTIES
 Tenant Improvements ............   $   650,216     $   385,043     $  34,650     $  34,650     $       0
 Per Square Foot Improved .......          0.95            0.63          0.29          0.55            --
 Leasing Commissions ............   $   436,506     $   388,195     $  50,055     $  50,055     $       0
 Per Square Foot Leased .........          0.64            0.46          0.42          0.79            --
                                    -----------     -----------     ---------     ---------     ---------
 Total Per Square Foot ..........   $      1.59     $      1.09     $    0.71     $    1.34     $    0.00
                                    ===========     ===========     =========     =========     =========


                    LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of March 31, 2001:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        36             168,126              5.1%           $ 22.25         $ 24.36
2002 ........................        33             165,326              5.1%           $ 21.98         $ 24.90
2003 ........................        48             297,892              9.1%           $ 22.32         $ 25.03
2004 ........................        46             274,809              8.4%           $ 23.21         $ 26.18
2005 ........................        65             599,698             18.3%           $ 23.42         $ 26.73
2006 ........................        15              76,583              2.3%           $ 26.38         $ 30.41
2007 AND THEREAFTER .........        81           1,688,317             51.7%                --              --
                                    ---           ---------            -----
TOTAL .......................       324           3,270,751            100.0%
                                    ===           =========            =====

OMNI:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         3             22,931               3.9%           $ 29.09         $ 35.06
2002 ........................         4             53,127               9.0%           $ 34.55         $ 37.91
2003 ........................         4             58,018               9.8%           $ 30.22         $ 34.97
2004 ........................         4            112,414              19.0%           $ 26.12         $ 34.15
2005 ........................         7             59,166              10.0%           $ 27.99         $ 35.26
2006 ........................         1              9,749               1.6%           $ 35.21         $ 38.02
2007 AND THEREAFTER .........        10            276,259              46.7%                --              --
                                     --            -------             -----
TOTAL .......................        33            591,664             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        21             376,385              7.7%            $ 6.28          $ 7.38
2002 ........................        28             246,504              5.0%            $ 6.47          $ 7.32
2003 ........................        29             735,934             15.0%            $ 5.35          $ 6.27
2004 ........................        33             623,753             12.7%            $ 6.25          $ 7.12
2005 ........................        22             427,994              8.7%            $ 5.93          $ 7.97
2006 ........................        27             834,717             17.0%            $ 6.29          $ 7.81
2007 AND THEREAFTER .........        36           1,664,940             33.9%                --              --
                                    ---           ---------            -----
TOTAL .......................       196           4,910,227            100.0%
                                    ===           =========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         7             276,830             21.2%           $  5.63         $  6.90
2002 ........................         3             118,620              9.1%           $ 10.19         $ 11.82
2003 ........................         4              37,938              2.9%           $  9.20         $ 10.15
2004 ........................         9              99,218              7.6%           $ 13.86         $ 15.02
2005 ........................         5             367,556             28.2%           $  8.49         $ 10.53
2006 ........................         6              90,217              6.9%           $ 17.46         $ 20.07
2007 AND THEREAFTER .........        14             314,417             24.1%                --              --
                                     --           ---------            -----
TOTAL .......................        48           1,304,796            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        29             184,244              5.9%           $ 21.09         $ 21.69
2002 ........................        45             412,680             13.2%           $ 21.08         $ 21.10
2003 ........................        43             247,349              7.9%           $ 22.12         $ 23.39
2004 ........................        30             164,634              5.2%           $ 21.09         $ 22.03
2005 ........................        52             415,469             13.3%           $ 23.92         $ 24.32
2006 ........................        24             643,346             20.5%           $ 22.20         $ 24.07
2007 AND THEREAFTER .........        41           1,065,724             34.0%                --              --
                                    ---           ---------            -----
TOTAL .......................       264           3,133,446            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        25              67,832              6.3%           $ 23.36         $ 23.73
2002 ........................        18              85,900              8.0%           $ 27.67         $ 29.02
2003 ........................        17             140,239             13.0%           $ 31.22         $ 31.70
2004 ........................        19             226,883             21.1%           $ 21.76         $ 22.74
2005 ........................        24             118,425             11.0%           $ 26.81         $ 28.62
2006 ........................        17             271,239             25.2%           $ 24.31         $ 25.08
2007 AND THEREAFTER .........        16             165,170             15.4%                --              --
                                    ---           ---------            -----
TOTAL .......................       136           1,075,688            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:

           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        13             183,633              8.7%           $ 17.85         $ 18.18
2002 ........................        22             171,446              8.1%           $ 20.02         $ 20.77
2003 ........................        23             333,689             15.7%           $ 19.03         $ 19.16
2004 ........................        34             241,737             11.4%           $ 22.51         $ 23.12
2005 ........................        31             344,775             16.3%           $ 23.19         $ 23.76
2006 ........................        12             179,319              8.5%           $ 22.38         $ 23.58
2007 AND THEREAFTER .........        17             663,491             31.3%                --              --
                                    ---           ---------            -----
TOTAL .......................       152           2,118,090            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        14             100,853              2.9%           $ 32.30         $ 33.26
2002 ........................        22             190,615              5.6%           $ 32.62         $ 33.41
2003 ........................         7             115,726              3.4%           $ 31.89         $ 32.33
2004 ........................        20             224,975              6.6%           $ 36.53         $ 38.74
2005 ........................        37             457,063             13.4%           $ 34.76         $ 36.35
2006 ........................        47             339,560              9.9%           $ 29.70         $ 30.77
2007 AND THEREAFTER .........        75           1,989,668             58.2%                --              --
                                    ---           ---------            -----
TOTAL .......................       222           3,418,460            100.0%
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

        a) Exhibits

    10.1  Second Amendment to the Amended and Restated Credit Agreements, dated March 30,
          2001, between Reckson Operating Partnership, L.P. and FrontLine Capital Group.

      (b) During the three months ended March 31, 2001 the Registrant filed the following reports on Form 8K:

              On March 5, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

              In March 8, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter and year ended December 31, 2000 in satisfaction of the requirements of Regulation FD.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON OPERATING PARTNERSHIP, L.P.
BY: RECKSON ASSOCIATES REALTY CORP., ITS GENERAL PARTNER



By:       /s/ Scott H. Rechler                       /s/ Michael Maturo
     ------------------------------------     -------------------------------------------
     Scott H. Rechler, Co-Chief Executive     Michael Maturo, Executive Vice President,
            Officer and President               Treasurer and Chief Financial Officer

DATE: May 11, 2001