Form 10-Q
period 2001-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2001-08-14
CIK 930810

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



                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



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


                               ----------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.




--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                TABLE OF CONTENTS





  INDEX                                                                                          PAGE
--------                                                                                        -----
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
         December 31, 2000 ....................................................................   2
         Consolidated Statements of Income for the three and six months ended June 30, 2001 and
         2000 (unaudited) .....................................................................   3
         Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and
         2000 (unaudited) .....................................................................   4
         Notes to the Consolidated Financial Statements (unaudited) ...........................   5
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   12
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...........................  18
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ....................................................................  23
Item 2.  Changes in Securities and Use of Proceeds ............................................  23
Item 3.  Defaults Upon Senior Securities ......................................................  23
Item 4.  Submission of Matters to a Vote of Securities Holders ................................  23
Item 5.  Other Information ....................................................................  23
Item 6.  Exhibits and Reports on Form 8-K .....................................................  23
SIGNATURES ..................................................................................    23

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                      RECKSON OPERATING PARTNERSHIP, L.P.
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)





                                                                                 JUNE 30, 2001      DECEMBER 31,
                                                                                  (UNAUDITED)           2000
                                                                                ---------------   ---------------
ASSETS:
Commercial real estate properties, at cost:
 Land .......................................................................     $   396,103       $   396,482
 Buildings and improvements .................................................       2,308,001         2,219,448
Developments in progress:
 Land .......................................................................          69,183            60,918
 Development costs ..........................................................          87,204            93,759
Furniture, fixtures and equipment ...........................................           7,414             7,138
                                                                                  -----------       -----------
                                                                                    2,867,905         2,777,745
Less accumulated depreciation ...............................................        (332,649)         (288,479)
                                                                                  -----------       -----------
                                                                                    2,535,256         2,489,266
Investments in real estate joint ventures ...................................          69,026            43,534
Investment in mortgage notes and notes receivable ...........................          55,223            58,220
Cash and cash equivalents ...................................................          26,265            16,624
Tenant receivables ..........................................................           9,829            11,511
Investments in and advances to affiliates ...................................         184,760           180,593
Deferred rents receivable ...................................................          90,080            67,930
Prepaid expenses and other assets ...........................................          76,959            68,759
Contract and land deposits and pre-acquisition costs ........................           3,026             1,676
Deferred lease and loan costs ...............................................          65,270            61,681
                                                                                  -----------       -----------
TOTAL ASSETS ................................................................     $ 3,115,694       $ 2,999,794
                                                                                  ===========       ===========
LIABILITIES:
Mortgage notes payable ......................................................     $   730,170       $   728,971
Unsecured credit facility ...................................................         334,600           216,600
Senior unsecured notes ......................................................         449,424           449,385
Accrued expenses and other liabilities ......................................          89,539            93,520
Distributions payable .......................................................          33,113            28,801
                                                                                  -----------       -----------
TOTAL LIABILITIES ...........................................................       1,636,846         1,517,277
                                                                                  -----------       -----------
Commitments and other comments ..............................................              --                --
Minority interests' in consolidated partnerships ............................         140,442           226,350
                                                                                  -----------       -----------
PARTNERS' CAPITAL
Preferred Capital, 11,226,733 and 11,234,518 units outstanding, respectively          305,341           313,126
General Partners' Capital:
 Class A common units, 49,619,419 and 45,352,286 units outstanding,
   respectively .............................................................         654,363           575,570
 Class B common units, 10,283,513 units outstanding .........................         267,978           270,118
Limited Partners' Capital:
 Common units of limited partnership interest, 7,644,135 and 7,694,642 units
   outstanding, respectively ................................................         107,021            97,353
 Accumulated other comprehensive income .....................................           3,703                --
                                                                                  -----------       -----------
 Total Partners' Capital ....................................................       1,338,406         1,256,167
                                                                                  -----------       -----------
 TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................................     $ 3,115,694       $ 2,999,794
                                                                                  ===========       ===========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)





                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                    ----------------------------- -----------------------------
                                                                         2001           2000           2001           2000
                                                                    -------------- -------------- -------------- --------------
REVENUES:
Base rents ........................................................  $   111,184    $    96,099    $   218,678    $   190,499
Tenant escalations and reimbursements .............................       14,165         12,984         30,110         25,830
Equity in earnings of real estate joint ventures and service
 companies ........................................................          801          1,775          1,199          3,187
Interest income on mortgage notes and notes receivable ............        1,559          2,190          3,067          4,476
Gain on sales of real estate ......................................           --          6,662             --          6,662
Investment and other income .......................................        4,674          5,738         10,204         12,451
                                                                     -----------    -----------    -----------    -----------
 Total Revenues ...................................................      132,383        125,448        263,258        243,105
                                                                     -----------    -----------    -----------    -----------

EXPENSES:
Property operating expenses .......................................       40,874         36,508         81,868         74,797
Marketing, general and administrative .............................        7,353          6,629         13,837         12,375
Interest ..........................................................       23,557         24,176         47,188         48,016
Depreciation and amortization .....................................       27,172         22,426         50,693         43,437
                                                                     -----------    -----------    -----------    -----------
 Total Expenses ...................................................       98,956         89,739        193,586        178,625
                                                                     -----------    -----------    -----------    -----------
Income before distributions to preferred unit holders and minority
 interests ........................................................       33,427         35,709         69,672         64,480
Minority partners' interests in consolidated partnerships .........       (4,065)        (1,925)        (9,820)        (3,899)
                                                                     -----------    -----------    -----------    -----------
Net Income ........................................................       29,362         33,784         59,852         60,581
Preferred unit distributions ......................................       (5,928)        (7,857)       (12,013)       (15,842)
                                                                     -----------    -----------    -----------    -----------
Net income available to common unit holders .......................  $    23,434    $    25,927    $    47,839    $    44,739
                                                                     ===========    ===========    ===========    ===========
Net Income available to:
 General Partner -- Class A common units ..........................  $    15,919    $    16,563    $    31,969    $    28,508
 General Partner -- Class B common units ..........................        4,899          6,281         10,539         10,870
 Limited Partners' ................................................        2,616          3,083          5,331          5,361
                                                                     -----------    -----------    -----------    -----------
Total .............................................................  $    23,434    $    25,927    $    47,839    $    44,739
                                                                     ===========    ===========    ===========    ===========
Net income per weighted average common units:
 Net income per weighted average Class A general partnership
  unit ............................................................  $       .34    $       .40    $       .69    $       .70
                                                                     ===========    ===========    ===========    ===========
 Net income per weighted average Class B general partnership
  unit ............................................................  $       .48    $       .61    $      1.02    $      1.06
                                                                     ===========    ===========    ===========    ===========
 Net income per weighted average limited partnership unit .........  $       .34    $       .40    $       .69    $       .70
                                                                     ===========    ===========    ===========    ===========

 Weighted average common units outstanding:
 General Partner -- Class A common units ..........................   47,222,000     41,343,000     46,358,000     40,863,000
 General Partner -- Class B common units ..........................   10,284,000     10,284,000     10,284,000     10,284,000
 Limited Partners' ................................................    7,763,000      7,695,000      7,728,000      7,697,000


               (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED AND IN THOUSANDS)





                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................    $   59,852     $   60,581
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization ...............................................        50,693         43,437
 Gain on sales of real estate ................................................            --         (6,662)
 Minority partners' interests in consolidated partnerships ...................         9,820          3,899
 Equity in earnings of real estate joint ventures and service companies .             (1,199)        (3,187)
Changes in operating assets and liabilities:
 Prepaid expenses and other assets ...........................................        (1,482)        (3,872)
 Tenant receivables ..........................................................         1,682          1,777
 Deferred rents receivable ...................................................       (22,150)       (12,534)
 Real estate tax escrows .....................................................        (1,266)         3,387
 Accrued expenses and other liabilities ......................................        (1,931)         7,073
                                                                                  ----------     ----------
 Net cash provided by operating activities ...................................        94,019         93,899
                                                                                  ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ..............................            --       (154,573)
 Increase in contract deposits and pre-acquisition costs .....................        (1,343)        (6,079)
 Proceeds from mortgage note receivable repayments ...........................         2,945          2,157
 Proceeds from sales of property and mortgage redemption .....................            --         42,595
 Additions to commercial real estate properties ..............................       (87,982)       (22,108)
 Additions to developments in progress .......................................        (5,252)       (15,923)
 Payment of leasing costs ....................................................        (5,998)        (9,379)
 Additions to furniture, fixtures and equipment ..............................          (244)          (676)
 Distribution from a real estate joint venture ...............................            --            226
 Investments in real estate joint ventures ...................................       (24,966)        (4,770)
                                                                                  ----------     ----------
 Net cash used in investing activities .......................................      (122,840)      (168,530)
                                                                                  ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on secured borrowings ....................................       (73,801)       (23,708)
 Payment of loan costs .......................................................          (789)        (2,399)
 (Increase) decrease in investments in and advances to affiliates ............        (5,042)         4,880
 Proceeds from secured borrowings ............................................        75,000         92,000
 Proceeds from unsecured credit facility .....................................       118,000        125,000
 Principal payments on unsecured credit facility .............................            --        (49,000)
 Contributions ...............................................................         1,331          1,486
 Distributions ...............................................................       (65,510)       (63,322)
 Distributions to minority partners in consolidated partnerships .............       (10,727)        (4,914)
                                                                                  ----------     ----------
 Net cash provided by financing activities ...................................        38,462         80,023
                                                                                  ----------     ----------
 Net increase in cash and cash equivalents ...................................         9,641          5,392
 Cash and cash equivalents at beginning of period ............................        16,624         21,122
                                                                                  ----------     ----------
 Cash and cash equivalents at end of period ..................................    $   26,265     $   26,514
                                                                                  ==========     ==========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


1.  ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     Reckson Operating Partnership, L.P. (the "Operating Partnership") commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT").

     During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. The Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies.

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


2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at June 30, 2001 and December 31, 2000 and the results of their operations for the three and six months ended June 30, 2001 and 2000, respectively and, their cash flows for the six months ended June 30, 2001 and 2000, respectively. The Operating Partnership's investments in Omni Partners, L.P. ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at June 30, 2001 represent a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2000.

     Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the fair value of the Operating Partnership's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Operating Partnership's derivatives equaled approximately $3.7 million and has been reflected in other assets and OCI on the accompanying balance sheet. On July 18, 2001, the mortgage note payable which these derivatives relate to was funded (see Note 3) and their fair value at that time was approximately $676,000 less than their carrying value. This amount will be amortized to interest expense over the term of the mortgage note to which it relates.

     Certain prior year amounts have been reclassified to conform to the current year presentation.


3. MORTGAGE NOTES PAYABLE

     As of June 30, 2001, the Operating Partnership had approximately $530.2 million of fixed rate mortgage notes which mature at various times between 2001 and 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.5%.

     In addition, as of June 30, 2001, the Operating Partnership had a $200 million variable rate mortgage note, which matures in 2003. The note is secured by the property located at 919 Third Avenue, NY, NY. On July 18, 2001, the Operating Partnership refinanced this mortgage note with a ten year, $250 million fixed rate mortgage note which bears interest at 6.867% per annum. Net proceeds of approximately $47 million were used primarily to repay maturing fixed rate debt and the Operating Partnership's unsecured credit facility.

     On June 1, 2001, the Operating Partnership refinanced the $70 million variable rate mortgage note, which secured the property located at 1350 Avenue of the Americas, with a five year, $75 million fixed rate mortgage note which bears interest at 6.52% per annum. Net proceeds of approximately $3.4 million were used for working capital purposes.

     On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million, which was secured by the property located at 50 Charles Lindbergh Blvd., Mitchel Field, NY.

4. SENIOR UNSECURED NOTES

     As of June 30, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):





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

5. UNSECURED CREDIT FACILITY

     As of June 30, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $240.4 million (of which, approximately $34.1 million has been allocated for outstanding undrawn letters of credit).

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of June 30, 2001, the Operating Partnership owned and operated 82 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.4 million square feet,104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

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

     Metropolitan is 100% owned by the Company; Crescent owned a $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 30, 1999 through May 30, 2001). On May 31, 2001, at Crescent's election, Crescent converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.

     On September 28, 2000, the Operating Partnership formed the Tri-State JV with TIAA and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

7. PARTNERS' CAPITAL

     On April 2, 2001, approximately 7,785 preferred units of the limited partnership interest, with a liquidation preference value of approximately $7.8 million, were exchanged for 305,706 Units at an average price of $25.47 per Unit. In addition, during the three months ended June 30, 2001, 352,878 Units were exchanged for an equal number of Class A common units.

     On May 24, 1999, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units were entitled to receive an initial annual distribution of $2.24 per unit which distribution is subject to adjustment annually. On July 31, 2001, the annual distribution on the Class B common units was increased to $2.5968 per unit.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     On May 31, 2001, in connection with Crescent's conversion of its $85 million preferred equity investment in Metropolitan, the Operating Partnership issued 3,453,881 Class A common units.

     During June 2001, the Operating Partnership declared the following distributions:





                                                  RECORD           PAYMENT         THREE MONTHS     ANNUALIZED
         SECURITY            DISTRIBUTION          DATE              DATE             ENDED          DIVIDEND
-------------------------   --------------   ---------------   ---------------   ---------------   -----------
Class A common unit         $ .4246          July 6, 2001      July 17, 2001     June 30, 2001     $ 1.6984
Class B common unit         $ .6492          July 13, 2001     July 31, 2001     July 31, 2001     $ 2.5968
Series A preferred unit     $ .4766          July 13, 2001     July 31, 2001     July 31, 2001     $ 1.9063
Series E preferred unit     $ .553125        July 13, 2001     July 31, 2001     July 31, 2001     $ 2.2125

     As of June 30, 2001 in conjunction with the Company's common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B common unit and 4,204 Class A common units at an average price of $22.03 per Class A common unit for an aggregate purchase price of approximately $30.4 million.

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)





                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                     -------------------------
                                                         2001          2000
                                                     -----------   -----------
Cash paid during the period for interest .........    $ 52,766      $ 52,135
                                                      ========      ========
Interest capitalized during the period ...........    $  5,137      $  5,173
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

     In addition, the Operating Partnership does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

     The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended June 30, 2001 and 2000 (in thousands):




                                                                    THREE MONTHS ENDED
                                  --------------------------------------------------------------------------------------
                                                 JUNE 30, 2001                              JUNE 30, 2000
                                  ------------------------------------------- ------------------------------------------
                                       CORE                     CONSOLIDATED       CORE                     CONSOLIDATED
                                     PORTFOLIO       OTHER         TOTALS        PORTFOLIO       OTHER         TOTALS
                                  -------------- ------------- -------------- -------------- ------------- -------------
REVENUES:
Base rents, tenant escalations
 and reimbursements .............  $   123,030     $   2,319    $   125,349    $   106,852     $   2,231    $   109,083
Equity in earnings of real
 estate joint ventures and
 service companies ..............           --           801            801             --         1,775          1,775
Other income ....................        1,929         4,304          6,233            257        14,333         14,590
                                   -----------     ---------    -----------    -----------     ---------    -----------
Total Revenues ..................      124,959         7,424        132,383        107,109        18,339        125,448
                                   -----------     ---------    -----------    -----------     ---------    -----------
EXPENSES:
Property operating expenses .....       40,080           794         40,874         35,950           558         36,508
Marketing, general and
 administrative .................        5,446         1,907          7,353          4,788         1,841          6,629
Interest ........................       12,149        11,408         23,557          9,403        14,773         24,176
Depreciation and
 amortization ...................       25,096         2,076         27,172         20,055         2,371         22,426
                                   -----------     ---------    -----------    -----------     ---------    -----------
Total Expenses ..................       82,771        16,185         98,956         70,196        19,543         89,739
                                   -----------     ---------    -----------    -----------     ---------    -----------
Income (loss) before
 distributions to preferred
 unitholders and minority
 interests loss .................  $    42,188     $  (8,761)   $    33,427    $    36,913     $  (1,204)   $    35,709
                                   ===========     =========    ===========    ===========     =========    ===========
Total Assets ....................  $ 2,475,072     $ 640,622    $ 3,115,694    $ 2,054,183     $ 831,589    $ 2,885,772
                                   ===========     =========    ===========    ===========     =========    ===========

     The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the six months ended June 30, 2001 and 2000 (in thousands):




                                                                     SIX MONTHS ENDED
                                      -------------------------------------------------------------------------------
                                                   JUNE 30, 2001                           JUNE 30, 2000
                                      --------------------------------------- ---------------------------------------
                                          CORE                  CONSOLIDATED      CORE                   CONSOLIDATED
                                       PORTFOLIO      OTHER        TOTALS      PORTFOLIO      OTHER         TOTALS
                                      ----------- ------------ -------------- ----------- ------------- -------------
REVENUES:
Base rents, tenant
 escalations and
 reimbursements .....................  $ 243,752   $    5,036     $ 248,788    $ 211,672    $   4,657     $ 216,329
Equity in earnings of
 real estate joint
 ventures and service
 companies ..........................         --        1,199         1,199           --        3,187         3,187
Other income ........................      2,478       10,793        13,271          664       22,925        23,589
                                       ---------   ----------     ---------    ---------    ---------     ---------
Total Revenues ......................    246,230       17,028       263,258      212,336       30,769       243,105
                                       ---------   ----------     ---------    ---------    ---------     ---------
EXPENSES:
Property operating
 expenses ...........................     80,434        1,434        81,868       73,571        1,226        74,797
Marketing, general
 and administrative .................     10,070        3,767        13,837        9,755        2,620        12,375
Interest ............................     25,055       22,133        47,188       18,595       29,421        48,016
Depreciation and
 amortization .......................     46,631        4,062        50,693       39,388        4,049        43,437
                                       ---------   ----------     ---------    ---------    ---------     ---------
Total Expenses ......................    162,190       31,396       193,586      141,309       37,316       178,625
                                       =========   ==========     =========    =========    =========     =========
Income (loss) before distributions to
 preferred unitholders and minority
 interests loss .....................  $  84,040  $   (14,368)    $  69,672    $  71,027    $  (6,547)    $  64,480
                                       =========  ===========     =========    =========    =========     =========

10. OTHER INVESTMENTS AND ADVANCES

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of June 30, 2001, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility on terms similar to the FrontLine Facility. During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of June 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents advances loaned to FrontLine. In addition, as of June 30, 2001, the Operating Partnership, through its Credit Facility, has allocated approximately $200,000 in outstanding undrawn letters of credit for the benefit of FrontLine. As of June 30, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $19.6 million, of which approximately $5 million was accrued for the three month period ended June 30, 2001.

     FrontLine's primary business, HQ Global Holdings, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world, recently announced that the termination of the merger discussions between HQ and another officing solutions provider and the decline in the overall economic environment have negatively impacted its operating results. FrontLine also announced that it obtained relief for the second and third quarters of 2001 from both HQ's lenders and from the lender on its $25 million secured credit facility. FrontLine is in discussions with this secured lender concerning the extension of the secured credit facility beyond its current maturity during the third quarter 2001. FrontLine and HQ are currently in discussions with their lenders concerning the potential need for amendments to financial covenants for future periods. In addition, FrontLine has announced that it is considering seeking stockholder approval, if necessary, to issue shares of its common stock in lieu of cash, in the event certain put rights of holders of HQ common stock are exercised. The Company has formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with its loans to FrontLine through the FrontLine Facility or the RSVP Commitment. As a result of these circumstances, the Company has taken a reserve against interest income accrued for the second quarter 2001 on the loans under the FrontLine Facility and loans advanced under the RSVP Commitment in the amount of approximately $3.5 million based on its assessment of the amounts expected to be received on these loans. In addition, based on current conditions, the Company expects to record a similar reserve in future periods. FrontLine's ability to meet its obligations as they come due, or repay the Company will depend upon, amongst other things, the outcome of certain events described above.

     Both the FrontLine Facility and the loans under the RSVP Commitment have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     In addition to its interest in HQ, FrontLine also owns an interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L. P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

     As of June 30, 2001, the Operating Partnership owned and operated 82 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 14.4 million square feet, 104 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 290 acres of land in 13 separate parcels of which the Operating Partnership can develop approximately 1.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). In connection with the formation of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of June 30, 2001, the Operating Partnership had advanced approximately $93.4 million under the FrontLine Facility. The

     Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility on terms similar to the FrontLine Facility. During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of June 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents advances loaned to FrontLine. In addition, as of June 30, 2001, the Operating Partnership, through its unsecured credit facility, has allocated approximately $200,000 in outstanding undrawn letters of credit for the benefit of FrontLine. As of June 30, 2001, interest accrued under the FrontLine Facility and RSVP Commitment was approximately $19.6 million, of which approximately $5 million was accrued for the three month period ended June 30, 2001.

     FrontLine's primary business, HQ Global Holdings, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world, recently announced that the termination of the merger discussions between HQ and another officing solutions provider and the decline in the overall economic environment have negatively impacted its operating results. FrontLine also announced that it obtained relief for the second and third quarters of 2001 from both HQ's lenders and from the lender on its $25 million secured credit facility. FrontLine is in discussions with this secured lender concerning the extension of the secured credit facility beyond its current maturity during the third quarter 2001. FrontLine and HQ are currently in discussions with their lenders concerning the potential need for amendments to financial covenants for future periods. In addition, FrontLine has announced that it is considering seeking stockholder approval, if necessary, to issue shares of its common stock in lieu of cash, in the event certain put rights of holders of HQ common stock are exercised. The Company has formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with its loans to FrontLine through the FrontLine Facility or the RSVP Commitment. As a result of these circumstances, the Company has taken a reserve against interest income accrued for the second quarter 2001 on the loans under the FrontLine Facility and RSVP Commitment in the amount of approximately $3.5 million based on its assessment of the amounts expected to be received on these loans. In addition, based on current conditions, the Company expects to record a similar reserve in future periods. FrontLine's ability to meet its obligations as they come due, or repay the Company will depend upon, amongst other things, the outcome of certain events described above.


     Both the FrontLine Facility and the loans under the RSVP Commitment have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Interest accrues on advances made under the credit facilities at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws


     In addition to its interest in HQ, FrontLine also owns an interest in RSVP which invests primarily in real estate and real estate related operating companies generally outside of the Operating Partnership's core office and industrial focus.


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


     Metropolitan is 100% owned by the Company; Crescent owned a $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 -- May 30, 2001). On May 31, 2001, at Crescent's election, Crescent converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share.


     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.


     The market capitalization of the Operating Partnership at June 30, 2001 was approximately $3.4 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's

Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, (iii) the value of the Operating Partnership's common units of limited partnership interest ("Units") (which, for this purpose, is assumed to be the same per Unit as the market value of the Company's Class A common stock) and (v) the approximately $1.5 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2001. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 2001 equaled approximately 44.3%.


RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $6.9 million or 5.5% for the three months ended June 30, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $16.3 million or 14.9% for the three months ended June 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to $7.7 million from increases in occupancies and rental rates in our "same store" properties. In addition, $3.6 million of the increase was generated by developed and redeveloped properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $10.9 million for the three months ended June 30, 2001 as compared to $8.3 million for the 2000 period. Included in the $10.9 million straight-line rent adjustment is $6.9 million attributable to 919 Third Avenue as compared to $4.3 million for the 2000 period. This amount is primarily attributable to the free rent period contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002. Other revenues (excluding Property Operating Revenues), decreased by $9.3 million or 57% for the three months ended June 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $6.7 million in gain on sales of real estate in the 2000 period with no asset sales in the 2001 period. In addition, this decrease was also attributable to the $3.5 million reserve against interest income accrued for the second quarter of 2001, relating to the FrontLine Facility and loans under the RSVP Commitment.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $4.4 million or 12% for the three months ended June 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $2.6 million in our "same-store" properties.

     Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2001 and 2000 were 67.4% and 66.5%, respectively. The increase in Gross Operating Margins is primarily attributable to the increase in rental rates and occupancy levels.

     Marketing, general and administrative expenses increased by approximately $724,000 for the three months ended June 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.6% for the three months ended June 30, 2001 as compared to 5.3% for the 2000 period.

     Interest expense decreased by approximately $619,000 for the three months ended June 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates.

     The Operating Partnership's total revenues increased by $20.2 million or 8.3% for the six moths ended June 30, 2001 as compared to the 2000 period. Property Operating Revenues increased by $32.5 million or 15% for the six months ended June 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to $13.9 million from increases in occupancies and rental rates in our "same store" properties. In addition, $6.4 million of the increase was generated by developed and redeveloped properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $22.1 million for the six months ended June 30, 2001 as compared to $12.8 million for the 2000 period. Included in the $22.1 million straight-line rent adjustment is $14.4 million attributable to 919 Third Avenue, as compared to $5.4 million for the 2000 period. This amount is primarily attributable to the free rent contained in the lease of the largest tenant in the building. The free rent period is effective through February 28, 2002. Other revenues (excluding Property Operating Revenues), decreased by $12.3 million or 45.9% for the six months ended June 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $6.7 million in gain on sales of real estate in the 2000 period with no asset sales in the 2001 period. In addition, this decrease was also attributable to the $3.5 million reserve against interest income accrued for the second quarter of 2001, relating to the FrontLine Facility and loans under the RSVP Commitment.

     Property Expenses increased by $7.1 million or 9.5% for the six months ended June 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $4.6 million in our "same-store" properties.

     Marketing general and administrative expenses increased by $1.4 million for the six months ended June 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain cancelled acquisition transactions, increases in certain tenant and community relation costs and increases in compensation and related employee benefits. Marketing general and administrative expenses, as a percentage of total revenues, were 5.3% for the six months ended June 30, 2001 as compared to 5.1% for the 2000 period.

     Interest expense decreased by approximately $828,000 for the six months ended June 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off of LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $240.4 million (of which, approximately $34.1 million has been allocated for outstanding undrawn letters of credit).

     On June 1, 2001, the Operating Partnership refinanced a $70 million short term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the Operating Partnership refinanced a $200 million short term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. The net proceeds of approximately $50.4 million received by the Operating Partnership as a result of these refinancings was used to repay maturing fixed rate debt, the Credit Facility and for working capital purposes.

     On April 2, 2001, approximately 7,785 preferred units of limited partnership interest, with a liquidation preference value of approximately $7.8 million, were exchanged for 305,706 Units at an average price of $25.47 per Unit.

     On May 31, 2001, in connection with Crescent's conversion of its $85 million preferred equity investment in Metropolitan, the Operating Partnership issued 3,453,881 Class A common units. In addition, during the three months ended June 30, 2001, 352,878 Units were exchanged for an equal number of Class A common units.

     On May 24, 1999, the Operating Partnership issued 11,694,567 Class B common units of general partnership interest to the Company which were valued for GAAP purposes at $26 per unit for total consideration of approximately $304.1 million. The Class B common units were entitled to receive an initial annual distribution of $2.24 per unit, which distribution is subject to adjustment annually. On July 31, 2001, the annual distribution on the Class B common units was increased to $2.5968 per unit.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     As of June 30, 2001, in conjunction with the Company's common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B common unit and 4,204 Class A common units at an average purchase price of $22.03 per Class A common unit for an aggregate purchase price of approximately $30.4 million.

     The Operating Partnership's indebtedness at June 30, 2001 totaled approximately 1.5 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $334.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $717 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.4 billion at June 30, 2001 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units, (iii) the value of the Operating Partnership's Units (which, for this purpose, is assumed to be the same per Unit as the market value of a share of the Company's Class A common stock) and (v) the $1.5 billion of debt), the Operating Partnership's debt represented approximately 44.3% of its total market capitalization.

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

     The Credit Facility and a certain mortgage note payable bear interest at a variable rate, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership whose general partner is an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. In November 1999, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that FFO should include both recurring and non-recurring operating results, except those results defined as "extraordinary items" under GAAP. This revised definition is effective for all periods beginning on or after January 1, 2000.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):





                                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                               -------------------------   -------------------------
                                                                   2001          2000          2001          2000
                                                               -----------   -----------   -----------   -----------
Net income available to common unit holders ................    $ 23,434      $ 25,927      $ 47,839      $ 44,739
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization .................      26,727        21,937        49,715        42,552
 Minority partners' interests in consolidated partnerships .       4,065         1,925         9,820         3,899
Less:
 Gain on sales of real estate ..............................          --         6,662            --         6,662
 Amount distributed to minority partners in consolidated
   partnerships ............................................       5,104         2,136        10,805         4,517
                                                                --------      --------      --------      --------
Funds From Operations ......................................    $ 49,122      $ 40,991      $ 96,569      $ 80,011
                                                                ========      ========      ========      ========
Weighted average units outstanding .........................      65,268        59,322        64,369        58,843
                                                                ========      ========      ========      ========

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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2001 (dollars in thousands):





                                                         FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------
                                           2001          2002          2003          2004           2005
                                      ------------- ------------- ------------- -------------- -------------
Long term debt:
 Fixed rate .........................   $  19,424     $  17,381     $   9,696     $  113,107     $  11,361
 Weighted average interest rate .....        7.55%         7.77%         7.68%          7.49%         7.70%
 Variable rate ......................   $      --     $      --     $ 534,600     $       --     $      --
 Weighted average interest rate .....          --            --          5.38%            --            --




                                        THEREAFTER      TOTAL(1)         FMV
                                      -------------- -------------- ------------
Long term debt:
 Fixed rate .........................   $  809,201     $  980,170    $ 982,950
 Weighted average interest rate .....         7.47%          7.48%
 Variable rate ......................   $       --     $  534,600    $ 534,600
 Weighted average interest rate .....           --           5.38%


----------
(1) Includes unamortized issuance discounts of $576,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.


     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $5.3 million annual increase in interest expense based on approximately $534.6 million of variable rate debt outstanding at June 30, 2001.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2001 (dollars in thousands):





                                                FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------
                                         2001        2002      2003       2004      2005   THEREAFTER     TOTAL(2)       FMV
                                      ---------- ------------ ------ ------------- ------ ------------ ------------- -----------
Mortgage notes and notes
 receivable:
 Fixed rate .........................  $     8     $  1,165    $ --    $  36,500    $ --   $  16,990     $  54,663    $ 56,009
 Weighted average interest rate .....     9.00%        9.00%     --        10.23%     --       11.65%        10.64%


----------
(2) Excludes interest receivables aggregating approximately $560,000.

NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnership's office and industrial properties for the six month period ended June 30, 2001 and the historical of such capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.


            NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES




                                                                                                              SIX MONTHS
                                                                                              1997-2000         ENDED
                                 1997            1998            1999            2000          AVERAGE        30-JUN-01
                           --------------- --------------- --------------- --------------- --------------- ---------------
SUBURBAN OFFICE PROPERTIES
 Total ...................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 2,175,417     $ 1,443,882
 Per Square Foot .........          0.22            0.23            0.23            0.33            0.25            0.14

CBD OFFICE PROPERTIES
 Total ...................           N/A             N/A             N/A     $   946,718     $   946,718     $   641,809
 Per Square Foot .........           N/A             N/A             N/A            0.38            0.38            0.18

INDUSTRIAL PROPERTIES
 Total ...................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   950,155     $   309,398
 Per Square Foot .........          0.15            0.12            0.11            0.11            0.12     $      0.05


NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS




                                                                                                                     SIX MONTHS
                                                                                                      1997-2000        ENDED
                                         1997            1998            1999            2000          AVERAGE       30-JUN-01
                                    -------------- --------------- --------------- --------------- --------------- -------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $  784,044     $ 1,140,251     $ 1,009,357     $ 2,853,706     $ 1,466,840    $  702,596
 Per Square Foot Improved .........         7.00            3.98            4.73            6.99            5.68          9.50
 Leasing Commissions ..............   $  415,822     $   418,191     $   551,762     $ 2,208,604     $   898,595    $  333,643
 Per Square Foot Leased ...........         4.83            1.46            2.59            4.96            3.46          4.51
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    11.83     $      5.44     $      7.32     $     11.95     $      9.14    $    14.01
                                      ==========     ===========     ===========     ===========     ===========    ==========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $1,211,665     $   711,160     $ 1,316,611     $ 1,860,027     $ 1,274,866    $1,358,938
 Per Square Foot Improved .........         8.90            4.45            5.62            5.72            6.17          6.06
 Leasing Commissions ..............   $  366,257     $   286,150     $   457,730     $   412,226     $   380,591    $   39,295
 Per Square Foot Leased ...........         2.69            1.79            1.96            3.00            2.36          0.17
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    11.59     $      6.24     $      7.58     $      8.72     $      8.53    $     6.23
                                      ==========     ===========     ===========     ===========     ===========    ==========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ..............   $1,022,421     $   202,880     $   179,043     $   385,531     $   447,469    $  175,648
 Per Square Foot Improved .........        13.39            5.92            4.88            4.19            7.10          2.14
 Leasing Commissions ..............   $  256,615     $   151,063     $   110,252     $   453,435     $   242,841    $  182,516
 Per Square Foot Leased ...........         3.36            4.41            3.00            4.92            3.92          2.22
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $    16.75     $     10.33     $      7.88     $      9.11     $     11.02    $     4.36
                                      ==========     ===========     ===========     ===========     ===========    ==========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............          N/A     $   654,877     $   454,054     $ 1,580,323     $   896,418    $  737,260
 Per Square Foot Improved .........          N/A            3.78            2.29            6.71            4.26          5.30
 Leasing Commissions ..............          N/A     $   396,127     $   787,065     $ 1,031,950     $   738,381    $  904,348
 Per Square Foot Leased ...........          N/A            2.08            3.96            4.44            3.49          6.51
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............          N/A     $      5.86     $      6.25     $     11.15     $      7.75    $    11.81
                                      ==========     ===========     ===========     ===========     ===========    ==========
NEW YORK CITY OFFICE
 PROPERTIES
 Tenant Improvements ..............          N/A             N/A             N/A     $    65,267     $    65,267    $  738,800
 Per Square Foot Improved .........          N/A             N/A             N/A            1.79            1.79         17.20
 Leasing Commissions ..............          N/A             N/A             N/A     $   418,185     $   418,185    $1,025,394
 Per Square Foot Leased ...........          N/A             N/A             N/A           11.50           11.50         23.87
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............          N/A             N/A             N/A     $     13.29     $     13.29    $    41.07
                                      ==========     ===========     ===========     ===========     ===========    ==========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $  230,466     $   283,842     $   375,646     $   650,216     $   385,043    $   34,650
 Per Square Foot Improved .........         0.55            0.76            0.25            0.95            0.63          0.17
 Leasing Commissions ..............   $   81,013     $   200,154     $   835,108     $   436,506     $   388,195    $   50,055
 Per Square Foot Leased ...........         0.19            0.44            0.56            0.64            0.46          0.25
                                      ----------     -----------     -----------     -----------     -----------    ----------
 Total Per Square Foot ............   $     0.75     $      1.20     $      0.81     $      1.59     $      1.09    $     0.42
                                      ==========     ===========     ===========     ===========     ===========    ==========

                                LEASE EXPIRATIONS
     The following table sets forth scheduled lease expirations for executed leases as of June 30, 2001:


LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):





           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        28             131,751              3.8%           $ 22.25         $ 24.34
2002 ........................        34             165,933              4.8%           $ 21.91         $ 24.68
2003 ........................        52             375,400             10.9%           $ 22.95         $ 25.36
2004 ........................        49             286,257              8.3%           $ 23.24         $ 26.15
2005 ........................        70             604,700             17.5%           $ 23.30         $ 26.18
2006 ........................        19             106,482              3.1%           $ 26.62         $ 30.38
2007 AND THEREAFTER .........        88           1,787,057             51.6%                --              --
                                     --           ---------            -----
TOTAL .......................       340           3,457,580            100.0%
                                    ===           =========            =====

OMNI:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         2              8,663               1.5%           $ 30.48         $ 33.48
2002 ........................         4             53,127               9.2%           $ 34.55         $ 37.91
2003 ........................         4             58,018              10.0%           $ 30.22         $ 34.97
2004 ........................         4            112,414              19.5%           $ 26.14         $ 34.15
2005 ........................         7             59,166              10.2%           $ 27.99         $ 35.26
2006 ........................         1              9,749               1.7%           $ 35.21         $ 38.02
2007 AND THEREAFTER .........        10            276,259              47.9%                --              --
                                     --            -------             -----
TOTAL .......................        32            577,396             100.0%
                                     ==            =======             =====

INDUSTRIAL PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        15             307,259              6.3%            $ 5.89          $ 7.36
2002 ........................        28             246,504              5.0%            $ 6.47          $ 7.32
2003 ........................        28             733,434             14.9%            $ 5.35          $ 6.26
2004 ........................        33             623,753             12.7%            $ 6.25          $ 7.32
2005 ........................        22             427,994              8.7%            $ 5.93          $ 7.97
2006 ........................        33             888,693             18.1%            $ 6.36          $ 7.81
2007 AND THEREAFTER .........        38           1,680,440             34.3%                --              --
                                     --          ----------            -----
TOTAL .......................       197           4,908,077            100.0%
                                    ===          ==========            =====

RESEARCH AND DEVELOPMENT PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         6             286,946             22.0%           $  5.53         $  6.94
2002 ........................         3             118,620              9.1%           $ 10.19         $ 11.82
2003 ........................         4              37,938              2.9%           $  9.20         $ 10.15
2004 ........................         9              99,218              7.6%           $ 13.86         $ 15.02
2005 ........................         4             357,440             27.4%           $  8.24         $ 10.76
2006 ........................         6              90,217              6.9%           $ 17.36         $ 20.07
2007 AND THEREAFTER .........        14             314,417             24.1%                --              --
                                     --             -------            -----
TOTAL .......................        46           1,304,796            100.0%
                                     ==           =========            =====

WESTCHESTER OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        16              56,421              1.8%           $ 21.55         $ 24.01
2002 ........................        48             419,902             13.7%           $ 21.18         $ 21.51
2003 ........................        44             246,101              8.0%           $ 21.76         $ 22.80
2004 ........................        31             172,746              5.6%           $ 21.12         $ 22.06
2005 ........................        50             389,628             12.7%           $ 24.98         $ 25.29
2006 ........................        31             692,851             22.6%           $ 22.76         $ 24.70
2007 AND THEREAFTER .........        41           1,086,508             35.6%                --              --
                                     --           ---------            -----
TOTAL .......................       261           3,064,157            100.0%
                                    ===           =========            =====

STAMFORD OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        19              44,758              4.2%           $ 19.99         $ 22.03
2002 ........................        18              84,104              8.0%           $ 27.53         $ 28.30
2003 ........................        17             120,969             11.4%           $ 31.07         $ 31.75
2004 ........................        21             228,220             21.6%           $ 22.01         $ 22.81
2005 ........................        26             122,242             11.6%           $ 26.66         $ 28.62
2006 ........................        19             273,947             25.9%           $ 25.53         $ 25.15
2007 AND THEREAFTER .........        16             182,285             17.3%                --              --
                                     --             -------            -----
TOTAL .......................       136           1,056,525            100.0%
                                    ===           =========            =====

NEW JERSEY OFFICE PROPERTIES:




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................        10             158,351              8.2%           $ 17.36         $ 17.63
2002 ........................        19             144,155              7.4%           $ 20.20         $ 20.99
2003 ........................        17             307,840             15.8%           $ 18.86         $ 18.94
2004 ........................        29             227,106             11.7%           $ 22.59         $ 23.44
2005 ........................        24             279,093             14.4%           $ 23.09         $ 23.79
2006 ........................        14             150,607              7.8%           $ 24.52         $ 25.75
2007 AND THEREAFTER .........        18             675,409             34.7%                --              --
                                     --             -------            -----
TOTAL .......................       131           1,942,561            100.0%
                                    ===           =========            =====

NEW YORK CITY OFFICE




           YEAR OF                             TOTAL RENTABLE        % OF TOTAL            PER             PER
            LEASE                  NUMBER        SQUARE FEET      RENTABLE SQUARE      SQUARE FOOT     SQUARE FOOT
          EXPIRATION             OF LEASES        EXPIRING         FEET EXPIRING      S/L RENT (1)      RENT (2)
-----------------------------   -----------   ----------------   -----------------   --------------   ------------
2001 ........................         9              60,261              1.8%           $ 32.00         $ 32.91
2002 ........................        20             189,578              5.6%           $ 32.57         $ 33.52
2003 ........................         7             115,726              3.4%           $ 31.89         $ 32.68
2004 ........................        19             218,239              6.4%           $ 36.46         $ 39.35
2005 ........................        38             446,810             13.2%           $ 36.04         $ 37.80
2006 ........................        48             343,182             10.1%           $ 30.00         $ 31.17
2007 AND THEREAFTER .........        71           2,014,494             59.5%                --              --
                                     --           ---------            -----
TOTAL .......................       212           3,388,290            100.0%
                                    ===           =========            =====

----------------
(1) Per square foot rental rate represents annualized straight line rent as of the lease expiration date.
(2) Per square foot rental rate represents annualized base rent as of the lease expiration date plus non-recoverable operating expense pass-throughs.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings -- None
Item 2. Changes in Securities and use of proceeds

     On April 2, 2001, the Registrant issued 305,706 common units of limited partnership interest to two limited partners in exchange for approximately 7,785 preferred units of limited partnership interest, with a liquidation preference value of approximately $7.8 million. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     During the three months ended June 30, 2001, the Registrant issued 352,878 common units of general partnership interest for an equal number of common units of limited partnership interest. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On May 31, 2001, in connection with Crescent's conversion of its $85 million preferred equity investment in Metropolitan, the Operating Partnership issued 3,453,881 common units of general partnership interest. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities -- None
Item 4. Submission of Matters to a Vote of Securities Holders -- None
Item 5. Other information -- None
Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits:



    10.1 Loan Agreement dated as of June 1, 2001 between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender.
    10.2  Loan Agreement dated as of July 18, 2001 between Metropolitan 919 3rd
          Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender.

      b) During the three months ended March 31, 2001, the Registrant filed the following reports on Form 8-K:

     On May 3, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its first quarter presentation in satisfaction of the requirements of Regulation FD.

     On May 4, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended March 31, 2001 in satisfaction of the requirements of Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


RECKSON OPERATING PARTNERSHIP, L.P.
BY: RECKSON ASSOCIATES REALTY CORP., ITS GENERAL PARTNER




By:    \s\ Scott H. Rechler              By:     /s/ Michael Maturo
 ----------------------------------      -----------------------------------
Scott H. Rechler, Co-Chief Executive     Michael Maturo, Executive Vice President,
 Officer and President                   Treasurer and Chief Financial Officer

DATE: August 13, 2001