Form 10-Q
period 2001-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2001-11-14
CIK 930810

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER: 1-13762




                      RECKSON OPERATING PARTNERSHIP, L. P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



DELAWARE                                                                                 11-3233647
--------                                                                                 ----------
(STATE OTHER JURISDICTION OF INCORPORATION OF ORGANIZATION)   (IRS. EMPLOYER IDENTIFICATION NUMBER)



225 BROADHOLLOW ROAD, MELVILLE, NY                                         11747
----------------------------------                                         -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                               (ZIP CODE)




                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
                  ---------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES X NO__, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO__.





================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



     INDEX                                                                                                          PAGE
     -----------------------------------------------------------------------------------------------------------------------
     PART I.  FINANCIAL INFORMATION
     -----------------------------------------------------------------------------------------------------------------------
     Item 1.          Financial Statements

                      Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
                      December 31, 2000..............................................................................2

                      Consolidated Statements of Operations for the three and nine months ended
                      September 30, 2001 and 2000 (unaudited)........................................................3

                      Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 2001 and 2000 (unaudited)........................................................4

                      Notes to the Consolidated Financial Statements (unaudited).....................................5

     Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........12

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk....................................20

     -----------------------------------------------------------------------------------------------------------------------
     PART II. OTHER INFORMATION
     -----------------------------------------------------------------------------------------------------------------------
     Item 1.          Legal Proceeding...............................................................................27
     Item 2.          Changes in Securities and Use of Proceeds......................................................27
     Item 3.          Defaults Upon Senior Securities................................................................27
     Item 4.          Submission of Matters to a Vote of Securities Holders..........................................27
     Item 5.          Other Information..............................................................................27
     Item 6.          Exhibits and Reports on Form 8-K...............................................................27
     -----------------------------------------------------------------------------------------------------------------------
       SIGNATURES....................................................................................................27
     -----------------------------------------------------------------------------------------------------------------------


   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS


                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                 September 30, 2001
 ASSETS                                                                             (unaudited)             December 31, 2000
                                                                               -----------------------   ----------------------
 Commercial real estate properties, at cost

      Land..................................................................            $     389,186             $    396,482
      Buildings and improvements............................................                2,281,906                2,219,448
 Developments in progress:
      Land..................................................................                   68,734                   60,918
      Development costs.....................................................                   74,198                   93,759
 Furniture, fixtures and equipment..........................................                    7,418                    7,138
                                                                               -----------------------   ----------------------
                                                                                            2,821,442                2,777,745
      Less accumulated depreciation.........................................                (346,315)                (288,479)
                                                                               -----------------------   ----------------------
                                                                                            2,475,127                2,489,266
 Investments in real estate joint ventures..................................                    5,663                    5,348
 Investment in mortgage notes and notes receivable..........................                   55,721                   58,220
 Cash and cash equivalents..................................................                   37,675                   16,624
 Tenant receivables.........................................................                   10,065                   11,511
 Investments in service companies and affiliate loans and joint ventures....                   85,184                  218,779
 Deferred rents receivable..................................................                   96,773                   67,930
 Prepaid expenses and other assets..........................................                   31,890                   68,759
 Contract and land deposits and pre-acquisition costs.......................                    3,481                    1,676
 Deferred lease and loan costs .............................................                   63,622                   61,681
                                                                               -----------------------   ----------------------
      TOTAL ASSETS..........................................................            $   2,865,201             $  2,999,794
                                                                               =======================   ======================

 LIABILITIES
 Mortgage notes payable.....................................................            $     762,526             $    728,971
 Unsecured credit facility..................................................                  246,600                  216,600
 Senior unsecured notes.....................................................                  449,443                  449,385
 Accrued expenses and other liabilities.....................................                   71,353                   93,520
 Distributions payable......................................................                   32,952                   28,801
                                                                               -----------------------   ----------------------
      Total Liabilities.....................................................                1,562,874                1,517,277
                                                                               -----------------------   ----------------------
 Commitments and other comments.............................................                       --                       --
 Minority interests' in consolidated partnerships...........................                  140,845                  226,350
                                                                               -----------------------   ----------------------

 PARTNERS' CAPITAL
 Preferred Capital, 11,222,965 and 11,234,518 units outstanding,
 respectively...............................................................                  301,573                  313,126
 General Partners' Capital:
   Class A common units, 49,806,885  and 45,352,286 units outstanding,
    respectively............................................................                  546,206                  575,570
   Class B common units, 10,283,513 units outstanding.......................                  230,563                  270,118
 Limited Partners' Capital:
    Class A common units, 7,638,043 and 7,694,642
       units outstanding, respectively......................................                   83,140                   97,353
                                                                               -----------------------   ----------------------
    Total Partners' Capital.................................................                1,161,482                1,256,167
                                                                               -----------------------   ----------------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL...............................            $   2,865,201             $  2,999,794
                                                                               =======================   ======================





                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)



                                                                          Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     ----------------------------- ----------------------------
                                                                          2001           2000           2001          2000
                                                                     --------------- ------------- -------------- -------------
REVENUES:
Base rents...................................................           $   111,394   $   100,854    $   330,072    $   291,353
Tenant escalations and reimbursements........................                15,328        14,900         45,438         40,730
Equity in earnings of real estate joint ventures and
service companies............................................                   505           706          1,704          3,893
Interest income on mortgage notes and notes receivable.......                 1,584         1,901          4,651          6,377
Gain on sales of real estate.................................                   972        15,206            972         21,868
Investment and other income..................................                 3,244         6,727         13,448         19,178
                                                                     --------------- ------------- -------------- -------------
     Total Revenues..........................................               133,027       140,294        396,285        383,399
                                                                     --------------- ------------- -------------- -------------

EXPENSES:
Property operating expenses..................................                44,231        41,255        126,099        115,778
Marketing, general and administrative........................                 6,703         6,097         20,540         18,746
Interest.....................................................                23,505        24,651         70,693         72,667
Depreciation and amortization................................                26,528        24,083         77,221         67,520
                                                                     --------------- ------------- -------------- -------------
     Total Expenses..........................................               100,967        96,086        294,553        274,711
                                                                     --------------- ------------- -------------- -------------
Income before distributions to preferred unit holders,
  minority interests, valuation reserves on investments in
  affiliate loans and joint ventures and extraordinary loss..                32,060        44,208        101,732        108,688
Minority partners' interests in consolidated partnerships....                (3,065)       (1,874)       (12,885)        (5,773)
Valuation reserves on investments in affiliate loans and
  joint ventures.............................................              (163,000)           --       (163,000)            --
                                                                     --------------- ------------- -------------- -------------
Income (loss) before extraordinary loss and distributions to
      preferred unitholders..................................              (134,005)       42,334        (74,153)       102,915
Extraordinary loss on extinguishment of debts................                (2,898)       (1,571)        (2,898)        (1,571)
                                                                     --------------- ------------- -------------- -------------
Net income (loss)............................................              (136,903)       40,763        (77,051)       101,344
Preferred unit distributions.................................                (5,996)       (6,085)       (18,009)       (21,927)
                                                                     --------------- ------------- -------------- -------------
Net income (loss)  available to common unit holders..........           $  (142,899)  $    34,678    $   (95,060)   $    79,417
                                                                     =============== ============= ============== =============
Net Income (loss) available to:

     Class A common units....................................           $  (112,159)  $    26,628    $   (74,859)   $    60,497
     Class B common units....................................               (30,740)        8,050        (20,201)        18,920
                                                                     --------------- ------------- -------------- -------------
Total........................................................           $  (142,899)  $    34,678    $   (95,060)   $    79,417
                                                                     =============== ============= ============== =============

Net income (loss) per weighted average common units:
   Class A common unit before extraordinary loss.............           $     (1.92)  $       .52    $     (1.32)   $      1.23
   Extraordinary loss per Class A common unit................                  (.04)         (.02)          (.04)          (.02)
                                                                     --------------- ------------- -------------- -------------
   Net income (loss) per weighted average Class A common
     unit....................................................           $     (1.96)  $       .50    $     (1.36)   $      1.21
                                                                     =============== ============= ============== =============
   Class B common unit before extraordinary loss.............           $     (2.93)  $       .82    $     (1.90)   $      1.88
   Extraordinary loss per Class B common unit................                  (.06)         (.04)          (.06)          (.04)
                                                                     --------------- ------------- -------------- -------------
   Net income (loss) per weighted average Class B common
     unit....................................................           $     (2.99)  $       .78    $     (1.96)   $      1.84
                                                                     =============== ============= ============== =============

Weighted average common units outstanding:
     Class A common units....................................            57,368,000    52,874,000     55,192,000     50,008,000
     Class B common units....................................            10,284,000    10,284,000     10,284,000     10,284,000




                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)



                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                          2001                 2000
                                                                                   -------------------  --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................        $      (77,051)     $        101,344

 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization..............................................                77,221                67,520
    Extraordinary loss on extinguishment of debts..............................                 2,898                 1,571
    Valuation reserves on investments in affiliate loans and joint ventures....               163,000                    --
    Gain on sales of real estate...............................................                  (972)              (21,868)
    Minority partners' interests in consolidated partnerships..................                12,885                 5,773
    Equity in earnings of real estate joint ventures and service companies.....                (1,704)               (3,893)

 Changes in operating assets and liabilities:
    Prepaid expenses and other assets..........................................                13,166                (7,455)
    Tenant receivables.........................................................                 1,446                   438
    Deferred rents receivable..................................................               (28,843)              (21,778)
    Real estate tax escrows....................................................                (2,037)                2,112
    Accrued expenses and other liabilities.....................................               (20,895)               (2,350)
                                                                                   -------------------  --------------------
    Net cash provided by operating activities..................................               139,114               121,414
                                                                                   -------------------  --------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of commercial real estate properties.............................                    --              (184,613)
    Increase in contract deposits and pre-acquisition costs....................                (2,897)              (11,893)
    Proceeds from mortgage note receivable repayments..........................                 2,949                 5,213
    Proceeds from sales of real estate and mortgage redemption.................                73,550                42,594
    Additions to commercial real estate properties.............................              (121,703)              (32,772)
    Additions to developments in progress......................................                (3,606)              (11,668)
    Payment of leasing costs...................................................                (6,264)              (15,465)
    Additions to furniture, fixtures and equipment.............................                  (324)                 (707)
    Distribution from a real estate joint venture..............................                    --                   312
    Investments in affiliate joint ventures....................................               (25,056)               (7,450)
                                                                                   -------------------  --------------------
     Net cash used in investing activities.....................................               (83,351)             (216,449)
                                                                                   -------------------  --------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on secured borrowings...................................              (291,445)              (25,518)
    Proceeds from redemption of KTR preferred securities.......................                35,700                19,903
    Payment of loan costs......................................................                (5,944)               (7,643)
    Increase in investments in affiliate loans and service companies...........               (13,878)               (6,729)
    Proceeds from secured borrowings...........................................               325,000                97,163
    Proceeds from of unsecured credit facility.................................               128,000               659,600
    Repayment of unsecured credit facility and term loan.......................               (98,000)             (669,600)
    Contributions by minority partners in consolidated partnerships............                    --               135,975
    Contributions..............................................................                 1,790                 3,999
    Distributions .............................................................              (102,545)              (95,662)
    Distributions to minority partners in consolidated partnerships............               (13,390)               (6,893)
                                                                                   -------------------  --------------------
 Net cash provided by (used in) financing activities...........................               (34,712)              104,595
                                                                                   -------------------  --------------------
 Net increase in cash and cash equivalents.....................................                21,051                 9,560
 Cash and cash equivalents at beginning of period..............................                16,624                21,122
                                                                                   -------------------  --------------------
 Cash and cash equivalents at end of period....................................          $     37,675      $         30,682
                                                                                   ===================  ====================






                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


1.   ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self-administered and self-managed Real Estate Investment Trust ("REIT").

     During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. The Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling approximately 1.6 million square feet and one Class A office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside the Tri-State Area. All of the assets acquired in the merger located outside the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

2.       BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at September 30, 2001 and December 31, 2000 and the results of their operations for the three and nine months ended September 30, 2001 and 2000, respectively and, their cash flows for the nine months ended September 30, 2001 and 2000, respectively. The Operating Partnership's investments in Omni Partners, L. P. ("Omni"), the Tri-State JV and certain joint venture properties are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The operating results of the service companies currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc., and Reckson Construction Group, Inc., are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest, such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at September 30, 2001 represent a 49% interest in the Tri-State JV and a 40% interest in Omni.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2000.

Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the fair value of the Operating Partnership's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Operating Partnership's derivatives equaled approximately $3.7 million and was reflected in other assets and OCI on the Operating Partnership's balance sheet. On July 18, 2001, the mortgage note payable which these derivatives relate to was funded (see Note 3) and their fair value at that time was approximately $676,000 less than their carrying value. This amount is being amortized to interest expense over the term of the mortgage note to which it relates.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   MORTGAGE NOTES PAYABLE

As of September 30, 2001, the Operating Partnership had approximately $762.5 million of fixed rate mortgage notes which mature at various times between 2002 and 2027. The notes are secured by 23 properties and have a weighted average interest rate of approximately 7.3%.

On June 1, 2001, the Operating Partnership refinanced a $70 million variable rate mortgage note, which secured the property located at 1350 Avenue of the Americas, with a five year, $75 million fixed rate mortgage note which bears interest at 6.52% per annum. Net proceeds of approximately $3.4 million were used for working capital purposes.

On July 18, 2001, the Operating Partnership refinanced a $200 million variable rate mortgage note, which secured the property located at 919 Third Avenue, with a ten year, $250 million fixed rate mortgage note which bears interest at 6.867% per annum. As a result, certain deferred loan costs incurred in connection with the existing mortgage note were written off. Such amount is reflected as an extraordinary loss in the accompanying consolidated statements of operations. Net proceeds of approximately $47 million were used primarily to repay maturing fixed rate debt and the Operating Partnership's unsecured credit facility.

On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million, which was secured by the property located at 50 Charles Lindbergh Blvd., Mitchel Field, NY.

On October 30, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $6.4 million, which was secured by the property located at 200 Broadhollow Road, Melville, NY.

4.   SENIOR UNSECURED NOTES

     As of September 30, 2001, the Operating Partnership had outstanding approximately $449.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                                        FACE
                 ISSUANCE              AMOUNT              COUPON RATE             TERM               MATURITY
           --------------------- --------------------   ------------------  ----------------- -------------------
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

5.   UNSECURED CREDIT FACILITY

     As of September 30, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $328.4 million (of which, approximately $38.8 million has been allocated for outstanding undrawn letters of credit).

6.   COMMERCIAL REAL ESTATE INVESTMENTS

     As of September 30, 2001, the Operating Partnership owned and operated 78 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 13.9 million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 271 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately 2.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

     On September 28, 2000, the Operating Partnership formed the Tri-State JV with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

     During the three months ended September 30, 2001, the Operating Partnership sold four office properties aggregating approximately 580,000 square feet and one 26,000 square foot industrial property for approximately $73.6 million. In addition, the Operating Partnership sold its preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales, the Operating Partnership realized a net gain of approximately $972,000. Net proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

7.   PARTNERS' CAPITAL

     During the nine months ended September 30, 2001, approximately 11,553 preferred units of the limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 Units at an average price of $25.32 per Unit. In addition, the Company increased its general partner interest in the Operating Partnership by acquiring 509,545 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     The Operating Partnership currently has issued and outstanding 10,283,513 Class B common units, all of which are held by the Company. The Class B common units currently receive an annual distribution of $2.5968 per unit, which is subject to adjustment annually.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     Metropolitan is 100% owned by the Company; a minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 30, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result, the Operating Partnership issued 3,453,881 Class A common units to the Company.

      During September 2001, the Operating Partnership declared the following distributions:



                                                      RECORD                PAYMENT               THREE MONTHS         ANNUALIZED
     SECURITY                   DISTRIBUTION           DATE                  DATE                    ENDED            DISTRIBUTION
     --------                   ------------          ------                -------               ------------        ------------
Class A common unit                $.4246        October 5, 2001       October 17, 2001        September 30, 2001        $1.6984
Class B common unit                $.6492        October 12, 2001      October 31, 2001        October 31, 2001          $2.5968
Series A preferred unit            $.4766        October 12, 2001      October 31, 2001        October 31, 2001          $1.9063
Series E preferred unit            $.553125      October 12, 2001      October 31, 2001        October 31, 2001          $2.2125



     As of September 30, 2001 in conjunction with the Company's common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B common unit and 16,704 Class A common units at an average price of $22.01 per Class A common unit for an aggregate purchase price of approximately $30.7 million.

     Net income (loss) per common partnership unit is determined by allocating net income (loss) after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners' based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

     Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION  (in thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                              -----------------------------
                                                                                                  2001            2000
                                                                                              ------------     ------------
       Cash paid during the period for interest..........................................     $   87,932       $    88,290
                                                                                              ==========       ===========
       Interest capitalized during the period ...........................................     $    7,764       $     8,447
                                                                                              ==========       ===========

9.   SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Operating Partnership has managing directors who report directly to the Co-Presidents and Chief Financial Officer of the Company who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

In addition, the Operating Partnership does not consider (i) interest incurred on its Credit Facility, term loan and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

         The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended September 30, 2001 and 2000 (in thousands):


                                                                         THREE MONTHS ENDED
                            --------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30, 2001                                 SEPTEMBER 30, 2000
                            --------------------------------------------------------------------------------------------------------
                                                                  CONSOLIDATED                                         CONSOLIDATED
                             CORE PORTFOLIO        OTHER             TOTALS        CORE PORTFOLIO        OTHER            TOTALS
                            ----------------- ---------------- ----------------- ---------------- ----------------------------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements .......    $  124,544        $    2,178       $  126,722         $  113,546       $    2,208        $  115,754
Equity in earnings of
  real estate joint
  ventures and service
  companies ............            --               505              505                 --              706               706
Other income (loss) ....         6,714              (914)           5,800                191           23,643            23,834
                            ----------        ----------       ----------         ----------       ----------        ----------
  Total Revenues .......       131,258             1,769          133,027            113,737           26,557           140,294
                            ----------        ----------       ----------         ----------       ----------        ----------

EXPENSES:
Property  operating
  expenses .............        43,320               911           44,231             40,799              589            41,388
Marketing, general
  and administrative ...         5,583             1,120            6,703              5,272              692             5,964
Interest ...............        13,033            10,472           23,505              9,623           15,028            24,651
Depreciation and
  amortization .........        24,393             2,135           26,528             21,282            2,801            24,083
                            ----------        ----------       ----------         ----------       ----------        ----------
    Total Expenses .....        86,329            14,638          100,967             76,976           19,110            96,086
                            ----------        ----------       ----------         ----------       ----------        ----------
Income (loss) before
  distributions to
  preferred unitholders,
  minority interests,
  valuation reserves
  and extraordinary
  loss .................    $   44,929        $  (12,869)      $   32,060         $   36,761       $    7,447        $   44,208
                            ==========        ==========       ==========         ==========       ==========        ==========
Total Assets ...........    $2,631,077        $  234,124       $2,865,201         $2,547,701       $  397,523        $2,945,224
                            ==========        ==========       ==========         ==========       ==========        ==========


     The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the nine months ended September 30, 2001 and 2000 (in thousands):



                                                                         NINE MONTHS ENDED
                            --------------------------------------------------------------------------------------------------------
                                              SEPTEMBER 30, 2001                                SEPTEMBER 30, 2000
                            --------------------------------------------------------------------------------------------------------
                                                                  CONSOLIDATED                                         CONSOLIDATED
                             CORE PORTFOLIO        OTHER             TOTALS        CORE PORTFOLIO        OTHER            TOTALS
                            ---------------- -------------- ------------------- ----------------- ------------------ ---------------

REVENUES:
Base rents, tenant
  escalations and
  reimbursements..........  $  368,296        $    7,214       $   375,510        $   325,218      $   6,865         $ 332,083
Equity in earnings of
  real estate joint
  ventures and service
  companies...............          --             1,704             1,704                 --          3,893             3,893
Other income..............       9,192             9,879            19,071                855         46,568            47,423
                            ----------        ----------       -----------        -----------      ---------         ---------
  Total Revenues..........     377,488            18,797           396,285            326,073         57,326           383,399
                            ----------        ----------       -----------        -----------      ---------         ---------

EXPENSES:
Property  operating
  expenses.................    123,754             2,345           126,099            114,368          1,815           116,183
Marketing, general
  and administrative.......     15,653             4,887            20,540             15,029          3,312            18,341
Interest...................     38,088            32,605            70,693             28,218         44,449            72,667
Depreciation and
  amortization.............     71,024             6,197            77,221             60,670          6,850            67,520
                            ----------        ----------       -----------        -----------      ---------         ---------
    Total Expenses.........    248,519            46,034           294,553            218,285         56,426           274,711
                            ----------        ----------       -----------        -----------      ---------         ---------
Income (loss) before
  distributions to
  preferred unitholders,
  minority interests,
  valuation reserves
  and extraordinary loss... $  128,969        $  (27,237)      $   101,732        $   107,788      $     900         $ 108,688
                            ==========        ==========       ===========        ===========      =========         =========



10.    INVESTMENTS IN AFFILIATE LOANS AND JOINT VENTURES

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies generally outside of the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of September 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2001, interest accrued (net of reserves) under the FrontLine Facility and RSVP Facility was approximately $ 19.6 million.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. At September 30, 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition. Based on the Company's assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company has included in its consolidated statements of operations for the three and nine months ended September 30, 2001, a $163 million valuation reserve charge, inclusive of costs, relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has also discontinued the accrual of interest income with respect to the FrontLine Loans.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the accompanying balance sheet.

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L. P. (the "Operating Partnership") and related notes.

    The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

OVERVIEW AND BACKGROUND

    The Operating Partnership, which commenced operations on June 2, 1995, is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings, and also owns certain undeveloped land located in the New York tri-state area (the "Tri-State Area"). Reckson Associates Realty Corp. (the "Company"), is a self-administered and self-managed Real Estate Investment Trust ("REIT"), and serves as the sole general partner in the Operating Partnership.

    As of September 30, 2001, the Operating Partnership owned and operated 78 office properties (inclusive of ten office properties which are owned through joint ventures) comprising approximately 13.9 million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area. The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and approximately 271 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately
2.4 million square feet of office space and approximately 224,000 square feet of industrial space. The Operating Partnership also has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, New York and $36.5 million under three notes which are secured by a minority partners' preferred interest in the Operating Partnership.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies generally outside of the Company's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. As of September 30, 2001, the Company had advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2001, interest accrued (net of reserves) under the FrontLine Facility and RSVP Facility was approximately $ 19.6 million.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. At September 30, 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition. Based on the Company's assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company has included in its consolidated statements of operations for the three and nine months ended September 30, 2001, a $163 million valuation reserve charge, inclusive of costs, relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has also discontinued the accrual of interest income with respect to the FrontLine Loans.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the accompanying balance sheet.

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws.

     During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Tower Realty Trust, Inc. ("Tower"). On May 24, 1999 the Company completed the merger with Tower and acquired three Class A office properties located in New York City totaling approximately 1.6 million square feet and one Class A office property located on Long Island totaling approximately 101,000 square feet. In addition, pursuant to the merger, the Company also acquired certain office properties, a property under development and land located outside the Tri-State Area. All of the assets acquired in the merger located outside the Tri-State Area, other than a 357,000 square foot office property located in Orlando, Florida, have been sold.

     On September 28, 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association and contributed eight Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV in exchange for approximately $136 million and a 51% majority ownership interest in the Tri-State JV.

    The market capitalization of the Operating Partnership at September 30, 2001 was approximately $3.4 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units, and (iii) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at September 30, 2001. As a result, the Operating Partnership's total debt to total market capitalization ratio at September 30, 2001 equaled approximately 42.4%.

RESULTS OF OPERATIONS

Three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

The Operating Partnership's total revenues decreased by $7.3 million or 5.2% for the three months ended September 30, 2001 as compared to the 2000 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $11.0 million or 9.5% for the three months ended September 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $7.9 million. In addition, $3.9 million of the increase was generated by lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues was offset by $1.9 million of revenues from properties that were sold during the three months ended September 30, 2001. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $9.7 million for the three months ended September 30, 2001 as compared to $12.2 million for the 2000 period. Included in the $9.7 million straight-line rent adjustment is $5.9 million attributable to 919 Third Avenue as compared to $8.2 million for the 2000 period. This amount is primarily attributable to the free rent period, which is effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $18.2 million or 74.3% for the three months ended September 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $15.2 million in gain on sales of real estate recognized in the 2000 period as compared to $972,000 recognized in the 2001 period. In addition, this decrease includes $4.5 million of interest income accrued during the 2000 period relating to the FrontLine Loans with no such comparable accrual for the 2001 period.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $3.0 million or 7.2% for the three months ended September 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $1.8 million in our "same-store" properties of which $1.2 million is attributable to an increase in real estate taxes. Additionally, there were increased expenses of $950,000 due to higher occupancy levels at our developed and redeveloped properties.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 2001 and 2000 were 65.1% and 64.4%, respectively. The increase in Gross Operating Margins is primarily attributable to an increase in rental rates.

Marketing, general and administrative expenses increased by approximately $606,000 for the three months ended September 30, 2001 as compared to the 2000 period. The increase was primarily attributable to increased costs related to marketing the Operating Partnership in its Tri-State Area markets and amortization of deferred compensation costs. Marketing, general and administrative expenses, as a percentage of total revenues, excluding gain on sales of real estate, were 5.1% for the three months ended September 30, 2001 as compared to 4.9% for the 2000 period.

Interest expense decreased by approximately $1.1 million for the three months ended September 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates.

Income (loss) before extraordinary loss and distributions to preferred unitholders decreased by approximately $176.3 million for the three months ended September 30, 2001 as compared to the 2000 period. The decrease is primarily attributable to the $163 million valuation reserve on investment in affiliate loans and joint ventures as further described in Overview and Background.

Nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

The Operating Partnership's total revenues increased by $12.9 million or 3.4% for the nine months ended September 30, 2001 as compared to the 2000 period. Property Operating Revenues increased by $43.4 million or 13.1% for the nine months ended September 30, 2001 as compared to the 2000 period. The increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $20.1 million. In addition, $10.1 million of the increase was generated by lease up of newly developed and redeveloped properties. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $31.7 million for the nine months ended September 30, 2001 as compared to $25.0 million for the 2000 period. Included in the $31.7 million straight-line rent adjustment is $20.3 million attributable to 919 Third Avenue, as compared to $13.6 million for the 2000 period. This amount is primarily attributable to the free rent period, which is effective through February 28, 2002 contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $30.5 million or 59.5% for the nine months ended September 30, 2001 as compared to the 2000 period. This decrease is primarily attributable to $21.9 million in gain on sales of real estate recognized in the 2000 period as compared to $972,000 recognized in the 2001 period. In addition, this decrease includes $13.0 million of interest income accrued during the 2000 period relating to the FrontLine Loans as compared to $6.1 million for the 2001 period.

Property Expenses increased by $10.3 million or 8.9% for the nine months ended September 30, 2001 as compared to the 2000 period. This increase is primarily due to an increase of $6.0 million in our "same store" properties which consists of a $3.2 million increase in property operating expenses and a $2.8 million increase in real estate taxes. Additionally, there were increased expenses of $2.4 million due to higher occupancy levels at our developed and redeveloped properties.

Gross Operating Margins for the nine months ended September 30, 2001 and 2000 were 66.4% and 65.1%, respectively. The increase in Gross Operating Margins is primarily attributable to an increase in rental rates.

Marketing general and administrative expenses increased by $1.8 million for the nine months ended September 30, 2001 as compared to the 2000 period. The increase was primarily attributable to legal and professional fees incurred in connection with certain cancelled acquisition transactions, increases in certain tenant and community relation costs and amortization of deferred compensation costs. Marketing general and administrative expenses, as a percentage of total revenues, excluding gain on sales of real estate, were 5.2% for the nine months ended September 30, 2001 as compared to 5.2% for the 2000 period.

Interest expense decreased by approximately $2.0 million for the nine months ended September 30, 2001 as compared to the 2000 period. The decrease was primarily attributable to a decrease in interest expense on the Company's variable rate debt due to lower interest rates.

Income (loss) before extraordinary loss and distributions to preferred unitholders decreased by approximately $177.1 million for the nine months ended September 30, 2001 as compared to the 2000 period. The decrease is primarily attributable to the $163 million valuation reserve on investment in affiliate loans and joint ventures as further described in Overview and Background.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

   The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $328.4 million (of which, approximately $38.8 million has been allocated for outstanding undrawn letters of credit).

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

   On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of 919 Third Avenue. In addition, on October 30, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $6.4 million through a draw under the Operating Partnership's Credit Facility.

   During the nine months ended September 30, 2001, approximately 11,553 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 common units of limited partnership interest ("Units") at an average price of $25.32 per Unit. In addition, the Company increased its general parnter interest in the Operating Partnership by acquiring 509,545 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

   During the three months ended September 30, 2001, the Operating Partnership sold four office properties aggregating approximately 580,000 square feet and one 26,000 square foot industrial property for approximately $73.6 million. In addition, the Operating Partnership sold its preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales, the Operating Partnership realized a net gain of approximately $972,000. Net proceeds from the sales were used primarily to repay borrowings under the Credit Facility.

   On May 31, 2001, a minority partner converted its $85 million preferred equity investment in Metropolitan into 3,453,881 shares of the Company's Class A common stock. As a result, the Operating Partnership issued 3,453,881 Class A common units to the Company.

   The Operating Partnership currently has issued and outstanding 10,283,513 Class B common units, all of which are held by the Company. The Class B common units currently receive an annual distribution of $2.5968 per unit, which is subject to adjustment annually.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

     As of September 30, 2001, in conjunction with the Company's common stock buy back program, the Operating Partnership had purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B common unit and 16,704 Class A common units at an average purchase price of $22.01 per Class A common unit for an aggregate purchase price of approximately $30.7 million.

     The Operating Partnership's indebtedness at September 30, 2001 totaled approximately 1.4 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $246.6 million outstanding under the Credit Facility, approximately $449.4 million of senior unsecured notes and approximately $748.4 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.4 billion at September 30, 2001 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.4 billion of debt), the Operating
Partnership's debt represented approximately 42.4% of its total market capitalization.

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

     The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership whose general partner is an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States ("GAAP") and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three and nine months ended September 30, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):



                                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                                          -----------------------           -----------------------
                                                                             2001         2000                 2001         2000
                                                                          ----------   ----------           ----------   ----------
Income (loss) before extradordinary loss..............................    $ (140,001)  $   36,249           $  (92,162)  $   80,988

Less:
  Extraordinary loss..................................................         2,898        1,571                2,898        1,571
                                                                          ----------   ----------           ----------   ----------
Net income (loss) available to common unit holders....................      (142,899)      34,678              (95,060)      79,417
Adjustment for Funds From Operations:
Add
  Real estate depreciation and amortization...........................        26,340       23,632               76,055       66,184
  Minority partners' interests in consolidated partnerships...........         3,065        1,874               12,885        5,773
  Valuation reserves on investments in affiliate loans and joint
   ventures...........................................................       163,000           --              163,000           --
  Extraordinary loss..................................................         2,898        1,571                2,898        1,571
Less:
  Gain on sales of real estate........................................           972       15,206                  972       21,868
  Amounts distributable to minority partners in consolidated
   partnerships.......................................................         4,206        2,247               15,010        6,764
                                                                          ----------   ----------           ----------   ----------
Funds From Operations.................................................    $   47,226   $   44,302           $  143,796   $  124,313
                                                                          ==========   ==========           ==========   ==========
Weighted average units outstanding....................................        67,651       63,157               65,476       60,293
                                                                          ==========   ==========           ==========   ==========


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

     The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2001 (dollars in thousands):




                                         For The Year Ended December 31,
                          -------------------------------------------------------------
                            2001         2002         2003          2004         2005       Thereafter      Total(1)        FMV
                          ----------------------------------------------------------------------------------------------------------
Long term debt:
   Fixed rate...........  $ 2,629      $ 20,047     $ 12,550     $ 116,099     $ 33,004    $ 1,028,197    $1,212,526    $1,231,866
   Weighted average
      Interest rate.....     7.55%         7.65%        7.50%         7.47%        6.92%          7.35%         7.35%
   Variable rate........  $    --      $     --     $246,600     $      --     $     --    $        --     $ 246,600    $  246,600
   Weighted average
      interest rate.....       --            --         4.56%           --           --             --          4.56%

(1) Includes unamortized issuance discounts of $557,000 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.5 million annual increase in interest expense based on approximately $246.6 million of variable rate debt outstanding at September 30, 2001.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2001 (dollars in thousands):




                                        For the Year Ended December 31,
                         ----------------------------------------------------------------
                             2001        2002          2003          2004          2005       Thereafter     Total (2)      FMV
                         -----------------------------------------------------------------------------------------------------------
Mortgage notes and
notes receivable:
    Fixed rate...........    $   4     $  1,165       $    --       $ 36,500      $    --       $ 16,990     $ 54,659    $ 55,974
    Weighted average
      interest rate......     9.00%        9.00%           --         10.23%           --          11.87%       10.71%


(2)      Excludes interest receivables aggregating approximately $1,062,000.

-------------------------------------------------------------------------------
NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS


     The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnerships' office and industrial properties for the nine month period ended September 30, 2001 and the historical average of such capital expenditures, tenant improvements and leasing commissions for the years 1997 through 2000.

------------------------------------------------------------------------------------------------------------------------------------
                                       NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Nine Months
                                                                                                    1997-2000        Ended
                                                   1997        1998        1999          2000        average   September 30, 2001
                                            ------------- ------------- ----------- ----------- --------------- ---------------
              Suburban Office Properties
                 Total                          $1,108,675  $2,004,976   $2,298,899   $3,289,116   $2,175,417       $2,623,584
                 Per Square Foot                      0.22        0.23         0.23         0.33         0.25             0.26

              CBD Office Properties
                 Total                              N/A         N/A          N/A        $946,718     $946,718       $1,209,481
                 Per Square Foot                    N/A         N/A          N/A            0.38         0.38             0.34

              Industrial Properties
                 Total                            $733,233  $1,205,266    $1,048,688    $813,431     $950,155         $500,698
                 Per Square Foot                      0.15        0.12          0.11        0.11         0.12             0.08

------------------------------------------------------------------------------------------------------------------------------------
                                NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  1997-2000
                                          1997                1998               1999             2000             average
                                    --------------- -------------------- ---------------- ----------------- -----------------------
  Long Island Office Properties
    Tenant Improvements                $  784,044          $1,140,251          $1,009,357      $2,853,706         $1,466,840
    Per Square Foot Improved                 7.00                3.98                4.73            6.99               5.68
    Leasing Commissions                $  415,822          $  418,191          $  551,762      $2,208,604         $  898,595
    Per Square Foot Leased                   4.83                1.46                2.59            4.96               3.46
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    11.83          $     5.44          $     7.32      $    11.95         $     9.14
                                    =============== ==================== ================ ================= ========================

  Westchester Office Properties
    Tenant Improvements                $1,211,665          $  711,160          $1,316,611      $1,860,027         $1,274,866
    Per Square Foot Improved                 8.90                4.45                5.62            5.72               6.17
    Leasing Commissions                $  366,257          $  286,150          $  457,730      $  412,226         $  380,591
    Per Square Foot Leased                   2.69                1.79                1.96            3.00               2.36
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    11.59          $     6.24          $     7.58      $     8.72         $     8.53
                                    =============== ==================== ================ ================= ========================

  Connecticut Office Properties
    Tenant Improvements                $1,022,421          $  202,880          $  179,043      $  385,531         $  447,469
    Per Square Foot Improved                13.39                5.92                4.88            4.19               7.10
    Leasing Commissions                $  256,615          $  151,063          $  110,252      $  453,435         $  242,841
    Per Square Foot Leased                   3.36                4.41                3.00            4.92               3.92
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $    16.75          $    10.33          $     7.88      $     9.11         $    11.02
                                    =============== ==================== ================ ================= ========================

  New Jersey Office Properties
    Tenant Improvements                    N/A             $  654,877          $  454,054      $1,580,323         $  896,418
    Per Square Foot Improved               N/A                   3.78                2.29            6.71               4.26
    Leasing Commissions                    N/A             $  396,127          $  787,065      $1,031,950         $  738,381
    Per Square Foot Leased                 N/A                   2.08                3.96            4.44               3.49
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot                 N/A             $     5.86          $     6.25      $    11.15         $     7.75
                                    =============== ==================== ================ ================= ========================

  New York City Office Properties
    Tenant Improvements                    N/A                  N/A                 N/A        $   65,267         $   65,267
    Per Square Foot Improved               N/A                  N/A                 N/A              1.79               1.79
    Leasing Commissions                    N/A                  N/A                 N/A        $  418,185         $  418,185
    Per Square Foot Leased                 N/A                  N/A                 N/A             11.50              11.50
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot                 N/A                  N/A                 N/A        $    13.29         $    13.29
                                    =============== ==================== ================ ================= ========================

  Industrial Properties
    Tenant Improvements                $  230,466          $  283,842          $  375,646      $  650,216         $  385,043
    Per Square Foot Improved                 0.55                0.76                0.25            0.95               0.63
    Leasing Commissions                $   81,013          $  200,154          $  835,108      $  436,506         $  388,195
    Per Square Foot Leased                   0.19                0.44                0.56            0.64               0.46
                                    --------------- -------------------- ---------------- ----------------- ------------------------
     Total Per Square Foot             $     0.75          $     1.20          $     0.81      $     1.59         $     1.09
                                    =============== ==================== ================ ================= ========================

                                       Nine Months
                                          Ended
                                    September 30, 2001
                                    ------------------
  Long Island Office Properties
    Tenant Improvements                $  702,596
    Per Square Foot Improved                 3.87
    Leasing Commissions                $  699,507
    Per Square Foot Leased                   3.86
                                    ------------------
     Total Per Square Foot             $     7.73
                                    ==================

  Westchester Office Properties
    Tenant Improvements                $1,683,578
    Per Square Foot Improved                 7.50
    Leasing Commissions                $   39,295
    Per Square Foot Leased                   0.14
                                    ------------------
     Total Per Square Foot             $     7.64
                                    ==================

  Connecticut Office Properties
    Tenant Improvements                $  213,909
    Per Square Foot Improved                 2.38
    Leasing Commissions                $  182,516
    Per Square Foot Leased                   2.03
                                    ------------------
     Total Per Square Foot             $     4.41
                                    ==================

  New Jersey Office Properties
    Tenant Improvements                $1,140,108
    Per Square Foot Improved                 2.93
    Leasing Commissions                $1,591,484
    Per Square Foot Leased                   4.09
                                    ------------------
     Total Per Square Foot             $     7.02
                                    ==================

  New York City Office Properties
    Tenant Improvements                $  738,800
    Per Square Foot Improved                16.87
    Leasing Commissions                $1,026,398
    Per Square Foot Leased                  23.44
                                    ------------------
Total Per Square Foot                  $    40.31
                                    ==================

  Industrial Properties
    Tenant Improvements                $   34,650
    Per Square Foot Improved                 0.08
    Leasing Commissions                $   50,055
    Per Square Foot Leased                   0.11
                                    ------------------
     Total Per Square Foot             $     0.19
                                    ==================

LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of September 30, 2001:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                    10            58,954                 1.9%               $  22.39              $  23.58
2002                    30           137,384                 4.5%               $  22.63              $  25.13
2003                    48           324,908                10.7%               $  23.69              $  26.03
2004                    40           249,801                 8.2%               $  23.47              $  25.29
2005                    48           411,949                13.5%               $  24.07              $  26.35
2006                    31           142,090                 4.7%               $  26.29              $  29.72
2007 and thereafter     83         1,723,657                56.5%                     --                    --
                       ---         ---------               -----
Total                  290         3,048,743               100.0%
                       ===         =========               =====



OMNI:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     1             5,290                 0.9%               $  30.83              $  34.82
2002                     4            53,127                 9.3%               $  34.55              $  37.91
2003                     4            58,018                10.1%               $  30.22              $  34.97
2004                     4           112,414                19.6%               $  26.14              $  34.15
2005                     6            59,115                10.3%               $  27.91              $  35.18
2006                     1             9,749                 1.7%               $  35.21              $  38.02
2007 and thereafter     10           276,259                48.1%                     --                   --
                       ---         ---------               -----

Total                   30           573,972               100.0%
                       ===         =========               =====


INDUSTRIAL PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     7            74,427                 1.5%               $   5.75              $   6.17
2002                    26           252,635                 4.9%               $   6.49              $   7.30
2003                    28           733,434                14.4%               $   5.35              $   6.26
2004                    32           620,553                12.2%               $   6.24              $   7.31
2005                    22           427,994                 8.4%               $   5.93              $   7.97
2006                    37           933,793                18.3%               $   6.42              $   7.91
2007 and thereafter     44         2,056,442                40.3%                     --                    --
                       ---         ---------               -----

Total                  196         5,099,278               100.0%
                       ===         =========               =====

LEASE EXPIRATIONS

RESEARCH AND DEVELOPMENT PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     5           262,946                21.1%               $   5.59              $   6.78
2002                     3           118,620                 9.5%               $  10.19              $  11.82
2003                     4            37,938                 3.0%               $   9.20              $  10.15
2004                     9            99,218                 8.0%               $  13.86              $  15.01
2005                     4           357,440                28.7%               $   8.70              $  10.78
2006                     5            80,261                 6.5%               $  18.06              $  20.83
2007 and thereafter     13           288,400                23.2%                     --                    --
                       ---         ---------               -----

Total                   43         1,244,823               100.0%
                       ===         =========               =====


WESTCHESTER OFFICE PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     4            14,463                 0.4%               $  22.07              $  22.37
2002                    48           430,153                14.3%               $  21.34              $  21.92
2003                    49           240,857                 8.0%               $  22.68              $  23.81
2004                    32           169,158                 5.6%               $  21.37              $  22.40
2005                    45           387,247                12.9%               $  25.00              $  25.40
2006                    36           719,583                23.9%               $  22.79              $  24.60
2007 and thereafter     44         1,049,933                34.9%                     --                    --
                       ---         ---------               -----

Total                  258         3,011,394               100.0%
                       ===         =========               =====

STAMFORD OFFICE PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     9            18,656                 1.8%               $  27.67              $  21.62
2002                    18            88,704                 8.5%               $  27.44              $  28.72
2003                    17           120,969                11.6%               $  31.00              $  31.64
2004                    21           228,220                21.9%               $  21.81              $  22.67
2005                    19           121,885                11.7%               $  26.66              $  28.47
2006                    21           281,437                26.9%               $  25.65              $  25.31
2007 and thereafter     16           183,932                17.6%                     --                    --
                       ---         ---------               -----

Total                  121         1,043,803               100.0%
                       ===         =========               =====

LEASE EXPIRATIONS

NEW JERSEY OFFICE PROPERTIES:


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     7            38,621                 2.1%               $  16.76              $  17.14
2002                    20           160,092                 8.8%               $  20.02              $  20.93
2003                    17           317,607                17.6%               $  28.05              $  27.56
2004                    28           200,726                11.1%               $  22.96              $  23.78
2005                    24           272,316                15.1%               $  23.66              $  23.63
2006                    16           194,327                10.7%               $  24.23              $  25.54
2007 and thereafter     17           625,055                34.6%                     --                    --
                       ---         ---------               -----

Total                  129         1,808,744               100.0%
                       ===         =========               =====

NEW YORK CITY OFFICE


     Year of                      Total Rentable          % of Total                Per                  Per
      Lease         Number          Square Feet         Rentable Square         Square Foot          Square Foot
   Expiration     of Leases          Expiring            Feet Expiring         S/L Rent (1)           Rent (2)
   ----------     ---------          --------            -------------         ------------           --------
2001                     5            17,703                 0.5%               $  28.48              $  28.64
2002                    22           193,034                 5.7%               $  32.47              $  33.40
2003                     7           114,987                 3.4%               $  32.10              $  32.89
2004                    19           218,239                 6.5%               $  36.46              $  39.35
2005                    34           446,606                13.3%               $  36.05              $  37.53
2006                    49           343,986                10.2%               $  29.92              $  30.69
2007 and thereafter     77         2,034,112                60.4%                     --                    --
                       ---         ---------               -----

Total                  213         3,368,667               100.0%
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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None
Item 2.   Changes in Securities and use of proceeds


         On August 8, 2001, the Registrant issued 150,645 common units of limited partnership interest to a limited partner in exchange for approximately 3,768 preferred units of limited partnership interest, with a liquidation preference value of approximately $3.8 million. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Securities Holders - None
Item 5.   Other information - None

Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibits:
               10.1 Amended and Restated 1995 Stock Option Plan of Reckson Associates Realty Corp.
               10.2 Amended and Restated 1997 Stock Option Plan of Reckson Associates Realty Corp.

         b) During the three months ended September 30, 2001 the Registrant filed the following reports on Form 8K:

              On August 8, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its second quarter presentation in satisfaction of the requirements of Regulation FD.

              On August 9, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended June 30, 2001 in satisfaction of the requirements of Regulation FD.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L. P.
BY: RECKSON ASSOCIATES REALTY CORP., its general partner



By:         /s/ Scott H. Rechler                          By:           /s/ Michael Maturo
   ------------------------------------------------          ---------------------------------------------------
Scott H. Rechler, Co-Chief Executive Officer              Michael Maturo, Executive Vice President, Treasurer
                                                          and Chief Financial Officer


Date:  November 14, 2001