Form 10-K
period 2001-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2002-03-20
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

     Portions of the definitive Proxy Statement of Reckson Associates Realty Corp. relating to its Annual Shareholder's Meeting to be held May 23, 2002 are incorporated by reference into Part III.

     As of March 14, 2002, 3,688,408 common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

  ITEM
 NO.                                                                                       PAGE
-------                                                                                    -----
                                               PART I
   1.     Business ....................................................................     I-1
   2.     Properties ..................................................................     I-9
   3.     Legal Proceedings ...........................................................     I-18
   4.     Submission of Matters to a Vote of Security Holders .........................     I-19
                                            PART II
   5.     Market for Registrant's Common Equity and Related Security Matters ..........    II-1
   6.     Selected Financial Data .....................................................    II-2
   7.     Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...............................................................    II-3
   7(a).  Quantitative and Qualitative Disclosures about Market Risk ..................    II-15
   8.     Financial Statements and Supplementary Data .................................    II-16
   9.     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure ...............................................................    II-16

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

     All of the Company's interests in its properties, land and other investments are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company controls the Operating Partnership as the sole general partner and as of December 31, 2001, owned approximately 89% of the Operating Partnership's outstanding Class A common units of limited partnership and Class B common units of limited partnership interest.

     For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Operating Partnership is one of the largest owners and operators of Class A suburban and commercial business district ("CBD") office properties and industrial properties in the Tri-State Area. As of December 31, 2001 the Operating Partnership owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets encompassing approximately 20.6 million rentable square feet, all of which are managed by the Operating Partnership. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 17 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the properties include 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplaces increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Operating Partnership is also obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. In addition, the Operating Partnership owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002. Since its formation, the Operating Partnership has developed or redeveloped 14 properties encompassing approximately 2.1 million square feet of office and industrial space.

     The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, NY, effectively increasing its economic interest in the property owning partnership and $36.5 million under three notes which are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately $136 million for a 495 interest in the Tri-State JV which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $15.2 million. For purposes of its financial statements the Operating Partnership consolidates this joint venture.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $18.9 million. For purposes of its financial statements the Operating Partnership consolidates this joint venture.

     As of December 31, 2001, the Operating Partnership has invested approximately $59.8 million in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a real estate venture capital fund created as a research and development vehicle for the Operating Partnership to invest in alternative real estate sectors outside the Operating Partnership's core office and industrial focus (see Recent Developments-Other Investing Activities).

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

     The Operating Partnerships executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(631) 694-6900. At December 31, 2001, the Operating Partnership had 311 employees.

RECENT DEVELOPMENTS

Acquisitions, Dispositions and Investing Activities

     On October 29, 2001, the Operating Partnership, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Operating Partnership's obligation to pay rent under this lease agreement was eliminated.

     On December 21, 2001, Metropolitan sold a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash. As a result, the Operating Partnership realized a gain of approximately $18.9 million.

     During the year ended December 31, 2001, the Operating Partnership sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Operating Partnership realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Credit Facility and to establish an escrow account with a qualified intermediary for a future exchange ofreal property pursuant to
Section 1031 of the Internal Revenue Code of 1986. The Operating Partnership has identified approximately 52.7 acres of land located in Valhalla, NY for the purposes of this exchange.

     Subsequent to December 31, 2001, the Operating Partnership entered into a contract to sell two Class A office properties, located in Westchester County, NY, aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

Other Investing Activities

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Operating Partnership recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. Subsequent to December 31, 2001, the Operating Partnership charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Operating Partnership, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

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

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                RSVP CONTROLLED     AMOUNTS
                                JOINT VENTURES     ADVANCED       TOTAL
                              -----------------   ----------   ----------
Privatization                      $21,480         $ 3,520      $ 25,000
Student Housing                     18,086           3,935        22,021
Medical Offices                     20,185              --        20,185
Parking                                 --           9,091         9,091
Resorts                                 --           8,057         8,057
Net leased retail                       --           3,180         3,180
Other assets and overhead               --          21,598        21,598
                                   -------         -------      --------
                                   $59,751         $49,381      $109,132
                                   =======         =======      ========

     Included in these investments is approximately $18.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

Leasing Activity

     During the year ended December 31, 2001, the Operating Partnership executed 276 leases encompassing approximately 2.6 million square feet. The following table summarizes the leasing activity by location and property type:

                                                    LEASED SQUARE     AVERAGE EFFECTIVE
                               NUMBER OF LEASES          FEET             RENT (1)
                              ------------------   ---------------   ------------------
CBD office properties
---------------------------
Connecticut                            26               148,443           $ 29.99
New York City                          13               101,483           $ 55.26
Westchester                            17                84,780           $ 24.87
                                       --               -------
Subtotal/Weighted average              56               334,706           $ 36.36
                                       --               -------
Suburban office properties
---------------------------
Long Island                            69               471,077           $ 25.67
New Jersey                             28               422,322           $ 26.14
Westchester                            59               443,448           $ 22.94
                                       --               -------
Subtotal/Weighted average             156             1,336,847           $ 24.91
                                      ---             ---------
Industrial properties
---------------------------
Long Island                            59               814,170           $  7.67
New Jersey                              4                97,998           $  7.74
Westchester                             1                 8,169           $  9.68
                                      ---             ---------
Subtotal/Weighted average              64               920,337           $  7.70
                                      ---             ---------
Total                                 276             2,591,890
                                      ===             =========

----------------
(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

     On September 7, 2000, the Operating Partnership obtained its three year $575 million unsecured revolving Credit Facility from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Operating Partnership paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY and thereby increasing its availability under the Credit Facility to $388 million.

     On June 1, 2001, the Operating Partnership refinanced a $70 million short-term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the Operating Partnership refinanced a $200 million short-term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. The net proceeds of approximately $50.4 million received by the Operating Partnership as a result of these refinancings was used to repay maturing fixed rate debt, the Credit Facility and for working capital purposes.

     On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Operating Partnership repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Credit Facility and from available cash on hand.

Unit Issuances

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 Class A Units at an average price of $25.32 per Unit. In addition, the Company increased its general partner interest in the Operating Partnership by acquiring 660,370 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     Metropolitan is controlled by the Operating Partnership. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share and the Operating Partnership issued 3,453,881 Units to the Company. As a result of the minority partner's conversion of their preferred equity investment, the Operating Partnership owns 100% of Metropolitan.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Previously, in conjunction with the Company's common stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million.

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

     Operating Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position the Operating Partnership's properties and distinguish its portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Operating Partnership's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties, (v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technology advanced systems and tools that provides meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

     The Operating Partnership also intends to adhere to a policy of maintaining a debt ratio (defined as the total debt of the Operating Partnership as a percentage of the sum of the Operating Partnerships total debt and the value of its equity) of not more than 50%. As of December 31, 2001, the Operating Partnership's debt ratio was approximately 41.1%. This calculation is net of minority partners' proportionate share of debt and including the Operating Partnership's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Operating Partnership with financial flexibility to select the optimal source of capital (whether through debt or partners contributions) with which to finance external growth.

     Growth Opportunities. The Operating Partnership intends to achieve its primary business objectives by applying its operating strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent the Long Island, Westchester, New Jersey and Southern Connecticut suburban office and industrial markets remain stable and begin to recover with new supply management believes the Operating Partnership is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 85% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

     During 1999, the Operating Partnership entered the New York City office market. The New York City office market is currently experiencing favorable supply and demand characteristics exceeding those currently in the Operating Partnership's suburban markets and is also characterized by similar lack of available land supply and other barriers to entry that limit competition. The Operating Partnership's New York City office buildings offer superior potential for increase in Base Rents as described in (iii) above. Since the formation of the Operating Partnership's New York City division, it has acquired five Class A office properties aggregating approximately 3.5 million square feet.

     External Growth. The Operating Partnership seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area core suburban markets as well as industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Operating Partnership believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $575 million, (ii) ability to acquire a property for Units and thereby defer the seller's income tax on gain,
(iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Operating Partnership's ability to identify and capitalize on acquisition opportunities. The Operating Partnership also intends to selectively develop new Class A suburban and CBD office and industrial properties and to continue to redevelop existing properties as these opportunities arise. The Operating Partnership will concentrate its development activities on industrial and Class A suburban and CBD office properties within the Tri-State Area. The Operating Partnership's expansion into the New York City office market has provided it with additional opportunities to acquire interests in properties at attractive yields. The Operating Partnership also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The

Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain properties or interests therein to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets.

ENVIRONMENTAL MATTERS

     Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owners liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owners ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     All of the Operating Partnership's office and industrial properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Operating Partnership's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April 1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnerships business.

ITEM 2. PROPERTIES

GENERAL

     As of December 31, 2001 the Operating Partnership owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.6 million rentable square feet, all of which are managed by the Operating Partnership. The properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 17 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the Operating Partnership owns 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Operating Partnership also owns a 357,000 square foot office property located in Orlando, Florida.

     Set forth below is a summary of certain information relating to the Operating Partnership's properties, categorized by office and industrial properties, as of December 31, 2001.

OFFICE PROPERTIES

General

     As of December 31, 2001, the Operating Partnership owned or had an interest in 60 Class A suburban office properties encompassing approximately 8.5 million square feet and 17 Class A CBD office properties encompassing approximately 5.3 million square feet. As of December 31, 2001, the office properties were approximately 96.1% leased (percent leased excludes properties under development) to approximately 1,141 tenants.

     The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty two of the 60 suburban office properties are located within the Operating Partnership's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Operating Partnership's reputation for providing a high level of tenant service have enabled the Operating Partnership to attract and retain a national tenant base. The office tenants include national service companies, such as telecommunications firms, "Big Five" accounting firms, securities brokerage houses, insurance companies and health care providers. The 17 Class A CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY.

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

     The following table sets forth certain information as of December 31, 2001 for each of the office properties.


                                                       OWNERSHIP
                                                       INTEREST
                                                        (GROUND
                                                         LEASE                       LAND
                                         PERCENTAGE   EXPIRATION        YEAR         AREA
PROPERTY                                  OWNERSHIP    DATE) (1)    CONSTRUCTED    (ACRES)
--------                                ------------ ------------ --------------- ---------
Suburban Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
                                                      Leasehold
395 North Service Rd ..................      100%     (2,081)     1988                7.5
200 Broadhollow Rd ....................      100%        Fee      1981                4.6
48 South Service Rd ...................      100%        Fee      1986                7.3
35 Pinelawn Rd ........................      100%        Fee      1980                6.0
275 Broadhollow Rd ....................       51%        Fee      1970                5.8
58 South Service Rd (3) ...............      100%        Fee      2000               16.5
1305 Old Walt Whitman Rd ..............       51%        Fee      1998 (5)           18.1
                                                                                     ----
Total--Huntington Melville
 Corporate Center (4) .................                                              65.8
                                                                                     ----
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North Shore
 Atrium I) ............................      100%        Fee      1977               13.0
6900 Jericho Turnpike (North Shore
 Atrium II) ...........................      100%        Fee      1982                5.0
                                                                                     ----
Total--North Shore Atrium .............                                              18.0
                                                                                     ----
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.                            Leasehold
 (Nassau West Corporate Center II)           100%      (2,082)    1984                9.1
60 Charles Lindbergh Blvd.                            Leasehold
 (Nassau West Corporate Center I) .....      100%      (2,082)     989                7.8
                                                      Leasehold
51 Charles Lindbergh Blvd .............      100%      (2,084)    1989                6.6
                                                      Leasehold
55 Charles Lindbergh Blvd. ............      100%      (2,082)    1982               10.0
                                                      Leasehold
333 Earl Ovington Blvd. (The Omni)            60%      (2,088)    1991               30.6
                                                      Leasehold
90 Merrick Ave ........................       51%      (2,084)    1985               13.2
                                                                                     ----
Total--Nassau West Corporate
 Center ...............................                                              77.3
                                                                                     ----
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road .................      100%        Fee      1974                1.4
520 White Plains Road .................       60%        Fee (6)  1981                6.8
555 White Plains Road .................      100%        Fee      1972                4.2
560 White Plains Road .................      100%        Fee      1980                4.0
580 White Plains Road .................      100%        Fee      1977                6.1
660 White Plains Road .................      100%        Fee      1983               10.9
                                                                                     ----
Total--Tarrytown Corporate Center .....                                              33.4
                                                                                     ----
Reckson Executive Park
 Rye Brook, NY
1 International Dr ....................      100%        Fee      1983               N/A
2 International Dr ....................      100%        Fee      1983               N/A
3 International Dr ....................      100%        Fee      1983               N/A
4 International Dr. ...................      100%        Fee      1986               N/A
5 International Dr. ...................      100%        Fee      1986               N/A
6 International Dr. ...................      100%        Fee      1986               N/A
Total--Reckson Executive Park .........                                              44.4
                                                                                     ----
Summit at Valhalla Valhalla, NY
100 Summit Dr. ........................      100%        Fee      1988               11.3
200 Summit Dr. ........................      100%        Fee      1990               18.0
500 Summit Dr. ........................      100%        Fee      1986               29.1
                                                                                     ----
Total--Summit at Valhalla .............                                              58.4
                                                                                     ----



                                                                                           ANNUAL
                                                                                            BASE
                                                                                            RENT     NUMBER
                                         NUMBER    RENTABLE                                 PER        OF
                                           OF       SQUARE      PERCENT    ANNUAL BASE     LEASED    TENANT
PROPERTY                                 FLOORS      FEET        LEASED      RENT (2)     SQ. FT.    LEASES
--------                                -------- ------------ ----------- ------------- ----------- -------
Suburban Office Properties:
Huntington Melville Corporate
 Center, Melville, NY
395 North Service Rd ..................    4        187,393       100.0%   $ 5,290,551    $ 28.24       7
200 Broadhollow Rd ....................    4         67,432        99.9%   $ 1,740,394    $ 25.84      12
48 South Service Rd ...................    4        125,372        97.9%   $ 3,376,836    $ 27.51       8
35 Pinelawn Rd ........................    2        105,241        99.9%   $ 2,501,409    $ 23.80      30
275 Broadhollow Rd ....................    4        126,250       100.0%   $ 3,249,912    $ 25.74      26
58 South Service Rd (3) ...............    4        277,500        36.1%   $ 3,221,317    $ 37.13       5
1305 Old Walt Whitman Rd ..............    3        164,166       100.0%   $ 4,333,478    $ 26.40       6
                                                    -------                -----------                 --
Total--Huntington Melville
 Corporate Center (4) .................           1,053,354        99.6%   $23,713,897    $ 27.16      94
                                                  ---------                -----------                 --
North Shore Atrium, Syosset, NY
6800 Jericho Turnpike (North Shore
 Atrium I) ............................    2        209,028        95.3%   $ 4,384,109    $ 22.01      44
6900 Jericho Turnpike (North Shore
 Atrium II) ...........................    4         95,149       100.0%   $ 2,322,699    $ 25.88      14
                                                  ---------                -----------                 --
Total--North Shore Atrium .............             304,177        96.8%   $ 6,706,808    $ 22.78      58
                                                  ---------                -----------                 --
Nassau West Corporate Center,
 Mitchel Field, NY
50 Charles Lindbergh Blvd.
 (Nassau West Corporate Center II)         6        211,845        95.4%   $ 5,132,201    $ 25.40      22
60 Charles Lindbergh Blvd.
 (Nassau West Corporate Center I) .....    2        195,998       100.0%   $ 4,739,146    $ 24.19       6

51 Charles Lindbergh Blvd .............    1        108,000       100.0%   $ 2,389,432    $ 22.12       1
55 Charles Lindbergh Blvd. ............    2        214,581       100.0%   $ 2,680,134    $ 12.49       3
333 Earl Ovington Blvd. (The Omni)        10        575,000        93.3%   $17,328,627    $ 32.30      27
90 Merrick Ave ........................    9        225,597       100.0%   $ 6,097,485    $ 31.01      21
                                                  ---------                -----------                 --
Total--Nassau West Corporate
 Center ...............................           1,531,021        96.8%   $38,367,025    $ 25.89      80
                                                  ---------                -----------                 --
Tarrytown Corporate Center
 Tarrytown, NY
505 White Plains Road .................    2         26,468        94.3%   $   516,036    $ 21.40      22
520 White Plains Road .................    6        171,761       100.0%   $ 3,723,762    $ 21.68       3
555 White Plains Road .................    5        121,585        78.2%   $ 2,382,006    $ 25.04       9
560 White Plains Road .................    6        126,471        80.5%   $ 2,332,941    $ 24.93      18
580 White Plains Road .................    6        170,726        99.3%   $ 4,020,506    $ 23.73      23
660 White Plains Road .................    6        258,715        94.1%   $ 5,035,392    $ 21.03      44
                                                  ---------                -----------                 --
Total--Tarrytown Corporate Center .....             875,726        92.1%   $18,010,643    $ 22.33     119
                                                  ---------                -----------                ---
Reckson Executive Park
 Rye Brook, NY
1 International Dr ....................    3         90,000       100.0%   $ 1,237,500    $ 13.75       1
2 International Dr ....................    3         90,000       100.0%   $ 1,237,500    $ 13.75       1
3 International Dr ....................    3         91,174       100.0%   $ 2,072,372    $ 24.37       6
4 International Dr. ...................    3         86,694        89.3%   $ 2,067,378    $ 25.71       9
5 International Dr. ...................    3         90,000       100.0%   $ 2,242,500    $ 24.42       1
6 International Dr. ...................    3         94,016       100.0%   $   975,777    $ 10.38       9
                                                  ---------                -----------                ---
Total--Reckson Executive Park .........             541,884        98.8%   $ 9,833,027    $ 18.37      27
                                                  ---------                -----------                ---
Summit at Valhalla Valhalla, NY
100 Summit Dr. ........................    4        249,551        95.7%   $ 5,499,974    $ 24.32       7
200 Summit Dr. ........................    4        240,834        89.7%   $ 4,265,547    $ 19.56      14
500 Summit Dr. ........................    4        208,660       100.0%   $ 5,216,500    $ 25.00       2
                                                  ---------                -----------                ---
Total--Summit at Valhalla .............             699,045        93.4%   $14,982,021    $ 22.95      23
                                                  ---------                -----------                ---

                                                           OWNERSHIP
                                                           INTEREST
                                                            (GROUND
                                                             LEASE                     LAND
                                             PERCENTAGE   EXPIRATION       YEAR        AREA
PROPERTY                                      OWNERSHIP    DATE) (1)  CONSTRUCTED   (ACRES)
--------                                    ------------ ------------ ------------- ---------
Mt. Pleasant Corporate Center .............
115/117 Stevens Ave. ......................      100%        Fee          1984           5.0
                                                                                       -----
Total--Mt Pleasant Corporate Center                                                      5.0
                                                                                       -----
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ..........................       51%        Fee          1989           5.7
88 Duryea Rd.
 Melville, NY .............................      100%        Fee          1986           1.5
310 East Shore Rd.
 Great Neck, NY ...........................      100%        Fee          1981           1.5
333 East Shore Rd.                                        Leasehold
 Great Neck, NY ...........................      100%      (2,030)        1976           1.5
520 Broadhollow Rd
 Melville, NY .............................      100%        Fee          1978           7.0
1660 Walt Whitman Rd.
 Melville, NY .............................      100%        Fee          1980           6.5
150 Motor Parkway
 Hauppauge, NY ............................      100%        Fee          1984          11.3
120 Mineola Blvd
 Mineola, NY ..............................      100%        Fee          1989           0.7
538 Broadhollow Road
 Melville, NY .............................      100%        Fee          1986           7.5
50 Marcus Drive,
 Melville, NY .............................      100%        Fee          2000          12.9
                                                                                       -----
Total--Stand-alone Long Island ............                                             56.1
                                                                                       -----
Stand-alone Westchester
 Properties
120 White Plains Rd.
 Tarrytown, NY ............................       51%        Fee          1984           9.7
80 Grasslands
 Elmsford, NY .............................      100%        Fee          1989           4.9
                                                                                       -----
Total--Stand-alone Westchester
 Properties ...............................                                             14.6
                                                                                       -----
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ..........................      100%        Fee          1978          10.1
200 Executive Dr ..........................      100%        Fee          1980           8.2
300 Executive Dr ..........................      100%        Fee          1984           8.7
10 Rooney Circle ..........................      100%        Fee          1971           5.2
                                                                                       -----
Total--Executive Hill Office Park .........                                             32.2
                                                                                       -----
University Square
 Princeton, NJ
100 Campus Dr. ............................      100%        Fee          1987         N/A
104 Campus Dr. ............................      100%        Fee          1987         N/A
115 Campus Dr. ............................      100%        Fee          1987         N/A
Total--University Square ..................                                             11.0
                                                                                       -----
Short Hills Office Complex
 Short Hills, NJ
101 John F. Kennedy Parkway ...............      100%        Fee          1981           9.0
103 John F. Kennedy Parkway (3) ...........      100%        Fee          1981           6.0
51 John F Kennedy Parkway .................       51%        Fee          1988          11.0
                                                                                       -----
Total--Short Hills Office (4) .............                                             26.0
                                                                                       -----
Stand-alone New Jersey Properties
99 Cherry Hill Road
 Parsippany, NJ ...........................      100%        Fee          1982           8.8
119 Cherry Hill Road
 Parsippany, NJ ...........................      100%        Fee          1982           9.3
One Eagle Rock
 Hanover, NJ ..............................      100%        Fee          1986          10.4
3 University Plaza
 Hackensack, NJ ...........................      100%        Fee          1985          10.6
1255 Broad Street
 Clifton, NJ ..............................      100%        Fee          1968          11.1
492 River Rd,
 Nutley, NJ ...............................      100%        Fee          1952          17.3
                                                                                       -----
Total--Stand-alone New Jersey
 Properties ...............................                                             67.5
                                                                                       -----
Total--Suburban Office Properties (4) .....                                            509.7
                                                                                       -----
CBD Office Properties:


                                                                                               ANNUAL
                                                                                                BASE
                                                                                                RENT     NUMBER
                                             NUMBER    RENTABLE                                 PER        OF
                                               OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                                     FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
------------------------------------------- -------- ------------ --------- --------------- ----------- -------
Mt. Pleasant Corporate Center .............
115/117 Stevens Ave. ......................    3        162,004      98.3%   $  2,814,281     $ 17.67      19
                                                        -------              ------------                  --
Total--Mt Pleasant Corporate Center                     162,004      98.3%   $  2,814,281     $ 17.67      19
                                                        -------              ------------                  --
Stand-alone Long Island Properties
400 Garden City Plaza
 Garden City, NY ..........................    5        176,073      99.0%   $  4,331,760     $ 24.12      25
88 Duryea Rd.
 Melville, NY .............................    2         25,061      95.3%   $    514,134     $ 21.53       4
310 East Shore Rd.
 Great Neck, NY ...........................    4         50,000      94.3%   $  1,116,541     $ 25.60      18
333 East Shore Rd.
 Great Neck, NY ...........................    2         17,715      99.6%   $    386,981     $ 21.93       9
520 Broadhollow Rd
 Melville, NY .............................    1         85,784     100.0%   $  1,751,132     $ 20.41       3
1660 Walt Whitman Rd.
 Melville, NY .............................    1         73,115      74.9%   $  1,052,950     $ 19.23       6
150 Motor Parkway
 Hauppauge, NY ............................    4        191,447      85.8%   $  3,997,164     $ 24.34      27
120 Mineola Blvd
 Mineola, NY ..............................    6        101,000      91.8%   $  2,452,486     $ 26.46      14
538 Broadhollow Road
 Melville, NY .............................    4        180,339      86.2%   $  3,972,297     $ 25.54      10
50 Marcus Drive,
 Melville, NY .............................    2        163,762     100.0%   $  1,852,302     $ 11.31       1
                                                        -------              ------------                  --
Total--Stand-alone Long Island ............           1,064,296      92.0%   $ 21,427,747     $ 21.88     117
                                                      ---------              ------------                 ---
Stand-alone Westchester
 Properties
120 White Plains Rd.
 Tarrytown, NY ............................    6        197,785      97.0%   $  4,825,559     $ 25.14      15
80 Grasslands
 Elmsford, NY .............................    3         87,114     100.0%   $  1,861,347     $ 21.37       7
                                                      ---------              ------------                 ---
Total--Stand-alone Westchester
 Properties ...............................             284,899      97.9%   $  6,686,906     $ 23.97      22
                                                      ---------              ------------                 ---
Executive Hill Office Park
 West Orange, NJ
100 Executive Dr ..........................    3         92,872      89.6%   $  1,565,149     $ 18.81       9
200 Executive Dr ..........................    4        102,630      97.4%   $  2,187,825     $ 21.89      19
300 Executive Dr ..........................    4        126,196      84.9%   $  2,230,592     $ 20.81      16
10 Rooney Circle ..........................    3         69,684     100.0%   $  1,079,135     $ 15.49       2
                                                      ---------              ------------                 ---
Total--Executive Hill Office Park .........             391,382      92.0%   $  7,062,701     $ 19.61      46
                                                      ---------              ------------                 ---
University Square
 Princeton, NJ
100 Campus Dr. ............................    1         27,888     100.0%   $    648,433     $ 23.25       3
104 Campus Dr. ............................    1         70,239     100.0%   $  1,663,171     $ 23.68       2
115 Campus Dr. ............................    1         33,600     100.0%   $    699,039     $ 20.80       2
                                                      ---------              ------------                 ---
Total--University Square ..................             131,727     100.0%   $  3,010,643     $ 22.86       7
                                                      ---------              ------------                 ---
Short Hills Office Complex
 Short Hills, NJ
101 John F. Kennedy Parkway ...............    6        195,000     100.0%   $  5,908,500     $ 30.30       1
103 John F. Kennedy Parkway (3) ...........    4        129,508       0.0%   $          0     $  0.00       0
51 John F Kennedy Parkway .................    5        250,642     100.0%   $  8,790,239     $ 33.79      18
                                                      ---------              ------------                 ---
Total--Short Hills Office (4) .............             575,150     100.0%   $ 14,698,739     $ 32.98      19
                                                      ---------              ------------                 ---
Stand-alone New Jersey Properties
99 Cherry Hill Road
 Parsippany, NJ ...........................    3         93,250      72.4%   $  1,318,140     $ 19.51      13
119 Cherry Hill Road
 Parsippany, NJ ...........................    3         95,724      96.4%   $  1,902,254     $ 21.28      18
One Eagle Rock
 Hanover, NJ ..............................    3        142,438     100.0%   $  3,253,993     $ 22.84       8
3 University Plaza
 Hackensack, NJ ...........................    6        217,008     100.0%   $  4,815,746     $ 22.19      24
1255 Broad Street
 Clifton, NJ ..............................    2        193,574     100.0%   $  4,259,924     $ 22.01       3
492 River Rd,
 Nutley, NJ ...............................   13        130,009     100.0%   $  2,177,651     $ 16.75       1
                                                      ---------              ------------                 ---
Total--Stand-alone New Jersey
 Properties ...............................             872,003      96.7%   $ 17,727,708     $ 21.02      67
                                                      ---------              ------------                 ---
Total--Suburban Office Properties (4) .....           8,486,668      95.8%   $185,042,146     $ 23.49     698
                                                      ---------              ------------     -------     ---


                                                  OWNERSHIP
                                                  INTEREST
                                                   (GROUND
                                                    LEASE                   LAND
                                    PERCENTAGE   EXPIRATION     YEAR        AREA
PROPERTY                             OWNERSHIP    DATE) (1)  CONSTRUCTED   (ACRES)
---------------------------------- ------------ ------------ ------------- ---------
CBD Office Properties:
Landmark Square
 Stamford, CT
One Landmark Square ..............      100%         Fee          1973          N/A
Two Landmark Square ..............      100%         Fee          1976          N/A
Three Landmark Square ............      100%         Fee          1978          N/A
Four Landmark Square .............      100%         Fee          1977          N/A
Five Landmark Square .............      100%         Fee          1976          N/A
Six Landmark Square ..............      100%         Fee          1984          N/A
Total--Landmark Square ...........                                              7.2
                                                                              -----
Stamford Towers
 Stamford, CT
680 Washington Blvd. .............       51%         Fee          1989          1.3
750 Washington Blvd. .............       51%         Fee          1989          2.4
                                                                              -----
Total--Stamford Towers ...........                                              3.7
                                                                              -----
Stand-alone Westchester
 Properties
235 Main Street,
 White Plains, NY ................      100%         Fee          1974(5)       0.4
245 Main Street
 White Plains, NY ................      100%         Fee          1983          0.4
360 Hamilton Avenue
 White Plains, NY ................      100%         Fee          1977          1.5
140 Grand Street
 White Plains, NY ................      100%         Fee          1991          2.2
                                                                              -----
Total--Stand-alone Westchester
 Properties ......................                                              4.5
                                                                              -----
New York City Properties
120 W. 45th Street
 New York, NY ....................      100%         Fee          1989          0.4
100 Wall Street
 New York, NY ....................      100%         Fee          1969          0.5
810 Seventh Avenue
 New York, NY ....................      100%         Fee          1970          0.6
919 Third Avenue
 New York, NY ....................       51%         Fee (7)      1971          1.5
1350 Avenue of the Americas
 New York, NY ....................      100%         Fee          1966          0.6
                                                                              -----
Total--New York City Office
 Properties ......................                                              3.6
                                                                              -----
Total--CBD Office Properties .....                                             19.0
                                                                              -----
Total--Office Properties (4) .....                                            528.7
                                                                              =====


                                                                                      ANNUAL
                                                                                       BASE
                                                                                       RENT     NUMBER
                                    NUMBER    RENTABLE                                 PER        OF
                                      OF       SQUARE     PERCENT    ANNUAL BASE      LEASED    TENANT
PROPERTY                            FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
---------------------------------- -------- ------------ --------- --------------- ----------- -------
Landmark Square
 Stamford, CT
One Landmark Square ..............   22         296,716     88.0%   $  6,853,319     $ 26.40       57
Two Landmark Square ..............    3          39,701     84.7%   $    750,814     $ 23.33        9
Three Landmark Square ............    6         128,286     94.7%   $  2,835,161     $ 23.34       17
Four Landmark Square .............    5         104,446     92.2%   $  2,184,130     $ 23.44       15
Five Landmark Square .............    3          58,000    100.0%   $    304,222     $  5.25        3
Six Landmark Square ..............   10         171,899     97.4%   $  3,983,225     $ 23.80       11
                                                -------             ------------                   --
Total--Landmark Square ...........              799,048     92.3%   $ 16,910,871     $ 22.93      112
                                                -------             ------------                  ---
Stamford Towers
 Stamford, CT
680 Washington Blvd. .............   11         132,759     99.5%   $  3,914,298     $ 29.64        6
750 Washington Blvd. .............   11         192,108     99.6%   $  4,732,157     $ 24.74       12
                                                -------             ------------                  ---
Total--Stamford Towers ...........              324,867     99.5%   $  8,646,455     $ 24.59       18
                                                -------             ------------                  ---
Stand-alone Westchester
 Properties
235 Main Street,
 White Plains, NY ................    6          83,237     93.3%   $  1,568,248     $ 20.81       30
245 Main Street
 White Plains, NY ................    6          73,543     87.4%   $  1,349,526     $ 21.00       18
360 Hamilton Avenue
 White Plains, NY ................   12         382,000     99.3%   $  9,888,592     $ 26.80       25
140 Grand Street
 White Plains, NY ................    9         130,136     93.0%   $  2,984,619     $ 24.66       16
                                                -------             ------------                  ---
Total--Stand-alone Westchester
 Properties ......................              668,916     96.0%   $ 15,790,985     $ 24.57       89
                                                -------             ------------                  ---
New York City Properties
120 W. 45th Street
 New York, NY ....................   40         443,109     89.4%   $ 15,893,044     $ 40.21       42
100 Wall Street
 New York, NY ....................   29         466,226     96.2%   $ 14,351,760     $ 32.01       37
810 Seventh Avenue
 New York, NY ....................   42         692,060     97.6%   $ 23,523,107     $ 34.82       37
919 Third Avenue
 New York, NY ....................   47       1,356,115     99.5%   $ 52,773,806     $ 39.60       25
1350 Avenue of the Americas
 New York, NY ....................   35         540,000     96.3%   $ 18,359,230     $ 35.42       83
                                              ---------             ------------                  ---
Total--New York City Office
 Properties ......................            3,497,510     96.9%   $124,900,947     $ 36.71      224
                                              ---------             ------------                  ---
Total--CBD Office Properties .....            5,290,341     96.3%   $166,249,258     $ 32.63      443
                                              ---------             ------------                  ---
Total--Office Properties (4) .....           13,777,009     96.1%   $351,291,404     $ 27.34    1,141
                                             ==========             ============                =====

----------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.

(2) Represents Base Rent, net of electric reimbursment, of signed leases at December 31, 2001 adjusted for scheduled contractual increases during the 12 months ending December 31, 2002. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2002. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) Property is currently under development.

(4) Percent leased and annual base rent per leased square foot excludes properties under development.

(5) Year renovated.

(6) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.

(7) There is a ground lease in place on a small portion of the land which expires in 2066.


INDUSTRIAL PROPERTIES

General.

     As of December 31, 2001, the Operating Partnership owned or had an interest in 103 industrial properties that encompass approximately 6.8 million rentable square feet. As of December 31, 2001, the industrial properties were approximately 91.7% leased (percentage leased excludes properties under development) to approximately 238 tenants. Many of the industrial properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and/or loading dock facilities and other features which permit them to be leased for industrial and/or office purposes.

     The industrial properties are leased to both national and local tenants. These tenants utilize the industrial properties for distribution, warehousing, research and development and light manufacturing/assembly activities. Leases on the industrial properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are generally borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all of the industrial leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.

     Approximately 87%, as measured by square footage, of the industrial properties, are located on Long Island. Sixty eight percent of these properties, as measured by square footage, are located in the following three industrial parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and (iii) County Line Industrial Center.

     In addition to the industrial properties on Long Island, the Operating Partnership owns eight industrial properties encompassing approximately 917,000 square feet in the other suburban markets.

     The following table sets forth certain information as of December 31, 2001 for each of the industrial properties. .


                                              OWNERSHIP
                                              INTEREST
                                               (GROUND
                                                LEASE                     LAND    CLEARANCE
                                PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                         OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET)(1)
--------                       ------------ ------------ ------------- --------- -----------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................    100%           Fee         1967          4.2       16
410 Vanderbilt Motor
 Parkway .....................    100%           Fee         1965          3.0       15
595 Old Willets Path .........    100%           Fee         1968          3.5       14
611 Old Willets Path .........    100%           Fee         1963          3.0       14
631/641 Old Willets Path .....    100%           Fee         1965          1.9       14
651/661 Old Willets Path .....    100%           Fee         1966          2.0       14
681 Old Willets Path .........    100%           Fee         1961          1.3       14
740 Old Willets Path .........    100%           Fee         1965          3.5       14
325 Rabro Dr. ................    100%           Fee         1967          2.7       14
250 Kennedy Dr. ..............    100%           Fee         1979          7.0       16
90 Plant Ave. ................    100%           Fee         1972          4.3       16
110 Plant Ave. ...............    100%           Fee         1974          6.8       18
55 Engineers Rd. .............    100%           Fee         1968          3.0       18
65 Engineers Rd. .............    100%           Fee         1969          1.8       22
85 Engineers Rd. .............    100%           Fee         1968          2.3       18
100 Engineers Rd. ............    100%           Fee         1968          5.0       14
150 Engineers Rd. ............    100%           Fee         1969          6.8       22
20 Oser Ave. .................    100%           Fee         1979          5.0       16
30 Oser Ave. .................    100%           Fee         1978          4.4       16
40 Oser Ave. .................    100%           Fee         1974          3.1       16
50 Oser Ave. .................    100%           Fee         1975          4.1       21
60 Oser Ave. .................    100%           Fee         1975          3.3       21
63 Oser Ave. .................    100%           Fee         1974          1.2       20
65 Oser Ave. .................    100%           Fee         1975          1.2       18
73 Oser Ave. .................    100%           Fee         1974          1.2       20
80 Oser Ave. .................    100%           Fee         1974          1.1       18
85 Nicon Ct. .................    100%           Fee         1978          6.1       30
90 Oser Ave. .................    100%           Fee         1973          1.1       16
104 Parkway Dr. ..............    100%           Fee         1985          1.8       15
110 Ricefield Ln. ............    100%           Fee         1980          2.0       15
120 Ricefield Ln. ............    100%           Fee         1983          2.0       15
125 Ricefield Ln. ............    100%           Fee         1973          2.0       14
135 Ricefield Ln. ............    100%           Fee         1981          2.1       15
85 Adams Dr. .................    100%           Fee         1980          1.8       15
395 Oser Ave. ................    100%           Fee         1980          6.1       14


                                 PERCENTAGE                                         ANNUAL
                                  OFFICE/                                            BASE
                                  RESEARCH                                           RENT    NUMBER
                                    AND       RENTABLE                               PER       OF
                                DEVELOPMENT    SQUARE     PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                           FINISH       FEET       LEASED      RENT(2)     SQ. FT.   LEASES
--------                       ------------- ---------- ----------- ------------- --------- -------
Industrial Properties:
Vanderbilt Industrial Park
 Hauppauge, NY
360 Vanderbilt Motor
 Parkway .....................       62%       54,000       100.0%     $285,255   $  5.28       1
410 Vanderbilt Motor
 Parkway .....................        7%       41,784       100.0%     $266,688   $  6.38       4
595 Old Willets Path .........       14%       31,670        81.7%     $162,043   $  6.26       3
611 Old Willets Path .........       11%       20,000        50.0%     $ 43,810   $  4.39       1
631/641 Old Willets Path .....       31%       25,000       100.0%     $125,868   $  5.03       4
651/661 Old Willets Path .....       45%       25,000       100.0%     $163,755   $  6.55       7
681 Old Willets Path .........       10%       15,000       100.0%     $106,511   $  7.10       1
740 Old Willets Path .........        5%       30,000       100.0%     $ 29,670   $  0.99       1
325 Rabro Dr. ................       10%       35,473       100.0%     $147,374   $  4.15       2
250 Kennedy Dr. ..............        9%      127,980       100.0%     $455,298   $  3.56       1
90 Plant Ave. ................       13%       74,915       100.0%     $448,325   $  5.98       3
110 Plant Ave. ...............        8%      125,000         0.0%     $      0   $  0.00       0
55 Engineers Rd. .............        8%       36,000       100.0%     $362,434   $ 10.07       1
65 Engineers Rd. .............       10%       23,000       100.0%     $155,729   $  6.77       1
85 Engineers Rd. .............        5%       40,800       100.0%     $119,988   $  2.94       2
100 Engineers Rd. ............       11%       88,000         0.0%     $      0   $  0.00       0
150 Engineers Rd. ............       11%      135,000       100.0%     $424,195   $  3.14       1
20 Oser Ave. .................       18%       42,000        98.7%     $377,060   $  9.10       2
30 Oser Ave. .................       21%       42,000        82.1%     $252,082   $  7.31       4
40 Oser Ave. .................       33%       59,800       100.0%     $402,543   $  6.73      13
50 Oser Ave. .................       15%       60,000       100.0%     $246,000   $  4.10       1
60 Oser Ave. .................       19%       48,000       100.0%     $196,800   $  4.10       1
63 Oser Ave. .................        9%       22,000         0.0%     $      0   $  0.00       0
65 Oser Ave. .................       10%       20,000       100.0%     $111,673   $  5.58       1
73 Oser Ave. .................       15%       20,000       100.0%     $134,493   $  6.72       1
80 Oser Ave. .................       25%       19,500       100.0%     $ 70,525   $  3.62
85 Nicon Ct. .................       10%      104,000       100.0%     $566,714   $  5.45       1
90 Oser Ave. .................       26%       37,500       100.0%     $136,875   $  3.65       1
104 Parkway Dr. ..............       50%       27,600       100.0%     $106,536   $  3.86       1
110 Ricefield Ln. ............       25%       32,264       100.0%     $172,038   $  5.33       1
120 Ricefield Ln. ............       24%       33,100       100.0%     $187,360   $  5.66       1
125 Ricefield Ln. ............       20%       30,495       100.0%     $213,524   $  7.00       1
135 Ricefield Ln. ............       10%       32,340       100.0%     $215,685   $  6.67       1
85 Adams Dr. .................       90%       20,000       100.0%     $280,000   $ 14.00       1
395 Oser Ave. ................      100%       50,000        99.0%     $452,925   $  9.15       1

                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                     LAND    CLEARANCE
                                 PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
PROPERTY                          OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)   (FEET)(1)
--------                        ------------ ------------ ------------- --------- -----------
185 Oser Ave. .................    100%           Fee         1974           2.0      18
25 Davids Dr. .................    100%           Fee         1975           3.2      20
45 Adams Ave. .................    100%           Fee         1979           2.1      18
225 Oser Ave. .................    100%           Fee         1977           1.2      14
180 Oser Ave. .................    100%           Fee         1978           3.4      16
360 Oser Ave. .................    100%           Fee         1981           1.3      18
400 Oser Ave. .................    100%           Fee         1982           9.5      16
375 Oser Ave. .................    100%           Fee         1981           1.2      18
425 Rabro Drive ...............    100%           Fee         1980           4.0      16
390 Motor Parkway .............    100%           Fee         1980          10.0      14
400 Moreland Road(3) ..........    100%           Fee         1967           6.3      17
600 Old Willets Path ..........    100%           Fee         1965           4.5      14
                                                                           -----
Total-Vanderbilt Industrial
 Park(4) ......................                                            160.4
                                                                           -----
Airport International Plaza
 Islip, NY
20 Orville Dr. ................    100%           Fee         1978           1.0      16
25 Orville Dr. ................    100%           Fee         1970           2.2      16
50 Orville Dr. ................    100%           Fee         1976           1.6      15
65 Orville Dr. ................    100%           Fee         1971           2.2      14
70 Orville Dr. ................    100%           Fee         1975           2.3      22
80 Orville Dr. ................    100%           Fee         1988           6.5      16
85 Orville Dr. ................    100%           Fee         1974           1.9      14
95 Orville Dr. ................    100%           Fee         1974           1.8      14
110 Orville Dr. ...............    100%           Fee         1979           6.4      24
180 Orville Dr. ...............    100%           Fee         1982           2.3      16
1101 Lakeland Ave. ............    100%           Fee         1983           4.9      20
1385 Lakeland Ave. ............    100%           Fee         1973           2.4      16
125 Wilbur Place ..............    100%           Fee         1977           4.0      16
140 Wilbur Place ..............    100%           Fee         1973           3.1      20
160 Wilbur Place ..............    100%           Fee         1978           3.9      16
170 Wilbur Place ..............    100%           Fee         1979           4.9      16
4040 Veterans Highway .........    100%           Fee         1972           1.0      14
120 Wilbur Place ..............    100%           Fee         1972           2.8      16
2002 Orville Drive North ......    100%           Fee         2000          15.8      24
2004 Orville Drive North ......    100%           Fee         1998           7.4      24
2005 Orville Drive North ......    100%           Fee         1999           8.7      24
                                                                           -----
Total-Airport
 International Plaza ..........                                             87.1
                                                                           -----
County Line Industrial
 Center
 Melville, NY
5 Hub Dr ......................    100%           Fee         1979           6.9      20
10 Hub Dr. ....................    100%           Fee         1975           6.6      20
30 Hub Drive ..................    100%           Fee         1976           5.1      20
265 Spagnoli Rd. ..............    100%           Fee         1978           6.0      20
                                                                           -----
Total-County Line
 Industrial Center ............                                             24.6
                                                                           -----
Standalone Long Island
 Properties
Islip/Islandia
32 Windsor Pl.
 Islip, NY ....................    100%           Fee         1971           2.5      18
42 Windsor Pl.
 Islip, NY ....................    100%           Fee         1972           2.4      18
208 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           2.4      14
210 Blydenburgh Rd.
 Islandia, NY .................    100%           Fee         1969           1.2      14
71 Hoffman Ln.
 Islandia, NY .................    100%           Fee         1970           5.8      16
135 Fell Ct.
 Islip, NY ....................    100%           Fee         1965           3.2      16
                                                                           -----
Subtotal Islip/Islandia                                                     17.5
                                                                           -----
Farmingdale
70 Schmitt Boulevard,
 Farmingdale, NY ..............    100%           Fee         1975           4.4      18
105 Price Parkway,
 Farmingdale, NY ..............    100%           Fee         1969          12.0      26
110 Bi County Blvd.
 Farmingdale, NY ..............    100%           Fee         1984           9.5      19
                                                                           -----
Subtotal Farmingdale                                                        25.9
                                                                           -----
Melville
70 Maxess Rd,
 Melville, NY .................    100%           Fee         1969           9.3      15
20 Melville Park Rd,
 Melville, NY .................    100%           Fee         1965           4.0      23


                                  PERCENTAGE                                           ANNUAL
                                   OFFICE/                                              BASE
                                   RESEARCH                                             RENT    NUMBER
                                     AND        RENTABLE                                PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE    LEASED   TENANT
PROPERTY                            FINISH        FEET        LEASED      RENT(2)     SQ. FT.   LEASES
--------                        ------------- ------------ ----------- ------------- --------- -------
185 Oser Ave. .................       40%         30,000       100.0%   $   195,250  $  6.51       1
25 Davids Dr. .................       90%         40,000       100.0%   $   340,000  $  8.50       1
45 Adams Ave. .................       90%         28,000       100.0%   $   245,000  $  8.75       1
225 Oser Ave. .................       80%         10,000        99.6%   $   116,175  $ 11.67       1
180 Oser Ave. .................       35%         61,264       100.0%   $   491,344  $  8.02       9
360 Oser Ave. .................       35%         23,000       100.0%   $   135,777  $  5.90       1
400 Oser Ave. .................       30%        164,936        94.3%   $ 1,358,265  $  8.74      26
375 Oser Ave. .................       40%         20,000       100.0%   $    69,626  $  3.48       1
425 Rabro Drive ...............       25%         65,421       100.0%   $   695,098  $ 10.63       1
390 Motor Parkway .............        4%        181,060       100.0%   $   998,576  $  5.52       1
400 Moreland Road(3) ..........       10%         56,875         0.0%   $         0  $  0.00       0
600 Old Willets Path ..........       25%         69,627       100.0%   $   421,264  $  6.05       1
                                                 -------                -----------               --
Total-Vanderbilt Industrial
 Park(4) ......................                2,379,404        88.4%   $12,486,151  $  6.08     110
                                               ---------                -----------              ---
Airport International Plaza
 Islip, NY
20 Orville Dr. ................       50%         12,900       100.0%   $   188,989  $ 14.65       1
25 Orville Dr. ................      100%         33,655       100.0%   $   506,572  $ 15.05       2
50 Orville Dr. ................       20%         28,000        99.8%   $   264,493  $  9.48       3
65 Orville Dr. ................       13%         32,000       100.0%   $   197,117  $  6.16       2
70 Orville Dr. ................        7%         41,508       100.0%   $   340,037  $  8.19       2
80 Orville Dr. ................       21%         92,544        90.4%   $   577,727  $  6.90       6
85 Orville Dr. ................       20%         25,000       100.0%   $   166,992  $  6.66       2
95 Orville Dr. ................       10%         25,300       100.0%   $   130,717  $  5.17       1
110 Orville Dr. ...............       15%        110,000       100.0%   $   665,500  $  6.05       1
180 Orville Dr. ...............       18%         37,612       100.0%   $   199,900  $  5.31       2
1101 Lakeland Ave. ............        8%         90,411       100.0%   $   546,987  $  6.05       1
1385 Lakeland Ave. ............       18%         35,000       100.0%   $   196,181  $  5.61       3
125 Wilbur Place ..............       31%         62,686        87.0%   $   365,036  $  6.69      10
140 Wilbur Place ..............       37%         48,500       100.0%   $   304,322  $  6.27       2
160 Wilbur Place ..............       30%         62,710       100.0%   $   544,667  $  8.69       2
170 Wilbur Place ..............       28%         72,062       100.0%   $   446,784  $  6.19       6
4040 Veterans Highway .........      100%          2,800       100.0%   $    20,649  $  7.37       1
120 Wilbur Place ..............       15%         34,866       100.0%   $   234,011  $  6.71       4
2002 Orville Drive North ......       17%        206,000       100.0%   $ 1,734,856  $  8.42       2
2004 Orville Drive North ......       20%        106,515       100.0%   $   761,324  $  7.15       1
2005 Orville Drive North ......       20%        130,010       100.0%   $   983,816  $  7.57       1
                                               ---------                -----------              ---
Total-Airport
 International Plaza ..........                1,290,079        98.7%   $ 9,376,677  $  7.36      55
                                               ---------                -----------              ---
County Line Industrial
 Center
 Melville, NY
5 Hub Dr ......................       20%         88,001       100.0%   $   556,565  $  6.32       2
10 Hub Dr. ....................       15%         95,671       100.0%   $   723,670  $  7.56       3
30 Hub Drive ..................       18%         73,127       100.0%   $   499,492  $  6.83       2
265 Spagnoli Rd. ..............       28%         85,555       100.0%   $   700,554  $  8.19       3
                                               ---------                -----------              ---
Total-County Line
 Industrial Center ............                  342,354       100.0%   $ 2,480,281  $  7.24      10
                                               ---------                -----------              ---
Standalone Long Island
 Properties
Islip/Islandia
32 Windsor Pl.
 Islip, NY ....................       10%         43,000       100.0%   $   149,892  $  3.49       1
42 Windsor Pl.
 Islip, NY ....................        8%         65,000       100.0%   $   151,667  $  2.33       1
208 Blydenburgh Rd.
 Islandia, NY .................       17%         24,000       100.0%   $   123,430  $  5.14       4
210 Blydenburgh Rd.
 Islandia, NY .................       16%         20,000       100.0%   $   114,224  $  5.71       2
71 Hoffman Ln.
 Islandia, NY .................       10%         30,400       100.0%   $    82,561  $  2.72       1
135 Fell Ct.
 Islip, NY ....................       20%         30,124       100.0%   $   244,205  $  8.11       1
                                               ---------                -----------              ---
Subtotal Islip/Islandia                          212,524       100.0%   $   865,979  $  4.07      10
                                               ---------                -----------              ---
Farmingdale
70 Schmitt Boulevard,
 Farmingdale, NY ..............       10%         76,312       100.0%   $   582,060  $  7.63       1
105 Price Parkway,
 Farmingdale, NY ..............        9%        297,000       100.0%   $ 1,473,075  $  4.96       1
110 Bi County Blvd.
 Farmingdale, NY ..............       45%        147,303        99.6%   $ 1,435,514  $ 10.37      10
                                               ---------                -----------              ---
Subtotal Farmingdale                             520,615        99.9%   $ 3,490,649  $  6.71      12
                                               ---------                -----------              ---
Melville
70 Maxess Rd,
 Melville, NY .................       38%         78,600       100.0%   $   720,577  $  9.17       1
20 Melville Park Rd,
 Melville, NY .................       66%         67,922       100.0%   $   401,204  $  5.91       1

                                             OWNERSHIP
                                             INTEREST
                                              (GROUND
                                               LEASE                      LAND    CLEARANCE
                              PERCENTAGE    EXPIRATION        YEAR        AREA      HEIGHT
PROPERTY                       OWNERSHIP       DATE)      CONSTRUCTED   (ACRES)   (FEET)(1)
--------                     ------------ -------------- ------------- --------- -----------
45 Melville Park Drive,
 Melville, NY ..............    100%            Fee             1998        4.2      24
65 Marcus Drive.
 Melville, NY ..............    100%            Fee             1968        5.0      16
                                                                          -----
Subtotal Melville                                                          22.5
                                                                          -----
Hauppauge
300 Motor Parkway,
 Hauppauge, NY .............    100%            Fee             1979        4.2      14
1516 Motor Parkway,
 Hauppauge, NY .............    100%            Fee             1981        7.9      24
                                                                          -----
Subtotal Hauppauge .........                                               12.1
                                                                          -----
Other
933 Motor Parkway
 Smithtown, NY .............    100%            Fee             1973        5.6      20
65 S. Service Rd.
 Plainview, NY(5) ..........    100%            Fee             1961        1.6      14
85 S. Service Rd.
 Plainview, NY .............    100%            Fee             1961        1.6      14
19 Nicholas Dr.,
 Yaphank, NY (6) ...........    100%            Fee             1989       29.6      24
48 Harbor Park Dr.,
 Port Washington, NY .......    100%            Fee             1976        2.7      16
110 Marcus Dr.,
 Huntington, NY ............    100%            Fee             1980        6.1      20
35 Engle St.,
 Hicksville, NY ............    100%       Leasehold(7)         1966        4.0      24
100 Andrews Rd.,
 Hicksville, NY ............    100%            Fee             1954       11.7      25
                                                                          -----
Subtotal other                                                             62.9
                                                                          -----
Total Long Island
 Properties ................                                              413.0
                                                                          -----
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY ..............    100%            Fee             1964        3.6      16
500 Saw Mill Rd.,
 Elmsford, NY ..............    100%            Fee             1968        7.3      22
                                                                          -----
Total-Standalone
 Westchester Industrial
 Properties ................                                               10.9
                                                                          -----
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ......    100%            Fee             1965       13.5      16
100 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1986        3.5      24
200 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989       12.7      28
300 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989        4.2      24
400 Forge Way,
 Rockaway, NJ ..............    100%            Fee             1989       12.8      28
                                                                          -----
Total New Jersey
 Standalone
 Industrial Properties .....                                               46.7
                                                                          -----
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ...............    100%            Fee        1971-1979       36.1      22
                                                                          -----
Total Connecticut
 Standalone Industrial
 Property                                                                  36.1
                                                                          -----
Total-Industrial
 Properties (4)                                                           506.7
                                                                          =====


                               PERCENTAGE                                            ANNUAL
                                OFFICE/                                               BASE
                                RESEARCH                                              RENT     NUMBER
                                  AND        RENTABLE                                 PER        OF
                              DEVELOPMENT     SQUARE      PERCENT    ANNUAL BASE     LEASED    TENANT
PROPERTY                         FINISH        FEET        LEASED      RENT(2)      SQ. FT.    LEASES
--------                     ------------- ------------ ----------- ------------- ----------- -------
45 Melville Park Drive,
 Melville, NY ..............       22%         40,247       100.0%   $   584,542    $ 14.52       1
65 Marcus Drive.
 Melville, NY ..............       50%         60,000       100.0%   $   646,375    $ 10.77       1
                                               ------                -----------                  -
Subtotal Melville                             246,769       100.0%   $ 2,352,698    $  9.53       4
                                              -------                -----------                  -
Hauppauge
300 Motor Parkway,
 Hauppauge, NY .............      100%         55,942        96.8%   $   880,587    $ 17.92       9
1516 Motor Parkway,
 Hauppauge, NY .............        5%        140,000       100.0%   $   878,850    $  6.28       1
                                              -------                -----------                  -
Subtotal Hauppauge .........                  195,942        99.1%   $ 1,759,437    $  9.06      10
                                              -------                -----------                 --
Other
933 Motor Parkway
 Smithtown, NY .............       26%         48,000        50.0%   $   153,387    $  6.39       1
65 S. Service Rd.
 Plainview, NY(5) ..........       10%         10,000       100.0%   $    61,499    $  6.15       1
85 S. Service Rd.
 Plainview, NY .............       60%         20,000       100.0%   $   132,113    $  6.61       2
19 Nicholas Dr.,
 Yaphank, NY (6) ...........        5%        230,000       100.0%   $ 1,353,042    $  5.88       1
48 Harbor Park Dr.,
 Port Washington, NY .......      100%         35,000       100.0%   $   765,072    $ 21.86       1
110 Marcus Dr.,
 Huntington, NY ............       39%         78,240       100.0%   $   526,364    $  6.73       1
35 Engle St.,
 Hicksville, NY ............        8%        120,283       100.0%   $   610,892    $  5.08       1
100 Andrews Rd.,
 Hicksville, NY ............       12%        167,754       100.0%   $ 1,188,780    $  7.09       2
                                              -------                -----------                 --
Subtotal other                                709,277        96.6%   $ 4,791,149    $  7.00      10
                                              -------                -----------                 --
Total Long Island
 Properties ................                5,896,964        94.7%   $37,603,021    $  6.80     216
                                            ---------                -----------                ---
Standalone Westchester
 Properties
100 Grasslands Rd.,
 Elmsford, NY ..............      100%         47,690       100.0%   $   825,670    $ 17.31       4
500 Saw Mill Rd.,
 Elmsford, NY ..............       17%         92,000       100.0%   $   920,000    $ 10.00       1
                                            ---------                -----------                ---
Total-Standalone
 Westchester Industrial
 Properties ................                  139,690       100.0%   $ 1,745,670    $ 12.50       5
                                            ---------                -----------                ---
Standalone New Jersey
 Industrial Properties
40 Cragwood Rd,
 South Plainfield, NJ ......       49%        135,000        67.2%   $ 1,421,202    $ 15.68       4
100 Forge Way,
 Rockaway, NJ ..............       12%         20,150       100.0%   $   174,597    $  8.66       5
200 Forge Way,
 Rockaway, NJ ..............       23%         72,118       100.0%   $   586,560    $  8.13       2
300 Forge Way,
 Rockaway, NJ ..............       37%         24,200       100.0%   $   230,050    $  9.51       2
400 Forge Way,
 Rockaway, NJ ..............       20%         73,000       100.0%   $   499,620    $  6.84       3
                                            ---------                -----------                ---
Total New Jersey
 Standalone
 Industrial Properties .....                  324,468        86.3%   $ 2,912,029    $ 10.40      16
                                            ---------                -----------                ---
Standalone Connecticut
 Industrial Property
710 Bridgeport
 Shelton, CT ...............       30%        452,414        54.3%   $ 2,032,502    $  8.27       1
                                            ---------                -----------                ---
Total Connecticut
 Standalone Industrial
 Property                                     452,414        54.3%   $ 2,032,502    $  8.27       1
                                            ---------                -----------                ---
Total-Industrial
 Properties (4)                             6,813,536        91.7%   $44,293,222    $  7.15     238
                                            =========                ===========                ===

----------------
(1) Calculated as the difference from the lowest beam to floor.

(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2001 adjusted for scheduled contractual increases during the 12 months ending December 31, 2002. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2002. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) Property under redevelopment.

(4) Percent leased and annual base rent per leased square foot excludes properties under development.

(5) Property was sold subsequent to December 31, 2001.

(6) The actual fee interest is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

(7) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.

RETAIL PROPERTIES

     As of December 31, 2001, the Operating Partnership owned two free-standing 10,000 square foot retail properties located in Great Neck and Huntington, New York of which one property is fully leased and one property is vacant.

DEVELOPMENTS IN PROGRESS

     As of December 31, 2001, the Operating Partnership had invested approximately $143.7 million in developments in progress. This amount includes approximately $62.4 million relating to existing buildings encompassing approximately 464,000 square feet. In addition, the Operating Partnership has also invested approximately $81.3 million relating to 13 parcels of land which it can develop approximately 2.8 million square feet of office and industrial space. One of these parcels, a 32 acre land parcel located in Rye Brook, NY, is currently under contract for sale and is scheduled to close during 2002. In addition, the Operating Partnership is scheduled to acquire, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space.

THE OPTION PROPERTIES

     In connection with the IPO, the Operating Partnership was granted a ten year option to acquire ten properties (the "Option Properties") which were not contributed to the Operating Partnership and are either owned by Reckson or in which Reckson owns a non controlling minority interest.

     As of December 31, 2001, the Operating Partnership has acquired four of the Option Properties for an aggregate purchase price of approximately $35 million and the issuance of approximately 475,000 Class A common units. In addition, during 1998, one of the Option Properties was sold by Reckson to a third party.

     The remaining Option Properties consist of three Class A office properties encompassing approximately 311,000 square feet and two industrial properties encompassing approximately 69,000 square feet.

HISTORICAL   NON-INCREMENTAL  REVENUE-GENERATING  CAPITAL  EXPENDITURES,  TENANT
IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot recurring, non-incremental revenue-generating capital expenditures and non-incremental revenue-generating tenant improvement costs and leasing commissions incurred by the Operating Partnership to retain revenues attributable to existing leased space for the period 1997 through 2001 for the Operating Partnership's office and industrial properties. As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the table set forth immediately below. The historical capital expenditures, tenant improvement costs and leasing commissions set forth below are not necessarily indicative of future recurring, non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions.



                                                 1997            1998            1999            2000            2001
                                           --------------- --------------- --------------- --------------- ---------------
NON-INCREMENTAL REVENUE GENERATING
 CAPITAL EXPENDITURES
 Suburban Office Properties
 Total ...................................   $ 1,108,675     $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 4,606,069
 Per square foot .........................   $      0.22     $      0.23     $      0.23     $      0.33     $      0.45
 NYC Office Properties
 Total ...................................       N/A             N/A             N/A         $   946,718     $ 1,584,501
 Per square foot .........................       N/A             N/A             N/A         $      0.38     $      0.45
 Industrial Properties ...................
 Total ...................................   $   733,233     $ 1,205,266     $ 1,048,688     $   813,431     $   711,666
 Per square foot .........................   $      0.15     $      0.12     $      0.11     $      0.11     $      0.11
NON-INCREMENTAL REVENUE GENERATING TENANT
 IMPROVEMENT COSTS AND LEASING COMMISSIONS
Long Island Office Properties
 Annual Tenant Improvement Costs .........   $   784,044     $ 1,140,251     $ 1,009,357     $ 2,853,706     $ 2,722,457
 Per square foot improved ................          7.00            3.98            4.73            6.99            8.47
 Annual Leasing Commissions ..............   $   415,822     $   418,191     $   551,762     $ 2,208,604     $ 1,444,412
 Per square foot leased ..................          4.83            1.46            2.59            4.96            4.49
 Total per square foot ...................   $     11.83     $      5.44     $      7.32     $     11.95     $     12.96
Westchester Office Properties
 Annual Tenant Improvement Costs .........   $ 1,211,665     $   711,160     $ 1,316,611     $ 1,860,027     $ 2,584,728
 Per square foot improved ................           8.9            4.45            5.62            5.72            5.91
 Annual Leasing Commissions ..............   $   366,257     $   286,150     $   457,730     $   412,226     $ 1,263,012
 Per square foot leased ..................          2.69            1.79            1.96            3.00            2.89
 Total per square foot ...................   $     11.59     $      6.24     $      7.58     $      8.72     $      8.80
Connecticut Office Properties
 Annual Tenant Improvement Costs .........   $ 1,022,421     $   202,880     $   179,043     $   385,531     $   213,909
 Per square foot improved ................         13.39            5.92            4.88            4.19            1.46
 Annual Leasing Commissions ..............   $   256,615     $   151,063     $   110,252     $   453,435     $   209,322
 Per square foot leased ..................          3.36            4.41            3.00            4.92            1.43
 Total per square foot ...................   $     16.75     $     10.33     $      7.88     $      9.11     $      2.89
New Jersey Office Properties
 Annual Tenant Improvement Costs .........       N/A         $   654,877     $   454,054     $ 1,580,323     $ 1,146,385
 Per square foot improved ................       N/A                3.78            2.29            6.71            2.92
 Annual Leasing Commissions ..............       N/A         $   396,127     $   787,065     $ 1,031,950     $ 1,602,962
 Per square foot leased ..................       N/A                2.08            3.96            4.44            4.08
 Total per square foot ...................       N/A         $      5.86     $      6.25     $     11.15     $      7.00
New York Office Properties
 Annual Tenant Improvement Costs .........       N/A             N/A             N/A         $    65,267     $   788,930
 Per square foot improved ................       N/A             N/A             N/A                1.79           15.69
 Annual Leasing Commissions ..............       N/A             N/A             N/A         $   418,185     $ 1,098,829
 Per square foot leased ..................       N/A             N/A             N/A               11.50           21.86
 Total per square foot ...................       N/A             N/A             N/A         $     13.29     $     37.55
Industrial Properties
 Annual Tenant Improvement Costs .........   $   230,466     $   283,842     $   375,646     $   650,216     $ 1,366,488
 Per square foot improved ................          0.55            0.76            0.25            0.95            1.65
 Annual Leasing Commissions ..............   $    81,013     $   200,154     $   835,108     $   436,506     $   354,572
 Per square foot leased ..................          0.19            0.44            0.56            0.64            0.43
 Total per square foot ...................   $      0.74     $      1.20     $      0.81     $      1.59     $      2.08

                              Mortgage Indebtedness


     The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 2001.



                                           PRINCIPAL
                                             AMOUNT                                                   AMORTIZATION
PROPERTY                                  OUTSTANDING        INTEREST RATE        MATURITY DATE         SCHEDULE
--------                                ---------------   ------------------   -------------------   -------------
                                         (IN THOUSANDS)
80 Orville Drive ....................      $   2,616             10.10 %       February 1, 2004      (3)
395 North Service Road ..............         20,117              6.45 %       October 26, 2005      (2)
200 Summit Lake Drive ...............         19,770              9.25 %       January 1, 2006       25 year
1350 Avenue of the Americas .........         75,000              6.52 %       June 1, 2006          30 year (5)
Landmark Square .....................         46,069              8.02 %       October 7, 2006       25 year
100 Summit Lake Drive ...............         20,373              8.50 %       April 1, 2007         15 year
333 Earl Ovington Blvd (1) ..........         54,785              7.72 %       August 14, 2007       25 year
810 7th Avenue ......................         84,280              7.73 %       August 1, 2009        25 year
100 Wall Street .....................         36,522              7.73 %       August 1, 2009        25 year
6800 Jericho Turnpike ...............         14,131              8.07 %       July 1, 2010          25 year
6900 Jericho Turnpike ...............          7,458              8.07 %       July 1, 2010          25 year
580 White Plains Road ...............         12,879              7.86 %       September 1, 2010     25 year
919 3rd Avenue (6) ..................        249,080              6.867%       August 1, 2011        30 year
110 Bi-County Blvd. .................          3,849              9.125%       November 30, 2012     20 year
120 West 45th Street ................         65,214              6.82%(4)     November 1, 2027      28 year
One Orlando Center ..................         38,934              6.82% (4)    November 1, 2027      28 year
                                           ---------
Total ...............................      $ 751,077
                                           =========

----------------
(1) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $32.9 million.

(2) Principal payments of $34,000 per month.

(3) Interest only

(4) Subject to interest rate adjustment on November 1, 2004.

(5) Interest only for the first year; 30 years thereafter.

(6) The company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $127.0 million.

ITEM 3. LEGAL PROCEEDINGS

     Except as set forth below, the Operating Partnership is not presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of the Operating Partnership.

     On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners ("RSVP"), the Company, and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which the Operating Partnership invested with RSVP in a venture with certain of the plaintiffs. The plaintiff's petition alleges, among other things, that the defendants committed an anticipatory breach of the joint venture agreements and defrauded them into contributing assets into the joint venture. Plaintiff's petition seeks unspecified monetary damages, equitable relief and a declaratory adjudication of the parties' contractual rights, including whether a certain "buy-sell" provision has been properly triggered. The case was removed to the United States District Court for the Western District of Oklahoma. The Defendants have denied all allegations. In addition, the defendants counter-sued plaintiffs for breach of their contractual and fiduciary duties, and misappropriation of approximately $30 million of the proceeds from the sale of an asset owned by the venture which the defendants claim was wrongly applied to pay off certain loans that Burgess and his wife personally guaranteed, rather than distributed to RAP-Dominion in accordance with the joint venture agreement. The defendants also allege that not only was the buy-sell trigger invalidly triggered, but the valuation formulas proposed violate the agreement. The Operating Partnership believes that the claims asserted against it and RAP-Dominion are without merit and intends to defend against them vigorously. The Operating Partnership also intends to pursue its rights to recover the misappropriated funds and other appropriate relief.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     None.

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS

     There is no established trading market for the Registrant's common equity. As of March 14, 2002, there were 93 holders of the Registrant's common equity.

     The following table sets forth, for the periods indicated, the distributions declared on the Class A common units and the Class B common units.


CLASS A COMMON UNITS

         QUARTER ENDED                   DISTRIBUTION
         -------------                   ------------

         March 31, 2000 ..............   $  .37125
         June 30, 2000 ...............   $   .3860 (1)
         September 30, 2000 ..........   $   .3860
         December 31, 2000 ...........   $   .3860

         QUARTER ENDED                    DISTRIBUTION
         -------------                    ------------
         March 31, 2001 ..............   $   .3860
         June 30, 2001 ...............   $   .4246 (2)
         September 30, 2001 ..........   $   .4246
         December 31, 2001 ...........   $   .4246

 ---------------
(1) Commencing with the distribution for the quarter ending June 30, 2000, the Operating Partnership increased the quarterly distribution to $.386 per unit, which is equivalent to an annual distribution of $1.544 per unit.

(2) Commencing with the distribution for the quarter ending June 30, 2001, the Operating Partnership increased the quarterly distribution to $.4246 per unit, which is equivalent to an annual distribution of $1.6984 per unit.


CLASS B COMMON UNITS

        QUARTER ENDED                    DISTRIBUTION
        -------------                    ------------
         March 31, 2000 ..............   $ .5600
         June 30, 2000 ...............   $ .5867 (1)
         September 30, 2000 ..........   $ .6000
         December 31, 2000 ...........   $ .6000

         QUARTER ENDED                   DISTRIBUTION
         -------------                   ------------
               March 31, 2001 ..............   $ .6000
               June 30, 2001 ...............   $ .6164 (2)
               September 30, 2001 ..........   $ .6492
               December 31, 2001 ...........   $ .6492

----------------
(1) Commencing with the distribution for the three month period ended July 31, 2000, the Operating Partnership increased the quarterly distribution to $.60 per unit, which is equivalent to an annual distribution of $2.40 per unit.

(2) Commencing with the distribution for the three month period ended July 31, 2001, the Operating Partnership increased the quarterly distribution to $.6492 per unit, which is equivalent to an annual distribution of $2.5968 per unit.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS EXCEPT PER UNIT DATA AND PROPERTY COUNT)

                                                              RECKSON OPERATING PARTNERSHIP, L. P.
                                                               FOR THE YEAR ENDED DECEMBER
                                                                             31,
                                                              -----------------------------
                                                                    2001           2000
                                                              --------------- -------------
OPERATING DATA:
 Total revenues .............................................   $   540,454    $  509,917
 Total expenses .............................................       391,446       371,561
 Income before distribution to preferred unit holders,
  minority interests, valuation reserves and
  extraordinary loss ........................................       149,008       138,356
 Minority interests .........................................        15,975         9,120
 Extraordinary loss .........................................         2,898         1,571
 Valuation reserves on investments in affiliate loans and
  joint ventures and other investments ......................       166,101            --
 Preferred distributions ....................................        23,977        28,012
 Net income (loss) allocable to common unitholders ..........       (59,943)       99,653
PER UNIT DATA: (1)
Net income (loss) per common unit:
 Class A common unit ........................................   $      (.85)   $     1.50
 Class B common unit ........................................   $     (1.23)   $     2.30
Weighted average common units outstanding:
 Class A common units .......................................        55,773        50,766
 Class B common units .......................................        10,284        10,284
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation ...............   $ 2,880,879    $2,770,607
 Cash and cash equivalents (5) ..............................       121,773        16,624
 Total assets ...............................................     2,998,782     2,999,794
 Mortgage notes payable .....................................       751,077       728,971
 Unsecured credit facility (5) ..............................       271,600       216,600
 Unsecured term loan ........................................            --            --
 Senior unsecured notes .....................................       449,463       449,385
 Market value of equity (2) .................................     1,915,587     2,016,390
 Total market capitalization including debt (2 and 3) .......     3,251,599     3,397,204
OTHER DATA:
 Funds from operations (4) ..................................   $   183,641    $  169,911
 Total square feet (at end of period) .......................        20,611        21,291
 Number of properties (at end of period) ....................           182           188


                                                                  RECKSON OPERATING PARTNERSHIP, L. P.
                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                   1999           1998           1997
                                                              -------------- -------------- --------------
OPERATING DATA:
 Total revenues .............................................  $   403,142    $   266,312    $   153,348
 Total expenses .............................................      297,476        201,003        107,639
 Income before distribution to preferred unit holders,
  minority interests, valuation reserves and
  extraordinary loss ........................................      105,666         65,309         45,709
 Minority interests .........................................        6,802          2,819            920
 Extraordinary loss .........................................          629          1,993          2,808
 Valuation reserves on investments in affiliate loans and
  joint ventures and other investments ......................           --             --             --
 Preferred distributions ....................................       27,001         14,244             --
 Net income (loss) allocable to common unitholders ..........       71,234         46,253         41,981
PER UNIT DATA: (1)
Net income (loss) per common unit:
 Class A common unit ........................................  $      1.21    $       .98    $      1.06
 Class B common unit ........................................  $      1.94    $        --    $        --
Weighted average common units outstanding:
 Class A common units .......................................       47,975         47,201         39,743
 Class B common units .......................................        6,744             --             --
BALANCE SHEET DATA: (PERIOD END)
 Real estate, before accumulated depreciation ...............  $ 2,208,399    $ 1,737,133    $ 1,011,228
 Cash and cash equivalents (5) ..............................       21,122          2,228         21,676
 Total assets ...............................................    2,734,577      1,854,520      1,113,105
 Mortgage notes payable .....................................      459,174        253,463        180,023
 Unsecured credit facility (5) ..............................      297,600        465,850        210,250
 Unsecured term loan ........................................       75,000         20,000             --
 Senior unsecured notes .....................................      449,313        150,000        150,000
 Market value of equity (2) .................................    1,726,845      1,332,882      1,141,592
 Total market capitalization including debt (2 and 3) .......    2,993,756      2,119,936      1,668,800
OTHER DATA:
 Funds from operations (4) ..................................  $   132,444    $    98,501    $    69,619
 Total square feet (at end of period) .......................       21,385         21,000         13,645
 Number of properties (at end of period) ....................          189            204            155

----------------
(1) Based on the weighted average common units outstanding for the period then ended.

(2) Based on the market value of the Operating Partnership's common units, the stated value of the Operating Partnership's preferred units and the number of units outstanding at the end of the period.

(3) Debt amount is net of minority partners' proportionate share of joint venture debt plus the Operating Partnership's share of unconsolidated joint venture debt.

(4) See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of funds from operations.

(5) On January 4, 2002, approximately $85 million of the cash proceeds received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY, was used to pay down the Operating Partnership's unsecured credit facility

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership's results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

     Rental revenue is recognized on a straight line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Operating Partnership's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

     The Operating Partnership makes estimates of the collectibility of its accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Operating Partnership specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Operating Partnership makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed beyond a year. These estimates have a direct impact on the Operating Partnership's net income, because a higher bad debt reserve results in less net income.

     The Operating Partnership records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Operating Partnership does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Operating Partnership considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Real Estate

     Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

     Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the term of the related leases.

     The Operating Partnership is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Operating Partnership's net income. Should the Operating Partnership lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

     Assessment by the Operating Partnership of certain other lease related costs must be made when the Operating Partnership has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

Long Lived Assets

     On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

     The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because taking an impairment results in an immediate negative adjustment to net income.

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

     As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986. These services are currently provided by Reckson Management, Inc., RANY Management Group, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is owned by certain executive officers of the Company owns a 3% controlling interest in the Service Companies.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently, the Operating Partnersihp owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $15.2 million. For purposes of its financial statements the Operating Partnership consolidates this joint venture.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $18.9 million. For purposes of its financial statements, the Operating Partnership consolidates this joint venture.

     As of December 31, 2001 the Operating Partnership owned 182 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.6 million rentable square feet, all of which are managed by the Operating Partnership. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 17 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and four properties located in White Plains, NY. Additionally, the Company owned 103 industrial properties encompassing approximately 6.8 million rentable square feet, of which 72 of these properties, or 59% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11th, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Operating Partnership is also obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. In addition, the Operating Partnership owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002. Since its formation, the Operating Partnership has developed or redeveloped 14 properties encompassing approximately 2.1 million square feet of office and industrial space.

     The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, NY, effectively increasing its economic interest in the property owning partnership and $36.5 million under three notes which are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property.

     The market capitalization of the Operating Partnership at December 31, 2001 was approximately $3.3 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and (iii) approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2001. As a result, the Operating Partnership's total debt to total market capitalization ratio at December 31, 2001 equaled approximately 41.1%. At December 31, 2001, the Operating Partnership had approximately $122 million of cash and cash equivalents on hand of which approximately $98.4 million was generated from the sale of a 49% interest in one of its major CBD assets. On January 4, 2002, the Operating Partnership repaid approximately $85 million of its short term debt from its cash and cash equivalents on hand.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Operating Partnership recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. Subsequent to December 31, 2001, the Operating Partnership charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Operating Partnership, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

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

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

     HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eleven executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. Currently, three of these office centers (including one joint venture location) aggregating 55,000 square feet with current contractual annual base rents of $1.4 million are in default under their lease terms. In addition, HQ has been experiencing financial difficulties and on March 13, 2002, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances as to whether HQ will affirm or reject its existing leases with the Operating Partnership. At this time it cannot be determined what impact their financial difficulties and bankruptcy filing will have on their ability to meet their future lease obligations with the Operating Partnership.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as Chief Executive Officer and Chairman of the Board of Directors of FrontLine. The Company's directors and officers own approximately 15.9% of FrontLine's outstanding common stock. Scott H, Rechler also serves as non-executive Chairman of the Board of HQ.

RESULTS OF OPERATIONS

     The Operating Partnership's total revenues increased by $30.5 million or 6.0% from 2000 to 2001 and $106.8 million or 26.5% from 1999 to 2000. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $45.7 million or 10.1% from 2000 to 2001 and $82.9 million or 22.5% from 1999 to 2000. The 2001 increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $29.3 million. In addition, $12.4 million of the increase was generated by the lease up of newly developed and redeveloped properties added to the operating portfolio. The increase in Property Operating Revenues offset the decrease of $15.2 million in other revenues. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the FrontLine Loans. In addition, $2.3 million of the decrease is attributable to lower equity in earnings of real estate joint ventures and service companies. The 2000 increase in Property Operating Revenues is substantially attributable to the Operating Partnership's entrance into the New York City market. The 1999 and 2000 acquisitions of the five properties comprising the New York City portfolio represented $48.6 million, or 58.6%, of the increase in Property Operating Revenues. Property Operating Revenues were also positively impacted by approximately $15.3 million from increases in occupancies and rental rates in our "same store" properties, and approximately $9.6 million from the lease up of newly developed and redeveloped properties added to the operating portfolio. These increases offset the impact of $14.8 million of Property Operating Revenues that were generated from "Big Box" industrial properties that were sold in 1999. The remaining balance of the increase in total revenues for 2000 is primarily attributable to an increase in gain on dispositions of real estate of approximately $11.8 million and an increase of approximately $8.1 million in other revenue related to interest earned on advances made under the FrontLine Loans.

     The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $41.6 million in 2001, $38.8 million in 2000 and $10.7 million in 1999. The 2001 and 2000 straight-line rent adjustment includes $26.9 million and $23.3 million, respectively, generated from the property located at 919 Third Avenue, New York, NY, which is attributable to rental abatement periods for the three largest tenants.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $11.2 million or 7.1% from 2000 to 2001 and $31.5 million or 25.0% from 1999 to 2000. The 2001 increase in Property Expenses is primarily due to an increase of $10.2 million in our "same-store" properties which consists of a $6.2 million increase in property operating expenses and a $4.0 million increase in real estate taxes. The increase in Property Expenses is also attributable to increases in labor costs, maintenance contracts and security costs. In addition, there was an increase in Property Expenses of $2.7 million due to higher occupancy levels at our developed and redeveloped properties. The 2000 increase in Property Expenses is substantially attributable to the Operating Partnership's entrance into the New York City market. The 1999 and 2000 acquisitions of the five properties comprising the New York City portfolio represented $25.0 million, or 79.4%, of the increase in Property Expenses. In addition, $6.5 million of the increase is attributable to expense growth in our "same store" properties.

     Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2001, 2000 and 1999 were 66.1%, 65.2% and 65.9%, respectively. The increase from 2000 to 2001 is primarily due to an increase in rental rates. The slight decrease from 1999 to 2000 in the gross operating margin percentages resulted from a larger proportionate share of gross operating margin derived from office properties, which has a lower gross margin percentage. The higher proportionate share of the gross operating margin attributable to the office properties was a result of the acquisition of five properties representing the Operating Partnership's entrance into the New York City market and the disposition of net leased "Big Box" industrial properties. This shift in the composition of the portfolio was offset by increases in rental rates and operating efficiencies realized as a result of operating a larger portfolio of properties with concentration of properties in office and industrial parks or in its established sub-markets.

     Marketing, general and administrative expenses were $26.8 million in 2001, $25.2 million in 2000 and $22.3 million in 1999. The increase in marketing, general and administrative expenses is primarily due to the increased costs of opening and maintaining the Operating Partnership's New York City division and maintaining offices and infrastructure in each of the Operating Partnership's markets including Long Island, Westchester, Southern Connecticut and Northern New Jersey and administrative costs associated with the growth of the Operating Partnership. The Operating Partnership's business strategy has been to expand further into the Tri-State Area suburban and CBD markets and the New York City market by applying its standards for high quality office and industrial space and premier tenant service to its New Jersey, Westchester, Southern Connecticut and New York City divisions. In doing this, the Operating Partnership seeks to create a superior franchise value that it enjoys in its home base of Long Island. Over the past three years the Operating Partnership has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in both marketing, general and administrative expenses as well as the revenue growth of the Operating Partnership. To a lesser extent, in 2001, the increase in marketing, general and administrative costs was impacted by legal and professional fees incurred in connection with certain cancelled acquisition transactions and amortization of deferred compensation costs. Marketing, general and administrative expense as a percentage of total revenues were 5.0% in 2001, 4.9% in 2000 and 5.5% in 1999.

     Interest expense was $93.1 million in 2001, $96.3 million in 2000 and $74.7 million in 1999. The decrease of $3.2 million from 2000 to 2001 is attributable to lower interest rates and a decreased average balance on the Operating Partnership's unsecured credit facility. This was partially offset by an increase in the Operating Partnership's mortgage notes payable which was the result of the refinancing of the property located at 919 Third Avenue, New York, NY. The increase of $21.6 million from 1999 to 2000 is primarily attributable to the debt incurred in connection with the acquisition of the five properties comprising the New York City portfolio. In addition, the increase was also attributable to a full year of interest on $300 million of senior unsecured notes issued in March 1999. The weighted average balance outstanding on the Operating Partnership's unsecured credit facility was $284.5 million in 2001, $416.5 million in 2000 and $423.8 million in 1999.

     Included in depreciation and amortization expense is amortized financing costs of $4.5 million in 2001, $4.1 million in 2000 and $3.4 million in 1999. The increase of approximately $700,000 from 1999 to 2000 is primarily attributable to the secured financings of the 919 Third Avenue and 1350 Avenue of the Americas properties located in New York, NY.

     For the year ended December 31, 2001, the Operating Partnership's consolidated statement of operations includes valuation reserve charges of $166.1 million which is comprised of the following: (i) valuation reserve charges, inclusive of anticipated costs, of $163 million related to the Operating Partnership's investments in the FrontLine Loans and joint ventures with RSVP (see Overview and Background for a further discussion of this valuation reserve charge), (ii) in November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock the Operating Partnership has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million and (iii) based on the Company's value assessment of its investment in Captivate Network, Inc., an unrelated technology based service company, the Operating Partnership recorded a valuation reserve charge of approximately $700,000.

     Extraordinary losses resulted in a $2.9 million loss in 2001, a $1.6 million loss in 2000 and a $629,000 loss in 1999. The extraordinary losses were all attributed to the write-offs of certain deferred loan costs incurred in connection with the Operating Partnership's refinancing of its debt.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows

     Net cash provided by operating activities totaled $188.8 million in 2001, $170.2 million in 2000 and $154.6 million in 1999. Increases each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and/or the increased occupancy levels of the Operating Partnership's development properties and the increase in rental rates in all of the Operating Partnership's markets.

     Net cash used in investing activities totaled $87.5 million in 2001, $261.3 million in 2000 and $391.8 million in 1999. Cash used in investing activities related primarily to investments in real estate properties including development costs. Included in these investing activities is the Operating Partnership's investments of approximately $18.7 million, $16.3 million and $14.7 million in RSVP-controlled (REIT qualified) joint ventures in each of the years then ended. In addition, during 1999, the Operating Partnership invested approximately $277.5 million for the acquisition of the first mortgage note securing the property located at 919 Third Avenue, New York, NY. Cash used in investing activities was offset by proceeds from the redemption of the Operating Partnership's preferred equity investments in Keystone Property Trust in 2001 and 2000 as well as from sales of real estate, securities and mortgage note receivable repayments in each of the years then ended.

     Net cash provided by financing activities totaled $3.8 million in 2001, $86.6 million in 2000 and $256.1 million in 1999. Cash provided by financing activities related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Operating Partnership's unsecured credit facility and term loan in each of the years then ended. Cash provided by financing activities in 1999 was also provided by proceeds from the issuance of preferred units and senior unsecured notes. Cash provided by financing activities was offset by advances made under the FrontLine Loans of approximately $7.2 million, $13.6 million and $81.0 million in each of the years then ended. Cash provided by financing activities was also offset by principal payments on secured borrowings, the unsecured credit facility and term loan as well as loan equity issuance costs and dividends and distributions.

Investing Activities

     On October 29, 2001, the Operating Partnership, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Operating Partnership's obligation to pay rent under this lease agreement was eliminated.

     On December 21, 2001, Metropolitan sold a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash. As a result, the Operating Partnership realized a gain of approximately $18.9 million.

     During the year ended December 31, 2001, the Operating Partnership sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Operating Partnership realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Operating Partnership's unsecured credit facility and to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986. The Operating Partnership has identified approximately 52.7 acres of land located in Valhalla, NY, for the purposes of this exchange.

     Subsequent to December 31, 2001, the Operating Partnership entered into a contract to sell two Class A office properties, located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

     The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP CONTROLLED
                                       JOINT VENTURES     AMOUNTS ADVANCED       TOTAL
                                      ----------------   ------------------   ----------
Privatization .....................        $21,480             $ 3,520         $ 25,000
Student Housing ...................         18,086               3,935           22,021
Medical Offices ...................         20,185                  --           20,185
Parking ...........................             --               9,091            9,091
Resorts ...........................             --               8,057            8,057
Net leased retail .................             --               3,180            3,180
Other assets and overhead .........             --              21,598           21,598
                                           -------             -------         --------
                                           $59,751             $49,381         $109,132
                                           -------             -------         --------

     Included in these investments is approximately $18.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

Financing Activities:

     During 2001, the Operating Partnership paid cash distributions on its Class A common units of approximately $1.62 per unit and approximately $2.50 per unit on its Class B common units.

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 Units at an average price of $25.32 per Unit. In addition, the Company increased its general partner interest in the Operating Partnership by acquiring 660,370 outstanding Units from certain limited partners in exchange for an equal number of shares of it's Class A common stock.

     Metropolitan is controlled by the Operating Partnership. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share and the Operating Partnerhsip issued 3,453,881 Class A common units to the Company. As a result of the minority partner's conversion of its preferred equity investment, the Operating Partnership owns 100% of Metropolitan.

     As of December 31, 2000, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Operating Partnership paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY and thereby increasing its availability under the Credit Facility to $388 million.

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

     On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Operating Partnership repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Credit Facility and from available cash on hand.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Previously, in conjunction with the Company's common stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million.

Capitalization

     The Operating Partnership's indebtedness at December 31, 2001 totaled approximately $1.3 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $271.6 million outstanding under the Credit Facility, approximately $449.5 million of senior unsecured notes and approximately $614.9 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.3 billion at December 31, 2001, (calculated based on the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class B common stock), the liquidation preference value of the Operating Partnership's preferred units and the $1.3 billion of debt), the Operating Partnership's debt represented approximately 41.1% of its total market capitalization. At December 31, 2001, the Operating Partnership had approximately $122 million of cash and cash equivalents on hand of which approximately $98.4 million was generated from the sale of a 49% interest in one of its major CBD assets. On January 4, 2002, the Operating Partnership repaid approximately $85 million of its short-term debt from cash and cash equivalents on hand.

Contractual Obligations and Commercial Commitments


     The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2001 (in thousands):

                                                                  MATURITY DATE
                                       --------------------------------------------------------------------
                                           2002       2003       2004       2005       2006     THEREAFTER      TOTAL
                                       ----------- ---------- ---------- ---------- ---------- ------------ -------------
Mortgage notes payable(1) ............  $ 11,356    $ 12,559   $ 13,493   $14,462    $ 14,097    $130,347    $  196,314
Mortgage notes payable (2) ...........        --          --      2,616    18,553     129,920     403,674       554,763
Senior unsecured notes ...............        --          --    100,000        --          --     350,000       450,000
Unsecured credit facility ............        --     271,600         --        --          --          --       271,600
Land lease obligations ...............     2,688       2,687      2,811     2,814       2,795      49,921        63,716
Air rights lease obligations .........       366         369        379       379         379       4,658         6,530
                                        --------    --------   --------   -------    --------    --------    ----------
                                        $ 14,410    $287,215   $119,299   $36,208    $147,191    $938,600    $1,542,923
                                        --------    --------   --------   -------    --------    --------    ----------

----------------
(1) Scheduled principal amortization payments
(2) Principal payments due at maturity

     Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

     In addition, at December 31, 2001, the Operating Partnership had approximately $24.3 million and $13.1 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2002 and 2003, respectively.

     The Operating Partnership is also obligated to purchase, for approximately $23.8 million, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. This acquisition will be financed in part from the sale proceeds of an office property currently being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and is scheduled to close during the first quarter of 2002.

     Thirteen of the Operating Partnership's office properties and two of the Operating Partnership's industrial properties which were acquired by the issuance of Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. The limitations on nine of the properties expire prior to June 30, 2003. The limitations on the remaining properties expire between 2007 and 2013.

     Eleven of the Operating Partnership's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy/sell provisions.

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In addition, the Operating Partnership also believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

     As a result of current economic conditions, certain companies who make up our tenant base have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower. Additionally, due to the events of September 11th, the Operating Partnership anticipates higher operating expenses as they relate to certain insurance coverage and security measures.

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

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalation over a base amount. The Operating Partnership believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above.

     The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for the Operating Partnership. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial
Data). FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnerships FFO calculation for the years ended December 31, (in thousands):

                                                                       2001           2000           1999
                                                                  -------------   ------------   -----------
Income (loss) before extraordinary loss .......................     $ (57,045)     $ 101,224      $  71,863
Less: .........................................................
 Extraordinary loss ...........................................         2,898          1,571            629
                                                                    ---------      ---------      ---------
Net Income ....................................................       (59,943)        99,653         71,234
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization ....................       100,967         90,552         72,124
 Minority interests' in consolidated partnerships .............        15,975          9,120          6,802
 Valuation reserves on investments in affiliate loans and joint
   ventures ...................................................       163,000             --             --
 Extraordinary loss ...........................................         2,898          1,571            629
Less:
 Gain on sales of real estate .................................        20,173         18,669         10,052
 Amount distributable to minority partners in consolidated
   partnerships ...............................................        19,083         12,316          8,293
                                                                    ---------      ---------      ---------
Funds From Operations .........................................     $ 183,641      $ 169,911      $ 132,444
                                                                    ---------      ---------      ---------
Weighted average units outstanding ............................        66,057         61,050         54,719
                                                                    =========      =========      =========

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

     The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2001 (dollars in thousands):

                                          FOR THE YEAR ENDED DECEMBER 31,
                      -----------------------------------------------------------------------
                           2002          2003          2004           2005          2006
                      ------------- ------------- -------------- ------------- --------------
Long term debt:
 Fixed rate .........   $  11,356     $  12,559     $  116,109     $  33,015     $  144,017
 Weighted average
   interest rate ....        7.52%         7.50%          7.47%         6.92%          7.38%

 Variable rate ......   $      --     $ 271,600     $       --     $      --     $       --
 Weighted average
   interest rate ....          --%         3.53%            --%           --%            --%


                        THEREAFTER       TOTAL (1)         F M V
                      -------------- ---------------- --------------
Long term debt:
 Fixed rate .........   $  884,021     $  1,201,077    $ 1,221,125
 Weighted average
   interest rate ....         7.34%            7.35%
 Variable rate ......   $       --     $    271,600    $   271,600
 Weighted average
   interest rate ....           --%            3.53%


----------------
(1) Includes unamortized issuance discounts of $537 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.7 million annual increase in interest expense based on approximately $271.6 million outstanding at December 31, 2001.

     The following table sets forth the Operating Partnership's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2001 (dollars in thousands):

                                       FOR THE YEAR ENDED DECEMBER 31,
                           --------------------------------------------------------
                               2002        2003        2004        2005      2006    THEREAFTER    TOTAL (2)      F M V
                           ------------ --------- ------------- --------- --------- ------------ ------------- -----------
Mortgage notes and notes receivable:
 Fixed rate ..............   $  1,165     $  --     $  36,500     $  --     $  --    $  16,990     $  54,655    $ 55,939
 Weighted average
   interest rate .........       9.00%       --%        10.23%       --%       --%       11.88%        10.72%


----------------
(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $1,579.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The  response  to  this item is included in a separate section of this Form
10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, AND 13.

     The Company is the sole managing general partner of the Operating Partnership. All of the Company's business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, and 13 is identical to the information contained in Items 10, 11, 12 and 13 of the Company's Form 10-K, which incorporates by reference information appearing in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2002 Annual Meeting. Such information is incorporated by reference in this Form 10-K.


                                      III-1

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                        PAGE
                                                                                       ------
   RECKSON OPERATING PARTNERSHIP, L. P.
   Report of Independent Auditors .................................................... IV-5
   Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 ......... IV-6
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999 ........................................................................ IV-7
   Consolidated Statements of Partners' Capital for the years ended December 31, 2001,
     2000, and 1999 .................................................................. IV-8
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999 ........................................................................ IV-9
   Notes to Financial Statements ..................................................... IV-10
   Schedule III -- Real Estate and Accumulated Depreciation .......................... IV-25


     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

 EXHIBIT     FILING
  NUMBER   REFERENCE
--------- -----------
    3.1        a          Amended and Restated Agreement of Limited Partnership of the Registrant
    3.2        e          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
    3.3        e          Series A Preferred Units of Limited Partnership Interest
    3.4        e          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
    3.5        e          Series B Preferred Units of Limited Partnership Interest
    3.6        h          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
    3.7        h          Series C Preferred Units of Limited Partnership Interest
    3.8        k          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
    4.1        g          Series D Preferred Units of Limited Partnership Interest
    4.2        g          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
    4.3        g          Series B Common Units of Limited Partnership Interest
    4.4        k          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
   10.1        d          Series E Preferred Partnership Units of Limited Partnership
   10.2        i          Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing
   10.3        i          Series F Junior Participating Preferred Partnership Units Issuable Under the Rights Plan
   10.4        i          Form of 7.40% Notes due 2004 of the Registrant
   10.5        i          Form of 7.75% Notes due 2009 of the Registrant
   10.6        i          Indenture, dated March 26, 1999, among the Registrant, Reckson Associates Realty Corp. (the "Company"),
   10.7        i          The Bank of New York, as trustee
   10.8        i          Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer and
   10.9        a          Company
   10.10       a          Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.
   10.11       n          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.12       c          between the Company and Donald Rechler
   10.13       b          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.14       a          between the Company and Scott Rechler
   10.15       n          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.16       d          between the Company and Mitchell Rechler
   10.17       d          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.18       i          between the Company and Gregg Rechler
   10.19       i          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.20       i          between the Company and Roger Rechler
   10.21       i          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.22       i          between the Company and Michael Maturo
   10.23       i          Amendment and Restatement of Employment and Non-Competition Agreement, dated as of August 15, 2000
   10.24       i          between the Company and Jason Barnett
   10.25       f          Purchase Option Agreements relating to the Reckson Option Properties
   10.26       h          Purchase Option Agreements relating to the Other Option Properties
   10.27       h          Amended and Restated 1995 Stock Option Plan
   10.28       h          1996 Employee Stock Option Plan
   10.29       l          Ground Leases for certain of the properties
   10.30       m          Indemnity Agreement relating to 100 Oser Avenue
   10.31       m          Amended and Restated 1997 Stock Option Plan
   10.32       i          1998 Stock Option Plan
   10.33       i          Note Purchase Agreement for the Senior Unsecured Notes
   10.34       i          Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Donald Rechler
   10.35       j          Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Scott Rechler
   10.36       j          Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Mitchell
   10.37       o          Rechler
   12.1                   Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Gregg Rechler
   21.1                   Amended and Restated Severance Agreement, dated August 15, 2000 between the Company and Roger Rechler
   23.0                   Consent of Independent Auditors
   24.1                   Power of Attorney (included in Part IV of the Form 10-K)


--------------
(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

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

(e) Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

(f) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 16, 1999 and incorporated herein by reference.

(g) Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.

(h) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.

(i) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.

(j) Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.

(k) Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 22, 2001 and incorporated herein by reference.

(l) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.

(m) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2001 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(B) REPORTS ON FORM 8-K

On October 16, 2001, the Registrant filed a report on Form 8-K relating to the status of FrontLine Capital Group's indebtedness to the Registrant.

On November 6, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation.

On November 7, 2001, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the third quarter.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on mARCH 19, 2002.

                                 RECKSON OPERATING PARTNERSHIP, L. P.


                                 By: RECKSON ASSOCIATES REALTY CORP.,
                                      its general partner

                                 By: /s/ Donald J. Rechler
                                     ---------------------------
                                     Donald J. Rechler,
                                     Chairman of the Board and Co-Chief
                                     Executive Officer


KNOW ALL MEN BY THESE PRESENTS,that we, the undersigned officers and directors of Reckson Associates Realty Corp., the corporate general partner of the registrant, hereby severally constitute Scott H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 19, 2002.

         SIGNATURE                        TITLE                        SIGNATURE                      TITLE
         ---------                        -----                        ---------                      -----

  /s/ Donald J. Rechler      Chairman of the Board,             /s/ Scott H. Rechler       Co-Chief Executive
-------------------------      Co-Chief Executive                 -----------------------    Officer and Director of
     Donald J. Rechler         Officer and Director                 Scott H. Rechler         Reckson Associates
                               (Principal Executive                                          Realty Corp.
                               Officer) of Reckson
                               AssociatesRealty Corp.

 /s/ Mitchell D. Rechler     Co-President, Chief                /s/ Gregg M. Rechler       Co-President, Chief
-------------------------      Administrative Officer           ------------------------     Operating Officer and
     Mitchell D. Rechl         and Director of Reckson              Gregg M. Rechler         Director of Reckson
                               Associates Realty Corp.                                       Associates Realty Corp.


    /s/ Michael Maturo       Executive Vice President,          /s/ Roger M. Rechler       Executive Vice-President,
-------------------------      Treasurer and Chief             --------------------------    Vice-Chairman of the
      Michael Maturo           Financial Officer (Principal         Roger M. Rechler         Board and Director of
                               Financial Officer and                                         Reckson Associates
                               Principal Accounting                                          Realty Corp.
                               Officer) of Reckson
                               Associates Realty Corp.


                             Director of Reckson                                           Director of Reckson
-------------------------      Associates Realty Corp.         ---------------------------   Associates Realty
        Harvey R. Blau                                              Leonard Feinstein        Corp.


                             Director of Reckson                  /s/ John V. Klein        Director of Reckson
-------------------------      Associates Realty Corp.         ---------------------------   Associates Realty
     Herve A. Kevenides                                               John V. N. Klein       Corp.


   /s/ Lewis S. Ranieri      Director of Reckson              /s/ Conrad D. Stephensen     Director of Reckson
-------------------------      Associates Realty Corp.        ----------------------------   Associates Realty
       Lewis S. Ranieri                                           Conrad D. Stephensen       Corp.



                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Reckson Operating Partnership, L. P.

     We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L. P. (the "Operating Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31 2001. We have also audited the financial statement schedule listed in the index at item 14 (a). These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L. P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  ERNST & YOUNG LLP

New York, New York
February 20, 2002,
except for Note 13,
as to which the date is
March 13, 2002

                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                        DECEMBER 31,
                                                                              ---------------------------------
                                                                                    2001              2000
                                                                              ---------------   ---------------
ASSETS
Commercial real estate properties, at cost (Notes 2, 3, 5, and 6) .........
 Land .....................................................................     $   408,837       $   396,482
 Buildings and improvements ...............................................       2,328,374         2,219,448
Developments in progress:
 Land .....................................................................          69,365            60,918
 Development costs ........................................................          74,303            93,759
Furniture, fixtures and equipment .........................................           7,725             7,138
                                                                                -----------       -----------
                                                                                  2,888,604         2,777,745
   Less accumulated depreciation ..........................................        (361,960)         (288,479)
                                                                                -----------       -----------
                                                                                  2,526,644         2,489,266
Investments in real estate joint ventures .................................           5,744             5,348
Investment in mortgage notes and notes receivable (Note 6) ................          56,234            58,220
Cash and cash equivalents (Note 9) ........................................         121,773            16,624
Tenant receivables ........................................................           9,633            11,511
Investments in service companies and affiliate loans and joint ventures
 (Note 8) .................................................................          84,142           218,779
Deferred rents receivable .................................................          81,089            67,930
Prepaid expenses and other assets .........................................          45,303            68,759
Contract and land deposits and pre-acquisition costs ......................           3,782             1,676
Deferred leasing and loan costs, less accumulated amortization of
 $41,411 and $32,773, respectively ........................................          64,438            61,681
                                                                                -----------       -----------
 Total Assets .............................................................     $ 2,998,782       $ 2,999,794
                                                                                ===========       ===========
LIABILITIES
Mortgage notes payable (Note 2) ...........................................     $   751,077       $   728,971
Unsecured credit facility (Note 3) ........................................         271,600           216,600
Senior unsecured notes (Note 4) ...........................................         449,463           449,385
Accrued expenses and other liabilities ....................................          84,651            93,520
Distributions payable .....................................................          32,988            28,801
                                                                                -----------       -----------
 Total Liabilities ........................................................       1,589,779         1,517,277
                                                                                -----------       -----------
Minority interests in consolidated partnerships ...........................         242,698           226,350
                                                                                -----------       -----------
Commitments and contingencies (Notes 9, 10, and 13) .......................              --                --
PARTNERS' CAPITAL (Note 7)
Preferred Capital, 11,222,965 and 11,234,518 units outstanding,
 respectively .............................................................         301,573           313,126
General Partners Capital:
 Class A common units, 49,982,377 and 45,352,286 outstanding,
   respectively ...........................................................         551,417           575,570
 Class B common units, 10,283,513 outstanding .............................         231,428           270,118
Limited Partners Capital, 7,487,218 and 7,694,642 units outstanding,
 respectively .............................................................          81,887            97,353
                                                                                -----------       -----------
 Total Partners Capital ...................................................       1,166,305         1,256,167
                                                                                -----------       -----------
   Total Liabilities and Partners Capital .................................     $ 2,998,782       $ 2,999,794
                                                                                ===========       ===========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                          2001             2000             1999
                                                                     --------------   --------------   --------------
REVENUES (Note 10):
Base rents .......................................................    $   437,802      $   397,327      $   324,146
Tenant escalations and reimbursements ............................         59,969           54,750           44,989
Equity in earnings of service companies and real estate joint
 ventures ........................................................          2,087            4,383            2,148
Interest income on mortgage notes and notes receivable ...........          6,238            8,212            7,944
Gain on sales of real estate (Note 6) ............................         20,173           18,669           10,052
Investment and other income ......................................         14,185           26,576           13,863
                                                                      -----------      -----------      -----------
 Total Revenues ..................................................        540,454          509,917          403,142
                                                                      -----------      -----------      -----------
EXPENSES:
Property operating expenses ......................................        168,664          157,456          125,994
Marketing, general and administrative ............................         26,794           25,221           22,269
Interest .........................................................         93,057           96,337           74,709
Depreciation and amortization ....................................        102,931           92,547           74,504
                                                                      -----------      -----------      -----------
 Total Expenses ..................................................        391,446          371,561          297,476
                                                                      -----------      -----------      -----------
Income before distributions to preferred unit holders,
 minority interests, valuation reserves and extraordinary
 loss ............................................................        149,008          138,356          105,666
Minority partners' interest in consolidated partnerships .........        (15,975)          (9,120)          (6,802)
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments (Notes 8 and 13) .................       (166,101)              --               --
                                                                      -----------      -----------      -----------
Income (loss) before extraordinary loss and distributions to
 preferred unitholders ...........................................        (33,068)         129,236           98,864
Extraordinary loss on extinguishment of debts ....................         (2,898)          (1,571)            (629)
                                                                      -----------      -----------      -----------
Net income (loss) ................................................        (35,966)         127,665           98,235
Preferred unit distributions .....................................        (23,977)         (28,012)         (27,001)
                                                                      -----------      -----------      -----------
Net income (loss) allocable to common unitholders ................    $   (59,943)     $    99,653      $    71,234
                                                                      ===========      ===========      ===========
 Net income (loss) allocable to:
   Class A common units ..........................................    $   (47,283)     $    76,046      $    58,124
   Class B common units ..........................................        (12,660)          23,607           13,110
                                                                      -----------      -----------      -----------
 Total ...........................................................    $   (59,943)     $    99,653      $    71,234
                                                                      ===========      ===========      ===========
 Net income (loss) per weighted average units:
   Class A common unit before extraordinary loss .................    $      (.81)     $      1.52      $      1.22
   Extraordinary loss per Class A common unit ....................        (   .04)          (  .02)          (  .01)
                                                                      -----------      -----------      -----------
   Net income (loss) per weighted average Class A
    common unit ..................................................    $      (.85)     $      1.50      $      1.21
                                                                      ===========      ===========      ===========
   Class B common unit before extraordinary loss .................    $     (1.17)     $      2.34      $      1.96
   Extraordinary loss per Class B common unit ....................        (   .06)          (  .04)          (  .02)
                                                                      -----------      -----------      -----------
   Net income (loss) per weighted average Class B
    common unit ..................................................    $     (1.23)     $      2.30      $      1.94
                                                                      ===========      ===========      ===========
 Weighted average common units outstanding:
   Class A common units ..........................................     55,773,000       50,766,000       47,975,000
   Class B common units ..........................................     10,284,000       10,284,000        6,744,000


                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                (IN THOUSANDS)

                                                GENERAL PARTNERS' CAPITAL
                                       -------------------------------------------
                                         PREFERRED       CLASS B        CLASS A          LIMITED              TOTAL
                                          CAPITAL     COMMON UNITS   COMMON UNITS   PARTNERS' CAPITAL   PARTNERS' CAPITAL
                                       ------------- -------------- -------------- ------------------- ------------------
BALANCE JANUARY 1, 1999 ..............  $  263,126     $      --      $ 485,341         $  94,125         $   842,592
Net Income ...........................          --        13,110         48,791             9,333              71,234
Contributions ........................     150,000       302,653          1,601                --             454,254
Distributions ........................          --       (14,787)       (58,561)          (10,987)            (84,335)
Retirement of units ..................          --       (30,287)            --            (1,485)            (31,772)
                                        ----------     ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 1999 ............     413,126       270,689        477,172            90,986           1,251,973
Net Income ...........................          --        23,607         64,552            11,494              99,653
Contributions ........................          --            --          6,701                --               6,701
Distributions ........................          --       (24,132)       (66,096)          (11,765)           (101,993)
Retirement / redemption of units .....    (100,000)          (46)        93,241             6,638                (167)
                                        ----------     ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 2000 ............     313,126       270,118        575,570            97,353           1,256,167
Net loss .............................          --       (12,660)       (41,253)           (6,030)            (59,943)
Contributions ........................          --            --         82,821            18,745             101,566
Distributions ........................          --       (26,030)       (81,142)          (12,604)           (119,776)
Retirement/redemption of units
 (Note7) .............................     (11,553)           --         15,421           (15,577)            (11,709)
                                        ----------     ---------      ---------         ---------         -----------
BALANCE DECEMBER 31, 2001 ............  $  301,573     $ 231,428      $ 551,417         $  81,887         $ 1,166,305
                                        ==========     =========      =========         =========         ===========

                (see accompanying notes to financial statements)

                     RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                                  2001             2000            1999
                                                                             --------------   -------------   -------------
Net income (loss) ........................................................     $  (35,966)     $  127,665      $   98,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization ...........................................        102,931          92,547          74,504
 Extraordinary loss on extinguishment of debts ...........................          2,898           1,571             629
 Minority partners' interests in consolidated partnerships ...............         15,975           9,120           6,802
 Gain on sales of real estate, securities and mortgage repayment .........        (20,173)        (18,669)         (9,657)
 Valuation reserves on investments in affiliate loans and joint
   ventures and other investments ........................................        166,101              --              --
 Equity in earnings of service companies and real estate joint
   ventures. .............................................................         (2,087)         (4,383)         (2,148)
Changes in operating assets and liabilities:
 Prepaid expenses and other assets .......................................         (4,869)         (9,568)        (24,292)
 Tenant and affiliate receivables ........................................          1,878          (6,394)             42
 Deferred rents receivable ...............................................        (38,186)        (35,798)         (2,158)
 Accrued expenses and other liabilities ..................................            342          14,152          12,618
                                                                               ----------      ----------      ----------
 Net cash provided by operating activities ...............................        188,844         170,243         154,575
                                                                               ----------      ----------      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ..........................             --        (190,548)       (284,741)
 Investment in mortgage notes and notes receivable .......................             --              --        (295,048)
 Increase in contract deposits and preacquisition costs ..................         (3,267)         (2,023)        (12,650)
 Additions to developments in progress ...................................         (8,260)        (13,392)         (9,615)
 Additions to commercial real estate properties ..........................       (152,074)        (89,818)        (28,135)
 Distributions from investments in real estate joint ventures ............             82             368             442
 Payment of leasing costs ................................................        (10,513)        (24,082)        (16,467)
 Additions to furniture, fixtures and equipment ..........................           (635)           (742)           (461)
 Investments in affiliate joint ventures .................................        (25,056)        (10,780)        (15,033)
 Proceeds from redemption of Keystone Property Trust preferred
   securities ............................................................         35,700          19,903              --
 Proceeds from sales of real estate, securities and mortgage note
   receivable repayments .................................................         76,503          49,810         269,916
                                                                               ----------      ----------      ----------
 Net cash used in investing activities ...................................        (87,520)       (261,304)       (391,792)
                                                                               ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from secured borrowings ........................................        325,000         297,163         125,548
 Principal payments on secured borrowings ................................       (302,894)        (27,367)         (4,714)
 Proceeds from issuance of senior unsecured notes, net of issuance
   costs .................................................................             --              --         299,262
 Payment of loan costs and prepayment penalties ..........................         (6,252)        (11,649)         (8,264)
 Investments in affiliate loans and service companies ....................        (14,227)        (14,568)       (126,249)
 Proceeds from unsecured credit facility and term loan ...................        153,000         689,600         397,500
 Principal payments on unsecured credit facility and term loan ...........        (98,000)       (845,600)       (510,750)
 Contributions ...........................................................          2,813           4,010         149,512
 Distributions ...........................................................       (139,568)       (128,369)       (104,246)
 Retirement of units .....................................................         (1,421)             --         (30,287)
 Contributions by minority partners in consolidated partnerships .........        101,832         135,975          75,500
 Distributions to minority partners in consolidated partnerships .........        (16,458)        (12,632)         (6,701)
                                                                               ----------      ----------      ----------
Net cash provided by financing activities ................................          3,825          86,563         256,111
                                                                               ----------      ----------      ----------
Net increase (decrease) in cash and cash equivalents .....................        105,149          (4,498)         18,894
Cash and cash equivalents at beginning of period .........................         16,624          21,122           2,228
                                                                               ==========      ==========      ----------
Cash and cash equivalents at end of period ...............................     $  121,773      $   16,624      $   21,122
                                                                               ==========      ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest, including interest
   capitalized ...........................................................     $  105,087      $  106,106      $   77,014
                                                                               ==========      ==========      ----------

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

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

ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     The Operating Partnership commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self administered and self managed real estate investment trust ("REIT"). During June, 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued units in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain business assets of the executive center entities and 100% of the non-voting preferred stock of the management and construction companies. At December 31, 2001, the Company's ownership percentage in the Operating Partnership is approximately 88.9%.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction Group, Inc. ("RCG"), in which the Operating Partnership owns a non-controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at December 31, 2001 represent a 49% interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and a 49% interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

     Tenant's lease security deposits aggregating approximately $5.1 million and $6.1 million at December 31, 2001 and 2000, respectively have been included in cash and cash equivalents on the accompanying balance sheets.

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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Net Income (Loss) Per Common Partnership Unit

     Net income (loss) per Class A common partnership unit and Class B Common partnership unit is determined by allocating net income (loss) after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)
1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Distributions to Preferred Unit Holders

     Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Recent Pronouncements

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001 requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the carrying value of the Operating Partnership's derivatives equaled their fair value and as a result no cumulative effect changes were recorded. Additionally, as of June 30, 2001, the fair value of the Operating Partnership's derivatives equaled approximately $3.7 million and was reflected in other assets and OCI on the Operating Partnership's balance sheet. On July 18, 2001, the mortgage note payable to which these derivatives relate to was funded (see Note 2) and their fair value at that time was approximately $676,000 less than their carrying value. This amount is being amortized to interest expense over the term of the mortgage note to which it relates. Because of the Operating Partnership's minimal use of derivatives, the adoption of this Statement did not have a significant effect on earnings or the financial position of the Operating Partnership.

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"; however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used". In addition, the Statement provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset or asset group to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset or asset group as "held for sale". The Operating Partnership's management does not anticipate that the adoption of this statement will have an effect on the earnings or the financial position of the Operating Partnership.

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     On June 1, 2001, the Operating Partnership refinanced a $70 million short-term variable rate mortgage note with a five year $75 million fixed rate mortgage note, which bears interest at 6.52% per annum. In addition, on July 18, 2001, the perating Partnership refinanced a $200 million short-term variable rate mortgage note with a ten year $250 million fixed rate mortgage note, which bears interest at 6.867% per annum. As a result of these refinancings, certain unamortized loan costs were written-off and accounted for as an extraordinary loss on the accompanying statement of operations. The net proceeds of approximately $50.4 million received by the Operating Partnership as a result of these refinancings was used to repay maturing fixed rate debt, the Operating Partnership's unsecured credit facility and for working capital purposes.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

2. MORTGAGE NOTES PAYABLE - (CONTINUED)

     On July 24, 2001, the Operating Partnership repaid a mortgage note in the amount of approximately $15.5 million from a portion of the proceeds received from the secured debt financing of the property located at 919 Third Avenue, New York, NY. In addition, during the fourth quarter of 2001, the Operating Partnership repaid two mortgage notes in the aggregate amount of approximately $8.8 million through a draw under the Operating Partnership's unsecured credit facility and from available cash on hand.

     At December 31, 2001, there were 16 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $751.1 million. Properties with an aggregate carrying value at December 31, 2001 of approximately $1.5 billion are pledged as collateral against the mortgage notes payable. In addition, approximately $46.1 million of the $751.1 million is recourse to the Operating Partnership. The mortgage notes bear interest at rates ranging from 6.45% to 10.10%, and mature between 2004 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2001, 2000 and 1999 were approximately 7.3%, 7.8% and 7.6%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company.

     Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2001, are as follows (in thousands):

                           SCHEDULED PRINCIPAL   DUE AT MATURITY     TOTAL
                          --------------------- ----------------- -----------
    2002 ................       $  11,356           $      --      $  11,356
    2003 ................          12,559                  --         12,559
    2004 ................          13,493               2,616         16,109
    2005 ................          14,462              18,553         33,015
    2006 ................          14,097             129,920        144,017
    Thereafter ..........         130,347             403,674        534,021
                                ---------           ---------      ---------
                                $ 196,314           $ 554,763      $ 751,077
                                =========           =========      =========

3. UNSECURED CREDIT FACILITY

     As of December 31, 2001, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September, 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2001, the Operating Partnership had availability under the Credit Facility to borrow an additional $303.4 million (of which, $37.4 million has been allocated for outstanding undrawn letters of credit). Subsequent to December 31, 2001, the Operating Partnership paid down the Credit Facility by $84.6 million which was received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY (see Note 6) and thereby increased its availability under the Credit Facility to $388 million.

     The Operating Partnership capitalized interest incurred on borrowings to fund certain development costs in the amount of $10.2 million, $11.5 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 2001 - (CONTINUED)

4. SENIOR UNSECURED NOTES

     As of December 31, 2001, the Operating Partnership had outstanding approximately $449.5 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):





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

5. LAND LEASES AND AIR RIGHTS

     The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, which contain renewal options, expire between 2009 and 2084. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $3.0 million and $2.7 million at December 31, 2001 and 2000, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     In addition, the Operating Partnership, through the acquisition of certain properties, is subject to two air rights lease agreements. These lease agreements have terms expiring between 2048 and 2073, including renewal options.

     Future minimum lease commitments relating to the land leases and air rights lease agreements during the next five years and thereafter are as follows (in thousands):

           YEAR ENDED DECEMBER 31,           LAND LEASES   AIR RIGHTS
           -------------------------------- ------------- -----------
             2002 .........................    $ 2,688       $  366
             2003 .........................      2,687          369
             2004 .........................      2,811          379
             2005 .........................      2,814          379
             2006 .........................      2,795          379
             Thereafter ...................     49,921        4,658
                                               -------       ------
                                               $63,716       $6,530
                                               =======       ======

     During 2001, the Operating Partnership, at its option, acquired the lessor's rights to the air rights lease agreement for the property located at 120 West 45th Street, New York, NY for approximately $7.7 million. As a result, the Operating Partnership's obligation to pay rent under this lease agreement was eliminated.


6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of December 31, 2001, the Operating Partnership owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)
6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

million square feet, 103 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. The Operating Partnership is obligated to purchase, during the first quarter of 2002, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. In addition, the Operating Partnership owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

     The Operating Partnership also owns a 357,000 square foot office building in Orlando, Florida and has invested approximately $17.0 million in a note receivable secured by a partnership interest in Omni Partner's, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and $36.5 million under three notes which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $18.9 million. Subsequent to December 31, 2001, net proceeds from this sale were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

     During the year ended December 31, 2001, the Operating Partnership sold five office properties aggregating approximately 678,000 square feet for $82.1 million, a 26,000 square foot industrial property for $2.8 million and its remaining preferred interest in Keystone Property Trust for $35.7 million. As a result of these sales the Operating Partnership realized a net gain of approximately $1.3 million. Net proceeds from these sales were used primarily to repay borrowings under the Credit Facility and to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Internal Revenue Code of 1986. The Operating Partnership has identified approximately 52.7 acres of land located in Valhalla, NY for the purposes of this exchange (see Note 13).

     Subsequent to December 31, 2001, the Operating Partnership entered into a contract to sell two Class A office properties, located in Westchester County, NY, aggregating approximately 157,000 square feet for approximately $18.5 million. The closing is scheduled to occur during the second quarter of 2002.

7. PARTNERS CAPITAL

     The Operating Partnership currently has issued and outstanding 10,283,513 Class B common units. The Class B common units currently receive an annual distribution of $2.5968 per unit, which is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Fund From Operations, as defined, over a base year. The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Class B common units will be exchanged for an equal number of Class A common units upon the exchange, if any, by the Company of Class A common stock for Class B common stock at any time following November 23, 2003.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Previously, in conjunction with the Company's common stock buy back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

7. PARTNERS CAPITAL - (CONTINUED)

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 Units at an average price of $25.32 per Unit. In addition, the Company increased its general partnership interest in the Operating Partnership by acquiring 660,370 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

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

     The distribution of Rights was made to Class A common unitholders of record at the close of business on October 27, 2000 and Class A common units that are newly-issued after that date (including Class A common units issued upon conversion of the outstanding Class B common units) will also carry Rights until the Rights become detached from the Class A common units. The Rights will expire at the close of business on October 13, 2010, unless earlier redeemed by the Operating Partnership. The Rights distribution is not taxable to unitholders.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Metropolitan is controlled by the Operating Partnership. A minority partner owned an $85 million preferred equity investment in Metropolitan which accrued distributions at a rate of 7.5% per annum for a two-year period (May 24, 1999 through May 30, 2001). On May 31, 2001, the minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share and the Operating Partnership issued 3,453,881 Class A common units to the Company. As a result of the minority partner's conversion of their preferred equity investment, the Operating Partnership owns 100% of Metropolitan.

8. RELATED PARTY TRANSACTIONS

     The Operating Partnership, through its subsidiaries and affiliates, provides management, leasing and construction related services to its properties. Certain executive officers of the Company have continuing ownership interests in the unconsolidated service companies.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

     The Operating Partnership, in connection with its formation, was granted a ten year option period to acquire ten properties which are either owned by the Reckson Group, the predecessor to the Company, or in which the Reckson Group owns a non-controlling minority interest. As of December 31, 2001, one of these properties was sold by the Reckson Group to a third party and four of these properties were acquired by the Operating Partnership for a aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million.

     During July 1999, the Operating Partnership sold its interest in a 852,000 square foot development property to RCG in exchange for a $12.3 million note. The note accrues interest annually at the rate of 12%, has a five year maturity and is prepayable in whole or in part. During October 1999, RCG made a payment to the Operating Partnership, in the form of 97 shares of its preferred stock, valued at approximately $4.0 million, towards accrued interest and principal due under the note. During August 2001, RCG made a cash payment to the Operating Partnership for the remaining balance due under the note plus accrued interest.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2001, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2001, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Operating Partnership recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

8. RELATED PARTY TRANSACTIONS - (CONTINUED)

accrued interest. Subsequent to December 31, 2001, the Operating Partnership charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and has reported that it is currently in discussions with its creditors, including the Operating Partnership, and that it may be required to seek protection from creditors under federal bankruptcy laws.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65.0 million. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

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

     In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loan. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock the Operating Partnership has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.

     The Operating Partnership and FrontLine entered into an intercompany agreement (the "Reckson Intercompany Agreement") to formalize their relationship at the time of the spin-off of FrontLine and to limit conflicts of interest. Under the Reckson Intercompany Agreement, among other provisions, (i) FrontLine granted the Operating Partnership a right of first opportunity to make any REIT-qualified investment that becomes available to FrontLine and (ii) the Operating Partnership granted FrontLine a right to (a) provide the Operating Partnership and its tenants with commercial services for occupants of office, industrial and other property types and (b) become the lessee of any real property acquired by the Operating Partnership if the Operating Partnership determines that, consistent with the Company's status as a REIT, it is required to enter into a "master" lease agreement.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2001 as required by FASB Statement No. 107.

     Cash equivalents and variable rate debt are carried at amounts which reasonably approximate their fair values.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

9. FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

     The fair value of the Operating Partnership's long-term debt, mortgage notes, accounts payable and accrued expenses and accounts and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes, accounts payable and accrued expenses and accounts and notes receivable of similar risk and duration. At December 31, 2001, the estimated aggregate fair value of the Operating Partnership's mortgage notes and notes receivable exceeded their carrying value by approximately $1.2 million and the aggregate fair value of the Operating Partnership's long term debt exceeded its carrying value by approximately $20.0 million.

     Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


10. RENTAL INCOME

     The Operating Partnership's office and industrial properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Operating Partnership for increases in certain operating costs and real estate taxes above base year costs.

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2001 are as follows (in thousands):

               2002 .........................    $   403,421
               2003 .........................        379,005
               2004 .........................        350,930
               2005 .........................        307,900
               2006 .........................        258,663
               Thereafter ...................      1,315,340
                                                 -----------
                                                 $ 3,015,259
                                                 ===========

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

     The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

11. SEGMENT DISCLOSURE - (CONTINUED)

     The following tables set forth the components of the Operating Partnership's revenues and expenses and other related disclosures, as required by Statement 131, for the years ended December 31 (in thousands):

                                                                            2001
                                                    -----------------------------------------------
                                                         CORE                          CONSOLIDATED
                                                       PORTFOLIO          OTHER           TOTALS
                                                    --------------   --------------   -------------
REVENUES:
Base rents, tenant escalations and reimbursements    $   488,515       $    9,256      $   497,771
Equity in earnings of real estate joint ventures
 and service companies ..........................             --            2,087            2,087
Other income ....................................         28,772           11,824           40,596
                                                     -----------       ----------      -----------
Total Revenues ..................................        517,287           23,167          540,454
                                                     -----------       ----------      -----------
EXPENSES:
Property expenses ...............................        165,730            2,934          168,664
Marketing, general and administrative ...........         20,660            6,134           26,794
Interest ........................................         51,378           41,679           93,057
Depreciation and amortization ...................         95,303            7,628          102,931
                                                     -----------       ----------      -----------
Total Expenses ..................................        333,071           58,375          391,446
                                                     -----------       ----------      -----------
Income (loss) before preferred distributions,
 minority interests, valuation reserves and
 extraordinary loss .............................    $   184,216       $  (35,208)     $   149,008
                                                     ===========       ==========      ===========
Total assets ....................................    $ 2,763,771       $  235,011      $ 2,998,782
                                                     ===========       ==========      ===========


                                                                            2000
                                                       ----------------------------------------------
                                                            CORE                         CONSOLIDATED
                                                          PORTFOLIO         OTHER           TOTALS
                                                       --------------   -------------   -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements ....................................    $   442,326       $   9,751      $   452,077
Equity in earnings of real estate joint ventures
 and service companies .............................             --           4,383            4,383
Other income .......................................          1,212          52,245           53,457
                                                        -----------       ---------      -----------
Total Revenues .....................................        443,538          66,379          509,917
                                                        -----------       ---------      -----------
EXPENSES:
Property expenses ..................................        154,930           2,526          157,456
Marketing, general and administrative ..............         20,606           4,615           25,221
Interest ...........................................         40,465          55,872           96,337
Depreciation and amortization ......................         84,401           8,146           92,547
                                                        -----------       ---------      -----------
Total Expenses .....................................        300,402          71,159          371,561
                                                        -----------       ---------      -----------
Income (loss) before preferred distributions,
 minority interests and extraordinary loss .........    $   143,136       $  (4,780)     $   138,356
                                                        ===========       =========      ===========
Total assets .......................................    $ 2,604,494       $ 395,300      $ 2,999,794
                                                        ===========       =========      ===========

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

11. SEGMENT DISCLOSURE - (CONTINUED)

                                                                            1999
                                            ---------------------------------------------
                                                 CORE                        CONSOLIDATED
                                               PORTFOLIO         OTHER          TOTALS
                                            --------------   ------------   -------------
REVENUES:
Base rents, tenant escalations and
 reimbursements .........................    $   340,293      $  28,842      $   369,135
Equity in earnings of real estate joint
 ventures and service companies .........             --          2,148            2,148
Other income ............................            448         31,411           31,859
                                             -----------      ---------      -----------
Total Revenues ..........................        340,741         62,401          403,142
                                             -----------      ---------      -----------
EXPENSES:
Property expenses .......................        119,270          6,724          125,994
Marketing, general and administrative .           16,981          5,288           22,269
Interest ................................         25,167         49,542           74,709
Depreciation and amortization ...........         64,097         10,407           74,504
                                             -----------      ---------      -----------
Total Expenses ..........................        225,515         71,961          297,476
                                             -----------      ---------      -----------
Income (loss) before preferred
 distributions, minority interests and
 extraordinary loss .....................    $   115,226      $  (9,560)     $   105,666
                                             ===========      =========      ===========
Total assets ............................    $ 2,317,195      $ 417,382      $ 2,734,577
                                             ===========      =========      ===========

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplement disclosures of non-cash inveseting and financing activities are as follows:

     On May 31, 2001, Metropolitan's minority partner, at its election, converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result, the Operating Partnership issued 3,453,881 Class A common units to the Company.

     On December 21, 2001, in connection with the sale of a 49% indirect interest in the property located at 919 Third Avenue, New York, NY, the Operating Partnership's share of secured mortgage debt was reduced by approximately $122.1 million.

     During the year ended December 31, 2001, approximately 11,553 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.6 million, were exchanged for 456,351 Units at an average price of $25.32 per Unit. In addition, the Company increased its general partnership interest in the Operating Partnership by acquiring 660,370 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     On June 20, 2000, in conjunction with the Company's exchange of 4,181,818 shares of its Class A Common Stock for four million shares of its Series B preferred stock, the Operating Partnership issued 4,181,818 Class A common units in exchange for four million shares of Series E preferred units with a liquidation preference value of $100 million.

13. COMMITMENTS AND CONTINGENCIES

     The Operating Partnership is obligated to purchase, for approximately $23.8 million, 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. This acquisition will be financed in part from the proceeds of the sale of an

                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

office property currently being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and is scheduled to close in the first quarter of 2002.

     During 2001, based on the Company's value assessment of its investment in Captivate Network, Inc., an unrelated technology based service company, the Operating Partnership recorded a valuation reserve charge of approximately $700,000 in its consolidated statements of operations.

     The Operating Partnership had outstanding undrawn letters of credit against its Credit Facility of approximately $37.4 million and $51.3 million at December 31, 2001 and 2000, respectively.

     HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eleven executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. Currently, three of these office centers (including one joint venture location) aggregating 55,000 square feet with current contractual annual base rents of $1.4 million are in default under their lease terms. In addition, HQ has been experiencing financial difficulties and on March 13, 2002, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurances as to whether HQ will affirm or reject its existing leases with the Operating Partnership. At this time it cannot be determined what impact their financial difficulties and bankruptcy filing will have on their ability to meet their future lease obligations with the Operating Partnership.

                      RECKSON OPERATING PARTNERSHIP, L. P.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED )

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Operating Partnership's results of operations for each fiscal quarter during 2001 and 2000 (in thousands, except unit data):

                                                                            2001
                                         ----------------------------------------------------------------------
                                          FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                         ---------------   ----------------   ---------------   ---------------
Total revenues .......................     $   130,875       $   132,383        $   133,027       $   144,169
                                           ===========       ===========        ===========       ===========
Income before distributions to
 preferred unit holders, minority
 interests, valuation reserves and
 extraordinary loss ..................     $    36,245       $    33,427        $    32,060       $    47,276
Preferred unit distributions .........          (6,085)           (5,928)            (5,996)           (5,968)
Minority partners' interest in
 consolidated partnerships ...........          (5,755)           (4,065)            (3,065)           (3,090)
Valuation reserves on investments in
 affiliate loans and joint ventures
 and other investments ...............              --                --           (163,000)           (3,101)
Extraordinary loss ...................              --                --             (2,898)               --
                                           -----------       -----------        -----------       -----------
Net income (loss) allocable to
 common unit holders .................     $    24,405       $    23,434        $  (142,899)      $    35,117
                                           ===========       ===========        ===========       ===========
Net income (loss) allocable to:
   Class A common units ..............     $    18,765       $    18,535        $  (112,159)      $    27,576
   Class B common units ..............           5,640             4,899            (30,740)            7,541
                                           -----------       -----------        -----------       -----------
Total ................................     $    24,405       $    23,434        $  (142,899)      $    35,117
                                           ===========       ===========        ===========       ===========
Net income (loss) per common unit:
   Class A common unit ...............     $       .35       $       .34        $     (1.96)      $       .48
   Class B common unit ...............     $       .55       $       .48        $     (2.99)      $       .73
Weighted average common units outstanding:
   Class A common units ..............      53,177,000        54,984,000         57,368,000        57,499,000
   Class B common units ..............      10,284,000        10,284,000         10,284,000        10,284,000


                     RECKSON OPERATING PARTNERSHIP, L. P.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001 - (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                                                               2000
                                              ----------------------------------------------------------------------
                                               FIRST QUARTER     SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER
                                              ---------------   ----------------   ---------------   ---------------
Total revenues ............................     $   117,658       $   125,448        $   140,294       $   126,517
                                                ===========       ===========        ===========       ===========
Income before distributions to preferred
 unit holders, minority interests and
 extraordinary loss .......................     $    28,772       $    35,709        $    44,208       $    29,667
Preferred unit distributions ..............          (7,985)           (7,857)            (6,085)           (6,085)
Minority partners' interest in consolidated
 partnerships .............................          (1,975)           (1,925)            (1,874)           (3,346)
Extraordinary loss ........................              --                --             (1,571)               --
                                                -----------       -----------        -----------       -----------
Net income available to common unit
 holders ..................................     $    18,812       $    25,927        $    34,678       $    20,236
                                                ===========       ===========        ===========       ===========
Net income available to:
   Class A common units ...................     $    14,223       $    19,646        $    26,628       $    15,549
   Class B common units ...................           4,589             6,281              8,050             4,687
                                                -----------       -----------        -----------       -----------
Total .....................................     $    18,812       $    25,927        $    34,678       $    20,236
                                                ===========       ===========        ===========       ===========
Net income per common unit:
   Class A common unit ....................     $       .30       $       .40        $       .50       $       .29
   Class B common unit ....................     $       .45       $       .61        $       .78       $       .46
Weighted average common units outstanding:
   Class A common units ...................      48,082,000        49,038,000         52,873,000        53,021,000
   Class B common units ...................      10,284,000        10,284,000         10,284,000        10,284,000


                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2001
                                (IN THOUSANDS)


                         COLUMN A                             COLUMN B                COLUMN C
--------------------------------------------------------- ---------------- ------------------------------
                                                                                    INITIAL COST
                                                                           ------------------------------
                                                                                           BUILDINGS AND
                       DESCRIPTION                           ENCUMBRANCE        LAND        IMPROVEMENTS
--------------------------------------------------------- ---------------- -------------- ---------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................          --         $ 1,940         $ 9,955
 85 Nicon Court, Hauppauge, New York ....................          --             797           2,818
 104 Parkway Drive So., Hauppauge, New York .............          --              54             804
 125 Ricefield Lane, Hauppauge, New York ................          --              13             852
 110 Ricefield Lane, Hauppauge, New York ................          --              33           1,043
 120 Ricefield Lane, Hauppauge, New York ................          --              16           1,051
 135 Ricefield Lane, Hauppauge, New York ................          --              24             906
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................          --             930 (B)      20,619
 425 Rabro Drive, Hauppauge, New York ...................          --             665           3,489
 600 Old Willets Path, Hauppauge, New York ..............          --             295           3,521
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................       2,616 (C)       1,263          13,608
 120 Wilbur Place, Islip, New York ......................          --             202           1,154
 2004 Orville Drive North, Islip, New York ..............          --             633           4,226
 2005 Orville Drive North, Islip, New York ..............          --             984           5,410
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................          --             628           3,686
 30 Hub Drive, Melville, New York .......................          --             469           1,571
32 Windsor Place, Islip, New York .......................          --              32             321
42 Windsor Place, Islip, New York .......................          --              48             327
505 Walt Whitman Rd., Huntington, New York ..............          --             140              42
1170 Northern Blvd., N. Great Neck, New York ............          --              30              99
50 Charles Lindbergh Blvd., Mitchel Field, New York .....          --              (A)         12,089
200 Broadhollow Road, Melville, New York ................          --             338           3,354
48 South Service Road, Melville, New York ...............          --           1,652          10,245
395 North Service Road, Melville, New York ..............      20,117              (A)         15,551
6800 Jericho Turnpike, Syosset, New York ................      14,131             582           6,566
6900 Jericho Turnpike, Syosset, New York ................       7,458             385           4,228



                         COLUMN A                                COLUMN D                    COLUMN E                COLUMN F
--------------------------------------------------------- ---------------------- -------------------------------- --------------
                                                            COST CAPITALIZED,
                                                              SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                                               ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                                          ---------------------- --------------------------------
                                                                  BUILDINGS AND           BUILDINGS AND             ACCUMULATED
                       DESCRIPTION                         LAND    IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
--------------------------------------------------------- ------ --------------- ------- --------------- -------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................   --        11,434      1,940       21,389      23,329      15,509
 85 Nicon Court, Hauppauge, New York ....................   --            64        797        2,882       3,679         577
 104 Parkway Drive So., Hauppauge, New York .............   --           200         54        1,004       1,058         198
 125 Ricefield Lane, Hauppauge, New York ................   --           330         13        1,182       1,195         362
 110 Ricefield Lane, Hauppauge, New York ................    1            57         34        1,100       1,134         230
 120 Ricefield Lane, Hauppauge, New York ................   --           422         16        1,473       1,489         243
 135 Ricefield Lane, Hauppauge, New York ................   --           473         24        1,379       1,403         450
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................   --         3,451        930       24,070      25,000       4,477
 425 Rabro Drive, Hauppauge, New York ...................   --           398        665        3,887       4,552         573
 600 Old Willets Path, Hauppauge, New York ..............   --           727        295        4,248       4,543         573
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................   --        11,346      1,263       24,954      26,217      16,785
 120 Wilbur Place, Islip, New York ......................    8           232        210        1,386       1,596         169
 2004 Orville Drive North, Islip, New York ..............   --         1,431        633        5,657       6,290       1,305
 2005 Orville Drive North, Islip, New York ..............   --         1,176        984        6,586       7,570         717
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................   --         2,843        628        6,529       7,157       4,948
 30 Hub Drive, Melville, New York .......................   --           322        469        1,893       2,362         444
32 Windsor Place, Islip, New York .......................   --            46         32          367         399         367
42 Windsor Place, Islip, New York .......................   --           548         48          875         923         819
505 Walt Whitman Rd., Huntington, New York ..............   --            59        140          101         241          87
1170 Northern Blvd., N. Great Neck, New York ............   --            34         30          133         163         130
50 Charles Lindbergh Blvd., Mitchel Field, New York .....   --         5,564          0       17,653      17,653      10,768
200 Broadhollow Road, Melville, New York ................   --         3,538        338        6,892       7,230       4,405
48 South Service Road, Melville, New York ...............   --         5,382      1,652       15,627      17,279       8,605
395 North Service Road, Melville, New York ..............   --         7,474          0       23,025      23,025      12,697
6800 Jericho Turnpike, Syosset, New York ................   --        10,230        582       16,796      17,378      10,377
6900 Jericho Turnpike, Syosset, New York ................   --         3,743        385        7,971       8,356       4,622



                         COLUMN A                            COLUMN G      COLUMN H     COLUMN I
--------------------------------------------------------- -------------- ----------- --------------
                                                                                      LIFE ON WHICH
                                                              DATE OF        DATE     DEPRECIATION
                       DESCRIPTION                         CONSTRUCTION    ACQUIRED    IS COMPUTED
--------------------------------------------------------- -------------- ----------- --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ...................    1961-1979    1961-1979   10-30 Years
 85 Nicon Court, Hauppauge, New York ....................         1984         1995   10-30 Years
 104 Parkway Drive So., Hauppauge, New York .............         1985         1996   10-30 Years
 125 Ricefield Lane, Hauppauge, New York ................         1973         1996   10-30 Years
 110 Ricefield Lane, Hauppauge, New York ................         1980         1996   10-30 Years
 120 Ricefield Lane, Hauppauge, New York ................         1983         1996   10-30 Years
 135 Ricefield Lane, Hauppauge, New York ................         1981         1996   10-30 Years
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
 Park) ..................................................    1974-1982         1997   10-30 Years
 425 Rabro Drive, Hauppauge, New York ...................         1980         1997   10-30 Years
 600 Old Willets Path, Hauppauge, New York ..............         1999         1999   10-30 Years
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ...................    1970-1988    1970-1988   10-30 Years
 120 Wilbur Place, Islip, New York ......................         1972         1998   10-30 Years
 2004 Orville Drive North, Islip, New York ..............         1998         1996   10-30 Years
 2005 Orville Drive North, Islip, New York ..............         1999         1996   10-30 Years
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) ....................    1975-1979    1975-1979   10-30 Years
 30 Hub Drive, Melville, New York .......................         1976         1996   10-30 Years
32 Windsor Place, Islip, New York .......................         1971         1971   10-30 Years
42 Windsor Place, Islip, New York .......................         1972         1972   10-30 Years
505 Walt Whitman Rd., Huntington, New York ..............         1950         1968   10-30 Years
1170 Northern Blvd., N. Great Neck, New York ............         1947         1962   10-30 Years
50 Charles Lindbergh Blvd., Mitchel Field, New York .....         1984         1984   10-30 Years
200 Broadhollow Road, Melville, New York ................         1981         1981   10-30 Years
48 South Service Road, Melville, New York ...............         1986         1986   10-30 Years
395 North Service Road, Melville, New York ..............         1988         1988   10-30 Years
6800 Jericho Turnpike, Syosset, New York ................         1977         1978   10-30 Years
6900 Jericho Turnpike, Syosset, New York ................         1982         1982   10-30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                        COLUMN A                            COLUMN B              COLUMN C
-------------------------------------------------------- ------------- ------------------------------
                                                                                INITIAL COST
                                                                       ------------------------------
                                                                                       BUILDINGS AND
                       DESCRIPTION                        ENCUMBRANCE       LAND        IMPROVEMENTS
-------------------------------------------------------- ------------- -------------- ---------------
300 Motor Parkway, Hauppauge, New York .................         --         276             1,136
88 Duryea Road Melville, New York ......................         --         200             1,565
210 Blydenburgh Road, Islandia, New York ...............         --          11               158
208 Blydenburgh Road, Islandia, New York ...............         --          12               192
71 Hoffman Lane, Islandia, New York ....................         --          19               260
933 Motor Parkway, Hauppauge, New York .................         --         106               375
65 and 85 South Service Road, Plainview, New York .              --          40               218
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................     54,785          (A)           67,221
135 Fell Court, Islip, New York ........................         --         462             1,265
40 Cragwood Road, South Plainfield, New Jersey .........         --         725             7,131
110 Marcus Drive, Huntington, New York .................         --         390             1,499
333 East Shore Road, Great Neck, New York ..............         --          (A)              564
310 East Shore Road, Great Neck, New York ..............         --         485             2,009
70 Schmitt Blvd., Farmingdale, New York ................         --         727             3,408
19 Nicholas Drive, Yaphank, New York ...................         --         160             7,399
1516 Motor Parkway, Hauppauge, New York ................         --         603             6,722
35 Pinelawn Road, Melville, New York ...................         --         999             7,073
520 Broadhollow Road, Melville, New York ...............         --         457             5,572
1660 Walt Whitman Road, Melville, New York .............         --         370             5,072
70 Maxess Road, Melville, New York .....................         --         367             1,859
20 Melville Park Rd., Melville, New York ...............         --         391             2,650
105 Price Parkway, Farmingdale, New York ...............         --       2,030             6,327
48 Harbor Park Drive, Port Washington, New York ........         --       1,304             2,247
60 Charles Lindbergh, Mitchel Field, New York ..........         --          (A)           20,800
235 Main Street, White Plains, New York ................         --         933             5,375
245 Main Street, White Plains, New York ................         --       1,235             7,284
505 White Plains Road, Tarrytown, New York .............         --         210             1,332
555 White Plains Road, Tarrytown, New York .............         --         712             4,133
560 White Plains Road, Tarrytown, New York .............         --       1,521             8,756
580 White Plains Road, Tarrytown, New York .............     12,879       2,414            14,595



                        COLUMN A                                  COLUMN D                       COLUMN E
-------------------------------------------------------- -------------------------- ----------------------------------
                                                             COST CAPITALIZED,
                                                               SUBSEQUENT TO              GROSS AMOUNT AT WHICH
                                                                ACQUISITION             CARRIED AT CLOSE OF PERIOD
                                                         -------------------------- ----------------------------------
                                                                     BUILDINGS AND            BUILDINGS AND
                       DESCRIPTION                          LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
-------------------------------------------------------- ---------- --------------- -------- --------------- ---------
300 Motor Parkway, Hauppauge, New York .................    --            1,695        276         2,831       3,107
88 Duryea Road Melville, New York ......................    --              843        200         2,408       2,608
210 Blydenburgh Road, Islandia, New York ...............    --              167         11           325         336
208 Blydenburgh Road, Islandia, New York ...............    --              188         12           380         392
71 Hoffman Lane, Islandia, New York ....................    --              172         19           432         451
933 Motor Parkway, Hauppauge, New York .................    --              396        106           771         877
65 and 85 South Service Road, Plainview, New York .         --               17         40           235         275
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................    --           20,517          0        87,738      87,738
135 Fell Court, Islip, New York ........................    --              273        462         1,538       2,000
40 Cragwood Road, South Plainfield, New Jersey .........    --            6,217        725        13,348      14,073
110 Marcus Drive, Huntington, New York .................    --              107        390         1,606       1,996
333 East Shore Road, Great Neck, New York ..............    --              357          0           921         921
310 East Shore Road, Great Neck, New York ..............    --            1,852        485         3,861       4,346
70 Schmitt Blvd., Farmingdale, New York ................    --               33        727         3,441       4,168
19 Nicholas Drive, Yaphank, New York ...................    --            6,136        160        13,535      13,695
1516 Motor Parkway, Hauppauge, New York ................    --              379        603         7,101       7,704
35 Pinelawn Road, Melville, New York ...................    --            2,500        999         9,573      10,572
520 Broadhollow Road, Melville, New York ...............    (1)           2,633        456         8,205       8,661
1660 Walt Whitman Road, Melville, New York .............    --              718        370         5,790       6,160
70 Maxess Road, Melville, New York .....................    95            2,957        462         4,816       5,278
20 Melville Park Rd., Melville, New York ...............    --              101        391         2,751       3,142
105 Price Parkway, Farmingdale, New York ...............    --              469      2,030         6,796       8,826
48 Harbor Park Drive, Port Washington, New York ........    --              106      1,304         2,353       3,657
60 Charles Lindbergh, Mitchel Field, New York ..........    --            4,004          0        24,804      24,804
235 Main Street, White Plains, New York ................    --            1,332        933         6,707       7,640
245 Main Street, White Plains, New York ................     1              869      1,236         8,153       9,389
505 White Plains Road, Tarrytown, New York .............    --              321        210         1,653       1,863
555 White Plains Road, Tarrytown, New York .............    51            4,590        763         8,723       9,486
560 White Plains Road, Tarrytown, New York .............    (1)           3,047      1,520        11,803      13,323
580 White Plains Road, Tarrytown, New York .............    --            3,503      2,414        18,098      20,512



                        COLUMN A                            COLUMN F       COLUMN G     COLUMN H     COLUMN I
-------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                   LIFE ON WHICH
                                                           ACCUMULATED      DATE OF       DATE     DEPRECIATION
                       DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
-------------------------------------------------------- -------------- -------------- ---------- --------------
300 Motor Parkway, Hauppauge, New York .................      1,661         1979         1979      10-30 Years
88 Duryea Road Melville, New York ......................      1,429         1980         1980      10-30 Years
210 Blydenburgh Road, Islandia, New York ...............        308         1969         1969      10-30 Years
208 Blydenburgh Road, Islandia, New York ...............        340         1969         1969      10-30 Years
71 Hoffman Lane, Islandia, New York ....................        431         1970         1970      10-30 Years
933 Motor Parkway, Hauppauge, New York .................        662         1973         1973      10-30 Years
65 and 85 South Service Road, Plainview, New York .             227         1961         1961      10-30 Years
333 Earl Ovington Blvd., (Omni), Mitchel Field,
 New York ..............................................     27,134         1990         1995      10-30 Years
135 Fell Court, Islip, New York ........................        445         1965         1992      10-30 Years
40 Cragwood Road, South Plainfield, New Jersey .........      7,934         1970         1983      10-30 Years
110 Marcus Drive, Huntington, New York .................      1,270         1980         1980      10-30 Years
333 East Shore Road, Great Neck, New York ..............        641         1976         1976      10-30 Years
310 East Shore Road, Great Neck, New York ..............      2,019         1981         1981      10-30 Years
70 Schmitt Blvd., Farmingdale, New York ................        729         1965         1995      10-30 Years
19 Nicholas Drive, Yaphank, New York ...................      2,080         1989         1995      10-30 Years
1516 Motor Parkway, Hauppauge, New York ................      1,482         1981         1995      10-30 Years
35 Pinelawn Road, Melville, New York ...................      2,386         1980         1995      10-30 Years
520 Broadhollow Road, Melville, New York ...............      2,242         1978         1995      10-30 Years
1660 Walt Whitman Road, Melville, New York .............      1,187         1980         1995      10-30 Years
70 Maxess Road, Melville, New York .....................      1,019         1967         1995      10-30 Years
20 Melville Park Rd., Melville, New York ...............        519         1965         1996      10-30 Years
105 Price Parkway, Farmingdale, New York ...............      1,400         1969         1996      10-30 Years
48 Harbor Park Drive, Port Washington, New York ........        479         1976         1996      10-30 Years
60 Charles Lindbergh, Mitchel Field, New York ..........      4,985         1989         1996      10-30 Years
235 Main Street, White Plains, New York ................      1,472         1974         1996      10-30 Years
245 Main Street, White Plains, New York ................      1,891         1983         1996      10-30 Years
505 White Plains Road, Tarrytown, New York .............        422         1974         1996      10-30 Years
555 White Plains Road, Tarrytown, New York .............      3,086         1972         1996      10-30 Years
560 White Plains Road, Tarrytown, New York .............      3,072         1980         1996      10-30 Years
580 White Plains Road, Tarrytown, New York .............      4,463         1997         1996      10-30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                          COLUMN A                             COLUMN B             COLUMN C
----------------------------------------------------------- ------------- ----------------------------
                                                                                  INITIAL COST
                                                                          ----------------------------
                                                                                        BUILDINGS AND
                        DESCRIPTION                          ENCUMBRANCE      LAND       IMPROVEMENTS
----------------------------------------------------------- ------------- ------------ ---------------
660 White Plains Road, Tarrytown, New York ................         --       3,929          22,640
Landmark Square, Stamford, Connecticut ....................     46,069      11,603          64,466
110 Bi-County Blvd., Farmingdale, New York ................      3,849       2,342           6,665
One Eagle Rock, East Hanover, New Jersey ..................         --         803           7,563
710 Bridgeport Avenue, Shelton, Connecticut ...............         --       5,405          21,620
101 JFK Expressway, Short Hills, New Jersey ...............         --       7,745          43,889
10 Rooney Circle, West Orange, New Jersey .................         --       1,302           4,615
Executive Hill Office Park, West Orange, New Jersey .               --       7,629          31,288
3 University Plaza, Hackensack, New Jersey ................         --       7,894          11,846
150 Motor Parkway, Hauppauge, New York ....................         --       1,114          20,430
Reckson Executive Park, Ryebrook, New York ................         --      18,343          55,028
University Square, Princeton, New Jersey ..................         --       3,288           8,888
100 Andrews Road, Hicksville, New York ....................         --       2,337           1,711
80 Grasslands, Elmsford, New York .........................         --       1,208           6,728
65 Marcus Drive, Melville, New York .......................         --         295           1,966
100 Forge Way, Rockaway, New Jersey .......................         --         315             902
200 Forge Way, Rockaway, New Jersey .......................         --       1,128           3,228
300 Forge Way, Rockaway, New Jersey .......................         --         376           1,075
400 Forge Way, Rockaway, New Jersey .......................         --       1,142           3,267
51-55 Charles Lindbergh Blvd., Mitchel Field, New York              --          (A)         27,975
100 Summit Drive, Valhalla, New York ......................     20,373       3,007          41,351
115/117 Stevens Avenue, Valhalla, New York ................         --       1,094          22,490
200 Summit Lake Drive, Valhalla, New York .................     19,770       4,343          37,305
140 Grand Street, White Plains, New York ..................         --       1,932          18,744
500 Summit Lake Drive, Valhalla, New York .................         --       7,052          37,309
99 Cherry Hill Road, Parsippany, New Jersey ...............         --       2,360           7,508
119 Cherry Hill Road, Parsippany, New Jersey ..............         --       2,512           7,622
45 Melville Park Road, Melville, New York .................         --         355           1,487
500 Saw Mill River Road, Elmsford, New York ...............         --       1,542           3,796
120 W. 45th Street, New York, New York ....................     65,214      28,757         162,809



                          COLUMN A                                      COLUMN D                          COLUMN E
----------------------------------------------------------- -------------------------------- ----------------------------------
                                                                   COST CAPITALIZED,
                                                                     SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                                      ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                            -------------------------------- ----------------------------------
                                                                              BUILDINGS AND            BUILDINGS AND
                        DESCRIPTION                               LAND         IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
----------------------------------------------------------- ---------------- --------------- -------- --------------- ---------
660 White Plains Road, Tarrytown, New York ................          45            5,662       3,974       28,302       32,276
Landmark Square, Stamford, Connecticut ....................         832           29,831      12,435       94,297      106,732
110 Bi-County Blvd., Farmingdale, New York ................          --              308       2,342        6,973        9,315
One Eagle Rock, East Hanover, New Jersey ..................          --            3,151         803       10,714       11,517
710 Bridgeport Avenue, Shelton, Connecticut ...............           7              824       5,412       22,444       27,856
101 JFK Expressway, Short Hills, New Jersey ...............      (3,098)         (16,382)      4,647       27,507       32,154
10 Rooney Circle, West Orange, New Jersey .................           1              584       1,303        5,199        6,502
Executive Hill Office Park, West Orange, New Jersey .                 4            1,649       7,633       32,937       40,570
3 University Plaza, Hackensack, New Jersey ................          --            2,885       7,894       14,731       22,625
150 Motor Parkway, Hauppauge, New York ....................          --            3,055       1,114       23,485       24,599
Reckson Executive Park, Ryebrook, New York ................          --            3,202      18,343       58,230       76,573
University Square, Princeton, New Jersey ..................          (1)             968       3,287        9,856       13,143
100 Andrews Road, Hicksville, New York ....................         151            5,742       2,488        7,453        9,941
80 Grasslands, Elmsford, New York .........................          --              576       1,208        7,304        8,512
65 Marcus Drive, Melville, New York .......................          56              883         351        2,849        3,200
100 Forge Way, Rockaway, New Jersey .......................          --               98         315        1,000        1,315
200 Forge Way, Rockaway, New Jersey .......................          --              370       1,128        3,598        4,726
300 Forge Way, Rockaway, New Jersey .......................          --              254         376        1,329        1,705
400 Forge Way, Rockaway, New Jersey .......................          --              254       1,142        3,521        4,663
51-55 Charles Lindbergh Blvd., Mitchel Field, New York               --            4,292           0       32,267       32,267
100 Summit Drive, Valhalla, New York ......................          --            4,569       3,007       45,920       48,927
115/117 Stevens Avenue, Valhalla, New York ................          --            1,787       1,094       24,277       25,371
200 Summit Lake Drive, Valhalla, New York .................          --            2,875       4,343       40,180       44,523
140 Grand Street, White Plains, New York ..................          (1)             709       1,931       19,453       21,384
500 Summit Lake Drive, Valhalla, New York .................          --            7,845       7,052       45,154       52,206
99 Cherry Hill Road, Parsippany, New Jersey ...............          (1)             627       2,359        8,135       10,494
119 Cherry Hill Road, Parsippany, New Jersey ..............          --            1,054       2,512        8,676       11,188
45 Melville Park Road, Melville, New York .................          (1)           1,822         354        3,309        3,663
500 Saw Mill River Road, Elmsford, New York ...............          --              205       1,542        4,001        5,543
120 W. 45th Street, New York, New York ....................       7,732 (E)        1,635      36,489      164,444      200,933



                          COLUMN A                             COLUMN F       COLUMN G     COLUMN H     COLUMN I
----------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                      LIFE ON WHICH
                                                              ACCUMULATED      DATE OF       DATE     DEPRECIATION
                        DESCRIPTION                          DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
----------------------------------------------------------- -------------- -------------- ---------- --------------
660 White Plains Road, Tarrytown, New York ................      6,787             1983      1996     10-30 Years
Landmark Square, Stamford, Connecticut ....................     15,820        1973-1984      1996     10-30 Years
110 Bi-County Blvd., Farmingdale, New York ................      1,235             1984      1997     10-30 Years
One Eagle Rock, East Hanover, New Jersey ..................      2,383             1986      1997     10-30 Years
710 Bridgeport Avenue, Shelton, Connecticut ...............      3,704        1971-1979      1997     10-30 Years
101 JFK Expressway, Short Hills, New Jersey ...............      4,197             1981      1997     10-30 Years
10 Rooney Circle, West Orange, New Jersey .................        894             1971      1997     10-30 Years
Executive Hill Office Park, West Orange, New Jersey .            5,178        1978-1984      1997     10-30 Years
3 University Plaza, Hackensack, New Jersey ................      2,534             1985      1997     10-30 Years
150 Motor Parkway, Hauppauge, New York ....................      3,996             1984      1997     10-30 Years
Reckson Executive Park, Ryebrook, New York ................      8,293        1983-1986      1997     10-30 Years
University Square, Princeton, New Jersey ..................      1,317             1987      1997     10-30 Years
100 Andrews Road, Hicksville, New York ....................      1,555             1954      1996     10-30 Years
80 Grasslands, Elmsford, New York .........................      1,083        1989/1964      1997     10-30 Years
65 Marcus Drive, Melville, New York .......................        594             1968      1996     10-30 Years
100 Forge Way, Rockaway, New Jersey .......................        148             1986      1998     10-30 Years
200 Forge Way, Rockaway, New Jersey .......................        460             1989      1998     10-30 Years
300 Forge Way, Rockaway, New Jersey .......................        252             1989      1998     10-30 Years
400 Forge Way, Rockaway, New Jersey .......................        470             1989      1998     10-30 Years
51-55 Charles Lindbergh Blvd., Mitchel Field, New York           5,760             1981      1998     10-30 Years
100 Summit Drive, Valhalla, New York ......................      6,329             1988      1998     10-30 Years
115/117 Stevens Avenue, Valhalla, New York ................      2,989             1984      1998     10-30 Years
200 Summit Lake Drive, Valhalla, New York .................      5,053             1990      1998     10-30 Years
140 Grand Street, White Plains, New York ..................      2,475             1991      1998     10-30 Years
500 Summit Lake Drive, Valhalla, New York .................      5,363             1986      1998     10-30 Years
99 Cherry Hill Road, Parsippany, New Jersey ...............        983             1982      1998     10-30 Years
119 Cherry Hill Road, Parsippany, New Jersey ..............      1,083             1982      1998     10-30 Years
45 Melville Park Road, Melville, New York .................        585             1998      1998     10-30 Years
500 Saw Mill River Road, Elmsford, New York ...............        534             1968      1998     10-30 Years
120 W. 45th Street, New York, New York ....................     14,544             1998      1999     10-30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                         DECEMBER 31, 2001 (CONTINUED)
                                (IN THOUSANDS)



                        COLUMN A                           COLUMN B               COLUMN C
------------------------------------------------------- ------------- ---------------------------------
                                                                                INITIAL COST
                                                                      ---------------------------------
                                                                                         BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE         LAND         IMPROVEMENTS
------------------------------------------------------- ------------- ----------------- ---------------
1255 Broad Street, Clifton, New Jersey ................          --           1,329            15,869
810 7th Avenue, New York, New York ....................      84,280          26,984 (A)       152,767
120 Mineola Blvd., Mineola, New York ..................          --           1,869            10,603
100 Wall Street, New York, New York ...................      36,522          11,749            66,517
One Orlando, Orlando, Florida .........................      38,934           9,386            51,136
1350 Avenue of the Americas, New York, New York .            75,000          19,222           109,168
919 3rd Avenue, New York, New York ....................     249,080         101,644 (A)       205,736
538 Broadhollow Road, Melville, New York ..............          --           3,900            21,413
360 Hamilton Avenue, White Plains, New York ...........          --           2,838            34,606
492 River Road, Nutley, New Jersey ....................          --           2,615             5,102
275 Broadhollow Road, Melville, New York ..............          --           3,850            12,958
400 Garden City Plaza, Garden City, New York ..........          --           9,081            17,004
90 Merrick Avenue, East Meadow, New York ..............          --              (A)           23,804
120 White Plains Road, Tarrytown, New York ............          --           3,852            24,861
100 White Plains Road, Tarrytown, New York ............          --              79               472
51 JFK Parkway, Short Hills, New Jersey ...............          --          10,053            62,504
680 Washington Blvd, Stamford, Connecticut ............          --           4,561            23,698
750 Washington Blvd, Stamford, Connecticut ............          --           7,527            31,940
1305 Walt Whitman Road, Melville, New York ............          --           3,934            24,040
50 Marcus Drive, Melville, New York ...................          --             930            13,600
100 Grasslands Road, Elmsford, New York ...............          --             289             3,382
2002 Orville Drive North, Bohemia, New York ...........          --           1,950             9,959
390 Motor Parkway, Hauppauge, New York ................          --             240             5,787
58 South Service Road (D), Melville, New York .........          --           1,061                --
Land held for development .............................          --          69,365                --
Developments in progress ..............................          --              --            74,303
Other property ........................................          --              --                --
                                                            -------         -------           -------
Total .................................................    $751,077     $   458,772        $2,009,172
                                                           ========     ===========        ==========



                        COLUMN A                                COLUMN D                           COLUMN E
------------------------------------------------------- ------------------------- ------------------------------------------
                                                            COST CAPITALIZED,
                                                              SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                               ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                        ------------------------- ------------------------------------------
                                                                   BUILDINGS AND               BUILDINGS AND
                      DESCRIPTION                          LAND     IMPROVEMENTS     LAND       IMPROVEMENTS       TOTAL
------------------------------------------------------- --------- --------------- ---------- ----------------- -------------
1255 Broad Street, Clifton, New Jersey ................       --         4,069        1,329        19,938           21,267
810 7th Avenue, New York, New York ....................      117        10,738       27,101       163,505          190,606
120 Mineola Blvd., Mineola, New York ..................        5           689        1,874        11,292           13,166
100 Wall Street, New York, New York ...................       93         8,280       11,842        74,797           86,639
One Orlando, Orlando, Florida .........................       32         1,715        9,418        52,851           62,269
1350 Avenue of the Americas, New York, New York .             --        15,268       19,222       124,436          143,658
919 3rd Avenue, New York, New York ....................   12,795        84,386      114,439       290,122          404,561
538 Broadhollow Road, Melville, New York ..............       --         1,007        3,900        22,420           26,320
360 Hamilton Avenue, White Plains, New York ...........       --        20,897        2,838        55,503           58,341
492 River Road, Nutley, New Jersey ....................       --         4,145        2,615         9,247           11,862
275 Broadhollow Road, Melville, New York ..............       --           120        3,850        13,078           16,928
400 Garden City Plaza, Garden City, New York ..........       --           421        9,081        17,425           26,506
90 Merrick Avenue, East Meadow, New York ..............       --           956            0        24,760           24,760
120 White Plains Road, Tarrytown, New York ............       --           141        3,852        25,002           28,854
100 White Plains Road, Tarrytown, New York ............       --            72           79           544              623
51 JFK Parkway, Short Hills, New Jersey ...............        1           319       10,054        62,823           72,877
680 Washington Blvd, Stamford, Connecticut ............       --            60        4,561        23,758           28,319
750 Washington Blvd, Stamford, Connecticut ............       --            65        7,527        32,005           39,532
1305 Walt Whitman Road, Melville, New York ............       --            10        3,934        24,050           27,984
50 Marcus Drive, Melville, New York ...................       --         4,670          930        18,270           19,200
100 Grasslands Road, Elmsford, New York ...............       --         1,192          289         4,574            4,863
2002 Orville Drive North, Bohemia, New York ...........       --           253        1,950        10,212           12,162
390 Motor Parkway, Hauppauge, New York ................       --           817          240         6,604            6,844
58 South Service Road (D), Melville, New York .........      507         9,807        1,568         9,807           11,375
Land held for development .............................       --            --       69,365            --           69,365
Developments in progress ..............................       --            --           --        74,303           74,303
Other property ........................................       --        14,051           --        14,051 (B)       14,051
                                                          ------        ------      -------       -------          -------
Total .................................................  $19,430      $393,505     $478,202    $2,402,677      $2,880,879
                                                         =======      ========     ========    ==========      ==========



                        COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                  LIFE ON WHICH
                                                          ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
------------------------------------------------------- -------------- -------------- ---------- --------------
1255 Broad Street, Clifton, New Jersey ................       1,964        1999         1999      10-30 Years
810 7th Avenue, New York, New York ....................      14,441        1970         1999      10-30 Years
120 Mineola Blvd., Mineola, New York ..................       1,016        1977         1999      10-30 Years
100 Wall Street, New York, New York ...................       6,542        1969         1999      10-30 Years
One Orlando, Orlando, Florida .........................       4,607        1987         1999      10-30 Years
1350 Avenue of the Americas, New York, New York .             7,813        1966         2000      10-30 Years
919 3rd Avenue, New York, New York ....................       5,342        1970         2000      10-30 Years
538 Broadhollow Road, Melville, New York ..............       1,125        2000         2000      10-30 Years
360 Hamilton Avenue, White Plains, New York ...........       4,005        2000         2000      10-30 Years
492 River Road, Nutley, New Jersey ....................         448        2000         2000      10-30 Years
275 Broadhollow Road, Melville, New York ..............       1,355        1970         1997      10-30 Years
400 Garden City Plaza, Garden City, New York ..........       1,468        1989         1997      10-30 Years
90 Merrick Avenue, East Meadow, New York ..............       2,527        1985         1997      10-30 Years
120 White Plains Road, Tarrytown, New York ............       2,241        1984         1997      10-30 Years
100 White Plains Road, Tarrytown, New York ............          21        1984         1997      10-30 Years
51 JFK Parkway, Short Hills, New Jersey ...............       5,399        1988         1998      10-30 Years
680 Washington Blvd, Stamford, Connecticut ............       2,011        1989         1998      10-30 Years
750 Washington Blvd, Stamford, Connecticut ............       2,610        1989         1998      10-30 Years
1305 Walt Whitman Road, Melville, New York ............       2,002        1999         1999      10-30 Years
50 Marcus Drive, Melville, New York ...................         419        2001         1998      10-30 Years
100 Grasslands Road, Elmsford, New York ...............         156        2001         1997      10-30 Years
2002 Orville Drive North, Bohemia, New York ...........         482        2001         1996      10-30 Years
390 Motor Parkway, Hauppauge, New York ................         789        2001         1997      10-30 Years
58 South Service Road (D), Melville, New York .........          32        2001         1998      10-30 Years
Land held for development .............................          --         N/A       Various         N/A
Developments in progress ..............................          --
Other property ........................................       3,847
                                                             ------
Total .................................................    $357,112
                                                           ========

------

A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B The land parcel on which the building and improvements were constructed for one property is subject to a ground lease.
C  The Encumbrance of $2,616 is related to one property.
D As of December 31, 2001 this asset was partially under development. As a result, certain costs have been classified as development costs on the company's balance sheet.
E Costs incurred to acquire the lessor's rights to an air rights lease agreement.
The aggregate cost of Federal Income Tax purposes was approximately $2,115 million at December 31, 2001.

                       RECKSON OPERATING PARTNERSHIP, L.P.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2001 are as follows:

                                                    2001            2000            1999
                                               -------------   -------------   -------------
       Real estate balance at
        beginning of period ................    $2,770,607      $2,208,399      $1,737,133
       Improvements / revaluations .........       193,492         166,260          57,571
       Disposal, including write-off of
        fully depreciated building
        improvements .......................       (83,220)        (52,092)       (317,864)
       Acquisitions ........................            --         448,040         731,559
                                                ----------      ----------      ----------
       Balance at end of period ............    $2,880,879      $2,770,607      $2,208,399
                                                ==========      ==========      ==========


     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2001 are as follows:

                                                   2001          2000          1999
                                               -----------   -----------   -----------
       Balance at beginning of period ......    $ 284,315     $215,112      $156,231
       Depreciation for period .............       83,316       71,478        65,471
       Disposal, including write-off of
        fully depreciated building
        improvements .......................      (10,519)      (2,275)       (6,590)
                                                ---------     --------      --------
       Balance at end of period ............    $ 357,112     $284,315      $215,112
                                                =========     ========      ========