Form 10-Q
period 2002-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2002-05-06
CIK 930810

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No__, and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---





================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002



                                TABLE OF CONTENTS

     INDEX                                                                                                          PAGE
     -----------------------------------------------------------------------------------------------------------------------
     PART I.  FINANCIAL INFORMATION
     -----------------------------------------------------------------------------------------------------------------------

     Item 1.          Financial Statements

                      Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                      December 31, 2001..............................................................................2

                      Consolidated Statements of Income for the three months ended
                      March 31, 2002 and 2001 (unaudited)............................................................3

                      Consolidated Statements of Cash Flows for the three months ended
                      March 31, 2002 and 2001 (unaudited)............................................................4

                      Notes to the Consolidated Financial Statements (unaudited).....................................5

     Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........12

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk....................................22

     -----------------------------------------------------------------------------------------------------------------------
     PART II. OTHER INFORMATION
     -----------------------------------------------------------------------------------------------------------------------

     Item 1.          Legal Proceeding..............................................................................27
     Item 2.          Changes in Securities and Use of Proceeds.....................................................27
     Item 3.          Defaults Upon Senior Securities...............................................................27
     Item 4.          Submission of Matters to a Vote of Securities Holders.........................................27
     Item 5.          Other Information.............................................................................27
     Item 6.          Exhibits and Reports on Form 8-K..............................................................27
     -----------------------------------------------------------------------------------------------------------------------
       SIGNATURES                                                                                                   27
     -----------------------------------------------------------------------------------------------------------------------

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)




                                                                                   MARCH 31, 2002           DECEMBER 31, 2001
 ASSETS                                                                             (UNAUDITED)
                                                                               -----------------------   ----------------------
 Commercial real estate properties, at cost
      Land..................................................................          $       409,824          $       408,837
      Buildings and improvements............................................                2,345,406                2,328,374
 Developments in progress:
      Land..................................................................                   68,769                   69,365
      Development costs.....................................................                   70,482                   74,303
 Furniture, fixtures and equipment..........................................                    7,731                    7,725
                                                                               -----------------------   ----------------------
                                                                                            2,902,212                2,888,604
      Less accumulated depreciation.........................................                 (384,696)                (361,960)
                                                                               -----------------------   ----------------------
                                                                                            2,517,516                2,526,644
 Investments in real estate joint ventures..................................                    5,673                    5,744
 Investment in mortgage notes and notes receivable..........................                   55,710                   56,234
 Cash and cash equivalents..................................................                   35,991                  121,773
 Tenant receivables.........................................................                   10,617                    9,633
 Investments in service companies and affiliate loans and joint ventures....                   90,510                   84,142
 Deferred rents receivable..................................................                   89,838                   81,089
 Prepaid expenses and other assets..........................................                   22,793                   45,303
 Contract and land deposits and pre-acquisition costs.......................                   27,848                    3,782
 Deferred lease and loan costs .............................................                   64,495                   64,438
                                                                               -----------------------   ----------------------
      TOTAL ASSETS..........................................................          $     2,920,991          $     2,998,782
                                                                               =======================   ======================

 LIABILITIES
 Mortgage notes payable.....................................................          $       748,591          $       751,077
 Unsecured credit facility..................................................                  217,000                  271,600
 Senior unsecured notes.....................................................                  449,484                  449,463
 Accrued expenses and other liabilities.....................................                   68,437                   84,651
 Distributions payable......................................................                   33,008                   32,988
                                                                               -----------------------   ----------------------
      TOTAL LIABILITIES.....................................................                1,516,520                1,589,779

 Minority partners' interests in consolidated partnerships..................                  243,722                  242,698
                                                                               -----------------------   ----------------------
 Commitments and contingencies..............................................                      ---                      ---

 PARTNERS' CAPITAL
   Preferred Capital, 11,211,662 and 11,222,965 units outstanding,
     respectively...........................................................                  290,270                  301,573
 General Partners' Capital:
   Class A common units, 50,305,143 and 49,982,377 units outstanding,
     respectively...........................................................                  554,924                  551,417
   Class B common units, 10,283,513 units outstanding.......................                  228,803                  231,428
 Limited Partners' Capital:
    Class A common units, 7,942,692 and 7,487,218 units outstanding,
      respectively..........................................................                   86,752                   81,887
                                                                               -----------------------   ----------------------
    TOTAL PARTNERS' CAPITAL.................................................                1,160,749                1,166,305
                                                                               -----------------------   ----------------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL...............................          $     2,920,991          $     2,998,782
                                                                               =======================   ======================


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                            ----------------------------------------------------
                                                                                      2002                       2001
                                                                            -------------------------   ------------------------
REVENUES:
Base rents................................................................            $      107,169               $    107,494
Tenant escalations and reimbursements.....................................                    15,336                     15,945
Equity in earnings of real estate joint ventures and service companies....                       335                        398
Interest income on mortgage notes and notes receivable....................                     1,556                      1,508
Gain on sales of real estate..............................................                       537                        ---
Investment and other income...............................................                       533                      5,530
                                                                            -------------------------   ------------------------
     TOTAL REVENUES.......................................................                   125,466                    130,875
                                                                            -------------------------   ------------------------

EXPENSES:
Property operating expenses...............................................                    42,212                     40,994
Marketing, general and administrative.....................................                     6,189                      6,484
Interest..................................................................                    20,991                     23,631
Depreciation and amortization.............................................                    26,136                     23,521
                                                                            -------------------------   ------------------------
     TOTAL EXPENSES.......................................................                    95,528                     94,630
                                                                            -------------------------   ------------------------
Income before distributions to preferred unit holders and
     minority interests...................................................                    29,938                     36,245
Minority partners' interests in consolidated partnerships.................                    (5,120)                    (5,755)
                                                                            -------------------------   ------------------------
Net income................................................................                    24,818                     30,490
Preferred unit distributions..............................................                    (5,948)                    (6,085)
                                                                            -------------------------   ------------------------
Net income available to common unit holders...............................            $       18,870               $     24,405
                                                                            =========================   ========================

Net Income available to:
     Class A common units.................................................            $       14,818               $     18,765
     Class B common units.................................................                     4,052                      5,640
                                                                            -------------------------   ------------------------
Total.....................................................................            $       18,870               $     24,405
                                                                            =========================   ========================

Net income per weighted average common units:
   Class A common unit....................................................            $          .26               $        .35
                                                                            =========================   ========================
   Class B common unit....................................................            $          .39               $        .55
                                                                            =========================   ========================

Weighted average common units outstanding:
     Class A common units.................................................                57,520,435                 53,176,930
     Class B common units.................................................                10,283,513                 10,283,513






                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                   ------------------------------------------
                                                                                          2002                  2001
                                                                                   -------------------  ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................          $     24,818           $     30,490

 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................                26,136                 23,521
    Gain on sales of real estate...............................................                  (537)                   ---
    Minority partners' interests in consolidated partnerships..................                 5,120                  5,755
    Equity in earnings of real estate joint ventures and service companies.....                  (335)                  (398)

 Changes in operating assets and liabilities:
    Prepaid expenses and other assets..........................................                13,375                 13,252
    Tenant receivables.........................................................                  (984)                (1,188)
    Deferred rents receivable..................................................                (8,749)               (11,203)
    Real estate tax escrows....................................................                (1,806)                (1,937)
    Accrued expenses and other liabilities.....................................               (22,498)               (12,093)
                                                                                   -------------------  ---------------------
    Net cash provided by operating activities..................................                34,540                 46,199
                                                                                   -------------------  ---------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in contract deposits and pre-acquisition costs....................                (9,134)                  (795)
    Proceeds from mortgage note receivable repayments..........................                     4                      3
    Additions to commercial real estate properties.............................                (4,931)               (43,568)
    Additions to developments in progress......................................                (3,621)                (5,078)
    Payment of leasing costs...................................................                (2,987)                (3,102)
    Additions to furniture, fixtures and equipment.............................                    (6)                  (113)
    Proceeds from sales of real estate.........................................                   600                    ---
    Investments in affiliate joint ventures....................................                   ---                (32,752)
                                                                                   -------------------  ---------------------
     Net cash used in investing activities.....................................               (20,075)               (85,405)
                                                                                   -------------------  ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on secured borrowings...................................                (2,486)                (1,883)
    Payment of loan costs......................................................                  (322)                  (334)
    (Increase) decrease in investments in affiliate loans and service companies                (6,190)                 3,099
    Proceeds from of unsecured credit facility.................................                30,000                 88,000
    Repayment of unsecured credit facility.....................................               (84,600)                   ---
    Distributions to minority partners in consolidated partnerships............                (4,096)                (5,104)
    Contributions..............................................................                 4,492                  1,338
    Distributions .............................................................               (37,045)               (32,728)
                                                                                   -------------------  ---------------------
 Net cash (used in) provided by financing activities...........................              (100,247)                52,388
                                                                                   -------------------  ---------------------
 Net (decrease) increase in cash and cash equivalents..........................               (85,782)                13,182
 Cash and cash equivalents at beginning of period..............................               121,773                 16,624
                                                                                   -------------------  ---------------------
 Cash and cash equivalents at end of period....................................           $    35,991           $     29,806
                                                                                   ===================  =====================





                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

    Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT").

    The Operating Partnership is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also owns certain undeveloped land (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

     During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All Properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. At March 31, 2002, the Company's ownership percentage in the Operating Partnership was approximately 88.4%.


2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at March 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction Group, Inc., in which the Operating Partnership owns a non-controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority partners' interests in consolidated partnerships at March 31, 2002 represent a 49% interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2001.

    In October 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   MORTGAGE NOTES PAYABLE

   As of March 31, 2002, the Operating Partnership had approximately $748.6 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.3%.

4.   SENIOR UNSECURED NOTES

     As of March 31, 2002, the Operating Partnership had outstanding approximately $449.5 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures (dollars in thousands):


                                        FACE
                 ISSUANCE              AMOUNT              COUPON RATE             TERM               MATURITY
           --------------------- --------------------   ------------------  -------------------------------------------
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

5.   UNSECURED CREDIT FACILITY

     As of March 31, 2002, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2002, the Operating Partnership had availability under the Credit Facility to borrow an additional $358.0 million (of which approximately $25.9 million has been allocated for outstanding undrawn letters of credit), subject to compliance with certain financial covenants.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

     As of March 31, 2002, the Operating Partnership owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

   The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Company can develop approximately 875,000 square feet of office space. The Operating Partnership financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Credit Facility. In addition, the Operating Partnership owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

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

   On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. On January 4, 2002, net proceeds from this sale were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

   In addition, the Operating Partnership has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002.

7.   PARTNERS' CAPITAL

     During the three months ended March 31, 2002, approximately 11,303 Series E preferred units of the limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 Units at a price of $25.01 per Unit.

     The Operating Partnership currently has issued and outstanding 10,283,513 Class B common units, all of which are held by the Company. The Class B common units currently receive an annual distribution of $2.5968 per unit, which is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

      During March 2002, the Operating Partnership declared the following distributions:

                                                      RECORD                PAYMENT               THREE MONTHS          ANNUALIZED
          SECURITY              DISTRIBUTION           DATE                  DATE                    ENDED             DISTRIBUTION
          --------              ------------           ----                  ----                    -----             ------------

Class A common unit                $.4246         April 5, 2002         April 17, 2002           March 31, 2002            $1.6984
Class B common unit                $.6492         April 12, 2002        April 30, 2002           April 30, 2002            $2.5968
Series A preferred unit            $.4766         April 12, 2002        April 30, 2002           April 30, 2002            $1.9063
Series E preferred unit            $.553125       April 12, 2002        April 30, 2002           April 30, 2002            $2.2125

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Previously, in conjunction with the Company's common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of the Company's outstanding preferred securities.

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

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION  (IN THOUSANDS)


                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                              --------------------------
                                                                                                 2002           2001
                                                                                              ----------    ---------
       Cash paid during the period for interest..........................................    $   31,219      $ 34,950
                                                                                             ==========      ========
       Interest capitalized during the period ...........................................    $    2,607      $  2,703
                                                                                             ===========    =========

9.   SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio includes one office property located in Orlando, Florida. The Operating Partnership has managing directors who report directly to the Co-Presidents and Chief Financial Officer of the Company who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation decisions and performance assessment.

      The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance.

         The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended March 31, 2002 and 2001 (in thousands):

                                                                THREE MONTHS ENDED
                            ----------------------------------------------------------------------------------------
                                                MARCH 31, 2002                          MARCH 31, 2001
                             -------------------------------------------  ------------------------------------------
                                                           CONSOLIDATED                                 CONSOLIDATED
                             CORE PORTFOLIO     OTHER         TOTALS      CORE PORTFOLIO     OTHER         TOTALS
                             --------------     -----         ------      --------------     -----         ------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements........     $    120,198    $     2,307   $    122,505   $    120,722     $    2,717   $   123,439
Equity in earnings of
  real estate joint
  ventures and service
  companies...........                ---            335            335            ---             398          398
Other income                          952          1,674          2,626            549           6,489        7,038
                            --------------   ------------  -------------  -------------   ------------  ------------
  Total Revenues........          121,150          4,316        125,466        121,271           9,604      130,875
                            --------------   ------------  -------------  -------------   ------------  ------------

EXPENSES:
Property  operating
  Expenses..............           41,420            792         42,212         40,354             640       40,994
Marketing, general
  and administrative....            4,604          1,585          6,189          4,624           1,860        6,484
Interest................           12,964          8,027         20,991         12,906          10,725       23,631
Depreciation and
  amortization..........           24,597          1,539         26,136         21,535           1,986       23,521
                            --------------   ------------  -------------  -------------   ------------  ------------
    Total Expenses......           83,585         11,943         95,528         79,419          15,211       94,630
                            --------------   ------------  -------------  -------------   ------------  ------------
Income (loss) before
  distributions to
  preferred unitholders
  and minority interests.   $      37,565    $    (7,627)  $     29,938   $     41,852    $    (5,607)  $    36,245

                            ==============   ============  =============  =============   ============  ============
Total Assets............    $   2,660,419    $   260,572   $  2,920,991   $  2,642,468    $   424,183   $ 3,066,651
                            ==============   ============  =============  =============   ============  ============

10. RELATED PARTY TRANSACTIONS


During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of March 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

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

At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Operating Partnership charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership, has insufficient cash reserves to continue operations for the next twelve months and has reported that it is currently in discussions with its creditors, including the Operating Partnership, and that it may be required to seek protection from creditors under federal bankruptcy laws. FrontLine has reported that although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, FrontLine has stated that it is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

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

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLines default under the FrontLine Loans, interest on borrowings thereunder accrue interest at default interest rates ranging between 13% and 14.5% per annum.

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

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2002, HQ's leases with the Operating Partnership were in default under their lease terms and further, HQ petitioned the Bankruptcy Court to reject two of their leases with the Operating Partnership effective March 13, 2002. The two rejected leases aggregate approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. In addition, commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges, other than the two leases which are being petitioned for rejection, under their leases with the Operating Partnership. There can be no assurances as to whether HQ will affirm or reject the remaining leases with the Operating Partnership or whether or not the Bankruptcy Court will grant HQ's petition to reject the two aforementioned leases. The Operating Partnership reserved approximately $500,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of March 31, 2002.

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

     The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted the use of Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

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

As of March 31, 2002, the Operating Partnership owned and operated 77 office properties (inclusive of eleven office properties which are owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

    The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. The Operating Partnership financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to
Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Credit Facility. In addition, the Operating Partnership owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

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

    In addition, the Operating Partnership has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002.

The market capitalization of the Operating Partnership at March 31, 2002 was approximately $3.3 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and (iii) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2002. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 2002 equaled approximately 39.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of March 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $ 19.6 million.

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

At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Internal Revenue Code of 1986, charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Operating Partnership charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership, has insufficient cash reserves to continue operations for the next twelve months and has reported that it is currently in discussions with its creditors, including the Operating Partnership, and that it may be required to seek protection from creditors under federal bankruptcy laws. FrontLine has reported that although negotiations are ongoing, it does not appear likely that a satisfactory restructuring of these obligations will be achieved. Accordingly, FrontLine has stated that it is currently considering its future options, including seeking protection from its creditors under the federal bankruptcy laws.

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

Both the FrontLine Facility and the RSVP Facility have a term of five years, are unsecured and advances under each are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLines default under the FrontLine Loans, interest on borrowings thereunder accrue interest at default interest rates ranging between 13% and 14.5% per annum.

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

HQ Global Workplaces, Inc., ("HQ") one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine currently operates eleven executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2002, HQ's leases with the Operating Partnership were in default under their lease terms and further, HQ petitioned the Bankruptcy Court to reject two of their leases with the Operating Partnership effective March 13, 2002. The two rejected leases aggregate approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. In addition, commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges, other than the two leases which are being petitioned for rejection, under their leases with the Operating Partnership. There can be no assurances as to whether HQ will affirm or reject the remaining leases with the Operating Partnership or whether or not the Bankruptcy Court will grant HQ's petition to reject the two aforementioned leases. The Operating Partnership reserved approximately $500,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of March 31, 2002.

RESULTS  OF OPERATIONS

Three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

The Operating Partnership's total revenues decreased by $5.4 million or 4.1% for the three months ended March 31, 2002 as compared to the 2001 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $934,000 or .8% for the three months ended March 31, 2002 as compared to the 2001 period. The change in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $5.6 million. In addition, $1.9 million of the increase was generated by lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $4.2 million of revenue attributable to six properties that were sold in 2001. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $8.7 million for the three months ended March 31, 2002 as compared to $11.2 million for the 2001 period. Included in the $8.7 million straight-line rent adjustment is $5.3 million attributable to 919 Third Avenue as compared to $7.5 million for the 2001 period. This amount is primarily attributable to the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $4.5 million or 60.2% for the three months ended March 31, 2002 as compared to the 2001 period. This decrease is primarily attributable to $4.6 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest accrual for the 2002 period.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $1.2 million or 3.0% for the three months ended March 31, 2002 as compared to the 2001 period. This increase is primarily due to $2.8 million of property operating expense increases of which $1.5 million related to our "same-store" properties including $0.9 million attributable to an increase in real estate taxes. These increases in Property Expenses were offset by $1.6 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2002 and 2001 were 65.5% and 66.8%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio.

Marketing, general and administrative expenses decreased by approximately $295,000 for 4.6% or the three months ended March 31, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction and cost containment. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.7% for the three month periods ended March 31, 2002 and 2001.

Interest expense decreased by approximately $2.6 million for the three months ended March 31, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates and a lower average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $205.5 million for the three months ended March 31, 2002 as compared to $254.4 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

    As of March 31, 2002, the Operating Partnership had a three year $575 million unsecur ed revolving credit facility (the "Credit Facility") from The Chase Manhattan Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

    The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2002, the Operating Partnership had availability under the Credit Facility to borrow an additional $358.0 million (of which approximately $25.9 million has been allocated for outstanding undrawn letters of credit), subject to compliance with certain financial covenants.

    During the three months ended March 31, 2002, approximately 11,303 Series E preferred units of the limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 limited partnership units at a price of $25.01 per unit.

    The Operating Partnership has entered into a contract to sell, for approximately $18.5 million, two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet. The closing is scheduled to occur during the second quarter of 2002. In addition, the Operating Partnership owns a 32 acre land parcel located in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The closing is scheduled to occur during 2002.

    The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled
                                        joint ventures         Amounts advanced             Total
                                      -------------------     -------------------    --------------------
    Privatization                     $           21,480      $            3,520     $            25,000
    Student Housing                               18,086                   3,935                  22,021
    Medical Offices                               20,185                     ---                  20,185
    Parking                                          ---                   9,091                   9,091
    Resorts                                          ---                   8,057                   8,057
    Net leased retail                                ---                   3,180                   3,180
    Other assets and overhead                        ---                  21,598                  21,598
                                      -------------------     -------------------    --------------------
                                      $           59,751      $           49,381     $           109,132
                                      ===================     ===================    ====================

   Included in these investments is approximately $17.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

   The Operating Partnership currently has issued and outstanding 10,283,513 Class B common units, all of which are held by the Company. The Class B common units currently receive an annual distribution of $2.5968 per unit, which is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations ("FFO"), as defined, over a base year. Accordingly, to the extent FFO for the twelve month period ending June 30, 2002 is less than the FFO for same period ended June 30, 2001, the distribution rate on the Class B common units will be reduced pursuant to the supplement to the partnership agreement under which the Class B common units were issued.

   The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

   The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Previously, in conjunction with the Company's common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of the Company's outstanding preferred securities.

     The Operating Partnership's indebtedness at March 31, 2002 totaled approximately 1.3 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $217 million outstanding under the Credit Facility, approximately $449.5 million of senior unsecured notes and approximately $612.7 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.3 billion at March 31, 2002 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.3 billion of debt), the Operating Partnership's debt represented approximately 39.0% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at March 31, 2002 (in thousands):

                                                              MATURITY DATE
                           ---------------------------------------------------------------------------------
                             2002         2003          2004          2005           2006        THEREAFTER       TOTAL
                           ---------    ----------    ----------    ----------     ----------    -----------    -----------
Mortgage notes payable (1) $  8,576      $ 12,300      $ 13,169       $14,167        $ 13,785       $131,831     $  193,828
Mortgage notes payable (2)      ---           ---         2,616        18,553         129,920        403,674        554,763
Senior unsecured notes          ---           ---       100,000           ---             ---        350,000        450,000
Unsecured credit facility       ---       217,000           ---           ---             ---            ---        217,000
Land lease obligations        2,015         2,687         2,811         2,814           2,795         49,921         63,043
Air rights lease                276           369           379           379             379          4,658          6,440
obligations                ---------    ----------    ----------    ----------     ----------    -----------    -----------
                           $ 10,867      $232,356      $118,975       $35,913        $146,879       $940,084     $1,485,074
                           =========    ==========    ==========    ==========     ==========    ===========    ===========

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

     In addition, at March 31, 2002, the Operating Partnership had approximately $24.4 million and $1.5 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2002 and 2003, respectively.

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

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In addition, the Operating Partnership believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

   As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower. Additionally, due to the events of September 11th, the Operating Partnership anticipates higher operating expenses as they relate to certain insurance coverage and security measures.

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

     The following table presents the Operating Partnership's FFO calculation (in thousands):


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                  -------------------------------------------------
                                                                           2002                      2001
                                                                  -----------------------    ----------------------
Net income available to common unit holders.....................           $      18,870              $     24,405
Adjustment for Funds From Operations:
Add:
   Real estate depreciation and amortization....................                  25,321                    22,988
   Minority partners' interests in consolidated partnerships....                   5,120                     5,755
Less:
   Gain on sales of real estate.................................                     537                       ---
   Amounts distributable to minority partners in
     consolidated partnerships..................................                   6,563                     5,701
                                                                  -----------------------    ----------------------

Funds From Operations...........................................           $      42,211              $     47,447
                                                                  =======================    ======================

Weighted average units outstanding..............................                  67,804                    63,460
                                                                  =======================    ======================


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

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2002 (dollars in thousands):


                                         For The Year Ended December 31,
                        -------------------------------------------------------------------
                            2002         2003         2004          2005         2006       Thereafter      Total(1)           FMV
                        ------------------------------------------------------------------------------------------------------------
Long term debt:
   Fixed rate...........$   8,576   $     12,300  $ 115,785    $     32,720  $  143,705   $   885,505    $ 1,198,591    $1,218,164
   Weighted average
      Interest rate.....     7.52%          7.51%      7.47%           6.92%       7.38%         7.34%          7.35%
   Variable rate........$     ---   $    217,000        ---    $        ---  $      ---           ---        217,000    $  217,000
   Weighted average
      interest rate.....      ---           3.05%       ---             ---         ---           ---           3.05%


(1) Includes unamortized issuance discounts of approximately $516 on the 5 and 10-year senior unsecured notes issued on March 26, 1999, which are due at maturity.

     In addition, a one percent increase in the LIBOR rate would have an approximate $2.2 million annual increase in interest expense based on $217.0 million of variable rate debt outstanding at March 31, 2002.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2002 (dollars in thousands):

                                            FOR THE YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------
                             2002         2003          2004          2005           2006       THEREAFTER     TOTAL (1)        FMV
                         -----------------------------------------------------------------------------------------------------------
MORTGAGE NOTES
and notes
receivable:
    Fixed rate...........$    1,161   $      ---   $    36,500   $      ---     $      ---    $      16,990  $   54,651   $  55,903
    Weighted average
      interest rate......       9.0%         ---         10.23%         ---            ---             11.9%      10.72%

(1)      Excludes interest receivables aggregating approximately $1,059.

NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

       The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnership's office and industrial properties for the years 1998 through 2001 and the three months ended March 31, 2002.


                                                    NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                      Average
                                         1998            1999            2000            2001         1998-2001          1Q02
                                     -------------- ---------------  --------------  -------------- ---------------  --------------
       Suburban Office Properties
         Total                          $2,004,976      $2,298,899      $3,289,116      $4,606,069      $3,049,765      $1,252,454
         Per Square Foot                      0.23            0.23            0.33                            0.31           $0.12
                                                                                              0.45

       NYC Office Properties
         Total                            N/A            N/A              $946,718      $1,584,501      $1,265,610        $147,258
         Per Square Foot                  N/A            N/A                  0.38                            0.42           $0.04
                                                                                              0.45

      Industrial Properties
         Total                          $1,205,266      $1,048,688        $813,431        $711,666        $944,763        $112,022
         Per Square Foot                      0.12            0.11            0.11                            0.11           $0.02
                                                                                              0.11

                                               NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS

                                            1998           1999             2000            2001
                                     ---------------  --------------   --------------  ---------------
  Long Island Office Properties
    Tenant Improvements                  $1,140,251      $1,009,357       $2,853,706       $2,722,457
    Per Square Foot Improved                   3.98            4.73             6.99             8.47
    Leasing Commissions                    $418,191        $551,762       $2,208,604       $1,444,412
    Per Square Foot Leased                     1.46            2.59             4.96             4.49
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $5.44           $7.32           $11.95           $12.96
                                     ===============  ==============   ==============  ===============

  Westchester Office Properties
    Tenant Improvements                    $711,160      $1,316,611       $1,860,027       $2,584,728
    Per Square Foot Improved                   4.45            5.62             5.72             5.91
    Leasing Commissions                    $286,150        $457,730         $412,226       $1,263,012
    Per Square Foot Leased                     1.79            1.96             3.00             2.89
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $6.24           $7.58            $8.72            $8.80
                                     ===============  ==============   ==============  ===============

  Connecticut Office Properties
    Tenant Improvements                    $202,880        $179,043         $385,531         $213,909
    Per Square Foot Improved                   5.92            4.88             4.19             1.46
    Leasing Commissions                    $151,063        $110,252         $453,435         $209,322
    Per Square Foot Leased                     4.41            3.00             4.92             1.43
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                   $10.33           $7.88            $9.11            $2.89
                                     ===============  ==============   ==============  ===============

  New Jersey Office Properties
    Tenant Improvements                    $654,877        $454,054       $1,580,323       $1,146,385
    Per Square Foot Improved                   3.78            2.29             6.71             2.92
    Leasing Commissions                    $396,127        $787,065       $1,031,950       $1,602,962
    Per Square Foot Leased                     2.08            3.96             4.44             4.08
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $5.86           $6.25           $11.15            $7.00
                                     ===============  ==============   ==============  ===============

  New York City Office Properties
    Tenant Improvements                      N/A              N/A            $65,267         $788,930
    Per Square Foot Improved                 N/A              N/A               1.79            15.69
    Leasing Commissions                      N/A              N/A           $418,185       $1,098,829
    Per Square Foot Leased                   N/A              N/A              11.50            21.86
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                   N/A              N/A             $13.29           $37.55
                                     ===============  ==============   ==============  ===============

  Industrial Properties
    Tenant Improvements                    $283,842        $375,646         $650,216       $1,366,488
    Per Square Foot Improved                   0.76            0.25             0.95             1.65
    Leasing Commissions                    $200,154        $835,108         $436,506         $354,572
    Per Square Foot Leased                     0.44            0.56             0.64             0.43
                                     ---------------  --------------   --------------  ---------------
     Total Per Square Foot                    $1.20           $0.81            $1.59            $2.08
                                     ===============  ==============   ==============  ===============


                                        Average
                                       1998-2001            1Q02            New            Renewal
                                    --------------    --------------  -------------    ---------------
  Long Island Office Properties
    Tenant Improvements                 $1,931,443          $408,299       $320,921            $87,378
    Per Square Foot Improved                  6.04              6.34          13.81               2.12
    Leasing Commissions                 $1,155,742          $250,157       $175,216            $74,941
    Per Square Foot Leased                    3.38              3.88           7.54               1.82
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $9.42             10.22         $21.35              $3.94
                                     ==============   =============== ==============   ================

  Westchester Office Properties
    Tenant Improvements                 $1,618,132          $740,852       $644,517            $96,335
    Per Square Foot Improved                  5.43              7.61          13.14               2.00
    Leasing Commissions                   $604,780          $359,568       $209,738           $149,830
    Per Square Foot Leased                    2.41              3.69           4.27               3.10
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.84            $11.30         $17.41              $5.10
                                     ==============   =============== ==============   ================

  Connecticut Office Properties
    Tenant Improvements                   $245,341           $58,218        $56,498             $1,720
    Per Square Foot Improved                  4.11              7.99          11.63               0.71
    Leasing Commissions                   $231,018           $31,498        $31,498                 $0
    Per Square Foot Leased                    3.44              4.33           6.48                  -
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.55            $12.32         $18.11               0.71
                                     ==============   =============== ==============   ================

  New Jersey Office Properties
    Tenant Improvements                   $958,910          $216,839        $66,674           $150,165
    Per Square Foot Improved                  3.93              9.77          11.79               9.08
    Leasing Commissions                   $954,526           $11,068        $11,068                 $0
    Per Square Foot Leased                    3.64              0.50           1.96                  -
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $7.57            $10.27         $13.75              $9.08
                                     ==============   =============== ==============   ================

  New York City Office Properties
    Tenant Improvements                   $427,099        $1,282,734       $602,100           $680,634
    Per Square Foot Improved                  8.74             21.64          16.28              30.54
    Leasing Commissions                   $758,507          $588,161       $304,300           $283,861
    Per Square Foot Leased                   16.68              9.92           8.23              12.74
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                  $25.42            $31.56          24.51             $43.28
                                     ==============   =============== ==============   ================

  Industrial Properties
    Tenant Improvements                   $669,048          $586,466       $577,373             $9,093
    Per Square Foot Improved                  0.90              1.70           4.17                  -
    Leasing Commissions                   $456,585          $292,487       $251,687            $40,800
    Per Square Foot Leased                    0.52              0.85           1.82               0.20
                                     --------------   --------------- --------------   ----------------
     Total Per Square Foot                   $1.42             $2.55           5.99              $0.20
                                     ==============   =============== ==============   ================


LEASE EXPIRATIONS

The following table sets forth scheduled lease expirations for executed leases as of March 31, 2002:

LONG ISLAND OFFICE PROPERTIES (EXCLUDING OMNI):



           Year of                Total Rentable   % of Total           Per            Per
            Lease        Number    Square Feet   Rentable Square   Square Foot    Square Foot
          Expiration   of Leases    Expiring      Feet Expiring    S/L Rent (1)     Rent (2)
         ----------    ---------    --------     -------------     ------------     --------
2002                      22        78,420          2.5%           $23.82           $26.06
2003                      46       322,001         10.2%           $24.32           $26.83
2004                      48       306,231          9.7%           $23.23           $24.46
2005                      67       402,049         12.7%           $25.14           $28.04
2006                      44       169,206          5.3%           $26.40           $28.69
2007                      26       411,249         13.0%           $24.57           $30.45
2008 and thereafter       74     1,477,312         46.6%              -                -
                          --     ---------         ----

Total/Weighted Average   327     3,166,468        100.0%              -                -
                         ===     =========        =====



             OMNI

           Year of                Total Rentable   % of Total           Per            Per
            Lease         Number    Square Feet   Rentable Square   Square Foot    Square Foot
          Expiration    of Leases    Expiring      Feet Expiring    S/L Rent (1)     Rent (2)
         ----------     ---------    --------     -------------     ------------     --------
2002                     2          33,890          6.3%           $33.55           $36.68
2003                     3          49,793          9.3%           $29.54           $35.16
2004                     5         113,793         21.2%           $27.27           $34.74
2005                     6          59,115         11.0%           $27.91           $35.45
2006                     0            -             0.0%              -                -
2007                     2          59,722         11.1%           $26.86           $34.41
2008 and thereafter      9         220,105         41.1%              -                -
                         -         -------         ----

Total/Weighted Average   27        536,418        100.0%              -                -
                         ==        =======        =====



      WESTCHESTER OFFICE

           Year of                                 Total Rentable    % of Total         Per              Per
            Lease                Number             Square Feet     Rentable Square  Square Foot      Square
          Expiration            of Leases            Expiring      Feet Expiring   S/L Rent (1)       Rent (2)
          ----------           ---------             --------      -------------   ------------       --------
2002                                 38               275,301          8.9%           $21.76           $22.70
2003                                 47               243,025          7.8%           $22.22           $23.88
2004                                 35               171,448          5.5%           $21.40           $22.46
2005                                 48               457,964         14.8%           $22.94           $24.01
2006                                 39               718,904         23.2%           $22.69           $24.47
2007                                 29               416,130         13.4%           $24.85           $27.41
2008 and thereafter                  35               819,165         26.4%              -                -
                                     --             ----------        -----

Total/Weighted Average              271             3,101,937        100.0%              -                -
                                    ===             ==========       ======




STAMFORD OFFICE

           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  17                 45,536          4.3%             $24.67           $25.56
2003                                  21                145,485         13.8%             $30.85           $31.72
2004                                  28                236,570         22.4%             $21.92           $23.08
2005                                  21                118,584         11.2%             $26.63           $28.57
2006                                  24                291,313         27.6%             $24.17           $25.06
2007                                   9                 92,541          8.8%             $31.92           $34.29
2008 and thereafter                    7                125,617         11.9%               -                -
                                     ---       ----------------        ------

Total/Weighted Average               127              1,055,646        100.0%               -                -
                                     ===        ===============        ======


NEW JERSEY OFFICE


           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  15                123,058         7.0%             $20.08           $20.78
2003                                  20                319,328        18.1%             $27.16           $28.21
2004                                  28                206,608        11.7%             $23.08           $23.89
2005                                  27                271,611        15.4%             $23.78           $24.81
2006                                  17                192,248        10.9%             $24.40           $25.87
2007                                   3                 46,639         2.6%             $20.89           $23.69
2008 and thereafter                   17                602,282        34.3%               -                -
                                      --        ----------------       -----

Total/Weighted Average               128              1,761,774       100.0%               -                -
                                     ===        ===============       ======


NEW YORK CITY OFFICE


           Year of                               Total Rentable      % of Total           Per              Per
            Lease                   Number        Square Feet     Rentable Square     Square Foot      Square Foot
          Expiration              of Leases         Expiring       Feet Expiring      S/L Rent (1)       Rent (2)
          ----------              ---------         --------       -------------      ------------       --------
2002                                  16                161,496         4.7%             $35.76           $34.14
2003                                   7                114,987         3.4%             $32.08           $33.00
2004                                  20                223,677         6.6%             $36.24           $39.53
2005                                  33                449,384        13.2%             $35.52           $38.07
2006                                  52                341,686        10.0%             $30.16           $31.81
2007                                   9                117,577         3.4%             $34.16           $36.93
2008 and thereafter                   84              2,003,577        58.7%               -                -
                                      --        ---------------        -----

Total/Weighted Average               221              3,412,384        100.0%              -                -
                                     ===        ===============        ======

INDUSTRIAL

           Year of                               Total Rentable      % of Total           Per            Per
            Lease                   Number        Square Feet      Rentable Square    Square Foot    Square Foot
          Expiration              of Leases         Expiring        Feet Expiring     S/L Rent (1)     Rent (2)
          ----------              ---------         --------        -------------     ------------     --------
2002                                  14                192,055          3.8%            $6.79          $7.34
2003                                  22                578,712         11.3%            $5.67          $6.77
2004                                  34                561,670         11.0%            $6.56          $7.61
2005                                  25                461,741          9.1%            $5.90          $7.43
2006                                  38                859,320         16.8%            $6.64          $7.85
2007                                  20                220,266          4.3%            $7.57          $9.19
2008 and thereafter                   45              2,231,320         43.7%              -              -
                                      --        ----------------       ------

Total / Weighted Average             198              5,105,084        100.0%              -              -
                                     ===        ================       ======


RESEARCH & DEVELOPMENT


           Year of                               Total Rentable      % of Total           Per            Per
            Lease                   Number        Square Feet      Rentable Square    Square Foot    Square Foot
          Expiration              of Leases         Expiring        Feet Expiring     S/L Rent (1)     Rent (2)
          ----------              ---------         --------        -------------     ------------     --------
2002                                  1               4,620             0.4%             $12.85         $13.59
2003                                  5              91,938             8.2%             $10.36         $10.76
2004                                  9              99,218             8.9%             $13.86         $15.07
2005                                  7             457,440            40.9%             $ 8.98         $11.14
2006                                  6              83,061             7.4%             $18.53         $21.50
2007                                  4              85,444             7.6%             $12.60         $13.95
2008 and thereafter                   14            298,015            26.6%               -              -
                                      --        ----------------      ------

Total / Weighted Average              46          1,119,736           100.0%               -              -
                                      ==        ================      ======

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

        The Operating Partnership is not presently subject to any material litigation nor, to the Operating Partnership's knowledge, is any litigation threatened against the Operating Partnership, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Operating Partnership.

        On or about October 3, 2001, Burgess Services, LLC ("Burgess Services"), Dominion Venture Group, LLC ("Dominion Venture Group") and certain affiliated parties commenced an action in Oklahoma State Court against Reckson Strategic Venture Partners, LLC ("RSVP"), the Company, and RAP-Dominion LLC ("RAP-Dominion"), a joint venture through which the Operating Partnership invested with RSVP in a venture with certain of the plaintiffs. On April 10, 2002, the litigation was settled without liability on the part of the Company, the Operating Partnership or the defendant. In connection with the settlement, the joint venture will be terminated.

Item 2.   Changes in Securities and use of proceeds


        During the three months ended March 31, 2002, the Registrant issued 451,934 common units of limited partnership interest to a limited partner in exchange for approximately 11,303 Series E preferred units of limited partnership interest, with a liquidation preference value of approximately $11.3 million. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Securities Holders - None
Item 5.   Other information - None

Item 6.  Exhibits and Reports on Form 8-K
a)       Exhibits - None

b) During the three months ended March 31, 2002 the Registrant filed the following reports on Form 8K:

              On January 8, 2002, the Registrant submitted a report on Form 8-K under Item 5 thereof relating to the sale by a subsidiary of the Registrant of a 49% interest in the property located at 919 Third Avenue.

              On March 7, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

              On March 7, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended December 31, 2001 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L. P.
BY:   RECKSON ASSOCIATES REALTY CORP., its general partner


By:              /s/ Scott H. Rechler                          By:                 /s/ Michael Maturo
-----------------------------------------------------------    -------------------------------------------------------------
Scott H. Rechler, Co-Chief Executive Officer                   Michael Maturo, Executive Vice President, Treasurer
                                                               and Chief Financial Officer


Date: May 2, 2002