Form 10-Q
period 2002-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2002-08-14
CIK 930810

-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER: 1-13762




                      RECKSON OPERATING PARTNERSHIP, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


Delaware                                                                                    11-3233647
--------                                                                                    ----------
(State or other jurisdiction of incorporation or organization)     (IRS Employer Identification Number)


225 Broadhollow Road, Melville, NY                                                               11747
----------------------------------                                                               -----
(Address of principal executive office)                                                      (zip code)

                                 (631) 694-6900
               (Registrant's telephone number including area code)
                  ---------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES_X_ NO__, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES_X_ NO__.









-------------------------------------------------------------------------------

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

     INDEX                                                                                                          PAGE
     -----------------------------------------------------------------------------------------------------------------------
     PART I.  FINANCIAL INFORMATION
     -----------------------------------------------------------------------------------------------------------------------
     Item 1.          Financial Statements

                      Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                      December 31, 2001............................................................................   2

                      Consolidated Statements of Income for the three and six months ended
                      June 30, 2002 and 2001 (unaudited)...........................................................   3

                      Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2002 and 2001 (unaudited)...........................................................   4

                      Notes to the Consolidated Financial Statements (unaudited)...................................   5

     Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations........  14

     Item 3.          Quantitative and Qualitative Disclosures about Market Risk...................................  26

     -----------------------------------------------------------------------------------------------------------------------
     PART II. OTHER INFORMATION
     -----------------------------------------------------------------------------------------------------------------------

     Item 1.          Legal Proceeding.............................................................................  32
     Item 2.          Changes in Securities and Use of Proceeds....................................................  32
     Item 3.          Defaults Upon Senior Securities..............................................................  32
     Item 4.          Submission of Matters to a Vote of Securities Holders........................................  32
     Item 5.          Other Information............................................................................  32
     Item 6.          Exhibits and Reports on Form 8-K.............................................................  33

     ---------------- ------------------------------------------------------------------------------------------------------
       SIGNATURES                                                                                                    33
     ---------------- ------------------------------------------------------------------------------------------------------

   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                      RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                                   JUNE 30, 2002            DECEMBER 31, 2001
                                                                                    (UNAUDITED)
                                                                               -----------------------   ----------------------
ASSETS
 Commercial real estate properties, at cost
      Land..................................................................    $             418,748    $             408,837
      Buildings and improvements............................................                2,405,072                2,328,374
 Developments in progress:
      Land..................................................................                   90,229                   69,365
      Development costs.....................................................                   24,919                   74,303
 Furniture, fixtures and equipment..........................................                    7,791                    7,725
                                                                                ----------------------   ----------------------
                                                                                            2,946,759                2,888,604
      Less accumulated depreciation.........................................                 (408,349)                (361,960)
                                                                                ----------------------   ----------------------
                                                                                            2,538,410                2,526,644
 Investments in real estate joint ventures..................................                    5,697                    5,744
 Investment in mortgage notes and notes receivable..........................                   55,368                   56,234
 Cash and cash equivalents..................................................                   39,281                  121,773
 Tenant receivables.........................................................                   11,511                    9,633
 Investments in service companies and affiliate loans and joint ventures....                   86,787                   84,142
 Deferred rents receivable..................................................                   94,264                   81,089
 Prepaid expenses and other assets..........................................                   24,554                   45,303
 Contract and land deposits and pre-acquisition costs.......................                      101                    3,782
 Deferred lease and loan costs .............................................                   64,811                   64,438
                                                                                ----------------------   ----------------------
      TOTAL ASSETS..........................................................    $           2,920,784    $           2,998,782
                                                                                ======================   ======================

 LIABILITIES
 Mortgage notes payable.....................................................    $             745,983    $             751,077
 Unsecured credit facility..................................................                  176,000                  271,600
 Senior unsecured notes.....................................................                  499,239                  449,463
 Accrued expenses and other liabilities.....................................                   75,215                   84,651
 Distributions payable......................................................                   33,199                   32,988
                                                                                ----------------------   ----------------------
      TOTAL LIABILITIES.....................................................                1,529,636                1,589,779

 Minority partners' interests in consolidated partnerships..................                  243,286                  242,698
                                                                                ----------------------   ----------------------
 Commitments and contingencies..............................................                       --                       --

 PARTNERS' CAPITAL
 Preferred Capital, 11,211,662 and 11,222,965 units outstanding,
      respectively..........................................................                  290,270                  301,573
 General Partners' Capital:
   Class A common units, 50,988,233 and 49,982,377 units
      outstanding, respectively.............................................                  553,800                  551,417
   Class B common units, 10,283,513 units outstanding.......................                  225,619                  231,428
 Limited Partners' Capital:
    Class A common units, 7,276,224 and 7,487,218 units outstanding,
      respectively..........................................................                   78,173                   81,887
                                                                                ----------------------   ----------------------
    TOTAL PARTNERS' CAPITAL.................................................                1,147,862                1,166,305
                                                                                ----------------------   ----------------------

      TOTAL LIABILITIES AND PARTNERS' CAPITAL...............................    $           2,920,784    $           2,998,782
                                                                                ======================   ======================


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED AND IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                           JUNE 30,
                                                             -----------------------------------  ---------------------------------
                                                                    2002               2001             2002              2001
                                                             ------------------  -----------------  --------------  ---------------
REVENUES:
Base rents.................................................. $        109,528    $       111,184    $    216,697    $      218,678
Tenant escalations and reimbursements.......................           14,099             14,165          29,435            30,110
Equity in earnings of real estate joint ventures and
     service companies......................................              159                801             494             1,199
Interest income on mortgage notes and notes receivable......            1,565              1,559           3,121             3,067
Gain on sales of real estate................................               --                 --             537                --
Investment and other income.................................              282              4,674             815            10,204
                                                             ------------------  -----------------  --------------  ---------------
     TOTAL REVENUES.........................................          125,633            132,383         251,099           263,258
                                                             ------------------  -----------------  --------------  ---------------
EXPENSES:
Property operating expenses.................................           41,739             40,874          83,951            81,868
Marketing, general and administrative.......................            6,758              7,353          12,947            13,837
Interest....................................................           22,119             23,557          43,110            47,188
Depreciation and amortization...............................           28,031             27,172          54,167            50,693
                                                             ------------------  -----------------  --------------  ---------------
     TOTAL EXPENSES.........................................           98,647             98,956         194,175           193,586
                                                             ------------------  -----------------  --------------  ---------------
Income before distributions to preferred unit holders
     and minority interests.................................           26,986             33,427          56,924            69,672
Minority partners' interests in consolidated partnerships...           (4,813)            (4,065)         (9,933)           (9,820)
                                                             ------------------  -----------------  --------------  ---------------
Net income..................................................           22,173             29,362          46,991            59,852
Preferred unit distributions................................           (5,767)            (5,928)        (11,715)          (12,013)
                                                             ------------------  -----------------  --------------  ---------------
Net income available to common unit holders................. $         16,406    $        23,434    $     35,276    $       47,839
                                                             ==================  =================  ==============  ===============
Net Income available to:
     Class A common units................................... $         12,928    $        18,535    $     27,746    $       37,300
     Class B common units...................................            3,478              4,899           7,530            10,539
                                                             ------------------  -----------------  --------------  ---------------
Total....................................................... $         16,406    $        23,434    $     35,276    $       47,839
                                                             ==================  =================  ==============  ===============
Net income per weighted average common units:

   Class A common unit...................................... $            .22    $           .34    $        .48    $          .69
                                                             ==================  =================  ==============  ===============
   Class B common unit...................................... $            .34    $           .48    $        .73    $         1.02
                                                             ==================  =================  ==============  ===============
Weighted average common units outstanding:
     Class A common units...................................           58,275             54,985          57,900            54,086
     Class B common units...................................           10,284             10,284          10,284            10,284




                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited and in thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                   ------------------------------------------
                                                                                          2002                  2001
                                                                                   -------------------  ---------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................    $           46,991   $             59,852

 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................                54,167                 50,693
    Gain on sales of real estate...............................................                  (537)                    --
    Minority partners' interests in consolidated partnerships..................                 9,933                  9,820
    Equity in earnings of real estate joint ventures and service companies.....                  (494)                (1,199)

 Changes in operating assets and liabilities:
    Prepaid expenses and other assets..........................................                20,914                 (1,482)
    Tenant receivables.........................................................                (1,878)                 1,682
    Deferred rents receivable..................................................               (13,175)               (22,150)
    Real estate tax escrows....................................................                   288                 (1,266)
    Accrued expenses and other liabilities.....................................                (9,490)                (1,931)
                                                                                   -------------------  ---------------------
    Net cash provided by operating activities..................................               106,719                 94,019
                                                                                   -------------------  ---------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in contract deposits and pre-acquisition costs....................                    --                 (1,343)
    Proceeds from mortgage note receivable repayments..........................                     8                  2,945
    Additions to commercial real estate properties.............................               (20,810)               (87,982)
    Additions to developments in progress......................................               (31,809)                (5,252)
    Payment of leasing costs...................................................                (6,169)                (5,998)
    Additions to furniture, fixtures and equipment.............................                   (64)                  (244)
    Proceeds from sales of real estate and marketable securities...............                 2,128                     --
    Investments in affiliate joint ventures....................................                    --                (24,966)
                                                                                   -------------------  ---------------------
     Net cash used in investing activities.....................................               (56,716)              (122,840)
                                                                                   -------------------  ---------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on secured borrowings...................................                (5,094)               (73,801)
    Payment of loan costs......................................................                  (990)                  (789)
    Increase in investments in affiliate loans and service companies...........                (2,651)                (5,042)
    Proceeds from issuance of senior unsecured notes...........................                49,432                     --
    Proceeds from secured borrowings...........................................                    --                 75,000
    Proceeds from of unsecured credit facility.................................                45,000                118,000
    Repayment of unsecured credit facility.....................................              (140,600)                    --
    Distributions to minority partners in consolidated partnerships............                (9,559)               (10,727)
    Contributions..............................................................                 6,014                  1,331
    Distributions .............................................................               (74,047)               (65,510)
                                                                                   -------------------  ---------------------
 Net cash (used in) provided by financing activities...........................              (132,495)                38,462
                                                                                   -------------------  ---------------------
 Net (decrease) increase in cash and cash equivalents..........................               (82,492)                 9,641
 Cash and cash equivalents at beginning of period..............................               121,773                 16,624
                                                                                   -------------------  ---------------------
 Cash and cash equivalents at end of period....................................    $           39,281   $             26,265
                                                                                   ===================  =====================



                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

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

     During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All Properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. At June 30, 2002, the Company's ownership percentage in the Operating Partnership was approximately 89.4%.


2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at June 30, 2002 and December 31, 2001 and the results of their operations for the three and six months ended June 30, 2002 and 2001, respectively, and, their cash flows for the six months ended June 30, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of the service businesses currently conducted by Reckson Management Group, Inc., RANY Management Group, Inc. Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc., in which the Operating Partnership owns a 97% non-controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority partners' interests in consolidated partnerships at June 30, 2002 represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

     The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2001.

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

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company intends to use a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past.

In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Operating Partnership will adopt Statement No. 145 on January 1, 2003.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   MORTGAGE NOTES PAYABLE

     As of June 30, 2002, the Operating Partnership had approximately $746.0 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.3%.

4.   SENIOR UNSECURED NOTES

     As of June 30, 2002, the Operating Partnership had outstanding approximately $499.2 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                        FACE
                 ISSUANCE              AMOUNT              COUPON RATE            TERM                 MATURITY
           --------------------- --------------------   ------------------  ------------------  -----------------------
              March 26, 1999          $   100,000             7.40%              5 years            March 15, 2004
              June 17, 2002           $    50,000             6.00%              5 years            June 15, 2007
             August 27, 1997          $   150,000             7.20%             10 years           August 28, 2007
              March 26, 1999          $   200,000             7.75%             10 years            March 15, 2009

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and 267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

     On June 17, 2002, the Operating Partnership issued $50 million of 6% (6.13% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

5.   UNSECURED CREDIT FACILITY

     As of June 30, 2002, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The JPMorgan Chase Bank as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $400 million, subject to compliance with certain financial covenants.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

     As of June 30, 2002, the Operating Partnership owned and operated 77 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. The Operating Partnership currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land is located. The Operating Partnership financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 (the "Code") and from an advance under the Credit Facility. In addition, the Operating Partnership owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The sale of this land is subject to certain rezoning and other municipal approvals. At this time it is undetermined whether these approvals or rezoning will be obtained and the sale closed. The Operating Partnership currently owns and operates six buildings encompassing approximately 542,000 square feet in the same office park in which this land is located. As of June 30, 2002, the Operating Partnership had invested approximately $115 million in these developments in progress. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans. The Operating Partnership has capitalized approximately $5.4 million for the six months ended June 30, 2002 related to real estate taxes, interest and other carrying costs related to these developments in progress.

     The Operating Partnership also owns a 357,000 square foot office building in Orlando, Florida. Additionally, the Operating Partnership holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of June 30, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's note receivable investments.

     The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"). As of June 30, 2002, the 520JV had total assets of $21.5 million, a mortgage note payable of $12.8 million and other liabilities of $.9 million. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.7 million. In addition, the 520JV had total revenues of $1,615,000 and total expenses of $1,637,000 for the six months ended June 30, 2002. The Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $29,000 and $216,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the six months ended June 30, 2002 and 2001, respectively.

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

   On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from the sale of August 8th were used to repay borrowings under the Credit Facility.

7.   PARTNERS' CAPITAL

     On March 28, 2002, approximately 11,303 Series E preferred units of the limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 Units at a price of $25.01 per Unit. In addition, during the three months ended June 30, 2002, the Company increased its general partner interest in the Operating Partnership by acquiring 666,466 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     As of June 30, 2002, the Operating Partnership had issued and outstanding 10,283,513 Class B common units, all of which are held by the Company and which were entitled to receive an annual distribution of $2.5968 per unit. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. On July 31, 2002, the annual distribution on the Class B common unit was decreased to $2.5884 per unit.

     The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

      During May 2002, the Operating Partnership declared the following distributions:

                                                      RECORD                PAYMENT           THREE MONTHS      ANNUALIZED
      SECURITY                  DISTRIBUTION           DATE                  DATE                ENDED         DISTRIBUTION
      --------                  ------------           ----                  ----                -----         ------------
Class A common unit                $.4246          July 5, 2002          July 17, 2002       June 30, 2002        $1.6984
Class B common unit                $.6471         July 15, 2002          July 31, 2002       July 31, 2002        $2.5884
Series A preferred unit            $.476563       July 15, 2002          July 31, 2002       July 31, 2002        $1.9063
Series E preferred unit            $.553125       July 15, 2002          July 31, 2002       July 31, 2002        $2.2125

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Subsequent to June 30, 2002, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 1,856,200 Class A common units at an average price of $21.98 per Class A unit for an aggregate purchase price for both the Class A and Class B units of approximately $49.2 million. Previously, in conjunction with the Company's common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On May 22, 2002, approximately $1.4 million of loans made to certain executive officers to purchase the Company's common stock matured. The loans were secured by 61,668 shares of the Company's Class A common stock. The loans were satisfied by the executive officers with the 61,668 shares of Class A common stock. The market value of these shares on May 22, 2002 was sufficient to fully satisfy these loans and as such there was no financial impact to the Company. The Company has subsequently retired these shares.

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

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION  (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -----------------------------
                                                                               2002             2001
                                                                            ------------    -------------
       Cash paid during the period for interest.........................    $    45,817     $   52,766
                                                                            ============    =============

       Interest capitalized during the period ..........................    $     4,406     $    5,137
                                                                            ============    =============

9.   SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). In addition the Operating Partnership's portfolio includes one office property located in Orlando, Florida. The Operating Partnership has managing directors who report directly to the Co-Presidents and Chief Financial Officer of the Company who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation decisions and performance assessment.

      The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes and (ii) the operating performance of the office property located in Orlando, Florida as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

         The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                                                       THREE MONTHS ENDED
                           --------------------------------------------------------------------------------------------------
                                              JUNE 30, 2002                                       JUNE 30, 2001
                           --------------------------------------------------------  ----------------------------------------
                                                                CONSOLIDATED                                   CONSOLIDATED
                            CORE PORTFOLIO       OTHER             TOTALS         CORE PORTFOLIO     OTHER        TOTALS
                           ----------------   -----------      --------------    ----------------  ----------   ------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements........      $    121,517    $    2,110       $     123,627       $   123,030    $     2,319   $   125,349
Equity in earnings of
  real estate joint
  ventures and service
  companies...........                  --           159                 159                --             801          801
Other income                           141         1,706               1,847             1,929           4,304        6,233
                              -------------   -----------       -------------     -------------   ------------  ------------
  Total Revenues........           121,658         3,975             125,633           124,959           7,424      132,383
                              -------------   -----------       -------------     -------------   ------------  ------------

EXPENSES:
Property  operating
  Expenses..............            40,190         1,549              41,739            40,080             794       40,874
Marketing, general
  and administrative....             4,671         2,087               6,758             5,446           1,907        7,353
Interest................            12,990         9,129              22,119            12,149          11,408       23,557
Depreciation and
  amortization..........            25,831         2,200              28,031            25,096           2,076       27,172
                              -------------   -----------       -------------     -------------   ------------  -----------
    Total Expenses......            83,682        14,965              98,647            82,771          16,185       98,956
                              -------------   -----------       -------------     -------------   ------------  ------------
Income (loss) before
  distributions to
  preferred unitholders
  and minority interests.     $     37,976    $  (10,990)      $      26,986      $     42,188    $    (8,761)  $    33,427
                              =============   ===========      ==============     =============   ============  ============
Total Assets.............     $  2,693,174    $  227,610       $   2,920,784      $  2,691,989    $   423,705   $ 3,115,694
                              =============   ===========      ==============     =============   ============  ============

                                                                       SIX MONTHS ENDED
                           --------------------------------------------------------------------------------------------------
                                             JUNE 30, 2002                                       JUNE 30, 2001
                           ---------------------------------------------------  ---------------------------------------------
                                                             CONSOLIDATED                                      CONSOLIDATED
                            CORE PORTFOLIO       OTHER           TOTALS          CORE PORTFOLIO       OTHER        TOTALS
                           -----------------   -----------  ------------------  ----------------   ------------ -------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements........      $    241,715    $    4,417        $    246,132       $   243,752     $     5,036   $  248,788
Equity in earnings of
  real estate joint
  ventures and service
  companies...........                  --           494                 494                --           1,199        1,199
Other income                         1,093         3,380               4,473             2,478          10,793       13,271
                              -------------   -----------       -------------     -------------   ------------   -----------
  Total Revenues........           242,808         8,291             251,099           246,230          17,028      263,258
                              -------------   -----------       -------------     -------------   ------------   -----------

EXPENSES:
Property  operating
  Expenses..............            81,610         2,341              83,951            80,434           1,434       81,868
Marketing, general
  and administrative....             9,275         3,672              12,947            10,070           3,767       13,837
Interest................            25,954        17,156              43,110            25,055          22,133       47,188
Depreciation and
  amortization..........            50,428         3,739              54,167            46,631           4,062       50,693
                              -------------   -----------       -------------     -------------   ------------   -----------
    Total Expenses......           167,267        26,908             194,175           162,190          31,396      193,586
                              -------------   -----------       -------------     -------------   ------------   -----------
Income (loss) before
  distributions to
  preferred unitholders
  and minority interests..    $     75,541    $  (18,617)       $     56,924       $    84,040     $   (14,368)   $  69,672
                              =============   ===========       ==============     ============    =============  ===========

10. RELATED PARTY TRANSACTIONS

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owns a 3% controlling interest in the Service Companies. During the six months ended June 30, 2002, Reckson Construction Group, Inc. billed approximately $77,000 of market rate services and Reckson Management Group, Inc. billed approximately $156,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. In addition, for the six months ended June 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $200,000 for a property in which certain executive officers maintain an equity interest.

The Company leases 43,713 square feet of office and storage space at an Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Company also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an independent director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $416,000. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $170,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

Both the FrontLine Facility and the RSVP Facility have terms of five years, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees, subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock, the Operating Partnership has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.

11.  COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $500,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of June 30, 2002.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of June 30, 2002 approximately 547,000 square feet in fifteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.3 million, or 2.8% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through July 31, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has increased its reserve against the deferred rent receivable on its balance sheet at June 30, 2002 in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leases approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, at June 30, 2002, the Operating Partnership has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

Arthur Andersen, LLP ("AA") leases approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provides for base rent of approximately $2 million on an annualized basis and expires in April 2004. AA is current on all rental charges through July 31, 2002. AA has experienced significant financial difficulties with its business and there is uncertainty as to whether it will remain in its space for the duration of its lease term. As of June 30, 2002, the Operating Partnership has reserved 100% of the deferred rent receivable related to this lease which is approximately $140,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L. P. (the "Operating Partnership") and related notes.

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial properties in the New York tri-state area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or release space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; credit of our tenants, changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

CRITICAL ACCOUNTING POLICIES

    The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership's results of operations to those of companies in similar businesses.

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

    The Operating Partnership makes estimates of the collectibility of its tenant receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Operating Partnership specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends, changes in customer payment terms, publicly available information and, to the extent available, guidance provided by the tenant when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Operating Partnership makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Operating Partnership's net income, because a higher bad debt reserve results in less net income.

     During the six months ended June 30, 2002, the Operating Partnership incurred approximately $3.5 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

     The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

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

    As of June 30, 2002, the Operating Partnership owned and operated 77 office properties (inclusive of eleven office properties which are owned through joint ventures) comprising approximately 13.8 million square feet, 102 industrial properties comprising approximately 6.8 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

   The Operating Partnership also owns approximately 254 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately two million square feet of office space and approximately 450,000 square feet of industrial space. On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire an additional 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. The Operating Partnership currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land is located. The Operating Partnership financed this acquisition in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986 and from an advance under the Operating Partnership's unsecured credit facility. In addition, the Operating Partnership owns a 32 acre land parcel in Rye Brook, NY which is under contract for sale for approximately $22.3 million. The sale of this land is subject to certain rezoning and other municipal approvals. At this time it is undetermined whether these approvals or rezoning will be obtained and the sale closed. The Operating Partnership currently owns and operates six buildings encompassing approximately 542,000 square feet in the same office park in which this land is located. As of June 30, 2002, the Operating Partnership had invested approximately $115 million in these developments in progress. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans. The Operating Partnership has capitalized approximately $5.4 million for the six months ended June 30, 2002 related to real estate taxes, interest and other carrying costs related to these developments in progress.

   The Operating Partnership also owns a 357,000 square foot office building located in Orlando, Florida. Additionally, the Operating Partnership holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L. P., owner of the Omni, a 575,000 square foot Class A Office Property located in Uniondale, NY and three other notes aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of June 30, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's note receivable investments.

   As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., and Reckson Construction Group, Inc. (collectively, the "Service Companies"). The Operating Partnership owns a 97% non-controlling interest in the Service Companies. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owns a 3% controlling interest in the Service Companies. During the six months ended June 30, 2002, Reckson Construction Group, Inc. billed approximately $77,000 of market rate services and Reckson Management Group, Inc. billed approximately $156,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. In addition, for the six months ended June 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $200,000 for a property in which certain executive officers maintain an equity interest.

     The Company leases 43,713 square feet of office and storage space at an Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Company also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

     A company affiliated with an independent director of the Company, leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $416,000. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $170,000.

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

    The total market capitalization of the Operating Partnership at June 30, 2002 was approximately $3.3billion. The Operating Partnership's total market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and
(iii) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2002. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 2002 equaled approximately 39.0%.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing

March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

     At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility have terms of five years, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     In November 1999, the Company received 176,186 shares of the common stock of FrontLine as fees in connection with the FrontLine Loans. As a result of certain tax rule provisions included in the REIT Modernization Act, it was determined that the Company could no longer maintain any equity position in FrontLine. As part of a compensation program, the Company distributed these shares to certain non-executive employees, subject to recourse loans. The loans were scheduled to be forgiven over time based on continued employment with the Company. Based on the current value of FrontLine's common stock, the Operating Partnership has established a valuation reserve charge relating to the outstanding balance of these loans in the amount of $2.4 million.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

The Operating Partnership's total revenues decreased by $6.8 million or 5.1% for the three months ended June 30, 2002 as compared to the 2001 period. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $1.7 million or 1.4% for the three months ended June 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $9.1 million. In addition, Property Operating Revenues increased by $0.8 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $4.4 million of operating revenue attributable to six properties that were sold in 2001. The Operating Partnership's Property Operating Revenues was further effected by the impact of the straightline rent adjustment of $4.4 million for the three months ended June 30, 2002 as compared to $10.9 million for the 2001 period. Straightline rent for the three months ended June 30, 2002 was decreased by $1.8 million for bad debt reserves. This decrease of $6.5 million is primarily attributable to the property located at 919 Third Avenue for the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Other revenues (excluding Property Operating Revenues) decreased by $5.0 million or 71.5% for the three months ended June 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $4.6 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest earned for the 2002 period.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $0.9 million or 2.1% for the three months ended June 30, 2002 as compared to the 2001 period. This increase includes a $1.5 million increase in property operating expenses and a $1.1 million increase in real estate taxes related to our "same-store" properties. Included in the $1.5 million of property operations expense increase is $500,000 and $350,000 attributable to increases in security and insurance costs respectively. These increases result primarily from implications of September 11th and security cost increases primarily relate to our New York City properties. These increases in Property Expenses were offset by $1.7 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2002 and 2001 were 66.2% and 67.4%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of an increase in reserves on deferred rents receivable which reduced property operating revenues for the three months ended June 30, 2002.

Marketing, general and administrative expenses decreased by approximately $595,000 or 8.1% for the three months ended June 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fees incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.4% for the three months ended June 30, 2002 as compared to 5.6% for the 2001 period. The Operating Partnership capitalized approximately $1.3 million of marketing, general and administrative expenses for the three months ended June 30, 2002 as compared to $1.2 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Operating Partnership.

Interest expense decreased by approximately $1.4 million for the three months ended June 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates and a lower average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $218.1 million for the three months ended June 30, 2002 as compared to $323.2 million for the three months ended June 30, 2001.

Six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

The Operating Partnership's total revenues decreased by $12.2 million or 4.6% for the six months ended June 30, 2002 as compared to the 2001 period. Property Operating Revenues decreased by $2.6 million or 1.1% for the six months ended June 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $13.9 million. In addition, Property Operating Revenues increased by $3.0 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $9.3 million of revenue attributable to six properties that were sold in 2001. The Operating Partnership's property operating revenues was further effected by the impact of the straightline rent adjustment of $13.0 million for the six months ended June 30, 2002 as compared to $22.0 million for the 2001 period. This decrease of $9.0 million is primarily attributable to the property located at 919 Third Avenue for the free rent period, which was effective through February 28, 2002, contained in the lease of the largest tenant in the building. Straightline rent for the six months ended June 30, 2002 was decreased by $2.5 million for bad debt reserves. Other revenues (excluding Property Operating Revenues) decreased by $9.5 million or 65.7% for the six months ended June 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $6.1 million of interest income accrued on the FrontLine Loans during the 2001 period with no such comparable interest accrual for the 2002 period.

Property Expenses increased by $2.1 million or 2.5% for the six months ended June 30, 2002 as compared to the 2001 period. This increase is primarily due to a $2.0 million increase in property operating expenses and a $2.2 million increase in real estate taxes related to our "same store" properties. Included in the $2.0 million increase in property operating expenses is $850,000 and $470,000 attributable to increases in security and insurance costs, respectively. The increases result primarily from implications of September 11th and security cost increases primarily relate to our New York City properties. In addition, Property Expenses increased by $0.8 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $3.3 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins for the six months ended June 30, 2002 and 2001 were 65.9% and 67.1%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of an increase in reserves on deferred rents receivable.

Marketing, general and administrative expenses decreased by approximately $890,000 or 6.4% for the six months ended June 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fess incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues, were 5.2% for the six months ended June 30, 2002 as compared to 5.3% for the 2001 period. The Operating Partnership capitalized approximately $2.6 million of marketing, general and administrative expenses for the six months ended June 30, 2002 as compared to $2.4 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Operating Partnership.

Interest expense decreased by approximately $4.1 million for the six months ended June 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates and a lower average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $211.8 million for the six months ended June 30, 2002 as compared to $289.0 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

   As of June 30, 2002, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The JPMorgan Chase Bank, as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

   The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $400 million, subject to compliance with certain financial covenants.

   On March 28, 2002, approximately 11,303 Series E preferred units of the limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 limited partnership units at a price of $25.01 per unit. In addition, during the three months ended June 30, 2002, the Company increased its general partner interest in the Operating Partnership by acquiring 666,466 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     On June 17, 2002, the Operating Partnership issued $50 million of 6% (6.13% effective rate) senior unsecured notes due June 15, 2007. Net proceeds of approximately $49.4 million were used to repay outstanding borrowings under the Credit Facility.

       On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from the August 8th sale were used to repay borrowings under the Credit Facility.

   The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                 RSVP controlled
                                  joint ventures    Amounts advanced        Total
                                 ---------------    ----------------   ---------------
    Privatization                 $      21,480      $       3,520      $      25,000
    Student Housing                      18,086              3,935             22,021
    Medical Offices                      20,185                 --             20,185
    Parking                                  --              9,091              9,091
    Resorts                                  --              8,057              8,057
    Net leased retail                        --              3,180              3,180
    Other assets and overhead                --             21,598             21,598
                                  --------------     --------------    ---------------
                                  $      59,751      $      49,381      $     109,132
                                  ==============     ==============    ===============

   Included in these investments is approximately $17.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

   As of June 30, 2002 the Operating Partnership had issued and outstanding 10,283,513 Class B common units, all of which are held by the Company and which were entitled to receive an annual distribution of $2.5968 per unit. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations ("FFO"), as defined, over a base year. On July 31, 2002, the annual distribution on the Class B common units was decreased to $2.5884 per unit.

   The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

    The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class B common stock and/or its Class A common stock. Subsequent to June 30, 2002, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 1,856,200 Class A common units at an average price of $21.98 per Class A unit for an aggregate purchase price for both the Class A and Class B units of approximately $49.2 million. Previously, in conjunction with the Company's common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million. In addition, the Board of Directors of the Company has formed a pricing committee to consider purchases up to $75 million of the Company's outstanding preferred securities.

On May 22, 2002, approximately $1.4 million of loans made to certain executive officers to purchase the Company's common stock matured. The loans were secured by 61,668 shares of the Company's Class A common stock. The loans were satisfied by the executive officers with the 61,668 shares of Class A common stock. The market value of these shares on May 22, 2002 was sufficient to fully satisfy these loans and as such there was no financial impact to the Company. The Company has subsequently retired these shares.

    The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"). As of June 30, 2002, the 520JV had total assets of $21.5 million, a mortgage note payable of $12.8 million and other liabilities of $.9 million. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.7 million. In addition the 520JV had total revenues of $1,615,000 and total expenses of $1,637,000 for the six months ended June 30, 2002. The Operating Partnership accounts for the 520JV under the equity method of accounting, The 520JV contributed approximately $29,000 and $216,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the six months ended June 30, 2002 and 2001, respectively.

Effective January 1, 2002 the Company has elected to follow FASB Statement No. 123, "Accounting for Stock Based Compensation". Statement No.123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All future employee stock option grants will be expensed over the options' vesting periods based on the fair value at the date of the grant in accordance with Statement No. 123. The Company expects minimal financial impact in the current year from the adoption of Statement No. 123. To determine the fair value of the stock options granted, the Company intends to use a Black-Scholes option pricing model. Historically, the Company had applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with Statement No. 123. Accordingly, no compensation cost had been recognized for its stock option plans in the past.

   The Operating Partnership's indebtedness at June 30, 2002 totaled approximately $1.3 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $176.0 million outstanding under the Credit Facility, approximately $499.2 million of senior unsecured notes and approximately $610.4 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.3 billion at June 30, 2002 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.3 billion of debt), the Operating Partnership's debt represented approximately 39.0% of its total market capitalization

   HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 225,000 square feet and have current contractual annual base rents of approximately $6.7 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $500,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of June 30, 2002.

   WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company which leases as of June 30, 2002 approximately 547,000 square feet in fifteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.3 million, or 2.8% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through July 31, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has increased its reserve against the deferred rent receivable on its balance sheet at June 30, 2002 in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

   MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leases approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, at June 30, 2002, the Operating Partnership has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

   Arthur Andersen, LLP ("AA") leases approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provides for base rent of approximately $2 million on an annualized basis and expires in April 2004. AA is current on all rental charges through July 31, 2002. AA has experienced significant financial difficulties with its business and there is uncertainty as to whether it will remain in its space for the duration of its lease term. As of June 30, 2002, the Operating Partnership has reserved 100% of the deferred rent receivable related to this lease which is approximately $140,000.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at June 30, 2002 (in thousands):

                                                                MATURITY DATE
                               ------------------------------------------------------------------------------
                                 2002         2003          2004          2005         2006       THEREAFTER       TOTAL
                               ---------    ----------    ----------    ----------  ----------    -----------   -----------
Mortgage notes payable (1)      $  5,965     $ 12,300     $ 13,169      $14,167      $ 13,785      $128,700     $  188,086
Mortgage notes payable (2)            --           --        2,616       18,553       129,920       406,808        557,897
Senior unsecured notes                --           --      100,000           --            --       400,000        500,000
Unsecured credit facility             --      176,000           --           --            --            --        176,000
Land lease obligations             1,331        2,687        2,811        2,814         2,795        49,921         62,359
Air rights lease obligations         187          369          379          379           379         4,659          6,352
                               ---------    ----------   ----------   ----------    ----------   -----------   ------------
                                $  7,483     $191,356     $118,975      $35,913      $146,879      $990,088     $1,490,694
                               =========    ==========   ==========   ==========    ==========   ===========   ============

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

     In addition, at March 31, 2002, the Operating Partnership had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2003.

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

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In addition, the Operating Partnership believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. There can be no assurance that there will be adequate demand for the Operating Partnership's equity securities at the time or at the price in which the Operating Partnership desires to raise capital through the sale of its equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

The Operating Partnership is subject to federal, state and local laws and regulations relating to the protection of the environment, which may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. An owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in the property. These laws often impose such liability without regard to whether the owner knew of, or caused, the presence of the contaminants. Clean-up costs and the owner's liability generally are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of, or the failure to properly remediate, the substances may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral.

     As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Operating Partnership's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting and/or excluding coverage for acts of terrorism in all risk policies. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $100 million per occurrence (except for one property which has an additional aggregate $150 million of coverage). As a result, the Operating Partnership may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Operating Partnership's properties contain customary covenants, including covenants that require the Operating Partnership to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Operating Partnership's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Operating Partnership's financial results, its ability to finance and/or refinance its properties or to buy or sell properties.

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

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. To the extent the Operating Partnership's properties contain vacant space, the Operating Partnership will bear such inflationary increases in expenses.

     The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

     Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership whose general partner is an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            JUNE 30,                           JUNE 30,
                                                --------------------------------    --------------------------------
                                                     2002              2001              2002              2001
                                                --------------    -------------     --------------     -------------
Net income available to common
   unit holders.............................    $       16,406    $      23,434     $       35,276     $      47,839
Adjustment for Funds From Operations:
Add:
   Real estate depreciation and
      amortization..........................            27,041           26,727             52,362            49,715
   Minority partners' interests in
      consolidated partnerships.............             4,813            4,065              9,933             9,820
Less:
   Gain on sales of real estate.............                --               --                537                --
   Amounts distributable to minority
       partners in consolidated
          partnerships......................             6,329            5,104             12,893            10,805
                                               ----------------   ----------------  ------------------  ----------------
Funds From Operations.......................   $        41,931    $      49,122     $       84,141      $     96,569
                                               ================   ================  ==================  ================
Weighted average units outstanding..........            68,559           65,268             68,184            64,369
                                               ================   ================  ==================  ================

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

     The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of June 30, 2002, the Operating Partnership had no derivatives outstanding.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2002 (dollars in thousands):

                                      FOR THE YEAR ENDED DECEMBER 31,
                        -------------------------------------------------------------
                             2002      2003         2004          2005        2006       THEREAFTER      TOTAL(1)       FMV
                        -------------------------------------------------------------------------------------------------------
Long term debt:
   Fixed rate...........  $  5,965  $  12,300    $ 115,785    $  32,720    $ 143,705     $ 935,508    $ 1,245,983  $ 1,265,746
   Weighted average
      Interest rate.....      7.49%      7.51%        7.47%        6.92%       7.38%          7.27%          7.30%
   Variable rate........  $     --  $ 176,000    $      --    $      --    $      --     $      --    $   176,000  $   176,000
   Weighted average
      interest rate.....        --       2.97%          --           --           --            --           2.97%

(1) Includes aggregate unamortized issuance discounts of approximately $761 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

     In addition, a one percent increase in the LIBOR rate would have an approximate $1.8 million annual increase in interest expense based on $176.0 million of variable rate debt outstanding at June 30, 2002.

     The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2002 (dollars in thousands):

                                            FOR THE YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------
                             2002         2003       2004          2005       2006       THEREAFTER     TOTAL (1)       FMV
                         -----------------------------------------------------------------------------------------------------
Mortgage notes
and  notes receivable:
    Fixed rate...........  $  1,157   $    --      $   36,500   $    --     $    --      $    16,990      $ 54,647    $ 55,867
    Weighted average
      interest rate......       9.0%       --           10.23%       --          --            11.92%        10.73%

(1)   Excludes interest receivables aggregating approximately $721.

NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnership's office and industrial properties for the years 1998 through 2001 and the six months ended June 30, 2002.

             NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

                                                                                                        Average
                                         1998             1999            2000           2001          1998-2001          2002
                                   --------------   --------------   -------------   -------------   --------------  -------------
      Suburban Office Properties
           Total                     $2,004,976       $2,298,899      $3,289,116      $4,606,069      $3,049,765      $2,325,404
           Per Square Foot                 0.23             0.23            0.33            0.45            0.31           $0.23

      NYC Office Properties
           Total                        N/A              N/A            $946,718      $1,584,501      $1,265,610       $828,596
           Per Square Foot              N/A              N/A                0.38            0.45            0.42          $0.24

      Industrial Properties
           Total                     $1,205,266       $1,048,688        $813,431        $711,666        $944,763       $437,208
           Per Square Foot                 0.12             0.11            0.11            0.11            0.11          $0.07


 NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING
                            COMMISSIONS

                                                                                                      AVERAGE
                                          1998            1999            2000            2001        1998-2001
                                      --------------    ------------   ------------     -----------  -----------
  Long Island Office Properties
    Tenant Improvements                  $1,140,251      $1,009,357     $2,853,706      $2,722,457   $1,931,443
    Per Square Foot Improved                   3.98            4.73           6.99            8.47         6.04
    Leasing Commissions                    $418,191        $551,762     $2,208,604      $1,444,412   $1,155,742
    Per Square Foot Leased                     1.46            2.59           4.96            4.49         3.38
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                    $5.44           $7.32         $11.95          $12.96        $9.42

                                      ==============    ============   ============     ===========  ===========
  Westchester Office Properties
    Tenant Improvements                    $711,160      $1,316,611     $1,860,027      $2,584,728   $1,618,132
    Per Square Foot Improved                   4.45            5.62           5.72            5.91         5.43
    Leasing Commissions                    $286,150        $457,730       $412,226      $1,263,012     $604,780
    Per Square Foot Leased                     1.79            1.96           3.00            2.89         2.41
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                    $6.24           $7.58          $8.72           $8.80        $7.84
                                      ==============    ============   ============     ===========  ===========
  Connecticut Office Properties
    Tenant Improvements                    $202,880        $179,043       $385,531        $213,909     $245,341
    Per Square Foot Improved                   5.92            4.88           4.19            1.46         4.11
    Leasing Commissions                    $151,063        $110,252       $453,435        $209,322     $231,018
    Per Square Foot Leased                     4.41            3.00           4.92            1.43         3.44
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                   $10.33           $7.88          $9.11           $2.89        $7.55
                                      ==============    ============   ============     ===========  ===========
  New Jersey Office Properties
    Tenant Improvements                    $654,877        $454,054     $1,580,323      $1,146,385     $958,910
    Per Square Foot Improved                   3.78            2.29           6.71            2.92         3.93
    Leasing Commissions                    $396,127        $787,065     $1,031,950      $1,602,962     $954,526
    Per Square Foot Leased                     2.08            3.96           4.44            4.08         3.64
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                    $5.86           $6.25         $11.15           $7.00        $7.57
                                      ==============    ============   ============     ===========  ===========
  New York City Office Properties
    Tenant Improvements                      N/A             N/A           $65,267        $788,930     $427,099
    Per Square Foot Improved                 N/A             N/A              1.79           15.69         8.74
    Leasing Commissions                      N/A             N/A          $418,185      $1,098,829     $758,507
    Per Square Foot Leased                   N/A             N/A             11.50           21.86        16.68
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                   N/A             N/A            $13.29          $37.55       $25.42
                                      ==============    ============   ============     ===========  ===========
  Industrial Properties
    Tenant Improvements                    $283,842        $375,646       $650,216      $1,366,488     $669,048
    Per Square Foot Improved                   0.76            0.25           0.95            1.65         0.90
    Leasing Commissions                    $200,154        $835,108       $436,506        $354,572     $456,585
    Per Square Foot Leased                     0.44            0.56           0.64            0.43         0.52
                                      --------------    ------------   ------------     -----------  -----------
     Total Per Square Foot                    $1.20           $0.81          $1.59           $2.08        $1.42
                                      ==============    ============   ============     ===========  ===========

                                                 2002               NEW              RENEWAL
                                             --------------      --------------      -----------
  Long Island Office Properties
    Tenant Improvements                           $817,925            $470,774         $347,151
    Per Square Foot Improved                          5.33               10.51             3.20
    Leasing Commissions                           $661,559            $253,957         $407,602
    Per Square Foot Leased                            4.31                5.67             3.75
                                             --------------      --------------      -----------
     Total Per Square Foot                            9.63              $16.18            $6.95
                                             ==============      ==============      ===========
  Westchester Office Properties
    Tenant Improvements                         $1,200,380            $967,886         $232,494
    Per Square Foot Improved                          7.59               11.53             3.13
    Leasing Commissions                           $513,884            $357,295         $156,589
    Per Square Foot Leased                            3.25                4.26             2.11
                                             --------------      --------------      -----------
     Total Per Square Foot                          $10.84              $15.79            $5.24
                                             ==============      ==============      ===========
  Connecticut Office Properties
    Tenant Improvements                           $385,999            $384,279           $1,720
    Per Square Foot Improved                          8.86                9.34             0.71
    Leasing Commissions                           $101,574            $101,574               $0
    Per Square Foot Leased                            2.33                2.47               --

                                             --------------      --------------      -----------
     Total Per Square Foot                          $11.19              $11.81             0.71
                                             ==============      ==============      ===========
  New Jersey Office Properties
    Tenant Improvements                           $624,731            $336,076         $288,655
    Per Square Foot Improved                         10.22               19.80             6.54
    Leasing Commissions                           $330,520            $127,681         $202,839
    Per Square Foot Leased                            5.13                6.30             4.60
                                             --------------      --------------      -----------
     Total Per Square Foot                          $15.35              $26.10           $11.14
                                             ==============      ==============      ===========
  New York City Office Properties
    Tenant Improvements                         $2,074,924          $1,348,436         $726,488
    Per Square Foot Improved                         20.23               20.47            19.82
    Leasing Commissions                           $816,045            $389,781         $426,264
    Per Square Foot Leased                            7.96                5.92            11.63
                                             --------------      --------------      -----------
     Total Per Square Foot                          $28.19                26.39          $31.44
                                             ==============      ==============      ===========
  Industrial Properties
    Tenant Improvements                           $743,640            $672,728          $70,912
    Per Square Foot Improved                          1.56                3.71               --
    Leasing Commissions                           $330,391            $289,591          $40,800
    Per Square Foot Leased                            0.69                1.60             0.14
                                             --------------      --------------      -----------
     Total Per Square Foot                           $2.25                5.32            $0.14
                                             ==============      ==============      ===========

LEASE EXPIRATION SCHEDULE

The following table sets forth scheduled lease expirations for executed leases as of June 30, 2002:

LONG ISLAND OFFICE (EXCLUDING OMNI)

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
           Year of                  Leases            Feet            Leased          % of Total          GAAP             Cash
          Expiration               Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
          ----------               --------         --------           -----         ------------       --------         --------
2002                                  17                 66,399         2.1%             2.1%            $23.83           $26.06
2003                                  50                319,071        10.0%            12.1%            $24.48           $26.72
2004                                  49                301,455         9.5%            21.6%            $21.75           $24.38
2005                                  71                396,191        12.5%            34.0%            $24.95           $27.66
2006                                  44                169,206         5.3%            39.4%            $25.18           $28.45
2007                                  36                423,707        13.3%            52.7%            $24.60           $30.25
2008 and thereafter                   81              1,505,191        47.3%           100.0%                --               --
                                      --            -----------       -----
Total/Weighted Average               348              3,181,220       100.0%              --                 --               --


OMNI

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
           Year of                  Leases            Feet            Leased          % of Total          GAAP             Cash
          Expiration               Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
          ----------               --------         --------           -----         ------------       --------         --------
2002                                  2              34,975            6.3%              6.3%            $28.02           $33.80
2003                                  3              49,793            9.0%             15.4%            $29.54           $35.16
2004                                  5             113,793           20.6%             36.0%            $27.29           $34.79
2005                                  4              43,780            7.9%             43.9%            $28.24           $35.42
2006                                  0                  --            0.0%             43.9%                --               --
2007                                  2              59,722           10.8%             54.7%            $26.78           $34.41
2008 and thereafter                   12            250,112           45.3%            100.0%                --               --
                                      --        ----------------     -----
Total/Weighted Average                28            552,175          100.0%               --                 --               --


WESTCHESTER OFFICE

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
           Year of                  Leases            Feet            Leased          % of Total          GAAP             Cash
          Expiration               Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
          ----------               --------         --------           -----         ------------       --------         --------
2002                                  24                172,220         5.7%              5.7%            $21.16           $22.28
2003                                  46                242,271         8.0%             13.7%            $22.17           $23.82
2004                                  38                177,296         5.9%             19.6%            $21.50           $22.52
2005                                  51                465,316        15.4%             35.0%            $22.62           $23.91
2006                                  40                720,326        23.8%             58.8%            $22.69           $24.55
2007                                  33                425,732        14.1%             72.9%            $25.36           $27.15
2008 and thereafter                   35                819,145        27.1%            100.0%               --               --
                                      --        ----------------       -----
Total/Weighted Average               267              3,022,306       100.0%               --                --               --

LEASE EXPIRATION SCHEDULE

STAMFORD OFFICE

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
Year of                             Leases            Feet            Leased          % of Total          GAAP             Cash
Expiration                         Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
----------                         --------         --------           -----         ------------       --------         --------
2002                                  13              32,118            3.0%             3.0%            $24.53           $25.96
2003                                  20             145,085           13.6%            16.6%            $30.97           $31.81
2004                                  28             236,570           22.2%            38.9%            $22.02           $23.08
2005                                  24             123,864           11.6%            50.5%            $26.41           $28.18
2006                                  24             291,313           27.4%            77.9%            $24.22           $25.11
2007                                  10              94,890            8.9%            86.8%            $32.04           $34.41
2008 and thereafter                   9              140,729           13.2%           100.0%                --                --

Total/Weighted Average               128           1,064,569          100.0%              --                 --                --


NEW JERSEY OFFICE

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
Year of                             Leases            Feet            Leased          % of Total          GAAP             Cash
Expiration                         Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
----------                         --------         --------           -----         ------------       --------         --------
2002                                  8              81,618                  4.4%        4.4%            $21.13           $21.64
2003                                  20             319,328          17.2%             21.5%            $27.16           $28.22
2004                                  28             206,608          11.1%             32.6%            $23.08           $23.91
2005                                  27             272,784          14.7%             47.3%            $23.83           $24.84
2006                                  16             181,060           9.7%             57.0%            $24.48           $26.12
2007                                  5               57,237           3.1%             60.1%            $21.25           $23.18
2008 and thereafter                   20             743,082          39.9%            100.0%                --                --

Total/Weighted Average               124           1,861,717         100.0%               --                 --                --


NEW YORK CITY OFFICE

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
Year of                             Leases            Feet            Leased          % of Total          GAAP             Cash
Expiration                         Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
----------                         --------         --------           -----         ------------       --------         --------
2002                                  10                122,367         3.6%             3.6%            $43.61           $40.26
2003                                  7                 114,987         3.4%             6.9%            $32.10           $33.65
2004                                  20                223,677         6.5%            13.5%            $36.54           $39.89
2005                                  34                451,470        13.2%            26.7%            $36.30           $38.34
2006                                  54                346,402        10.1%            36.8%            $30.29           $31.95
2007                                  12                126,083         3.7%            40.5%            $34.66           $37.35
2008 and thereafter                   88              2,034,773        59.5%           100.0%                --               --

Total/Weighted Average               225              3,419,759       100.0%              --                 --               --

LEASE EXPIRATION SCHEDULE

INDUSTRIAL

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
           Year of                  Leases            Feet            Leased          % of Total          GAAP             Cash
          Expiration               Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
          ----------               --------         --------           -----         ------------       --------         --------
2002                                  8              91,878            1.8%              1.8%            $7.15             $7.95
2003                                  19            499,273            9.8%             11.6%            $5.67             $6.86
2004                                  35            562,235           11.0%             22.6%            $6.55             $7.60
2005                                  26            476,541            9.4%             32.0%            $5.85             $7.30
2006                                  39            865,820           17.0%             49.0%            $6.65             $7.91
2007                                  22            229,316            4.5%             53.5%            $7.70             $9.16
2008 and thereafter                   50          2,371,109           46.5%            100.0%               --                --
                                      --        ---------------      -----
Total / Weighted Average             199          5,096,172          100.0%               --                --                --


RESEARCH & Development

                                  Number of          Square         % of Total        Cumulative        Expiring         Expiring
           Year of                  Leases            Feet            Leased          % of Total          GAAP             Cash
          Expiration               Expiring         Expiring           Sq Ft         Leased Sq Ft       Rent (1)         Rent (2)
          ----------               --------         --------           -----         ------------       --------         --------
2002                                  1               4,620             0.4%              0.4%            $12.85           $12.85
2003                                  4              91,938             8.2%              8.6%            $10.59           $10.97
2004                                  9              99,218             8.9%             17.5%            $13.86           $15.07
2005                                  11            457,440            40.9%             58.3%             $9.95           $11.45
2006                                  7              83,061             7.4%             65.8%            $17.49           $20.08
2007                                  4              85,444             7.6%             73.4%            $12.60           $13.95
2008 and thereafter                   15            298,015            26.6%            100.0%                --               --
                                      --        ----------------       -----
Total / Weighted Average              51          1,119,736           100.0%               --                 --               --

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of June 30, 2002:

                                                                                        Percent of Consolidated
                                                                     Total                   Annualized Base
Tenant Name (1)                             Tenant Type           Square Feet                Rental Revenue
-----------------------------------------------------------------------------------------------------------------
   *    Debevoise & Plimpton                   Office                 465,420                    5.5%
   *    WorldCom/MCI                           Office                 547,018                    2.8%
   *    American Express                       Office                 238,261                    1.7%
        Bell Atlantic                          Office                 208,661                    1.3%
   *    Shulte Roth & Zabel                    Office                 230,621                    2.2%
   *    HQ Global                        Office/Industrial            201,900                    1.5%
        United Distillers                      Office                 137,918                    0.9%
        Waterhouse Securities                  Office                 127,143                    0.9%
   *    Prudential                             Office                 219,416                    0.9%
   *    Banque Nationale De Paris              Office                 144,334                    1.5%
        D.E. Shaw                              Office                  89,526                    0.7%
        Vytra Healthcare                       Office                 105,612                    0.7%
        Metromedia Fiber Network Svcs.         Office                 112,075                    0.7%
   *    Kramer Levin Nessen Kamin,             Office                 140,892                    1.3%
        Hoffman-La Roche Inc.                  Office                 120,736                    0.6%
        Heller Ehrman White                    Office                  54,815                    0.6%
        Lab Corp                               Office                 108,000                    0.6%
   *    Novartis                               Office                 150,747                    0.9%
   *    Draft Worldwide, Inc.                  Office                 124,008                    1.1%
        Practicing Law Institute               Office                  62,000                    0.6%
        Lockheed Martin Corporation            Office                 123,554                    0.5%
   *    State Farm                       Office/Industrial            162,650                    1.0%
        Estee Lauder                         Industrial               370,000                    0.5%
   *    JP Morgan Chase Bank                   Office                  69,527                    0.6%
        Radianz U.S. No. 2 Inc.                Office                 130,009                    0.5%
-----------------------------------------------------------------------------------------------------------------

    (1) Ranked by pro rata share of annualized base rental revenue

    (2) Based on annualized base rental revenue adjusted for pro rata share of joint venture interests.
     * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

--------------------------------------------------------------------------------

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

Item 2.   Changes in Securities and use of proceeds

         During the three months ended June 30, 2002, the Registrant issued 666,466 common units of general partnership interest for an equal number of common units of limited partnership interest. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Securities Holders - None

Item 5.   Other information

The Company as general partner of the Operating Partnership has received approval of the Audit Committee of the Board permitting Ernst & Young, LLP, the Company's auditors to perform the following non-audit related services: (i) the preparation and review of tax filings; (ii) analysis related to compliance with law including, but not limited to the REIT qualification; (iii) review of Company disclosure related issues; and (iv) analysis relating to alternative structures of potential joint ventures, acquisitions and financings.

Item 6.  Exhibits and Reports on Form 8-K
         a)  Exhibits
                  10.1     2002 Stock Option Plan of the Company
                  99.1 Certification of Donald Rechler, Co-CEO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to
                           Section 1350 of Chapter 63 of title 18 of the United State Code

                  99.2 Certification of Scott H. Rechler, Co-CEO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to
                           Section 1350 of Chapter 63 of title 18 of the United State Code

                  99.3 Certification of Michael Maturo, CFO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to
                           Section 1350 of Chapter 63 of title 18 of the United State Code

         b) During the three months ended June 30, 2002 the Registrant filed the following reports on Form 8K:

             On May 2, 2002, the Registrant submitted a report on Form 8-K under
             Item 9 thereof in order to submit its first quarter presentation in satisfaction of the requirements of Regulation FD.



             On May 2, 2002, the Registrant submitted a report on Form 8-K under
             Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended March 31, 2002 in satisfaction of the requirements of Regulation FD.

             On May 23, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit the Company's annual shareholders' meeting presentation in satisfaction of the requirements of Regulation FD.

             On June 18, 2002, the Registrant submitted a report on Form 8-K under Item 5 thereof relating to the public offering by the Operating Partnership of $50,000,000 aggregate principal amount of its 6.00% senior unsecured notes due 2007.

             On June 28, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit a press release concerning certain data on the Registrant's leases with WorldCom/MCI in satisfaction of the requirements of Regulation FD.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


  By:            /s/ Scott H. Rechler                            By:           /s/ Michael Maturo
-----------------------------------------------------------    ------------------------------------------------------
Scott H. Rechler, Co-Chief Executive Officer                   Michael Maturo, Executive Vice President, Treasurer
                                                               and Chief Financial Officer

  By:            /s/ Donald Rechler
-----------------------------------------------------------
Donald Rechler, Co-Chief Executive Officer




DATE: August 12, 2002