Form 10-Q
period 2002-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2002-11-14
CIK 930810

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER: 1-13762



                      RECKSON OPERATING PARTNERSHIP, L. P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



             DELAWARE                                         11-3233647
             --------                                         ----------
   (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

  225 BROADHOLLOW ROAD, MELVILLE, NY                            11747
  ----------------------------------                            -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                       (ZIP CODE)


                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)
               ---------------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES _X_ NO ___, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X _ NO ___.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 126.2 OF THE EXCHANGE ACT).

                                  YES _X_ NO __

================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

  INDEX                                                                                                PAGE
-------------------------------------------------------------------------------------------------------------------
  PART I.         FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
  Item 1.        Financial Statements

                 Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
                 December 31, 2001.....................................................................   2

                 Consolidated Statements of Income for the three and nine months ended
                 September 30, 2002 and 2001 (unaudited)...............................................   3

                 Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 2002 and 2001 (unaudited)...............................................   4

                 Notes to the Consolidated Financial Statements (unaudited)............................   5

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................  15

  Item 3.        Quantitative and Qualitative Disclosures about Market Risk............................  29

  Item 4.        Controls and Procedures...............................................................  30
-------------------------------------------------------------------------------------------------------------------
  PART II.       OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------

  Item 1.        Legal Proceedings.....................................................................  34
  Item 2.        Changes in Securities and Use of Proceeds.............................................  34
  Item 3.        Defaults Upon Senior Securities.......................................................  34
  Item 4.        Submission of Matters to a Vote of Securities Holders.................................  34
  Item 5.        Other Information.....................................................................  34
  Item 6.        Exhibits and Reports on Form 8-K......................................................  34
-------------------------------------------------------------------------------------------------------------------
  SIGNATURES...........................................................................................  35
-------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)


                                                                              SEPTEMBER 30, 2002    DECEMBER 31, 2001
 ASSETS                                                                          (UNAUDITED)
                                                                              -----------------     -----------------
Commercial real estate properties, at cost
     Land ................................................................       $   417,351           $   408,837
     Buildings and improvements ..........................................         2,400,577             2,328,374
Developments in progress:
     Land ................................................................            91,396                69,365
     Development costs ...................................................            26,371                74,303
Furniture, fixtures and equipment ........................................             7,811                 7,725
                                                                                 -----------           -----------
                                                                                   2,943,506             2,888,604
     Less accumulated depreciation .......................................          (428,150)             (361,960)
                                                                                 -----------           -----------
                                                                                   2,515,356             2,526,644
Investments in real estate joint ventures ................................             5,680                 5,744
Investment in mortgage notes and notes receivable ........................            55,695                56,234
Cash and cash equivalents ................................................            32,285               121,773
Tenant receivables .......................................................             9,321                 9,633
Investments in service companies and affiliate loans and joint ventures ..            88,066                84,142
Deferred rents receivable ................................................           100,755                81,089
Prepaid expenses and other assets ........................................            30,506                45,303
Contract and land deposits and pre-acquisition costs .....................               121                 3,782
Deferred lease and loan costs ............................................            68,295                64,438
                                                                                 -----------           -----------
     TOTAL ASSETS ........................................................       $ 2,906,080           $ 2,998,782
                                                                                 ===========           ===========
LIABILITIES
Mortgage notes payable ...................................................       $   743,148           $   751,077
Unsecured credit facility ................................................           224,000               271,600
Senior unsecured notes ...................................................           499,272               449,463
Accrued expenses and other liabilities ...................................            76,683                84,651
Distributions payable ....................................................            32,234                32,988
                                                                                 -----------           -----------
     TOTAL LIABILITIES ...................................................         1,575,337             1,589,779
                                                                                 -----------           -----------
Minority partners' interests in consolidated partnerships ................           242,720               242,698
                                                                                 -----------           -----------
Commitments and contingencies ............................................                --                    --

PARTNERS' CAPITAL
Preferred Capital, 11,211,662 and 11,222,965 units issued and outstanding,
  respectively .............................................................         290,270               301,573
General Partners' Capital:
  Class A common units, 49,152,033 and 49,982,377 units issued and
    outstanding, respectively ................................................       508,705               551,417
  Class B common units, 9,915,313 and 10,283,513 units issued and
    outstanding, respectively ................................................       214,760               231,428
Limited Partners' Capital:
   Class A common units, 7,276,224 and 7,487,218 units issued and
    outstanding, respectively ................................................        74,288                81,887
                                                                                 -----------           -----------
   TOTAL PARTNERS' CAPITAL ...............................................         1,088,023             1,166,305
                                                                                 -----------           -----------
     TOTAL LIABILITIES AND PARTNERS' CAPITAL .............................       $ 2,906,080           $ 2,998,782
                                                                                 ===========           ===========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                              ----------------------------    ----------------------------
                                                                  2002            2001             2002           2001
                                                              ------------    ------------    ------------    ------------
REVENUES:
Base rents ................................................   $    111,175    $    110,594    $    326,424    $    327,697
Tenant escalations and reimbursements .....................         15,272          15,273          44,656          45,198
Equity in earnings of real estate joint ventures and
  service companies .......................................            104             505             598           1,704
Interest income on mortgage notes and notes receivable ....          1,589           1,584           4,710           4,651
Gain on sales of real estate ..............................             --             972             537             972
Investment and other income ...............................            642           3,244           1,456          13,448
                                                              ------------    ------------    ------------    ------------
     TOTAL REVENUES .......................................        128,782         132,172         378,381         393,670
                                                              ------------    ------------    ------------    ------------
EXPENSES:
Property operating expenses ...............................         46,135          43,844         129,461         125,047
Marketing, general and administrative .....................          6,827           6,653          19,687          20,392
Interest ..................................................         22,648          23,505          65,757          70,691
Depreciation and amortization .............................         29,147          26,318          82,913          76,601
                                                              ------------    ------------    ------------    ------------
     TOTAL EXPENSES .......................................        104,757         100,320         297,818         292,731
                                                              ------------    ------------    ------------    ------------
Income from continuing operations before distributions to
  preferred unit holders, minority interests, valuation
  reserves on investments in affiliate loans and joint
  ventures, discontinued operations and extraordinary
  loss ....................................................         24,025          31,852          80,563         100,939
Minority partners' interests in consolidated partnerships .         (4,446)         (3,065)        (14,379)        (12,885)
Valuation reserves on investments in affiliate loans and
  joint ventures ..........................................             --        (163,000)             --        (163,000)
                                                              ------------    ------------    ------------    ------------
Income (loss) before discontinued operations, extraordinary
  loss and distributions to preferred unitholders .........         19,579        (134,213)         66,184         (74,946)
Discontinued operations
     Income from discontinued operations ..................            503             208             889             793
     Gain on sales of real estate .........................          4,896              --           4,896              --
                                                              ------------    ------------    ------------    ------------
Income (loss) before extraordinary loss and distributions
  to preferred unit holders ...............................         24,978        (134,005)         71,969         (74,153)
Extraordinary loss on extinguishment of debts .............             --          (2,898)             --          (2,898)
                                                              ------------    ------------    ------------    ------------
Net income (loss) .........................................         24,978        (136,903)         71,969         (77,051)
Preferred unit distributions ..............................         (5,760)         (5,996)        (17,475)        (18,009)
                                                              ------------    ------------    ------------    ------------
Net income (loss) allocable to common unit holders ........   $     19,218    $   (142,899)   $     54,494    $    (95,060)
                                                              ============    ============    ============    ============
Net Income (loss) allocable to:
     Class A common units .................................   $     15,149    $   (112,159)   $     42,895    $    (74,859)
     Class B common units .................................          4,069         (30,740)         11,599         (20,201)
                                                              ------------    ------------    ------------    ------------
Total .....................................................   $     19,218    $   (142,899)   $     54,494    $    (95,060)
                                                              ============    ============    ============    ============
Net income (loss) per weighted average common units:
     Class A common unit before extraordinary loss ........   $        .27    $      (1.92)   $        .75    $      (1.32)
     Extraordinary loss per Class A common unit ...........             --            (.04)             --            (.04)
                                                              ------------    ------------    ------------    ------------
     Class A common unit ..................................   $        .27    $      (1.96)   $        .75    $      (1.36)
                                                              ============    ============    ============    ============
     Class B common unit before extraordinary loss ........   $        .41    $      (2.93)   $       1.14    $      (1.90)
     Extraordinary loss per Class B common unit ...........             --            (.06)             --            (.06)
                                                              ------------    ------------    ------------    ------------
     Class B common unit ..................................   $        .41    $      (2.99)   $       1.14    $      (1.96)
                                                              ============    ============    ============    ============
Weighted average common units outstanding:
     Class A common units .................................     56,802,000      57,368,000      57,530,000      55,192,000
     Class B common units .................................     10,010,000      10,284,000      10,191,000      10,284,000



                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ----------------------
                                                                                 2002         2001
                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................   $  71,969    $ (77,051)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...........................................      82,913       77,221
   Extraordinary loss on extinguishment of debts ...........................          --        2,898
   Valuation reserves on investments in affiliate loans and joint ventures .          --      163,000
   Gain on sales of real estate ............................................      (5,433)        (972)
   Minority partners' interests in consolidated partnerships ...............      14,379       12,885
   Equity in earnings of real estate joint ventures and service companies ..        (598)      (1,704)

Changes in operating assets and liabilities:
   Prepaid expenses and other assets .......................................      14,205       13,166
   Tenant receivables ......................................................         312        1,446
   Deferred rents receivable ...............................................     (19,666)     (28,843)
   Real estate tax escrows .................................................      (2,774)      (2,037)
   Accrued expenses and other liabilities ..................................      (6,698)     (20,895)
                                                                               ---------    ---------
      Net cash provided by operating activities ............................     148,609      139,114
                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in contract deposits and pre-acquisition costs .................     (37,304)      (2,897)
   Proceeds from mortgage note receivable repayments .......................          12        2,949
   Additions to commercial real estate properties ..........................     (31,029)    (121,703)
   Additions to developments in progress ...................................          --       (3,606)
   Payment of leasing costs ................................................     (12,789)      (6,264)
   Additions to furniture, fixtures and equipment ..........................         (71)        (324)
   Proceeds from sales of real estate and marketable securities ............      22,385      109,250
   Investments in affiliate joint ventures .................................          --      (25,056)
                                                                               ---------    ---------
      Net cash used in investing activities ................................     (58,796)     (47,651)
                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured borrowings ................................      (7,930)    (291,445)
   Payment of loan costs ...................................................      (1,538)      (5,944)
   Increase in investments in affiliate loans and service companies ........      (2,978)     (13,878)
   Proceeds from issuance of senior unsecured notes ........................      49,432           --
   Proceeds from secured borrowings ........................................          --      325,000
   Proceeds from of unsecured credit facility ..............................     115,000      128,000
   Repayment of unsecured credit facility ..................................    (162,600)     (98,000)
   Distributions to minority partners in consolidated partnerships .........     (14,572)     (13,390)
   Purchases of general partner common units ...............................     (49,227)          --
   Contributions ...........................................................       6,310        1,790
   Distributions ...........................................................    (111,198)    (102,545)
                                                                               ---------    ---------
      Net cash used in financing activities ................................    (179,301)     (70,412)
                                                                               ---------    ---------
Net (decrease) increase in cash and cash equivalents .......................     (89,488)      21,051
Cash and cash equivalents at beginning of period ...........................     121,773       16,624
                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................   $  32,285    $  37,675
                                                                               =========    =========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All Properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. At September 30, 2002, the Company's ownership percentage in the Operating Partnership was approximately 89.7%.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at September 30, 2002 and December 31, 2001 and the results of their operations for the three and nine months ended September 30, 2002 and 2001, respectively, and, their cash flows for the nine months ended September 30, 2002 and 2001, respectively. The Operating Partnership's investments in majority owned and/or controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owns a 97% non-controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The minority partners' interests in consolidated partnerships at September 30, 2002 represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 575,000 square foot suburban office property and beginning December 21, 2001, a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2001.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No, 144 does not have an impact on net income (loss). Statement No. 144 only impacts the presentation of the results of operations and gain (loss) on sales of real estate for those properties sold during the period within the consolidated statements of operations (see Note 6).

In April 2002, the FASB issued Statement No. 145, which rescinded Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Operating Partnership will adopt Statement No. 145 on January 1, 2003.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.   MORTGAGE NOTES PAYABLE

As of September 30, 2002, the Operating Partnership had approximately $743.1 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with a net carrying value of approximately $1.5 billion and have a weighted average interest rate of approximately 7.26%.

The following table sets forth the Operating Partnership's mortgage notes payable as of September 30, 2002, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,811           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,476           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,824           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         45,342           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       19,429           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            54,104           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                83,223           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   36,063           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,376           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,976           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,735           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                247,464          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,690          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       38,512           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          64,507           6.82%     November, 2027           28
                                                   --------------
Total/Weighted Average                               $   743,148           7.26%
                                                   ==============


------------------------
    (a)  Encompasses six Class A office properties
    (b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.5 million
    (c) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $126.2 million
    (d)  Subject to interest rate adjustment on November 1, 2004

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at September 30, 2002 is approximately $7.6 million.

4.   SENIOR UNSECURED NOTES

As of September 30, 2002, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):


                                       FACE
          ISSUANCE                    AMOUNT              COUPON RATE              TERM              MATURITY
-----------------------------  ---------------------   -------------------   -----------------  -------------------
       March 26, 1999                $100,000                7.40%                5 years         March 15, 2004
       June 17, 2002                 $ 50,000                6.00%                5 years         June 15, 2007
       August 27, 1997               $150,000                7.20%               10 years         August 28, 2007
       March 26, 1999                $200,000                7.75%               10 years         March 15, 2009

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and 267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

On June 17, 2002, the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

5.   UNSECURED CREDIT FACILITY

As of September 30, 2002, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The JPMorgan Chase Bank as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The outstanding borrowings under the Credit Facility was $224 million at September 30, 2002. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $351 million, subject to compliance with certain financial covenants.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

As of September 30, 2002, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 338 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately
3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2002, the Operating Partnership had invested approximately $117 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $8.1 million for the nine months ended September 30, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

The Operating Partnership holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of September 30, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's note receivable investments. The Operating Partnership also owns a 357,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note along with one of the Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties L.P. John Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of September 30, 2002, the 520JV had total assets of $21.3 million, a mortgage note payable of $12.7 million and other liabilities of $1.0 million. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.6 million. In addition, the 520JV had total revenues of $2.6 million and total expenses of $2.5 million for the nine months ended September 30, 2002. The Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $133,000 and $316,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the nine months ended September 30, 2002 and 2001, respectively.

On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. On January 4, 2002, net proceeds from this transition were used primarily to repay borrowings under the Credit Facility and for working capital purposes.

On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general operating purposes. The Operating Partnership recorded an aggregate net gain of approximately $4.9 million as a result of these sales. In addition, in accordance with FASB Statement No. 144, the operating results of these properties and the resulting gain on sales of real estate have been reflected as discontinued operations for all periods presented on the accompanying statements of operations.

7.       PARTNERS' CAPITAL

On September 30, 2002, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common units currently receive an annual distribution of $2.5884 per unit.

The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

During August 2002, the Operating Partnership declared the following distributions:


                                             RECORD             PAYMENT             THREE MONTHS        ANNUALIZED
       SECURITY          DISTRIBUTION         DATE               DATE                  ENDED           DISTRIBUTION
       --------          ------------         ----               ----                  -----           ------------
Class A common unit         $.4246       October  7, 2002   October 18, 2002      September 30, 2002      $1.6984
Class B common unit         $.6471       October 15, 2002   October 31, 2002       October 31, 2002       $2.5884
Series A preferred unit     $.476563     October 15, 2002   October 31, 2002       October 31, 2002       $1.9063
Series E preferred unit     $.553125     October 15, 2002   October 31, 2002       October 31, 2002       $2.2125

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and/or its Class B common stock. During the three months ended September 30, 2002, under this buy-back program, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 1,856,200 Class A common units at an average price of $21.98 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $49.2 million. In addition, subsequent to September 30, 2002, the Operating Partnership purchased 842,200 Class A common units at $20.77 per unit. As a result of these purchases, annual common unit distributions will decrease by approximately $5.5 million. Previously, in conjunction with the Company's prior common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million.

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. On September 30, 2002, the Company had 9,192,000 shares of its Class A preferred stock outstanding and on October 14, 2002, purchased and retired 357,500 shares at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

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

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION  (in thousands)

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     -----------------
                                                      2002      2001
                                                     -------   -------
    Cash paid during the period for interest......   $79,456   $87,932
                                                     =======   =======
    Interest capitalized during the period .......   $ 6,354   $ 7,764
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

The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida and (iii) the operating performance of those properties reflected as discontinued operations on the Operating Partnership's consolidated statements of operations as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three and nine months ended September 30, 2002 and 2001 (in thousands):


                                                                          Three months ended
                             ------------------------------------------------------------------------------------------------------
                                              September 30, 2002                                      September 30, 2001
                             --------------------------------------------------      ---------------------------------------------
                                   Core                            CONSOLIDATED         Core                          CONSOLIDATED
                                 Portfolio          Other             TOTALS          Portfolio         Other             TOTALS
                                 ----------       ----------       ------------      -----------      ----------      ------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements .........       $  124,289       $    2,158        $  126,447       $  123,689       $    2,178        $  125,867
Equity in earnings of real
  estate joint ventures
  and service companies ..               --              104               104               --              505               505
Other income (loss) ......              331            1,900             2,231            6,714             (914)            5,800
                                 ----------       ----------        ----------       ----------       ----------        ----------
  Total Revenues .........          124,620            4,162           128,782          130,403            1,769           132,172
                                 ----------       ----------        ----------       ----------       ----------        ----------
EXPENSES:
Property operating
  expenses ...............           45,011            1,124            46,135           42,933              911            43,844
Marketing, general
  and administrative .....            4,807            2,020             6,827            5,533            1,120             6,653
Interest .................           13,003            9,645            22,648           13,033           10,472            23,505
Depreciation and
  amortization ...........           26,730            2,417            29,147           24,183            2,135            26,318
                                 ----------       ----------        ----------       ----------       ----------        ----------
  Total Expenses .........           89,551           15,206           104,757           85,682           14,638           100,320
                                 ----------       ----------        ----------       ----------       ----------        ----------
Income (loss) from
  continuing operations
  before distributions to
  preferred unitholders,
  minority interests,
  valuation reserves,
  discontinued operations
  and extraordinary loss .       $   35,069       $  (11,044)       $   24,025       $   44,721       $  (12,869)       $   31,852
                                 ==========       ==========        ==========       ==========       ==========        ==========
Total Assets .............       $2,679,679       $  226,401        $2,906,080       $2,631,077       $  234,124        $2,865,201
                                 ==========       ==========        ==========       ==========       ==========        ==========

                                                                         Nine months ended
                             ------------------------------------------------------------------------------------------------------
                                              September 30, 2002                                      September 30, 2001
                             --------------------------------------------------      ---------------------------------------------
                                   Core                            CONSOLIDATED         Core                          CONSOLIDATED
                                 Portfolio          Other             TOTALS          Portfolio         Other             TOTALS
                                 ----------       ----------       ------------      -----------      ----------      ------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements ...........     $  364,505       $    6,575        $  371,080       $  365,681       $    7,214        $  372,895
Equity in earnings of
  real estate joint ventures
  and service companies ....             --              598               598               --            1,704             1,704
Other income ...............          1,383            5,320             6,703            9,192            9,879            19,071
                                 ----------       ----------        ----------       ----------       ----------        ----------
  Total Revenues ...........        365,888           12,493           378,381          374,873           18,797           393,670
                                 ----------       ----------        ----------       ----------       ----------        ----------
EXPENSES:
Property operating
  expenses .................        125,996            3,465           129,461          122,702            2,345           125,047
Marketing, general
  and administrative .......         13,994            5,693            19,687           15,505            4,887            20,392
Interest ...................         38,956           26,801            65,757           38,086           32,605            70,691
Depreciation and
  amortization .............         76,757            6,156            82,913           70,404            6,197            76,601
                                 ----------       ----------        ----------       ----------       ----------        ----------
  Total Expenses ...........        255,703           42,115           297,818          246,697           46,034           292,731
                                 ----------       ----------        ----------       ----------       ----------        ----------
Income (loss) from
  continuing operations
  before distributions to
  preferred unitholders,
  minority interests,
  valuation reserves,
  discontinued operations
  and extraordinary loss ...     $  110,185       $  (29,622)       $   80,563       $  128,176       $  (27,237)       $  100,939
                                 ==========       ==========        ==========       ==========       ==========        ==========

10.  RELATED PARTY TRANSACTIONS

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the "Code"). These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owns a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company own a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. During the nine months ended September 30, 2002, Reckson Construction Group, Inc. billed approximately $134,000 of market rate services and Reckson Management Group, Inc. billed approximately $232,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers of the Company maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. Such options provide the Company the right to acquire fee interest in two of the Option Properties and the Rechler's minority interests in the remaining properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of these options. In addition, for the nine months ended September 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $299,000 for a property in which certain executive officers maintain an equity interest.

The Operating Partnership leases 43,713 square feet of office and storage space at an Option Property for its management offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Operating Partnership also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an Independent Director of the Company, leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of September 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine. As of December 31, 2001, the Company's directors and officers owned approximately 15.9% of FrontLine's outstanding common stock.

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

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $550,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of September 30, 2002. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of September 30, 2002 approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.0 million, or 2.9% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through November 30, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has increased its reserve against the deferred rent receivable on its balance sheet in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, the Operating Partnership has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Operating Partnership effective November 30, 2002. In October 2002, AA paid the Operating Partnership for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As of September 30, 2002, the Operating Partnership has reserved 100% of the deferred rent receivable related to this lease which is approximately $130,000.

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

During the nine months ended September 30, 2002, the Operating Partnership incurred approximately $4.6 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

As of September 30, 2002, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 338 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately
3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of September 30, 2002, the Operating Partnership had invested approximately $117 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $8.1 million for the nine months ended September 30, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

The Operating Partnership holds a $17.0 million interest in a note receivable secured by a partnership interest in Omni Partners, L.P., owner of the Omni, a 575,000 square foot Class A office property located in Uniondale, NY and three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured by a minority partner's preferred unit interest in the Operating Partnership and certain real property. As of September 30, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's note receivable investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's note receivable investments. The Operating Partnership also owns a 357,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note along with one of Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. John Halpern, the CEO and director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of September 30, 2002, the 520JV had total assets of $21.3 million, a mortgage note payable of $12.7 million and other liabilities of $1.0 million. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.6 million. In addition, the 520JV had total revenues of $2.6 million and total expenses of $2.5 million for the nine months ended September 30, 2002. The Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $133,000 and $316,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the nine months ended September 30, 2002 and 2001, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies") in which the Operating Partnership, as of September 30, 2002 owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result, commencing on October 1, 2002, the Operating Partnership will consolidate the operations of the Service Companies. During the nine months ended September 30, 2002, Reckson Construction Group, Inc. billed approximately $134,000 of market rate services and Reckson Management Group, Inc. billed approximately $232,000 of market rate management fees to certain properties in which certain Rechler family members who are also executive officers of the Company maintain an equity interest. These properties consist of five properties in which these officers had acquired their interests prior to the initial public offering, but were not contributed to the Company as part of the initial public offering (the "Option Properties"). At the initial public offering the Operating Partnership was granted ten year options to acquire these interests at a price based upon an agreed upon formula. Such options provide the Company the right to acquire fee interest in two of the Option Properties and the Rechler's minority interests in the remaining properties. The Independent Directors are currently reviewing whether the Company should exercise one or more of these options. In addition, for the nine months ended September 30, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $299,000 for a property in which certain executive officers maintain an equity interest.

The Operating Partnership leases 43,713 square feet of office and storage space at an Option Property for its management offices located in Melville, New York at an annual base rent of approximately $1.1 million. The Operating Partnership also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at an Option Property located in Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an Independent Director of the Company, leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. In addition, Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. For purposes of its financial statements the Operating Partnership consolidates this joint venture.

On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. On January 4, 2002, net proceeds from this transaction were used primarily to repay borrowings under the Credit Facility and for working capital purposes. For purposes of its financial statements the Operating Partnership consolidates this joint venture.

The total market capitalization of the Operating Partnership at September 30, 2002 was approximately $3.2 billion. The Operating Partnership's total market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and
(iii) the approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at September 30, 2002. As a result, the Operating Partnership's total debt to total market capitalization ratio at September 30, 2002 equaled approximately 42.2%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc., ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of September 30, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day to day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

At December 31, 2001, the Company, pursuant to Section 166 of the Code charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of September 30, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine. As of December 31, 2001, the Company's directors and officers owned approximately 15.9% of FrontLine's outstanding common stock.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

The Operating Partnership's total revenues decreased by $3.4 million or 2.6% for the three months ended September 30, 2002 as compared to the 2001 period. Property operating revenues from continuing operations, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by approximately $.6 million for the three months ended September 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to $.5 million. In addition, Property Operating Revenues increased by $2. 9 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $1.9 million of Property Operating Revenues attributable to six properties that were sold in 2001 and a decrease of $.9 million in lease termination fees. Other revenues from continuing operations (excluding Property Operating Revenues) decreased by $4.0 million or 63% for the three months ended September 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to decreases in dividends received on marketable securities, real estate tax refunds and gain on sales of real estate.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $2.3 million or 5.2% for the three months ended September 30, 2002 as compared to the 2001 period. This increase includes a $2.0 million increase in property operating expenses and a $1.1 million increase in real estate taxes related to our "same-store" properties. Included in the $2.0 million of property operating expense increase is $500,000 and $1.1 million attributable to increases in security and insurance costs, respectively. These increases result primarily from implications of the events which occurred on September 11, 2001 and security cost increases primarily relate to our New York City properties. These increases in Property Expenses were offset by approximately $800,000 of Property Expenses attributable to six properties that were sold in 2001.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended September 30, 2002 and 2001 were 63.5% and 65.2%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to security, insurance costs and real estate taxes.

Marketing, general and administrative expenses increased by approximately $174,000 or 2.6% for the three months ended September 30, 2002 as compared to the 2001 period. The increase in marketing, general and administrative expenses is primarily due to legal and professional fees incurred during the 2002 period in connection with certain cancelled acquisition transactions, increased directors and officers insurance costs and costs associated with the expensing of the fair value of stock options. Marketing, general and administrative expenses, as a percentage of total revenues were 5.3% for the three months ended September 30, 2002 as compared to 5.0% for the 2001 period. The Operating Partnership capitalized approximately $1.1 million of marketing, general and administrative expenses for the three months ended September 30, 2002 as compared to $1.2 million for the 2001 period. These costs relate to leasing, construction and development activities, which are performed by the Company.

Interest expense decreased by approximately $857,000 for the three months ended September 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates and a lower average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $216.0 million for the three months ended September 30, 2002 as compared to $296.3 million for the three months ended September 30, 2001. This decrease was offset by $750,000 of interest expense on the senior unsecured notes issued in June 2002.

Income (loss) before extraordinary loss and distributions to preferred unit holders increased by approximately $159.0 million for the three months ended September 30, 2002 as compared to the 2001 period. This increase is primarily attributable to the $163 million valuation reserve (see Overview and Background) on investments in affiliate loans and joint ventures recorded in the 2001 period with no such comparable reserve recorded in the 2002 period. In addition, included in the net increase, is a $5.1 million increase in discontinued operations relating to the sale of three properties during the 2002 period.

Nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

The Operating Partnership's total revenues decreased by $15.3 million or 3.9% for the nine months ended September 30, 2002 as compared to the 2001 period. Property Operating Revenues decreased by $1.8 million for the nine months ended September 30, 2002 as compared to the 2001 period. The change in Property Operating Revenues is attributable to net increases in rental rates and lease termination fees in our "same store" properties amounting to $.8 million. In addition, Property Operating Revenues increased by $8.2 million attributable to lease up of newly developed and redeveloped properties. These increases in Property Operating Revenues were offset by $10.8 million of revenue attributable to six properties that were sold in 2001. Other revenues (excluding Property Operating Revenues) decreased by $13.5 million or 64.9% for the nine months ended September 30, 2002 as compared to the 2001 period. This decrease is primarily attributable to $6.1 million of interest income accrued on the FrontLine Loans and $2.6 million of dividends from marketable securities during the 2001 period with no such comparable income for the 2002 period. To a lesser extent this decrease is attributable to a decrease in real estate tax refunds, operating interest income and gain on sales of real estate.

Property Expenses increased by $4.4 million or 3.5% for the nine months ended September 30, 2002 as compared to the 2001 period. This increase is primarily due to a $3.9 million increase in property operating expenses and a $3.0 million increase in real estate taxes related to our "same store" properties. Included in the $3.9 million increase in property operating expenses is $1.4 million and $1.6 million attributable to increases in security and insurance costs, respectively. The increases result primarily from implications of the events which occurred on September 11, 2001 and security cost increases primarily relate to our New York City properties. In addition, Property Expenses increased by $1.6 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $4.1 million of expenses attributable to six properties that were sold in 2001.

Gross Operating Margins for the nine months ended September 30, 2002 and 2001 were 65.1% and 66.5%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to security, insurance costs and real estate taxes.

Marketing, general and administrative expenses decreased by approximately $705,000 or 3.5% for the nine months ended September 30, 2002 as compared to the 2001 period. The decrease in marketing, general and administrative expenses is primarily due to staff reduction, cost containment and reduction in legal and professional fess incurred during the 2001 period in connection with certain cancelled acquisition transactions. Marketing, general and administrative expenses, as a percentage of total revenues were 5.2% for the nine month periods ended September 30, 2002 and September 30, 2001. The Operating Partnership capitalized approximately $3.6 million of marketing, general and administrative expenses for the nine month periods ended September 30, 2002 and September 30, 2001. These costs relate to leasing, construction and development activities, which are performed by the Company.

Interest expense decreased by approximately $4.9 million for the nine months ended September 30, 2002 as compared to the 2001 period. The decrease was primarily attributable to a decrease in interest expense on the Operating Partnership's variable rate debt due to lower interest rates and a lower average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $213.2 million for the nine months ended September 30, 2002 as compared to $291.5 million for the nine months ended September 30, 2001. This decrease was offset by approximately $875,000 of interest expense on the senior unsecured notes issued in June 2002.

Income (loss) before extraordinary loss and distributions to preferred unit holders increased by approximately $146.1 million for the nine months ended September 30, 2002 as compared to the 2001 period. This increase is primarily attributable to the $163 million valuation reserve (see Overview and Background) on investments in affiliate loans and joint ventures recorded in the 2001 period with no such comparable reserve recorded in the 2002 period. In addition, included in the net increase, is a $5.0 million increase in discontinued operations relating to the sale of three properties during the 2002 period.

Liquidity and Capital Resources

As of September 30, 2002, the Operating Partnership had a three year $575 million unsecured revolving credit facility (the "Credit Facility") from The JPMorgan Chase Bank as administrative agent, UBS Warburg LLC as syndication agent and Deutsche Bank as documentation agent. The outstanding borrowings under the Credit Facility was $224 million at September 30, 2002. The Credit Facility matures in September 2003 and borrowings under the Credit Facility are currently priced off LIBOR plus 105 basis points.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $351 million, subject to compliance with certain financial covenants.

On June 17, 2002 the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Operating Partnership's unsecured credit facility.

On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general operating purposes. The Operating Partnership recorded an aggregate gain of approximately $4.9 million as a result of these sales. Such gain has been included in discontinued operations for all periods presented on the Operating Partnership's consolidated statements of operations.

The Operating Partnership continues to seek opportunities to acquire real estate assets in its markets. The Operating Partnership has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Operating Partnership's commercial real estate assets the Operating Partnership has sold certain non-core assets or interests in assets where significant value has been created. During 2000, 2001 and 2002, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $499.8 million. The Operating Partnership has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, repurchase units of general partnership interest as a result of the Company's common stock buy-back program and for general operating purposes.

The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                  RSVP controlled
                                   joint ventures         Amounts advanced             Total
                                  ------------------     -------------------    --------------------
    Privatization                      $ 21,480               $  3,520               $ 25,000
    Student Housing                      18,086                  3,935                 22,021
    Medical Offices                      20,185                     --                 20,185
    Parking                                  --                  9,091                  9,091
    Resorts                                  --                  8,057                  8,057
    Net leased retail                        --                  3,180                  3,180
    Other assets and overhead                --                 21,598                 21,598
                                       --------               --------               --------
                                       $ 59,751               $ 49,381               $109,132
                                       ========               ========               ========

Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

On September 30, 2002, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common units currently receive an annual distribution of $2.5884 per unit.

The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and/or its Class B common stock. During the three months ended September 30, 2002, under this buy-back program, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 1,856,200 Class A common units at an average price of $21.98 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $49.2 million. In addition, subsequent to September 30, 2002, the Operating Partnership purchased 842,200 Class A common units at $20.77 per unit. As a result of these purchases, annual common unit distributions will decrease by approximately $5.5 million. Previously, in conjunction with the Company's prior common stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per unit and 61,704 Class A common units at an average price of $23.03 per unit for an aggregate purchase price of approximately $31.7 million.

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. On September 30, 2002, the Company had 9,192,000 shares of its Class A preferred stock outstanding and on October 14, 2002, purchased and retired 357,500 shares at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

The Operating Partnership's indebtedness at September 30, 2002 totaled approximately $1.3 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $224 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $607.9 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.2 billion at September 30, 2002 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.3 billion of debt), the Operating Partnership's debt represented approximately 42.2% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. The Operating Partnership has since released the rejected spaces for approximately $519,000 per year in contractual base rents. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining six leases unchanged. All negotiations with HQ are conducted by a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $550,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of September 30, 2002. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leases as of September 30, 2002 approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounts to approximately $12.0 million, or 2.9% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases are current on base rental charges through November 30, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has increased its reserve against the deferred rent receivable on its balance sheet in an amount equal to $1.1 million representing approximately 51% of the outstanding deferred rent receivable attributable to WorldCom.

MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, the Operating Partnership has written off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee. The Operating Partnership has re-leased approximately 49,000 square feet of the 80,357 square feet MetroMedia terminated to Skadden, Arps, Slate, Meagher & Flom, LLP, a New York City based law firm.

Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Operating Partnership effective November 30, 2002. In October 2002, AA paid the Operating Partnership for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As of September 30, 2002, the Operating Partnership has reserved 100% of the deferred rent receivable related to this lease which is approximately $130,000.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at September 30, 2002 (in thousands):



                                                             MATURITY DATE
                               ---------------------------------------------------------------------------
                                  2002         2003         2004         2005         2006      THEREAFTER      TOTAL
                               ----------   ----------   ----------   ----------   ----------   -----------  -----------
Mortgage notes payable (1)     $    3,132   $   12,300   $   13,169   $   14,167   $   13,785   $  128,698   $  185,251
Mortgage notes payable (2)             --           --        2,616       18,553      129,920      406,808      557,897
Senior unsecured notes                 --           --      100,000           --           --      400,000      500,000
Unsecured credit facility              --      224,000           --           --           --           --      224,000
Land lease obligations                652        2,687        2,811        2,814        2,795       49,921       61,680
Air rights lease obligations           91          369          379          379          379        4,659        6,256
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------
                               $    3,875   $  239,356   $  118,975   $   35,913   $  146,879   $  990,086   $1,535,084
                               ==========   ==========   ==========   ==========   ==========   ==========   ==========

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

In addition, at September 30, 2002, the Operating Partnership had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility which expire in 2003.

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

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Operating Partnership may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions. As a result, during these periods the Operating Partnership's cash flow from operating activities may not be sufficient to pay 100% of the quarterly distributions due on its common units. To meet the short term funding requirements relating to these leasing costs, the Operating Partnership may use proceeds of property sales or borrowings under its Credit Facility. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In addition, the Operating Partnership believes that it will, from time to time, generate funds from the disposition of certain of its real estate properties or interests therein. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. There can be no assurance that there will be adequate demand for the Operating Partnership's equity securities at the time or at the price in which the Operating Partnership desires to raise capital through the sale of its equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

The Operating Partnership is subject to federal, state and local laws and regulations relating to the protection of the environment, which may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. An owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in the property. These laws often impose such liability without regard to whether the owner knew of, or caused, the presence of the contaminants. Clean-up costs and the owner's liability generally are not limited under the enactments and could exceed the value of the property and/or the aggregate assets of the owner. A number of the Operating Partnership's properties are subject to certain environmental investigations or remediation including asbestos related abatement, soil sampling and ground water monitoring. Environmental conditions are included in the Operating Partnership's original acquisition underwriting of properties. Management does not anticipate any of the known environmental conditions to have a material impact on the Operating Partnership's results of operations or financial condition. There are no assurances that management's estimates are correct and actual results may differ materially. The presence of, or the failure to properly remediate, the substances may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral.

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

INFLATION

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Operating Partnership has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Operating Partnership has included these costs as part of its escalatable expenses. The Operating Partnership has billed these escalatable expense items to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Operating Partnership's properties contain vacant space, the Operating Partnership will bear such inflationary increases in expenses.

The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

Management believes that funds from operations ("FFO") is an appropriate measure of performance of an operating partnership whose general partner is an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                 ---------------------    ---------------------
                                                    2002        2001         2002        2001
                                                 ---------   ---------    ---------   ---------
Net income (loss) available to common
  unit holders ...............................   $  19,218   $(142,899)   $  54,494   $ (95,060)
Adjustments for Funds From Operations:
Add:
 Real estate depreciation and amortization ...      28,208      26,340       80,570      76,055
 Minority partners' interests in consolidated
  partnerships................................       4,446       3,065       14,379      12,885
 Valuation reserves on investments in
  affiliate loans and joint ventures..........          --     163,000           --     163,000
 Extraordinary loss ..........................          --       2,898           --       2,898
Less:
 Gain on sales of real estate ................       4,896         972        5,433         972
 Amounts distributable to minority partners in
  consolidated partnerships ..................       6,050       4,206       18,943      15,010
                                                 ---------   ---------    ---------   ---------
Funds From Operations ........................   $  40,926   $  47,226    $ 125,067   $ 143,796
                                                 =========   =========    =========   =========
Weighted average units outstanding ...........      66,812      67,651       67,721      65,476
                                                 =========   =========    =========   =========

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of September 30, 2002, the Operating Partnership had no derivatives outstanding.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2002 (dollars in thousands):


                                        For The Year Ended December 31,
                        -------------------------------------------------------------------
                            2002         2003          2004         2005          2006        Thereafter     Total(1)       FMV
                        -----------------------------------------------------------------------------------------------------------
Long term debt:
  Fixed rate........    $   3,132    $   12,300    $  115,785    $   32,720    $  143,705    $  935,506    $1,243,148    $1,263,046
  Weighted average
   interest rate....         7.47%         7.51%         7.47%         6.92%         7.38%         7.27%         7.29%
  Variable rate.....    $      --    $  224,000    $       --    $       --    $       --    $       --    $  224,000    $  224,000
  Weighted average
   interest rate....           --          2.85%           --            --            --            --          2.85%

          (1) Includes aggregate unamortized issuance discounts of approximately $728 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $2.2 million annual increase in interest expense based on $224.0 million of variable rate debt outstanding at September 30, 2002.

The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2002 (dollars in thousands):


                                        For The Year Ended December 31,
                        -------------------------------------------------------------------
                            2002         2003          2004         2005          2006        Thereafter     Total(1)       FMV
                        -----------------------------------------------------------------------------------------------------------
Mortgage notes and
  notes receivable:
  Fixed rate. .......   $    1,153   $      --     $    36,500   $      --     $      --     $   16,990    $   54,643    $   55,829
  Weighted average
   interest rate.....         9.0%          --           10.23%         --            --          11.95%        10.74%


          (1) Excludes interest receivables aggregating approximately $1.0 million.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of September 30, 2002:

---------------------------------------------------------------------------------------------------------------
                                                                 PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL     SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                     TENANT TYPE     SQUARE FEET  BASE RENTAL REVENUE        RENTAL REVENUE
---------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.6%
* WORLDCOM/MCI                         Office         527,214           3.2%                    2.9%
* AMERICAN EXPRESS                     Office         240,142           2.0%                    1.8%
  BELL ATLANTIC                        Office         210,426           1.5%                    1.3%
* SCHULTE ROTH & ZABEL                 Office         238,052           1.4%                    2.3%
* HQ GLOBAL                      Office/Industrial    201,900           1.2%                    1.5%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
  WATERHOUSE SECURITIES                Office         127,143           1.1%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.9%                    1.4%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
  D.E.SHAW                             Office          89,526           0.7%                    0.6%
  P.R.NEWSWIRE ASSOCIATES              Office          67,000           0.7%                    0.6%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  EMI ENTERTAINMENT WORLD              Office          65,844           0.7%                    0.6%
* STATE FARM                     Office/Industrial    162,651           0.7%                    1.0%
  HELLER EHRMAN WHITE                  Office          51,167           0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          62,000           0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
  RADIANZ U.S. NO.2                    Office         130,009           0.6%                    0.5%
  TOWERS PERRIN FOSTER                 Office          88,233           0.6%                    0.5%
* MERRILL LYNCH                        Office         102,973           0.6%                    0.7%
----------------------------------------------------------------------------------------------------------------

  (1)  Ranked by pro-rata share of annualized based rental revenue

   * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

--------------------------------------------------------------------------------------------------------------------
NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

           The  following table summarizes the expenditures incurred for capital expenditures for the entire portfolio and tenant improvements and leasing commissions for space leased at the Operating Partnership's office and industrial properties for the years 1998 through 2001 and the nine months ended September 30, 2002.

--------------------------------------------------------------------------------------------------------------------

           NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES

--------------------------------------------------------------------------------------------------------------------

                                                                                             Average
                                1998          1999           2000             2001          1998-2001       2002
                            -----------    -----------   ------------     -----------      ------------  -----------
Suburban Office Properties
    Total                   $2,004,976     $2,298,899     $3,289,116       $4,606,069       $3,049,765    $3,629,532
    Per Square Foot               0.23           0.23           0.33             0.45             0.31         $0.36


  NYC Office Properties
    Total                       N/A           N/A           $946,718       $1,584,501       $1,265,610    $1,406,967
    Per Square Foot             N/A           N/A               0.38             0.45             0.42         $0.40


 Industrial Properties
    Total                   $1,205,266     $1,048,688       $813,431         $711,666         $944,763    $1,379,875
    Per Square Foot               0.12           0.11           0.11             0.11             0.11         $0.21



--------------------------------------------------------------------------------------------------------------------
          NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS (3)
--------------------------------------------------------------------------------------------------------------------

                                              1998              1999              2000               2001
                                          ---------------    -------------    --------------     --------------
  Long Island Office Properties
    Tenant Improvements                       $1,140,251       $1,009,357        $2,853,706         $2,722,457
    Per Square Foot Improved                        3.98             4.73              6.99               8.47
    Leasing Commissions                         $418,191         $551,762        $2,208,604         $1,444,412
    Per Square Foot Leased                          1.46             2.59              4.96               4.49
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $5.44            $7.32            $11.95             $12.96
                                          ===============    =============    ==============     ==============
  Westchester Office Properties
    Tenant Improvements                         $711,160       $1,316,611        $1,860,027         $2,584,728
    Per Square Foot Improved                        4.45             5.62              5.72               5.91
    Leasing Commissions                         $286,150         $457,730          $412,226         $1,263,012
    Per Square Foot Leased                          1.79             1.96              3.00               2.89
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $6.24            $7.58             $8.72              $8.80
                                          ===============    =============    ==============     ==============
  Connecticut Office Properties
    Tenant Improvements                         $202,880         $179,043          $385,531           $213,909
    Per Square Foot Improved                        5.92             4.88              4.19               1.46
    Leasing Commissions                         $151,063         $110,252          $453,435           $209,322
    Per Square Foot Leased                          4.41             3.00              4.92               1.43
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                        $10.33            $7.88             $9.11              $2.89
                                          ===============    =============    ==============     ==============
  New Jersey Office Properties
    Tenant Improvements                         $654,877         $454,054        $1,580,323         $1,146,385
    Per Square Foot Improved                        3.78             2.29              6.71               2.92
    Leasing Commissions                         $396,127         $787,065        $1,031,950         $1,602,962
    Per Square Foot Leased                          2.08             3.96              4.44               4.08
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $5.86            $6.25            $11.15              $7.00
                                          ===============    =============    ==============     ==============
  New York City Office Properties
    Tenant Improvements                          N/A               N/A              $65,267           $788,930
    Per Square Foot Improved                     N/A               N/A                 1.79              15.69
    Leasing Commissions                          N/A               N/A             $418,185         $1,098,829
    Per Square Foot Leased                       N/A               N/A                11.50              21.86
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                       N/A               N/A               $13.29             $37.55
                                          ===============    =============    ==============     ==============
  Industrial Properties
    Tenant Improvements                         $283,842         $375,646          $650,216         $1,366,488
    Per Square Foot Improved                        0.76             0.25              0.95               1.65
    Leasing Commissions                         $200,154         $835,108          $436,506           $354,572
    Per Square Foot Leased                          0.44             0.56              0.64               0.43
                                          ---------------    -------------    --------------     --------------
     Total Per Square Foot                         $1.20            $0.81             $1.59              $2.08
                                          ===============    =============    ==============     ==============


                                             Average            YTD
                                             1998-2001          2002               New             Renewal
                                           --------------   --------------     -------------   ---------------
 Long Island Office Properties
   Tenant Improvements                        $1,931,443       $1,240,929          $675,704           $565,225
   Per Square Foot Improved                         6.04             6.37              9.70               4.52
   Leasing Commissions                        $1,155,742         $773,699          $317,398           $456,301
   Per Square Foot Leased                           3.38             3.97              4.55               3.65
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                          $9.42            10.33            $14.25              $8.16
                                           ==============   ==============    ==============    ===============
 Westchester Office Properties
   Tenant Improvements                        $1,618,132       $5,973,514 (2)    $3,907,006         $2,066,508
   Per Square Foot Improved                         5.43            15.63             18.46              12.12
   Leasing Commissions                          $604,780       $1,777,227        $1,434,359           $342,868
   Per Square Foot Leased                           2.41             4.91              6.36               2.51
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                          $7.84           $20.54            $24.83             $14.63
                                           ==============   ==============    ==============    ===============
 Connecticut Office Properties
   Tenant Improvements                          $245,341         $397,308          $395,588             $1,720
   Per Square Foot Improved                         4.11             7.92              8.52               0.46
   Leasing Commissions                          $231,018         $122,612          $122,612                 $0
   Per Square Foot Leased                           3.44             2.45              2.64                 --
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                          $7.55           $10.37            $11.16               0.46
                                           ==============   ==============    ==============    ===============
 New Jersey Office Properties
   Tenant Improvements                          $958,910       $1,306,938          $998,613           $308,325
   Per Square Foot Improved                         3.93             9.39             17.47               3.76
   Leasing Commissions                          $954,526         $359,276          $131,731           $227,545
   Per Square Foot Leased                           3.64             2.52              2.18               2.77
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                          $7.57           $11.91            $19.65              $6.53
                                           ==============   ==============    ==============    ===============
 New York City Office Properties
   Tenant Improvements                          $427,099       $3,868,236        $3,104,358           $763,878
   Per Square Foot Improved                         8.74            21.14             21.77              18.91
   Leasing Commissions                          $758,507       $1,665,978        $1,218,308           $447,670
   Per Square Foot Leased                          16.68             9.10              8.54              11.08
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                         $25.42           $30.24            $30.32             $29.99
                                           ==============   ==============    ==============    ===============
 Industrial Properties
   Tenant Improvements                          $669,048         $872,114          $694,363           $177,751
   Per Square Foot Improved                         0.90             1.43              3.31                 --
   Leasing Commissions                          $456,585         $366,653          $320,996            $45,657
   Per Square Foot Leased                           0.52             0.60              1.52               0.11
                                           --------------   --------------    --------------    ---------------
    Total Per Square Foot                          $1.42            $2.02             $4.84              $0.11
                                           ==============   ==============    ==============    ===============

-------------------------------------------------------------------------------
NOTES:

(1) Excludes non-incremental capital expenditures, tenant improvements and leasing commissions for One Orlando Center in Orlando, Florida.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) All amounts represent tenant improvements and leasing costs committed on leases signed during the period.
-------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
LEASE EXPIRATION SCHEDULE
As of September 30, 2002

                                                TOTAL PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                       40                    222,550                 1.1%                      1.1%
2003                                      159                  1,742,219                 8.6%                      9.7%
2004                                      201                  1,820,933                 9.0%                     18.6%
2005                                      244                  2,445,977                12.0%                     30.6%
2006                                      221                  2,592,815                12.8%                     43.4%
2007                                      126                  1,535,558                 7.6%                     50.9%
2008 and thereafter                       327                  8,787,070                43.3%                     94.2%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                  1,318                 19,147,122                94.2%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                   20,334,559

                                                OFFICE PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                       36                    197,457                 1.5%                      1.5%
2003                                      136                  1,154,426                 8.5%                      9.9%
2004                                      157                  1,159,480                 8.5%                     18.4%
2005                                      210                  1,764,124                13.0%                     31.4%
2006                                      170                  1,622,691                11.9%                     43.3%
2007                                       98                  1,197,898                 8.8%                     51.1%
2008 and thereafter                       260                  5,844,193                42.9%                     95.1%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                  1,067                 12,940,269                95.1%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                   13,614,217


                                            INDUSTRIAL/R&D PORTFOLIO

----------------------------------------------------------------------------------------------------------------------------
                                       Number of                 Square               % of Total                Cumulative
Year of                                  Leases                   Feet                Portfolio                 % of Total
Expiration                              Expiring                Expiring                Sq Ft                Portfolio Sq Ft
----------------------------------------------------------------------------------------------------------------------------
2002                                        4                     25,093                 0.4%                      0.4%
2003                                       23                    587,793                 8.7%                      9.1%
2004                                       44                    661,452                 9.8%                     19.0%
2005                                       34                    681,853                10.1%                     29.0%
2006                                       51                    970,124                14.4%                     43.5%
2007                                       28                    337,660                 5.0%                     48.6%
2008 and thereafter                        67                  2,942,877                43.8%                     92.4%
----------------------------------------------------------------------------------------------------------------------------

Total/Weighted Average                    251                  6,206,853                92.4%                       --
----------------------------------------------------------------------------------------------------------------------------

Total Portfolio Square Feet                                    6,720,342

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

Item 6.   Exhibits and Reports on Form 8-K
          a) Exhibits

                  10.1 Each member of Reckson Associates Realty Corp.'s Board of Directors and each Executive Officer of Reckson Associates Realty Corp. has entered into an Indemnification Agreement with Reckson Associates Realty Corp. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between Reckson Associates Realty Corp. and Donald J. Rechler, dated as of May 23, 2002), which is filed as Exhibit 10.1 hereto:

                        Name                         Dated As Of
                        ----                         -----------
                        Scott H. Rechler             May 23, 2002
                        Mitchell D. Rechler          May 23, 2002
                        Gregg M. Rechler             May 23, 2002
                        Michael Maturo               May 23, 2002
                        Roger M. Rechler             May 23, 2002
                        Jason Barnett                May 23, 2002
                        Herve A. Kevenides           May 23, 2002
                        John V. N. Klein             May 23, 2002
                        Ronald H. Menaker            May 1, 2002
                        Peter Quick                  May 1, 2002
                        Lewis S. Ranieri             May 23, 2002

                   99.1 Certification of Donald Rechler, Co-CEO of Reckson
                        Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                   99.2 Certification of Scott H. Rechler, Co-CEO of Reckson
                        Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                   99.3 Certification of Michael Maturo, Executive Vice
                        President, Treasurer and CFO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

          b) During the three months ended September 30, 2002 the Registrant filed the following reports on Form 8K:

              On August 8, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its second quarter presentation in satisfaction of the requirements of Regulation FD.

              On August 8, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended June 30, 2002 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L. P.

BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


By:  /s/ Scott H. Rechler       By:   /s/ Michael Maturo
--------------------------      ------------------------------------------------
Scott H. Rechler,               Michael Maturo, Executive Vice President,
Co-Chief Executive Officer      Treasurer and Chief Financial Officer




By:  /s/ Donald Rechler
--------------------------
Donald Rechler, Co-Chief
Executive Officer


DATE:  November 12, 2002

                                  CERTIFICATION

I, Donald J. Rechler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                                /s/ Donald J. Rechler
                                                --------------------------------
                                                Donald J. Rechler
                                                Co-Chief Executive Officer,
                                                Reckson Associates Realty Corp.,
                                                the sole general partner of
                                                the Registrant

                                  CERTIFICATION

I, Scott H. Rechler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                                /s/ Scott H. Rechler
                                                -------------------------
                                                Scott H. Rechler
                                                Co-Chief Executive Officer,
                                                Reckson Associates Realty Corp.,
                                                the sole general partner of
                                                the Registrant

                                  CERTIFICATION

I, Michael Maturo, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002

                                             /s/ Michael Maturo
                                             -----------------------------------
                                             Michael Maturo
                                             Executive Vice President, Treasurer
                                             and Chief Financial Officer,
                                             Reckson Associates Realty Corp.,
                                             the sole general partner of
                                             the Registrant