Form 10-Q/A
period 2002-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2002-12-16
CIK 930810

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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


    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).


                                  YES _X_ NO __

================================================================================

                                Explanatory Note
                                ----------------

         Reckson Operating Partnership, L.P. (the "Registrant") is amending its Form 10-Q for the quarterly period ended September 30, 2002 in order to correct a formatting error in which the line item captioned "Increase in contract deposits and pre-acquisition costs" for the nine months ended September 30, 2002 under the heading "Cash Flows From Investing Activities" on the Consolidated Statements of Cash Flows should have reflected no amount, and the amount reflected in that line item should have been reflected in the line item appearing three lines below it captioned "Additions to developments in progress" which reflected no amount. The correction of this formatting error results in no change to the "Net cash used in investing activities" line item on the Consolidated Statements of Cash Flows.

         The following indicates the corrected amounts of the line items for the nine months ended September 30, 2002 on the Consolidated Statements of Cash Flows under the heading "Cash Flows From Investing Activities":

--------------------------------------------------------------------------------
                                                       As per        As Amended
                                                       Initial         in this
                                                       Filing          Filing
                                                       -------       ----------

Increase in contract deposits and
  pre-acquisition costs ...........................    (37,304)          --
Additions to developments in progress .............       --          (37,304)
--------------------------------------------------------------------------------

         In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-Q/A sets forth in its entirety "Part I, Item 1. Financial Statements." The correction of the formatting error noted above is the only change from the "Part I, Item 1. Financial Statements" contained in the Registrant's Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on November 14, 2002.

         In addition, "Part II, Item 6. Exhibits and Reports on Form 8-K" is included in this Form 10-Q/A to reflect the filing as exhibits to this Form 10-Q/A of certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 which is required for a filing of a Form 10-Q/A which contains financial statements.

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



                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ----------------------
                                                                                 2002         2001
                                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................   $  71,969    $ (77,051)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...........................................      82,913       77,221
   Extraordinary loss on extinguishment of debts ...........................          --        2,898
   Valuation reserves on investments in affiliate loans and joint ventures .          --      163,000
   Gain on sales of real estate ............................................      (5,433)        (972)
   Minority partners' interests in consolidated partnerships ...............      14,379       12,885
   Equity in earnings of real estate joint ventures and service companies ..        (598)      (1,704)

Changes in operating assets and liabilities:
   Prepaid expenses and other assets .......................................      14,205       13,166
   Tenant receivables ......................................................         312        1,446
   Deferred rents receivable ...............................................     (19,666)     (28,843)
   Real estate tax escrows .................................................      (2,774)      (2,037)
   Accrued expenses and other liabilities ..................................      (6,698)     (20,895)
                                                                               ---------    ---------
      Net cash provided by operating activities ............................     148,609      139,114
                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in contract deposits and pre-acquisition costs .................          --       (2,897)
   Proceeds from mortgage note receivable repayments .......................          12        2,949
   Additions to commercial real estate properties ..........................     (31,029)    (121,703)
   Additions to developments in progress ...................................     (37,304)      (3,606)
   Payment of leasing costs ................................................     (12,789)      (6,264)
   Additions to furniture, fixtures and equipment ..........................         (71)        (324)
   Proceeds from sales of real estate and marketable securities ............      22,385      109,250
   Investments in affiliate joint ventures .................................          --      (25,056)
                                                                               ---------    ---------
      Net cash used in investing activities ................................     (58,796)     (47,651)
                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured borrowings ................................      (7,930)    (291,445)
   Payment of loan costs ...................................................      (1,538)      (5,944)
   Increase in investments in affiliate loans and service companies ........      (2,978)     (13,878)
   Proceeds from issuance of senior unsecured notes ........................      49,432           --
   Proceeds from secured borrowings ........................................          --      325,000
   Proceeds from of unsecured credit facility ..............................     115,000      128,000
   Repayment of unsecured credit facility ..................................    (162,600)     (98,000)
   Distributions to minority partners in consolidated partnerships .........     (14,572)     (13,390)
   Purchases of general partner common units ...............................     (49,227)          --
   Contributions ...........................................................       6,310        1,790
   Distributions ...........................................................    (111,198)    (102,545)
                                                                               ---------    ---------
      Net cash used in financing activities ................................    (179,301)     (70,412)
                                                                               ---------    ---------
Net (decrease) increase in cash and cash equivalents .......................     (89,488)      21,051
Cash and cash equivalents at beginning of period ...........................     121,773       16,624
                                                                               ---------    ---------
Cash and cash equivalents at end of period .................................   $  32,285    $  37,675
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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          a) Exhibits

                  10.1* Each member of Reckson Associates Realty Corp.'s Board of Directors and each Executive Officer of Reckson Associates Realty Corp. has entered into an Indemnification Agreement with Reckson Associates Realty Corp. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between Reckson Associates Realty Corp. and Donald J. Rechler, dated as of May 23, 2002), which is filed as Exhibit 10.1 hereto:

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

                   99.1 Certification of Donald Rechler, Co-CEO of Reckson
                        Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                   99.2 Certification of Scott H. Rechler, Co-CEO of Reckson
                        Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                   99.3 Certification of Michael Maturo, Executive Vice
                        President, Treasurer and CFO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

------------------
*Previously filed as an Exhibit to the Form 10-Q filed on November 14, 2002.

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

RECKSON OPERATING PARTNERSHIP, L. P.

BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


By:  /s/ Scott H. Rechler       By:   /s/ Michael Maturo
--------------------------      ------------------------------------------------
Scott H. Rechler,               Michael Maturo, Executive Vice President,
Co-Chief Executive Officer      Treasurer and Chief Financial Officer




By:  /s/ Donald Rechler
--------------------------
Donald Rechler, Co-Chief
Executive Officer


DATE:  December 16, 2002

                                  CERTIFICATION

I, Donald J. Rechler, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Operating Partnership, L.P.

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

Date:  December 16, 2002

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

                                  CERTIFICATION

I, Scott H. Rechler, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Operating Partnership, L.P.

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


Date:  December 16, 2002

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

                                  CERTIFICATION

I, Michael Maturo, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Reckson Operating Partnership, L.P.

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


Date:  December 16, 2002

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