Form 10-K
period 2002-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2003-03-31
CIK 930810

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002


                                      OR

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ___________ to
     __________


                        Commission File Number 1-13762

                             ---------------------

                     RECKSON OPERATING PARTNERSHIP, L. P.
            (Exact name of registrant as specified in its charter)



                 DELAWARE                               11-3233647
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


           225 BROADHOLLOW ROAD,
                MELVILLE, NY
           (Address of principal                            11747
             executive offices)                          (Zip Code)



      Registrant's telephone number, including area code: (631) 694-6900

                             ---------------------

       Securities registered pursuant to Section 12(b) of the Act: None


       Securities registered pursuant to Section 12(g) of the Act: None

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

     Portions of the definitive Proxy Statement of Reckson Associates Realty Corp. relating to its Annual Shareholder's Meeting to be held May 29, 2003 are incorporated by reference into Part III.

     As of March 24, 2003, 3,480,164 common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



  ITEM
  NO.                                                                                       PAGE
-------                                                                                     ------
                                            PART I
1.        Business ......................................................................   I-1
2.        Properties ....................................................................   I-10
3.        Legal Proceedings .............................................................   I-22
4.        Submission of Matters to a Vote of Security Holders ...........................   I-22

                                            PART II
5.        Market for Registrant's Common Equity and Related Security Matters ............   II-1
6.        Selected Financial Data .......................................................   II-3
7.        Management's Discussion and Analysis of Financial Condition and Results of
          Operations ....................................................................   II-5
7(a).     Quantitative and Qualitative Disclosures about Market Risk ....................   II-21
8.        Financial Statements and Supplementary Data ...................................   II-22
9.        Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure ....................................................................   II-22

                                           PART III
10.       Directors and Executive Officers of the Registrant ............................   III-1
11.       Executive Compensation ........................................................   III-1
12.       Security Ownership of Certain Beneficial Owners and Management ................   III-1
13.       Certain Relationships and Related Transactions ................................   III-1
14.       Controls and Procedures .......................................................   III-1
16.       Principal Accountant Fees and Services ........................................   III-1

                                            PART IV
15.       Financial Statements and Schedules, Exhibits and Reports on Form 8-K ..........   IV-1

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

     For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Operating Partnership is one of the largest owners and operators of Class A suburban and central business district ("CBD") office properties and industrial properties in the Tri-State Area. As of December 31, 2002 the Operating Partnership owned 178 properties (inclusive of 11 joint venture properties) in the Tri-State Area suburban and CBD markets encompassing approximately 20.3 million rentable square feet, all of which are managed by the Operating Partnership. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image,
(ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the properties include 101 industrial properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplaces increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Operating Partnership also owns approximately 338 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately
3.2 million square feet of office space and approximately 470,000 square feet of industrial space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Operating Partnership had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $10.5 million for the year ended December 31, 2002 related to real estate taxes, interest and other carrying costs related to these development projects. Since the IPO the Operating Partnership has developed, redeveloped, renovated or repositioned 27 properties encompassing approximately 5.3 million square feet of office and industrial / R&D space.

     The Operating Partnership holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L. P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y., effectively increasing its economic interest in the property owning partnership (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Operating Partnership's New York City buildings.

     The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

     All of the Company's interests in its properties, land held for development, the Note Receivable Investments and joint ventures are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. The Company controls the Operating Partnership as the sole general partner and, as of December 31, 2002, owned approximately 89.5% of the Operating Partnership's outstanding common units of limited partnership interest ("Units").

     As of December 31, 2002, the Operating Partnership has invested approximately $59.8 million in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a real estate venture capital fund created in 1997 as a research and development vehicle for the Operating Partnership to invest in alternative real estate sectors outside the Operating Partnership's core office and industrial focus (see Recent Developments-Other Investing Activities).

     The Operating Partnership seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Operating Partnership has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $500 million scheduled to mature on December 30, 2005. The Credit Facility requires the Operating Partnership to comply with a number of financial and other covenants on an ongoing basis.

     The Operating Partnership maintains access to unsecured debt markets through its investment grade ratings. The Operating Partnership 's ratings as of December 31, 2002 from the major rating organizations are as follows:





     RATING ORGANIZATION                        RATING     OUTLOOK
     -------------------                       --------   --------
     Moody's .............................     Baa3        Stable
     Standard & Poor's ...................     BBB-        Stable


     These security ratings are not a recommendation to buy, sell or hold the Operating Partnership's securities and they are subject to revision or withdrawal at any time by the rating organization. Ratings assigned by every rating organization have their own meaning within the organization's overall classification system. Each rating should be evaluated independently of any other rating.

     There are numerous commercial properties that compete with the Operating Partnership in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

     The Operating Partnership's principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (631) 694-6900. At December 31, 2002, the Operating Partnership had 303 employees.

     The Operating Partnership makes certain filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through its website, www.reckson.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Company's SEC filings, annual report to shareholders, press releases and recent presentations are also available free of charge on the website.

RECENT DEVELOPMENTS

Acquisitions, Dispositions and Investing Activities

     On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. The Operating Partnership currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Internal Revenue Code and from an advance under the Credit Facility.


     On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general corporate purposes.


     During February 2003, the Operating Partnership, through its wholly owned service company, Reckson Construction Group Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.


Other Investing Activities

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.


     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions. If the RSVP-controlled joint ventures reported losses, the Operating Partnership would record its proportionate share of such losses.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Operating Partnership charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.


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


     The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):




                                              RSVP CONTROLLED      AMOUNTS
                                               JOINT VENTURES     ADVANCED       TOTAL
                                             -----------------   ----------   ----------
       Privatization .....................        $21,480         $ 3,520      $ 25,000
       Student Housing ...................         18,086           3,935        22,021
       Medical Offices ...................         20,185              --        20,185
       Parking ...........................             --           9,091         9,091
       Resorts ...........................             --           8,057         8,057
       Net leased retail .................             --           3,180         3,180
       Other assets and overhead .........             --          21,598        21,598
                                                  -------         -------      --------
                                                  $59,751         $49,381      $109,132
                                                  =======         =======      ========

     Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash contributed by the preferred investors.


Leasing Activity


     During the year ended December 31, 2002, the Operating Partnership executed 255 leases encompassing approximately 2.8 million square feet. The following table summarizes the leasing activity by location and property type:





                                                                                  AVERAGE EFFECTIVE
                                          NUMBER OF LEASES   LEASED SQUARE FEET       RENT (1)
                                         ------------------ -------------------- ------------------
     CBD office properties
     ---------------------
     Connecticut .......................          21                131,441           $ 33.33
     New York City .....................          32                264,645           $ 42.73
     Westchester .......................          16                126,233           $ 23.21
                                                 ---              ---------
     Subtotal/Weighted average .........          69                522,319           $ 35.65
                                                 ---              ---------
     Suburban office properties
     --------------------------
     Long Island .......................          55                355,304           $ 25.64
     New Jersey ........................          31                387,229           $ 24.31
     Westchester .......................          49                475,345           $ 21.58
                                                 ---              ---------
     Subtotal/Weighted average .........         135              1,217,878           $ 23.63
                                                 ---              ---------
     Industrial properties
     ---------------------
     Long Island .......................          49              1,033,336           $  7.05
     New Jersey ........................           2                  5,750           $ 10.30
                                                 ---              ---------
     Subtotal/Weighted average .........          51              1,039,086           $  7.07
                                                 ---              ---------
     Total .............................         255              2,779,283           $ 19.70
                                                 ===              =========


(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions


Financing Activities

     The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.


     The following table sets forth the Operating Partnership's Applicable Margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based borrowings determined based on the Operating Partnership's unsecured credit rating:



      UNSECURED CREDIT RATING                   APPLICABLE
      S&P / MOODY'S                               MARGIN
      -------------                             ----------
      A- / A3 ..............................        .60%
      BBB+ / Baa1 ..........................       .625%
      BBB / Baa2 ...........................        .70%
      BBB- / Baa3 ..........................        .90%
      Below BBB- / Baa3 or unrated .........       1.20%

     The Credit Facility replaced the Operating Partnership's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off. Such amount is reflected as an extraordinary loss on the Operating Partnership's consolidated statements of operations.


     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.


     On June 17, 2002, the Operating Partnership issued $50 million of five-year 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.


Unit Issuances

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,394 Class A Units at an average price of $24.66 per Unit. In addition, the Company increased its general partner interest in the Operating Partnership by acquiring 666,468 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.


     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class A common stock and / or its Class B common stock. Under this buy-back program, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 2,698,400 Class A common units at an average price of $21.60 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $66.7 million. As a result of these purchases, annual common unit distributions will decrease by approximately $5.5 million. Previously, in conjunction with the Company's prior stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B unit and 61,704 Class A common units at an average price of $23.03 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $31.7 million.


     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. During October 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.



OPERATING STRATEGIES AND GROWTH OPPORTUNITIES

     The Operating Partnership's primary business objectives are to maximize current return to its partners through increases in distributable cash flow and to increase partner's long-term total return through the appreciation in the value of its common units. The Operating Partnership's core business strategy is based on a long-term outlook considering real estate is a cyclical business. The Operating Partnership seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Operating Partnership to recognize different points in the market cycle and adjust its strategy accordingly. Currently, the Operating Partnership remains cautious about the market environment. With this cautious bias we choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. The Operating Partnership plans to achieve these objectives by continuing Reckson's operating strategies and capitalizing on the internal and external growth opportunities as described below.

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

     The Operating Partnership also intends to adhere to a policy of maintaining a stabilized debt ratio over time (defined as the total debt of the Operating Partnership as a percentage of the sum of the Operating Partnerships total debt and the value of its equity) of not more than 50%. As of December 31, 2002, the Operating Partnership's debt ratio was approximately 44.9%. This calculation is net of minority partners' proportionate share of debt and including the Operating Partnership's share of unconsolidated joint venture debt. This debt ratio is intended to provide the Operating Partnership with financial flexibility to select the optimal source of capital (whether through debt or partners contributions) with which to finance external growth.

     Growth Opportunities. The Operating Partnership intends to achieve its primary business objectives by applying its operating strategies to the internal and external growth opportunities described below.

     Internal Growth. To the extent New York City, Long Island, Westchester, New Jersey and Southern Connecticut office and industrial markets stabilize and begin to recover with new supply management believes the Operating Partnership is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that excludes payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 85% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties, the New York City properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001 as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     External Growth. The Operating Partnership seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area core suburban and CBD markets as well as industrial properties located in the Tri-State Area. Management believes that the Tri-State Area presents opportunities to acquire or invest in properties at attractive yields. The Operating Partnership believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million and access to unsecured debt markets, (ii) ability to acquire a property for Units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Operating Partnership's ability to identify and capitalize on acquisition opportunities. The Operating Partnership also intends to selectively develop new Class A suburban and CBD office and industrial properties and to continue to redevelop existing properties as these opportunities arise. The Operating Partnership will concentrate its development activities on industrial and Class A suburban and CBD office properties within the Tri-State Area. The Operating Partnership's expansion into the New York City office market has provided it with additional opportunities to acquire interests in properties at attractive yields. The Operating Partnership also believes that the addition of its New York City division provides additional leasing and operational facilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and each of the surrounding sub-markets.

     In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain properties or interests therein to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets, as well as pursue the Company's stock repurchase program.


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

ITEM 2. PROPERTIES

General

     As of December 31, 2002 the Operating Partnership owned 178 properties (including 11 joint venture properties) in the Tri-State Area suburban and CBD markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by the Operating Partnership. The properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the Operating Partnership owns 101 industrial properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet. The Operating Partnership also owns a 355,000 square foot office property located in Orlando, Florida.

     Set forth below is a summary of certain information relating to the Operating Partnership's properties, categorized by office and industrial properties, as of December 31, 2002.


OFFICE PROPERTIES

General

     As of December 31, 2002, the Operating Partnership owned or had an interest in 60 Class A suburban office properties encompassing approximately
8.5 million square feet and 15 Class A CBD office properties encompassing approximately 5.1 million square feet. As of December 31, 2002, the office properties were approximately 95.7% leased (percent leased excludes properties under development) to approximately 979 tenants.

     The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. Forty two of the 60 suburban office properties are located within the Operating Partnership's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Operating Partnership's reputation for providing a high level of tenant service have enabled the Operating Partnership to attract and retain a national tenant base. The office tenants include national companies representing all major industry groups including consumer products, financial services, pharmaceuticals, health care, telecommunications and technology and insurance and service companies such as, "Big Four" accounting firms and major law firms. The 15 Class A CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY.

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

     The following table sets forth certain information as of December 31, 2002 for each of the office properties.




                                                         OWNERSHIP
                                                         INTEREST
                                                          (GROUND
                                                           LEASE                      LAND
                                          PERCENTAGE    EXPIRATION        YEAR        AREA
                                           OWNERSHIP     DATE) (1)    CONSTRUCTED   (ACRES)
                                         ------------ -------------- ------------- ---------
Leases Suburban Office Properties:
Huntington Melville Corporate Center
395 North Service Rd,
 Melville, NY ..........................      100%    Lease (2081)        1988         7.5
200 Broadhollow Rd,
 Melville, NY ..........................      100%         Fee            1981         4.6
48 South Service Rd,
 Melville, NY ..........................      100%         Fee            1986         7.3
35 Pinelawn Rd,
 Melville, NY ..........................      100%         Fee            1980         6.0
275 Broadhollow Rd,
 Melville, NY ..........................       51%         Fee            1970         5.8
58 South Service Rd,
 Melville, NY ..........................      100%         Fee            2000        16.5
1305 Old Walt Whitman Rd,
 Melville, NY ..........................       51%         Fee            1998(3)     18.1
                                                                                      ----
Total- Huntington Meville Corporate
 Center ................................                                              65.8
North Shore Atrium
6800 Jericho Turnpike,
 Syosset, NY ...........................      100%         Fee            1977        13.0
6900 Jericho Turnpike,
 Syosset, NY ...........................      100%         Fee            1982         5.0
                                                                                      ----
Total-North Shore Atrium ...............                                              18.0
Nassau West Corporate Center
50 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1984         9.1
60 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1989         7.8
51 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2084)        1989         6.6
55 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................      100%    Lease (2082)        1982        10.0
333 Earl Ovington Blvd.,
 Mitchel Field, NY .....................       60%    Lease (2088)        1991        30.6
90 Merrick Ave.,
 Mitchel Field, NY .....................       51%    Lease (2084)        1985        13.2
                                                                                      ----
Total-Nassau West Corporate Center......                                              77.3
Tarrytown Corporate Center
505 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1974         1.4
520 White Plains Rd.,
 Tarrytown, NY .........................       60%       Fee (4)          1981         6.8
555 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1972         4.2
560 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1980         4.0
580 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1977         6.1
660 White Plains Rd.,
 Tarrytown, NY .........................      100%         Fee            1983        10.9
                                                                                      ----
Total-Tarrytown Corporate Center .......                                              33.4
Reckson Executive Park
1 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
2 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
3 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1983        N/A
4 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
5 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
6 International Dr.,
 Ryebrook, NY ..........................      100%         Fee            1986        N/A
                                                                                      ----
Total-Reckson Executive Park ...........                                              44.4



                                                                                            ANNUAL
                                          NUMBER                                             RENT     NUMBER
                                            OF      RENTABLE                   ANNUAL        PER        OF
                                          FLOORS     SQUARE      PERCENT        BASE        LEASED    TENANT
                                          (FEET)      FEET        LEASED      RENT (2)     SQ. FT.    LEASES
                                         -------- ------------ ----------- ------------- ----------- -------
Leases Suburban Office Properties:
Huntington Melville Corporate Center
395 North Service Rd,
 Melville, NY ..........................    4        185,094       100.0%   $ 5,120,325    $ 27.66       4
200 Broadhollow Rd,
 Melville, NY ..........................    4         67,895       100.0%   $ 1,544,676    $ 22.75      14
48 South Service Rd,
 Melville, NY ..........................    4        126,664       100.0%   $ 2,955,872    $ 23.34       8
35 Pinelawn Rd,
 Melville, NY ..........................    2        106,296        97.6%   $ 1,986,613    $ 18.69      30
275 Broadhollow Rd,
 Melville, NY ..........................    4        126,250       100.0%   $ 3,019,668    $ 23.92       9
58 South Service Rd,
 Melville, NY ..........................    4        281,279        74.1%   $ 6,615,411    $ 23.52       6
1305 Old Walt Whitman Rd,
 Melville, NY ..........................    3        164,166       100.0%   $ 4,408,597    $ 26.85       6
                                                     -------       -----    -----------    -------      --
Total- Huntington Meville Corporate
 Center ................................           1,057,644        92.9%   $25,651,162    $ 24.25      77
North Shore Atrium
6800 Jericho Turnpike,
 Syosset, NY ...........................    2        204,331       100.0%   $ 4,043,134    $ 19.79      44
6900 Jericho Turnpike,
 Syosset, NY ...........................    4         94,945        93.5%   $ 1,966,100    $ 20.71      13
                                                   ---------       -----    -----------    -------      --
Total-North Shore Atrium ...............             299,276        97.9%   $ 6,009,233    $ 20.08      57
Nassau West Corporate Center
50 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................    6        213,006        93.7%   $ 4,893,918    $ 22.98      20
60 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................    2        195,570       100.0%   $ 4,923,880    $ 25.18       5
51 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................    1        108,000       100.0%   $ 2,508,903    $ 23.23       1
55 Charles Lindbergh Blvd.,
 Mitchel Field, NY .....................    2        214,581       100.0%   $ 2,757,057    $ 12.85       2
333 Earl Ovington Blvd.,
 Mitchel Field, NY .....................   10        578,798        94.9%   $15,626,736    $ 27.00      28
90 Merrick Ave.,
 Mitchel Field, NY .....................    9        232,419        97.3%   $ 5,926,057    $ 25.50      22
                                                   ---------       -----    -----------    -------      --
Total-Nassau West Corporate Center......           1,542,374        96.8%   $36,636,550    $ 23.75      78
Tarrytown Corporate Center
505 White Plains Rd.,
 Tarrytown, NY .........................    2         26,319        88.3%   $   369,967    $ 14.06      20
520 White Plains Rd.,
 Tarrytown, NY .........................    6        156,034       100.0%   $ 3,723,762    $ 23.87       2
555 White Plains Rd.,
 Tarrytown, NY .........................    5        121,815        90.8%   $ 2,620,174    $ 21.51      10
560 White Plains Rd.,
 Tarrytown, NY .........................    6        124,049        84.5%   $ 2,335,277    $ 18.83      17
580 White Plains Rd.,
 Tarrytown, NY .........................    6        169,446       100.0%   $ 3,333,977    $ 19.68      18
660 White Plains Rd.,
 Tarrytown, NY .........................    6        253,226        89.8%   $ 5,401,627    $ 21.33      36
                                                   ---------       -----    -----------    -------      --
Total-Tarrytown Corporate Center .......             850,889        93.0%   $17,784,785    $ 20.90     103
Reckson Executive Park
1 International Dr.,
 Ryebrook, NY ..........................    3         90,000       100.0%   $ 1,260,000    $ 14.00       1
2 International Dr.,
 Ryebrook, NY ..........................    3         90,000       100.0%   $ 1,260,000    $ 14.00       1
3 International Dr.,
 Ryebrook, NY ..........................    3         91,193       100.0%   $ 2,128,033    $ 23.34       5
4 International Dr.,
 Ryebrook, NY ..........................    3         87,805        90.7%   $ 1,954,873    $ 22.26       8
5 International Dr.,
 Ryebrook, NY ..........................    3         90,000       100.0%   $ 2,332,500    $ 25.92       1
6 International Dr.,
 Ryebrook, NY ..........................    3         94,753        79.3%   $ 1,582,612    $ 16.70       8
                                                   ---------       -----    -----------    -------     ---
Total-Reckson Executive Park ...........             543,751        94.9%   $10,518,019    $ 19.34      24

                                                        OWNERSHIP
                                                        INTEREST
                                                         (GROUND
                                                          LEASE                     LAND
                                          PERCENTAGE   EXPIRATION       YEAR        AREA
                                           OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
                                         ------------ ------------ ------------- ---------
Summit at Valhalla
100 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1988          11.3
200 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1990          18.0
500 Summit Dr.,
 Valhalla, NY ..........................      100%        Fee          1986          29.1
                                                                                    -----
Total-Summit at Valhalla ...............                                             58.4
Mt. Pleasant Corporate Center
115/117 Stevens Ave.,
 Mt. Pleasant, NY ......................      100%        Fee          1984           5.0
                                                                                    -----
Total-Mt Pleasant Corporate Center .....                                              5.0
Stand-alone Long Island properties:
400 Garden City Plaza,
 Garden City, NY .......................       51%        Fee          1989           5.7
88 Duryea Road,
 Melville, NY ..........................      100%        Fee          1986           1.5
310 East Shore Rd.,
 Great Neck, NY ........................      100%        Fee          1981           1.5
333 East Shore Rd.,                                      Lease
 Great Neck, NY ........................      100%        (2030)       1976           1.5
520 Broadhollow Rd.,
 Melville, NY ..........................      100%        Fee          1978           7.0
1660 Walt Whitman Rd.,
 Melville, NY ..........................      100%        Fee          1980           6.5
150 Motor Parkway, Hauppauge, NY .            100%        Fee          1984          11.3
120 Mineola Blvd.,
 Mineola, NY ...........................      100%        Fee          1989           0.7
538 Broadhollow Rd.,
 Melville, NY ..........................      100%        Fee          1986           7.5
50 Marcus Dr.,
 Melville, NY ..........................      100%        Fee          2000          12.9
                                                                                    -----
Total-Stand-alone Long Island ..........                                             56.1
Stand-alone Westchester
120 White Plains Rd.,
 Tarrytown, NY .........................       51%        Fee          1984           9.7
80 Grasslands, Elmsford, NY ............      100%        Fee          1989           4.9
                                                                                    -----
Total-Stand-alone Westchester ..........                                             14.6
Executive Hill Office Park
100 Executive Dr.,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1978          10.1
200 Executive Dr.,
 Rt. 208 Corridor, NJ ..................      100%        Fee          1980           8.2
300 Executive Dr.,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1984           8.7
10 Rooney Circle,
 Rt. 280 Corridor, NJ ..................      100%        Fee          1971           5.2
                                                                                    -----
Total-Executive Hill Office Park .......                                             32.2
University Square Princeton
100 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
104 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
115 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........      100%        Fee          1987         N/A
                                                                                    -----
Total- University Square ...............                                             11.0
Short Hills Office Complex
101 John F. Kennedy Parkway,
 Short Hills, NJ .......................      100%        Fee          1981           9.0
103 John F. Kennedy Parkway,
 Short Hills, NJ (3) ...................      100%        Fee          1981           6.0
51 John F Kennedy Parkway,
 Short Hills, NJ .......................       51%        Fee          1988          11.0
                                                                                    -----
Total- Short Hills Office ..............                                             26.0
Stand-alone New Jersey Properties
99 Cherry Hill Road,
 Parsippany, NJ ........................      100%        Fee          1982           8.8
119 Cherry Hill Rd,
 Parsippany, NJ ........................      100%        Fee          1982           9.3
One Eagle Rock,
 Hanover, NJ ...........................      100%        Fee          1986          10.4
3 University Plaza,
 Hackensack, NJ ........................      100%        Fee          1985          10.6
1255 Broad ST.,
 Clifton, NJ ...........................      100%        Fee          1968          11.1
492 River Rd.,
 Nutley, NJ ............................      100%        Fee          1952          17.3
                                                                                    -----
Total- Stand-alone NJ Properties .......                                             67.5
Total Suburban Office Properties .......                                            509.7



                                                                                            ANNUAL
                                          NUMBER                                             RENT     NUMBER
                                            OF      RENTABLE                  ANNUAL         PER        OF
                                          FLOORS     SQUARE     PERCENT        BASE         LEASED    TENANT
                                          (FEET)      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                         -------- ------------ --------- --------------- ----------- -------
Summit at Valhalla
100 Summit Dr.,
 Valhalla, NY ..........................    4        248,174      87.3%   $  5,408,368     $ 21.79       7
200 Summit Dr.,
 Valhalla, NY ..........................    4        233,391     100.0%   $  3,034,932     $ 13.00      12
500 Summit Dr.,
 Valhalla, NY ..........................    4        208,660     100.0%   $  5,425,160     $ 26.00       1
                                                     -------     -----    ------------     -------      --
Total-Summit at Valhalla ...............             690,225      95.4%   $ 13,868,460     $ 20.09      20
Mt. Pleasant Corporate Center
115/117 Stevens Ave.,
 Mt. Pleasant, NY ......................    3        166,237      95.5%   $  3,444,106     $ 20.72      17
                                                     -------     -----    ------------     -------      --
Total-Mt Pleasant Corporate Center .....             166,237      95.5%   $  3,444,106     $ 20.72      17
Stand-alone Long Island properties:
400 Garden City Plaza,
 Garden City, NY .......................    5        172,757       100%   $  4,289,767     $ 24.83      23
88 Duryea Road,
 Melville, NY ..........................    2         23,878       100%   $    475,195     $ 19.90       4
310 East Shore Rd.,
 Great Neck, NY ........................    4         50,108      98.1%   $  1,274,544     $ 25.44      18
333 East Shore Rd.,
 Great Neck, NY ........................    2         17,650     100.0%   $    358,772     $ 20.33       9
520 Broadhollow Rd.,
 Melville, NY ..........................    1         85,784     100.0%   $  1,812,368     $ 21.13       3
1660 Walt Whitman Rd.,
 Melville, NY ..........................    1         74,360      85.4%   $  1,182,684     $ 15.90       6
150 Motor Parkway, Hauppauge, NY .          4        185,475      90.4%   $  3,376,724     $ 18.21      26
120 Mineola Blvd.,
 Mineola, NY ...........................    6        101,572      94.1%   $  2,275,057     $ 22.40      14
538 Broadhollow Rd.,
 Melville, NY ..........................    4        180,281      69.2%   $  2,574,315     $ 14.28       7
50 Marcus Dr.,
 Melville, NY ..........................    2        163,762     100.0%   $  2,125,904     $ 12.98       1
                                                     -------     -----    ------------     -------      --
Total-Stand-alone Long Island ..........           1,055,627      91.4%   $ 19,745,330     $ 18.70     111
Stand-alone Westchester
120 White Plains Rd.,
 Tarrytown, NY .........................    6        203,788      96.3%   $  4,367,366     $ 21.43      10
80 Grasslands, Elmsford, NY ............    3         87,114     100.0%   $  1,847,983     $ 21.21       7
                                                   ---------     -----    ------------     -------     ---
Total-Stand-alone Westchester ..........             290,902      97.4%   $  6,215,349     $ 21.37      17
Executive Hill Office Park
100 Executive Dr.,
 Rt. 280 Corridor, NJ ..................    3         93,285      89.3%   $  1,606,181     $ 17.22      10
200 Executive Dr.,
 Rt. 208 Corridor, NJ ..................    4        105,612     100.0%   $  1,919,584     $ 18.18      11
300 Executive Dr.,
 Rt. 280 Corridor, NJ ..................    4        124,636      89.0%   $  2,610,373     $ 20.94      11
10 Rooney Circle,
 Rt. 280 Corridor, NJ ..................    3         70,716      78.9%   $  1,348,889     $ 19.07       3
                                                   ---------     -----    ------------     -------     ---
Total-Executive Hill Office Park .......             394,249      90.2%   $  7,485,026     $ 18.99      35
University Square Princeton
100 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........    1         27,888     100.0%   $    648,433     $ 23.25       3
104 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........    1         70,239     100.0%   $  1,663,171     $ 23.68       2
115 Campus Dr.,
 Princeton/Rt. 1 Corridor, NJ ..........    1         33,600     100.0%   $    834,759     $ 24.84       1
                                                   ---------     -----    ------------     -------     ---
Total- University Square ...............             131,727     100.0%   $  3,146,363     $ 23.89       6
Short Hills Office Complex
101 John F. Kennedy Parkway,
 Short Hills, NJ .......................    6        195,000     100.0%   $  3,446,625     $ 17.68       1
103 John F. Kennedy Parkway,
 Short Hills, NJ (3) ...................    4        123,000     100.0%   $  3,833,500     $ 31.17       1
51 John F Kennedy Parkway,
 Short Hills, NJ .......................    5        250,642      97.6%   $  8,971,534     $ 35.79      17
                                                   ---------     -----    ------------     -------     ---
Total- Short Hills Office ..............             568,642      98.9%   $ 16,251,659     $ 28.58      19
Stand-alone New Jersey Properties
99 Cherry Hill Road,
 Parsippany, NJ ........................    3         93,355      73.6%   $  1,595,179     $ 17.09      12
119 Cherry Hill Rd,
 Parsippany, NJ ........................    3         95,665      97.8%   $  1,441,617     $ 15.07      16
One Eagle Rock,
 Hanover, NJ ...........................    3        142,438     100.0%   $  3,049,825     $ 21.41       8
3 University Plaza,
 Hackensack, NJ ........................    6        219,550      94.9%   $  4,730,404     $ 21.55      21
1255 Broad ST.,
 Clifton, NJ ...........................    2        193,574     100.0%   $  4,259,924     $ 22.01       2
492 River Rd.,
 Nutley, NJ ............................   13        130,009     100.0%   $  2,177,651     $ 16.75       1
                                                   ---------     -----    ------------     -------     ---
Total- Stand-alone NJ Properties .......             874,591      95.7%   $ 17,254,600     $ 19.73      60
Total Suburban Office Properties .......           8,466,134      94.8%   $184,010,642     $ 21.73     624

                                                          OWNERSHIP
                                                          INTEREST
                                                           (GROUND
                                                            LEASE                     LAND
                                            PERCENTAGE   EXPIRATION       YEAR        AREA
                                             OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
                                           ------------ ------------ ------------- ---------
CBD Office Properties:
Landmark Square
One Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1973         N/A
Two Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1976         N/A
Three Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1978         N/A
Four Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1977         N/A
Five Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1976         N/A
Six Landmark Sq.,
 Stamford, CT ............................      100%        Fee          1984         N/A
                                                                                      ---
Total- Landmark Square ...................                                            7.2
Stamford Towers:
680 Washington Blvd,
 Stamford, CT ............................       51%        Fee          1989         1.3
750 Washington Blvd,
 Stamford, CT ............................       51%        Fee          1989         2.4
Total-Stamford Towers ....................                                            3.7
Stand-alone Westchester
360 Hamilton Ave.,
 White Plains, NY ........................      100%        Fee          1977         1.5
140 Grand ST.,
 White Plains, NY ........................      100%        Fee          1991         2.2
                                                                                      ---
Total-Stand-alone Westchester ............                                            3.7
New York City Office Properties
120 W. 45th ST.,
 New York, NY ............................      100%        Fee          1989         0.4
100 Wall ST.,
 New York, NY ............................      100%        Fee          1969         0.5
810 Seventh Ave.,
 New York, NY ............................      100%      Fee(5)         1970         0.6
919 Third Ave.,
 New York, NY ............................      100%      Fee(6)         1971         1.5
1350 Ave. of the Americas,
 New York, NY ............................      100%        Fee          1966         0.6
                                                                                      ---
Total-New York City Office Properties                                                 3.6
Total CBD Office Properties ..............                                           18.2
Total-Office Properties ..................                                          527.9



                                                                                              ANNUAL
                                            NUMBER                                             RENT     NUMBER
                                              OF      RENTABLE                  ANNUAL         PER        OF
                                            FLOORS     SQUARE     PERCENT        BASE         LEASED    TENANT
                                            (FEET)      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                           -------- ------------ --------- --------------- ----------- -------
CBD Office Properties:
Landmark Square
One Landmark Sq.,
 Stamford, CT ............................   22         280,661     98.3%   $  7,037,786     $ 25.08      59
Two Landmark Sq.,
 Stamford, CT ............................    3          36,889     83.2%   $    795,071     $ 21.55       8
Three Landmark Sq.,
 Stamford, CT ............................    6         128,887     95.8%   $  3,212,338     $ 24.92      14
Four Landmark Sq.,
 Stamford, CT ............................    5          98,054     95.3%   $  1,966,176     $ 20.05      13
Five Landmark Sq.,
 Stamford, CT ............................    3          58,000    100.0%   $    310,536     $  5.35       3
Six Landmark Sq.,
 Stamford, CT ............................   10         168,180     99.5%   $  4,001,941     $ 23.80       8
                                                        -------    -----    ------------     -------      --
Total- Landmark Square ...................              770,671     97.2%   $ 17,323,849     $ 22.48     105
Stamford Towers:
680 Washington Blvd,
 Stamford, CT ............................   11         132,759      100%   $  4,000,443     $ 30.13       7
750 Washington Blvd,
 Stamford, CT ............................   11         185,901     98.2%   $  4,555,349     $ 24.50       9
Total-Stamford Towers ....................              318,660     98.9%   $  8,555,792     $ 26.85      16
Stand-alone Westchester
360 Hamilton Ave.,
 White Plains, NY ........................   12         381,257     91.0%   $  8,505,931     $ 22.31      15
140 Grand ST.,
 White Plains, NY ........................    9         123,827     95.9%   $  2,943,592     $ 23.77      14
                                                        -------    -----    ------------     -------     ---
Total-Stand-alone Westchester ............              505,084     92.2%   $ 11,449,523     $ 22.67      29
New York City Office Properties
120 W. 45th ST.,
 New York, NY ............................   40         441,175     97.0%   $ 16,866,305     $ 38.23      33
100 Wall ST.,
 New York, NY ............................   29         457,678    100.0%   $ 14,199,700     $ 31.03      29
810 Seventh Ave.,
 New York, NY ............................   42         690,977     97.0%   $ 22,693,099     $ 32.84      34
919 Third Ave.,
 New York, NY ............................   47       1,355,239    100.0%   $ 58,949,836     $ 43.50      21
1350 Ave. of the Americas,
 New York, NY ............................   35         543,415     91.9%   $ 17,288,113     $ 31.81      70
                                                      ---------    -----    ------------     -------     ---
Total-New York City Office Properties                 3,488,484     97.8%   $129,997,053     $ 37.26     187
Total CBD Office Properties ..............            5,082,899     97.2%   $167,326,216     $ 32.92     337
Total-Office Properties ..................           13,549,033     95.7%   $351,336,858     $ 25.93     961

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2002 adjusted for scheduled contractual increases during the 12 months ending December 31, 2003. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2003. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2044.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL / R&D PROPERTIES


General.

     As of December 31, 2002, the Operating Partnership owned or had an interest in 101 industrial / R&D properties that encompass approximately 6.7 million rentable square feet. As of December 31, 2002, the industrial / R&D properties were approximately 94.7% leased (percentage leased excludes properties under development) to approximately 239 tenants. Many of these properties have been constructed with high ceiling heights (i.e., above 18 feet), upscale office building facades, parking in excess of zoning requirements, drive-in and / or loading dock facilities and other features which permit them to be leased for industrial and / or office purposes.

     The industrial / R&D properties are leased to both national and local tenants. These tenants utilize these properties for distribution, warehousing, research and development and light manufacturing / assembly activities. Leases on the industrial / R&D properties are typically written for terms ranging from three to seven years and require: (i) payment of a Base Rent, (ii) payments of real estate tax escalations over a base year, (iii) payments of compounded annual increases to Base Rent and (iv) reimbursement of all operating expenses. Electric costs are generally borne and paid directly by the tenant. Certain leases are "triple net" (i.e., the tenant is required to pay in addition to annual Base Rent, all operating expenses and real estate taxes). In virtually all of the industrial / R&D leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rents at market rates, provided that such rates are not less than the most recent rental rates.


     Approximately 86%, as measured by square footage, of the industrial / R&D properties, are located on Long Island. Fifty eight percent of these properties, as measured by square footage, are located in the following three industrial parks developed by Reckson: (i) Vanderbilt Industrial Park, (ii) Airport International Plaza and (iii) County Line Industrial Center.

     In addition to the industrial / R&D properties on Long Island, the Operating Partnership owns eight industrial properties encompassing approximately 912,000 square feet in the other suburban markets.

     The following table sets forth certain information as of December 31, 2002 for each of the industrial properties.



                                         OWNERSHIP
                                         INTEREST
                                          (GROUND
                                           LEASE                     LAND    CLEARENCE
                           PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                            OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                          ------------ ------------ ------------- --------- -----------
LONG ISLAND INDUSTRIAL
Airport Industrial Plaza
110 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1979          6.4       24
1101 Lakeland Ave.,
 Islip, NY ..............     100.0%        Fee         1983          4.9       20
120 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1972          2.8       16
125 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1977          4.0       16
1385 Lakeland Ave.,
 Islip, NY ..............     100.0%        Fee         1973          2.4       16
140 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1973          3.1       20
160 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1978          3.9       16
170 Wilbur Place,
 Islip, NY ..............     100.0%        Fee         1979          4.9       16
180 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1982          2.3       16
20 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1978          1.0       16
2002 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         2000         15.8       24
2004 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         1998          7.4       24
2005 Orville Drive North,
 Islip, NY ..............     100.0%        Fee         1999          8.7       24
25 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1970          2.2       16
4040 Veterans Highway,
 Islip, NY ..............     100.0%        Fee         1972          1.0       14
50 Orville Dr.,
 Islip, NY ..............     100.0%        Fee         1976          1.6       15



                                                                               ANNUAL
                             RESEARCH                                           RENT    NUMBER
                               AND       RENTABLE                  ANNUAL       PER       OF
                           DEVELOPMENT    SQUARE     PERCENT        BASE       LEASED   TENANT
                              FINISH       FEET       LEASED      RENT (2)    SQ. FT.   LEASES
                          ------------- ---------- ----------- ------------- --------- -------
LONG ISLAND INDUSTRIAL
Airport Industrial Plaza
110 Orville Dr.,
 Islip, NY ..............       80%      110,000       100.0%   $  685,667   $  6.23      1
1101 Lakeland Ave.,
 Islip, NY ..............       65%       90,411       100.0%   $  567,419   $  6.28      1
120 Wilbur Place,
 Islip, NY ..............       62%       34,866       100.0%   $  251,070   $  7.20      4
125 Wilbur Place,
 Islip, NY ..............       45%       61,698        86.9%   $  304,521   $  4.94      9
1385 Lakeland Ave.,
 Islip, NY ..............        9%       35,000        78.6%   $  202,783   $  5.79      3
140 Wilbur Place,
 Islip, NY ..............       33%       48,500       100.0%   $  316,495   $  6.53      2
160 Wilbur Place,
 Islip, NY ..............       87%       62,710       100.0%   $  560,665   $  8.94      2
170 Wilbur Place,
 Islip, NY ..............       30%       72,203       100.0%   $  470,721   $  6.52      5
180 Orville Dr.,
 Islip, NY ..............        4%       37,612       100.0%   $  210,214   $  5.59      2
20 Orville Dr.,
 Islip, NY ..............      100%       12,900       100.0%   $  196,548   $ 15.24      1
2002 Orville Drive North,
 Islip, NY ..............       11%      206,005       100.0%   $1,797,445   $  8.73      2
2004 Orville Drive North,
 Islip, NY ..............       10%      106,515       100.0%   $  397,934   $  3.74      1
2005 Orville Drive North,
 Islip, NY ..............       20%      130,010       100.0%   $1,023,169   $  7.87      1
25 Orville Dr.,
 Islip, NY ..............      100%       33,655       100.0%   $  523,115   $ 15.54      1
4040 Veterans Highway,
 Islip, NY ..............      100%        2,800       100.0%   $   82,600   $ 29.50      1
50 Orville Dr.,
 Islip, NY ..............       99%       27,943       100.0%   $  257,597   $  9.22      3

                                               OWNERSHIP
                                               INTEREST
                                                (GROUND
                                                 LEASE                     LAND    CLEARENCE
                                 PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                  OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                ------------ ------------ ------------- --------- -----------
65 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1971          2.2       14
70 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1975          2.3       22
80 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1988          6.5       16
85 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1974          1.9       14
95 Orville Dr.,
 Islip, NY ....................     100.0%       Fee          1974          1.8       14
                                                                           ----
Airport Industrial Plaza Total                                             87.1
Hauppauge Industrial Park
100 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1968          5.0       14
104 Parkway Dr.,
 Hauppauge, NY ................     100.0%       Fee          1985          1.8       15
110 Plant Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          6.8       18
120 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1983          2.0       15
125 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1973          2.0       14
135 Ricefield Ln.,
 Hauppauge, NY ................     100.0%       Fee          1981          2.1       15
150 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1969          6.8       22
180 Oser Ave.,                                  Lease
 Hauppauge, NY ................     100.0%      (2009)        1978          3.4       16
185 Oser Ave,
 Hauppauge, NY ................     100.0%       Fee          1974          2.0       18
20 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1979          5.0       16
225 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1977          1.2       14
25 Davids Dr.,
 Hauppauge, NY ................     100.0%       Fee          1975          3.2       20
250 Kennedy Dr.,
 Hauppauge, NY ................     100.0%       Fee          1979          7.0       16
30 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1978          4.4       16
325 Rabro Dr.,
 Hauppauge, NY ................     100.0%       Fee          1967          2.7       14
360 Motor Pk.,
 Hauppauge, NY ................     100.0%       Fee          1967          4.2       16
360 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1981          1.3       18
375 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1981          1.2       18
390 Motor Parkway,
 Hauppauge, NY ................     100.0%       Fee          1980         10.0       14
395 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1980          6.1       14
40 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          3.1       16
400 Moreland Rd.,
 Hauppauge, NY ................     100.0%       Fee          1967          6.3       17
400 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1982          9.5       16
410 Motor Pk.,
 Hauppauge, NY ................     100.0%       Fee          1965          3.0       15
425 Rabro Dr.,
 Hauppauge, NY ................     100.0%       Fee          1980          4.0       16
45 Adams Ave.,
 Hauppauge, NY ................     100.0%       Fee          1979          2.1       18
50 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          4.1       21
55 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1968          3.0       18
595 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1968          3.5       14
60 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          3.3       21
600 Old Willets Path ,
 Hauppauge, NY ................     100.0%       Fee          1965          4.5       14
611 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1963          3.0       14
63 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1974          1.2       20
631/641 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1965          1.9       14
65 Engineers Rd.,
 Hauppauge, NY ................     100.0%       Fee          1969          1.8       22
65 Oser Ave.,
 Hauppauge, NY ................     100.0%       Fee          1975          1.2       18
651/661 Old Willets Path,
 Hauppauge, NY ................     100.0%       Fee          1966          2.0       14



                                                                                       ANNUAL
                                   RESEARCH                                             RENT    NUMBER
                                     AND        RENTABLE                   ANNUAL       PER       OF
                                 DEVELOPMENT     SQUARE      PERCENT        BASE       LEASED   TENANT
                                    FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
                                ------------- ------------ ----------- ------------- --------- -------
65 Orville Dr.,
 Islip, NY ....................       20%         32,000       100.0%   $  220,068   $  6.88       2
70 Orville Dr.,
 Islip, NY ....................       18%         41,508       100.0%   $  355,988   $  8.58       2
80 Orville Dr.,
 Islip, NY ....................       47%         92,684       100.0%   $  611,343   $  6.60       8
85 Orville Dr.,
 Islip, NY ....................       20%         25,091       100.0%   $  173,671   $  6.92       2
95 Orville Dr.,
 Islip, NY ....................       20%         25,300       100.0%   $  135,945   $  5.37       1
                                                  ------       -----    ----------   -------       -
Airport Industrial Plaza Total                 1,289,411        98.8%   $9,344,978   $  7.25      54
Hauppauge Industrial Park
100 Engineers Rd.,
 Hauppauge, NY ................      100%         40,880       100.0%   $  573,914   $ 14.04       1
104 Parkway Dr.,
 Hauppauge, NY ................       15%         27,600       100.0%   $  111,918   $  4.06       1
110 Plant Ave.,
 Hauppauge, NY ................        2%        125,000       100.0%   $  488,194   $  3.91       1
120 Ricefield Ln.,
 Hauppauge, NY ................        9%         33,100       100.0%   $  193,917   $  5.86       1
125 Ricefield Ln.,
 Hauppauge, NY ................       20%         30,495       100.0%   $  201,844   $  6.62       1
135 Ricefield Ln.,
 Hauppauge, NY ................       50%         32,340       100.0%   $  153,100   $  4.73       1
150 Engineers Rd.,
 Hauppauge, NY ................       10%        135,000       100.0%   $  179,625   $  1.33       1
180 Oser Ave.,
 Hauppauge, NY ................       50%         61,264       100.0%   $  507,518   $  8.28       9
185 Oser Ave,
 Hauppauge, NY ................       50%         30,000       100.0%   $  219,834   $  7.33       1
20 Oser Ave.,
 Hauppauge, NY ................       98%         42,000       100.0%   $  393,135   $  9.36       2
225 Oser Ave.,
 Hauppauge, NY ................       85%          9,960       100.0%   $  130,891   $ 13.14       1
25 Davids Dr.,
 Hauppauge, NY ................       50%         40,000       100.0%   $  350,200   $  8.75       1
250 Kennedy Dr.,
 Hauppauge, NY ................       10%        127,980       100.0%   $  455,298   $  3.56       1
30 Oser Ave.,
 Hauppauge, NY ................       69%         41,851       100.0%   $  310,213   $  7.41       4
325 Rabro Dr.,
 Hauppauge, NY ................       27%         35,473        32.9%   $   89,096   $  2.51       1
360 Motor Pk.,
 Hauppauge, NY ................      100%         54,000       100.0%   $  306,060   $  5.67       1
360 Oser Ave.,
 Hauppauge, NY ................       20%         23,000       100.0%   $  169,114   $  7.35       1
375 Oser Ave.,
 Hauppauge, NY ................       60%         20,000       100.0%   $  160,633   $  8.03       1
390 Motor Parkway,
 Hauppauge, NY ................       10%        181,060       100.0%   $1,033,943   $  5.71       1
395 Oser Ave.,
 Hauppauge, NY ................      100%         49,500       100.0%   $  464,805   $  9.39       1
40 Oser Ave.,
 Hauppauge, NY ................       45%         59,850       100.0%   $  435,463   $  7.28      13
400 Moreland Rd.,
 Hauppauge, NY ................       80%         57,050       100.0%   $  931,626   $ 16.33       1
400 Oser Ave.,
 Hauppauge, NY ................       36%        163,885        94.8%   $1,252,016   $  7.64      27
410 Motor Pk.,
 Hauppauge, NY ................       18%         41,784       100.0%   $  273,524   $  6.55       3
425 Rabro Dr.,
 Hauppauge, NY ................       50%         65,421       100.0%   $  765,971   $ 11.71       1
45 Adams Ave.,
 Hauppauge, NY ................       75%         28,000       100.0%   $  270,667   $  9.67       1
50 Oser Ave.,
 Hauppauge, NY ................       15%         60,000       100.0%   $  246,000   $  4.10       1
55 Engineers Rd.,
 Hauppauge, NY ................      100%         36,000       100.0%   $  373,307   $ 10.37       1
595 Old Willets Path,
 Hauppauge, NY ................       39%         31,670       100.0%   $  218,811   $  6.91       4
60 Oser Ave.,
 Hauppauge, NY ................       10%         48,000       100.0%   $  196,800   $  4.10       1
600 Old Willets Path ,
 Hauppauge, NY ................       10%         69,654       100.0%   $  438,114   $  6.29       1
611 Old Willets Path,
 Hauppauge, NY ................        5%         20,000       100.0%   $  172,329   $  8.62       2
63 Oser Ave.,
 Hauppauge, NY ................       20%         23,000       100.0%   $  151,220   $  6.57       1
631/641 Old Willets Path,
 Hauppauge, NY ................       28%         25,000       100.0%   $  177,624   $  7.10       4
65 Engineers Rd.,
 Hauppauge, NY ................       10%         23,000       100.0%   $  149,500   $  6.50       1
65 Oser Ave.,
 Hauppauge, NY ................       10%         20,000       100.0%   $  115,023   $  5.75       1
651/661 Old Willets Path,
 Hauppauge, NY ................       54%         25,000       100.0%   $  189,845   $  7.59       6

                                                        OWNERSHIP
                                                        INTEREST
                                                         (GROUND
                                                          LEASE                     LAND    CLEARENCE
                                          PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                           OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                         ------------ ------------ ------------- --------- -----------
681 Old Willets Path,
 Hauppauge, NY ......................... 100.0%           Fee          1961           1.3      14
73 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1974           1.2      20
740 Old Willets Path,
 Hauppauge, NY ......................... 100.0%           Fee          1965           3.5      14
80 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1974           1.1      18
85 Adams Dr.,
 Hauppauge, NY ......................... 100.0%           Fee          1980           1.8      15
85 Engineers Rd.,
 Hauppauge, NY ......................... 100.0%           Fee          1968           2.3      18
85 Nicon Ct.,
 Hauppauge, NY ......................... 100.0%           Fee          1978           6.1      30
90 Oser Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1973           1.1      16
90 Plant Ave.,
 Hauppauge, NY ......................... 100.0%           Fee          1972           4.3      16
                                                                                    -----
Hauppauge Industrial Park Total ........                                            158.4
County Line Industrial Center,
 Melville Long Island
5 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1979           6.9      20
10 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1975           6.6      20
265 Spagnoli Rd.,
 Melville, NY .......................... 100.0%           Fee          1978           6.0      20
30 Hub Dr.,
 Melville, NY .......................... 100.0%           Fee          1976           5.1      20
                                                                                    -----
County Line Total ......................                                             24.6
Standalone Islip Long Island
135 Fell Ct.,
 Islip, NY ............................. 100.0%           Fee          1965           3.2      16
208 Blydenburgh Rd.,
 Islandia, NY .......................... 100.0%           Fee          1969           2.4      14
210 Blydenburgh Rd.,
 Islandia, NY .......................... 100.0%           Fee          1969           1.2      14
32 Windsor Pl.,
 Islip, NY ............................. 100.0%           Fee          1971           2.5      18
42 Windsor Pl.,
 Islip, NY ............................. 100.0%           Fee          1972           2.4      18
71 Hoffman Ln.,
 Islandia, NY. ......................... 100.0%           Fee          1970           5.8      16
                                                                                    -----
Islip Long Island Total ................                                             17.5
Standalone Farmingdale Long Island
70 Schmitt Blvd.,
 Farmingdale, NY ....................... 100.0%           Fee          1975           4.4      18
105 Price Parkway,
 Farmingdale, NY ....................... 100.0%           Fee          1969          12.0      26
110 Bi County Blvd.,
 Farmingdale, NY ....................... 100.0%           Fee          1984           9.5      19
                                                                                    -----
Farmingdale Long Island Total ..........                                             25.9
Standalone Melville Long Island
20 Melville Park Road,
 Melville, NY .......................... 100.0%           Fee          1965           4.0      23
45 Melville Park Drive,
 Melville, NY .......................... 100.0%           Fee          1998           4.2      24
65 Marcus Drive,
 Melville, NY .......................... 100.0%           Fee          1968           5.0      16
70 Maxess Road,
 Melville, NY .......................... 100.0%           Fee          1969           9.3      15
                                                                                    -----
Melville Long Island Total .............                                             22.5
Standalone Hauppauge Long Island
1516 Motor Pk.,
 Hauppauge, NY ......................... 100.0%           Fee          1981           7.9      24
300 Motor Pk.,
 Hauppauge, NY ......................... 100.0%           Fee          1979           4.2      14
                                                                                    -----
Hauppauge Long Island Total ............                                             12.1
Standalone Other Long Island
100 Andrews Rd.,
 Hicksville, NY ........................ 100.0%           Fee          1954          11.7      25
110 Marcus Drive,
 Huntington, NY ........................ 100.0%           Fee          1980           6.1      20
19 Nicholas Dr.,
 Yaphank, NY (3) ....................... 100.0%           Fee          1989          29.6      24
35 Engle St.,
 Hicksville, NY ........................ 100.0%        Lease (4)       1966           4.0      24
48 Harbor Pk Dr.,
 Port Washington, NY ................... 100.0%           Fee          1976           2.7      16
85 S. Service Rd.,
 Plainview, NY ......................... 100.0%           Fee          1961           1.6      14
933 Motor Parkway,
 Smithtown, NY ......................... 100.0%           Fee          1973           5.6      20
                                                                                    -----
Standalone Other Long Island Total .....                                             61.3



                                                                                                 ANNUAL
                                            RESEARCH                                              RENT    NUMBER
                                              AND        RENTABLE                   ANNUAL        PER       OF
                                          DEVELOPMENT     SQUARE      PERCENT        BASE        LEASED   TENANT
                                             FINISH        FEET        LEASED      RENT (2)     SQ. FT.   LEASES
                                         ------------- ------------ ----------- -------------- --------- -------
681 Old Willets Path,
 Hauppauge, NY .........................       10%         15,000       100.0%   $   110,634   $  7.38       1
73 Oser Ave.,
 Hauppauge, NY .........................       10%         20,000       100.0%   $   139,873   $  6.99       1
740 Old Willets Path,
 Hauppauge, NY .........................       50%         30,000       100.0%   $    29,670   $  0.99       1
80 Oser Ave.,
 Hauppauge, NY .........................       40%         19,500       100.0%   $    74,425   $  3.82       1
85 Adams Dr.,
 Hauppauge, NY .........................      100%         20,000       100.0%   $   280,000   $ 14.00       1
85 Engineers Rd.,
 Hauppauge, NY .........................        5%         40,800       100.0%   $   225,095   $  5.52       2
85 Nicon Ct.,
 Hauppauge, NY .........................       10%        104,000       100.0%   $   634,400   $  6.10       1
90 Oser Ave.,
 Hauppauge, NY .........................       40%         37,500       100.0%   $   144,375   $  3.85       1
90 Plant Ave.,
 Hauppauge, NY .........................       19%         74,915       100.0%   $   162,117   $  2.16       3
                                                          -------       -----    -----------   -------       -
Hauppauge Industrial Park Total ........                2,299,532        98.6%   $14,651,684   $  6.37     113
County Line Industrial Center,
 Melville Long Island
5 Hub Dr.,
 Melville, NY ..........................       47%         88,001       100.0%   $   577,634   $  6.56       2
10 Hub Dr.,
 Melville, NY ..........................       18%         95,671       100.0%   $   749,371   $  7.83       3
265 Spagnoli Rd.,
 Melville, NY ..........................       61%         85,555       100.0%   $   737,824   $  8.62       2
30 Hub Dr.,
 Melville, NY ..........................       10%         73,127       100.0%   $   516,326   $  7.06       2
                                                        ---------       -----    -----------   -------     ---
County Line Total ......................                  342,354       100.0%   $ 2,581,155   $  7.54       9
Standalone Islip Long Island
135 Fell Ct.,
 Islip, NY .............................       10%         30,124       100.0%   $   253,973   $  8.43       1
208 Blydenburgh Rd.,
 Islandia, NY ..........................       20%         24,000       100.0%   $   135,094   $  5.63       3
210 Blydenburgh Rd.,
 Islandia, NY ..........................       10%         20,000       100.0%   $   103,977   $  5.20       2
32 Windsor Pl.,
 Islip, NY .............................       10%         43,000       100.0%   $   155,887   $  3.63       1
42 Windsor Pl.,
 Islip, NY .............................       10%         65,000       100.0%   $   260,000   $  4.00       1
71 Hoffman Ln.,
 Islandia, NY. .........................       10%         30,400         0.0%   $         0   $  0.00       0
                                                        ---------       -----    -----------   -------     ---
Islip Long Island Total ................                  212,524        85.7%   $   908,932   $  4.28       8
Standalone Farmingdale Long Island
70 Schmitt Blvd.,
 Farmingdale, NY .......................       15%         76,312       100.0%   $   605,343   $  7.93       1
105 Price Parkway,
 Farmingdale, NY .......................       10%        297,000       100.0%   $ 1,517,267   $  5.11       1
110 Bi County Blvd.,
 Farmingdale, NY .......................       81%        146,696       100.0%   $ 1,441,847   $  9.83       9
                                                        ---------       -----    -----------   -------     ---
Farmingdale Long Island Total ..........                  520,008       100.0%   $ 3,564,457   $  6.85      11
Standalone Melville Long Island
20 Melville Park Road,
 Melville, NY ..........................       15%         67,922       100.0%   $   401,204   $  5.91       1
45 Melville Park Drive,
 Melville, NY ..........................       50%         40,247       100.0%   $   607,924   $ 15.10       1
65 Marcus Drive,
 Melville, NY ..........................       20%         60,000       100.0%   $   675,462   $ 11.26       1
70 Maxess Road,
 Melville, NY ..........................       40%         78,600       100.0%   $   750,300   $  9.55       1
                                                        ---------       -----    -----------   -------     ---
Melville Long Island Total .............                  246,769       100.0%   $ 2,434,889   $  9.87       4
Standalone Hauppauge Long Island
1516 Motor Pk.,
 Hauppauge, NY .........................       10%        140,000       100.0%   $   905,215   $  6.47       1
300 Motor Pk.,
 Hauppauge, NY .........................      100%         54,154        91.5%   $   912,473   $ 16.85       6
                                                        ---------       -----    -----------   -------     ---
Hauppauge Long Island Total ............                  194,154        97.6%   $ 1,817,689   $  9.36       7
Standalone Other Long Island
100 Andrews Rd.,
 Hicksville, NY ........................       10%        167,754       100.0%   $ 1,232,628   $  7.35       2
110 Marcus Drive,
 Huntington, NY ........................       40%         78,240       100.0%   $   547,418   $  7.00       1
19 Nicholas Dr.,
 Yaphank, NY (3) .......................        5%        230,000       100.0%   $ 1,391,968   $  6.05       1
35 Engle St.,
 Hicksville, NY ........................        5%        120,283       100.0%   $   631,005   $  5.25       1
48 Harbor Pk Dr.,
 Port Washington, NY ...................      100%         35,000       100.0%   $   795,675   $ 22.73       1
85 S. Service Rd.,
 Plainview, NY .........................       10%         20,000       100.0%   $   137,395   $  6.87       2
933 Motor Parkway,
 Smithtown, NY .........................       20%         48,000        50.0%   $   158,756   $  3.31       1
                                                        ---------       -----    -----------   -------     ---
Standalone Other Long Island Total .....                  699,277        96.6%   $ 4,894,845   $  7.00       9

                                                       OWNERSHIP
                                                       INTEREST
                                                        (GROUND
                                                         LEASE                     LAND    CLEARENCE
                                         PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                          OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)     (FEET)
                                        ------------ ------------ ------------- --------- -----------
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield
100 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1986        3.5      24
200 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989       12.7      28
300 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989        4.2      24
400 Forge Way,
 Rockaway, NJ ......................... 100.0%            Fee            1989       12.8      28
40 Cragwood Rd.,
 South Plainfield, NJ ................. 100.0%            Fee            1965       13.5      16
                                                                                   -----
W. Morris S. Plainfield Total .........                                             46.7
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd.,
 Elmsford, NY ......................... 100.0%            Fee            1964        3.6      16
500 Saw Mill Rd.,
 Elmsford, NY ......................... 100.0%            Fee            1968        7.3      22
                                                                                   -----
Elmsford Westchester Total ............                                             10.9
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport,
 Shelton, CT                            100.0%            Fee       1971-1979       36.1      22
                                                                                   -----
Shelton Connecticut Total .............                                             36.1
TOTAL INDUSTRIAL ......................                                            503.1



                                                                                               ANNUAL
                                           RESEARCH                                             RENT    NUMBER
                                             AND        RENTABLE                   ANNUAL       PER       OF
                                         DEVELOPMENT     SQUARE      PERCENT        BASE       LEASED   TENANT
                                            FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
                                        ------------- ------------ ----------- ------------- --------- -------
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield
100 Forge Way,
 Rockaway, NJ .........................       46%         20,150       100.0%   $   175,639  $  8.72       5
200 Forge Way,
 Rockaway, NJ .........................       53%         72,118       100.0%   $   634,638  $  8.80       2
300 Forge Way,
 Rockaway, NJ .........................       63%         24,200       100.0%   $   212,550  $  8.78       2
400 Forge Way,
 Rockaway, NJ .........................       20%         73,000       100.0%   $   535,731  $  7.34       3
40 Cragwood Rd.,
 South Plainfield, NJ .................       30%        130,793        69.3%   $ 1,278,645  $  9.78       4
                                                         -------       -----    -----------  -------       -
W. Morris S. Plainfield Total .........                  320,261        87.5%   $ 2,837,203  $  8.86      16
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd.,
 Elmsford, NY .........................      100%         47,690       100.0%   $   924,818  $ 19.39       4
500 Saw Mill Rd.,
 Elmsford, NY .........................       20%         92,000       100.0%   $   920,000  $ 10.00       1
                                                         -------       -----    -----------  -------      --
Elmsford Westchester Total ............                  139,690       100.0%   $ 1,844,818  $ 13.21       5
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport,
 Shelton, CT                                  29%        452,414        54.3%   $ 2,032,502  $  4.49       1
                                                         -------       -----    -----------  -------      --
Shelton Connecticut Total .............                  452,414        54.3%   $ 2,032,502  $  4.49       1
TOTAL INDUSTRIAL ......................                6,716,394        94.7%   $46,913,152  $  6.98     237

----------------
(1) Calculated as the difference from the lowest beam to floor.

(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2002 adjusted for scheduled contractual increases during the 12 months ending December 31, 2003. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2003. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3) The actual fee interest is currently held by the Town of Brookhaven Industrial Development Agency. The Company may acquire such fee interest by making a nominal payment to the Town of Brookhaven Industrial Development Agency.

(4) The Company has entered into a 20 year lease agreement in which it has the right to sublease the premises.


RETAIL PROPERTIES

     As of December 31, 2002, the Operating Partnership owned two free-standing retail properties encompassing approximately 10,000 square feet each located in Great Neck and Huntington, New York. One of these properties is fully leased and one property is approximately 70% leased.


DEVELOPMENTS IN PROGRESS

     As of December 31, 2002, the Operating Partnership had invested approximately $121.2 million in developments in progress. This amount includes approximately $5.4 million relating to a development currently under construction which when completed will encompass approximately 71,000 square feet of new industrial / R&D space. In addition, the Operating Partnership has invested approximately $115.8 million relating to 13 remaining parcels of land which it can develop approximately 3.6 million square feet of office and industrial / R&D space.

     In February 2003, the Operating Partnership, through its wholly owned service company, Reckson Construction Group Inc., entered into a contract to sell a 19.3-acre development parcel located in Melville, New York. In addition, Reckson Construction Group, Inc., has been retained by the purchaser to develop a 195,000 square foot build-to-suit office building on this development parcel.


THE OPTION PROPERTIES

     In connection with the IPO, the Operating Partnership was granted ten-year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one of these properties was sold by the Rechler family members to a third party and four of these properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million.

     Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Operating Partnership as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechlers' minority interests in three Remaining Option Properties. The Independent Directors of the Company's Board of Directors are currently reviewing whether the Operating Partnership should exercise one or more of the options relating to the Remaining Option Properties.


HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

     The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years ended 1998 through 2002 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL.:



NON-INCREMENTAL REVENUE
GENERATING
 CAPITAL EXPENDITURES              1998            1999            2000            2001            2002
                                   ----            ----            ----            ----            ----
 Suburban Office Properties
   Total ...................   $ 2,004,976     $ 2,298,899     $ 3,289,116     $ 4,606,069     $ 5,283,674
   Per square foot .........   $      0.23     $      0.23     $      0.33     $      0.45     $      0.53
 NYC Office Properties
   Total ...................       N/A             N/A         $   946,718     $ 1,584,501     $ 1,939,111
   Per square foot .........       N/A             N/A         $      0.38     $      0.45     $      0.56
 Industrial/R&D Properties
   Total ...................   $ 1,205,266     $ 1,048,688     $   813,431     $   711,666     $ 1,881,627
   Per square foot .........   $      0.12     $      0.11     $      0.11     $      0.11     $      0.28


     The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1998 through 2002 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL.:



NON-INCREMENTAL REVENUE
GENERATING TENANT                                                            COMMITTED
IMPROVEMENT COSTS AND                 ---------------------------------------------------------------------------------------
                                           1998               1999              2000              2001              2002
LEASING COMMISSIONS                   ---------------   ---------------   ---------------   ---------------   ---------------
Long Island Office Properties
 Annual Tenant
   Improvement Costs ..............     $ 1,140,251       $ 1,009,357       $ 2,853,706       $ 2,722,457       $ 1,917,466
 Per square foot improved .........     $      3.98       $      4.73       $      6.99       $      8.47       $      7.81
 Annual Leasing
   Commissions ....................     $   418,191       $   551,762       $ 2,208,604       $ 1,444,412       $ 1,026,970
 Per square foot leased ...........     $      1.46       $      2.59       $      4.96       $      4.49       $      4.18
 Total per square foot ............     $      5.44       $      7.32       $     11.95       $     12.96       $     11.99


                                                                         COMMITTED
                                    -----------------------------------------------------------------------------------
                                         1998           1999            2000            2001               2002
                                    ------------- --------------- --------------- --------------- ---------------------
Westchester Office Properties
 Annual Tenant
   Improvement Costs ..............   $ 711,160     $ 1,316,611     $ 1,860,027     $ 2,584,728       $  6,391,589 (1)
 Per square foot improved .........   $    4.45     $      5.62     $      5.72     $      5.91       $      15.05
 Annual Leasing
   Commissions ....................   $ 286,150     $   457,730     $   412,226     $ 1,263,012       $  1,975,850 (1)
 Per square foot leased ...........   $    1.79     $      1.96     $      3.00     $      2.89       $       4.65
 Total per square foot ............   $    6.24     $      7.58     $      8.72     $      8.80       $      19.70
Connecticut Office Properties
 Annual Tenant
   Improvement Costs ..............   $ 202,880     $   179,043     $   385,531     $   213,909       $    491,435
 Per square foot improved .........   $    5.92     $      4.88     $      4.19     $      1.46       $       3.81
 Annual Leasing
   Commissions ....................   $ 151,063     $   110,252     $   453,435     $   209,322       $    307,023
 Per square foot leased ...........   $    4.41     $      3.00     $      4.92     $      1.43       $       2.38
 Total per square foot ............   $   10.33     $      7.88     $      9.11     $      2.89       $       6.19
New Jersey Office Properties
 Annual Tenant
   Improvement Costs ..............   $ 654,877     $   454,054     $ 1,580,323     $ 1,146,385       $  2,842,521
 Per square foot improved .........   $    3.78     $      2.29     $      6.71     $      2.92       $      10.76
 Annual Leasing
   Commissions ....................   $ 396,127     $   787,065     $ 1,031,950     $ 1,602,962       $  1,037,012
 Per square foot leased ...........   $    2.08     $      3.96     $      4.44     $      4.08       $       3.92
 Total per square foot ............   $    5.86     $      6.25     $     11.15     $      7.00       $      14.68
New York Office Properties
 Annual Tenant
   Improvement Costs ..............      N/A            N/A         $    65,267     $   788,930       $  4,350,106
 Per square foot improved .........      N/A            N/A         $      1.79     $     15.69       $      18.39
 Annual Leasing
   Commissions ....................      N/A            N/A         $   418,185     $ 1,098,829       $  2,019,837
 Per square foot leased ...........      N/A            N/A         $     11.50     $     21.86       $       8.54
 Total per square foot ............      N/A            N/A         $     13.29     $     37.55       $      26.93
Industrial/R&D Properties
 Annual Tenant
   Improvement Costs ..............   $ 283,842     $   375,646     $   650,216     $ 1,366,488       $  1,850,812
 Per square foot improved .........   $    0.76     $      0.25     $      0.95     $      1.65       $       1.97
 Annual Leasing
   Commissions ....................   $ 200,154     $   835,108     $   436,506     $   354,572       $    890,688
 Per square foot leased ...........   $    0.44     $      0.56     $      0.64     $      0.43       $       0.95
 Total per square foot ............   $    1.20     $      0.81     $      1.59     $      2.08       $       2.92


     As noted, incremental revenue-generating tenant improvement costs and leasing commissions are excluded from the tables set forth above. The historical capital expenditures, tenant improvement costs and leasing commissions set forth above are not necessarily indicative of future non-incremental revenue-generating capital expenditures or non-incremental revenue-generating tenant improvement costs and leasing commissions that may be incurred to retain revenues on leased space.


(1) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

     The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the year ended December 31, 2002 as reported on its Statements of Cash Flows -- Investment Activities contained in its consolidated financial statements (in thousands):



    Capital expenditures:
      Non-incremental ......................................  $  9,104
      Incremental ..........................................     7,911
    Tenant improvements:
      Non-incremental ......................................    20,973
      Incremental ..........................................    10,064
                                                              --------
    Additions to commercial real estate properties .........  $ 48,052
                                                              ========
    Leasing costs:
      Non-incremental ......................................  $ 10,483
      Incremental ..........................................     5,931
                                                              --------
    Payment of deferred leasing costs ......................  $ 16,414
                                                              ========
    Acquisition and development costs ......................  $ 41,896
                                                              ========


     The following table sets forth the Company's schedule of its top 25 tenants based on base rental revenue as of December 31, 2002:





                                                                         PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                              TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                           TENANT TYPE      SQUARE FEET   BASE RENTAL REVENUE       RENTAL REVENUE
------------------------------------- ------------------- ------------- --------------------- ------------------------
* Debevoise & Plimpton ..............        Office          465,420              3.3%                   5.6%
* American Express ..................        Office          238,342              2.0%                   1.8%
* WorldCom/MCI ......................        Office          335,242              1.8%                   1.7%
Bell Atlantic .......................        Office          210,426              1.6%                   1.4%
* Schulte Roth & Zabel ..............        Office          238,052              1.4%                   2.4%
* HQ Global .........................  Office/Industrial     201,900              1.2%                   1.5%
United Distillers ...................        Office          137,918              1.1%                   1.0%
T.D. Waterhouse .....................        Office          139,211              1.1%                   0.9%
* Prudential ........................        Office          127,153              0.9%                   0.9%
* Banque Nationale De Paris .........        Office          145,834              0.9%                   1.5%
* Kramer Levin Nessen Kamin .........        Office          158,144              0.9%                   1.5%
Vytra Healthcare ....................        Office          105,613              0.8%                   0.7%
P.R. Newswire Associates ............        Office           67,000              0.8%                   0.7%
Hoffmann-La Roche Inc. ..............        Office          120,736              0.7%                   0.6%
D.E. Shaw ...........................        Office           89,526              0.7%                   0.6%
Heller Ehrman White .................        Office           64,526              0.7%                   0.6%
* State Farm ........................  Office/Industrial     164,175              0.7%                   1.0%
EMI Entertainment World .............        Office           65,844              0.7%                   0.6%
Laboratory Corp. of America .........        Office          108,000              0.7%                   0.6%
Estee Lauder ........................      Industrial        374,578              0.7%                   0.6%
* Draft Worldwide, Inc. .............        Office          124,008              0.7%                   1.2%
Practicing Law Institute ............        Office           62,000              0.7%                   0.6%
Lockheed Martin Corp. ...............        Office          123,554              0.7%                   0.6%
Towers Perrin Foster ................        Office           88,233              0.6%                   0.6%
Radianz (Reuters) ...................        Office          130,009              0.6%                   0.5%

----------------
(1) Ranked by pro rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests and to reflect WorldCom/MCI leases rejected to date.
 * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

     The following table sets forth the Company's lease expiration table, as of January 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial/R&D portfolio:


                              TOTAL PORTFOLIO (A)





                                    NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                               LEASES         FEET         PORTFOLIO       % OF TOTAL
EXPIRATION                           EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
--------------------------------   -----------   ------------   ------------   ----------------
2003 ...........................        159       1,533,361          7.6%             7.6%
2004 ...........................        192       1,622,196          8.0%            15.6%
2005 ...........................        244       2,460,052         12.1%            27.7%
2006 ...........................        223       2,649,790         13.1%            40.7%
2007 ...........................        142       1,619,006          8.0%            48.7%
2008 ...........................         98       1,420,922          7.0%            55.7%
2009 and thereafter ............        276       7,963,703         39.4%            95.0%
                                      -----      ----------         ----             ----
Total/Weighted Average .........      1,334      19,269,030         95.0%              --
                                      =====      ==========         ====             ====
Total Portfolio Square Feet                      20,283,964

                             OFFICE PORTFOLIO (A)


                                      NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                                 LEASES         FEET          OFFICE         % OF TOTAL
EXPIRATION                             EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
----------------------------------   -----------   ------------   ------------   ----------------
2003 .............................        139       1,064,852          7.9%             7.9%
2004 .............................        151       1,012,551          7.5%            15.3%
2005 .............................        211       1,804,599         13.3%            28.7%
2006 .............................        170       1,647,446         12.2%            40.8%
2007 .............................        110       1,255,054          9.3%            50.1%
2008 .............................         69         766,199          5.7%            55.7%
2009 and thereafter ..............        227       5,339,943         39.4%            95.2%
                                        -----      ----------         ----             ----
Total/Weighted Average ...........      1,077      12,890,644         95.2%              --
                                        =====      ==========         ====             ====
Total Office Portfolio Square Feet                 13,549,033

                           INDUSTRIAL/R&D PORTFOLIO


                                              NUMBER OF       SQUARE         % OF TOTAL         CUMULATIVE
YEAR OF                                         LEASES         FEET        INDUSTRIAL/R&D       % OF TOTAL
EXPIRATION                                     EXPIRING      EXPIRING           SQ FT         PORTFOLIO SQ FT
------------------------------------------   -----------   ------------   ----------------   ----------------
2003 .....................................        20          468,509            7.0%               7.0%
2004 .....................................        41          609,645            9.1%              16.0%
2005 .....................................        33          655,453            9.7%              25.7%
2006 .....................................        53        1,002,344           14.9%              40.6%
2007 .....................................        32          363,952            5.4%              46.0%
2008 .....................................        29          654,723            9.7%              55.7%
2009 and thereafter ......................        49        2,623,760           39.0%              94.7%
                                                 ---        ---------           ----               ----
Total/Weighted Average ...................       257        6,378,386           94.7%                --
                                                 ===        =========           ====               ====
Total Industrial/R&D Portfolio Square Feet                  6,734,931

(a) Excludes the 355,000 square foot office property located in Orlando, Florida and three leases aggregating approximately 192,000 square feet, occupied by WorldCom which were rejected by WorldCom in February 2003, pursuant to their bankruptcy proceedings.

MORTGAGE INDEBTEDNESS

     The following table sets forth certain information regarding the mortgage debt of the Operating Partnership, as of December 31, 2002.


                                                            PRINCIPAL
                                                              AMOUNT                                             AMORTIZATION
PROPERTY                                                   OUTSTANDING      INTEREST RATE      MATURITY DATE       SCHEDULE
--------                                                 --------------- ------------------ ------------------- -------------
                                                          (IN THOUSANDS)
80 Orville Drive, Islip, NY ............................    $   2,616         10.10%        February 1, 2004    (3)
395 North Service Road, Melville, NY ...................       19,709          6.45%        October 26, 2005    (2)
200 Summit Lake Drive, Valhalla, NY ....................       19,373          9.25%        January 1, 2006     25 year
1350 Avenue of the Americas, NY, NY ....................       74,631          6.52%        June 1, 2006        30 year
Landmark Square, Stamford, CT (5) ......................       45,090          8.02%        October 7, 2006     25 year
100 Summit Lake Drive, Valhalla, NY ....................       19,101          8.50%        April 1, 2007       15 year
333 Earl Ovington Blvd., Mitchel Field, NY (1) .........       53,864          7.72%        August 14, 2007     25 year
810 7th Avenue, NY, NY .................................       82,854          7.73%        August 1, 2009      25 year
100 Wall Street, NY, NY ................................       35,904          7.73%        August 1, 2009      25 year
6800 Jericho Turnpike, Syosset, NY .....................        7,348          8.07%        July 1, 2010        25 year
6900 Jericho Turnpike, Syosset, NY .....................       13,922          8.07%        July 1, 2010        25 year
580 White Plains Road, Tarrytown, NY ...................       12,685          7.86%        September 1, 2010   25 year
919 3rd Avenue, NY, NY (6) .............................      246,651         6.867%        August 1, 2011      30 year
110 Bi-County Blvd., Farmingdale, NY. ..................        3,635         9.125%        November 30, 2012   20 year
120 West 45th Street, NY, NY ...........................       38,366          6.82% (4)    November 1, 2027    28 year
One Orlando Center, Orlando, FL ........................       64,263          6.82% (4)    November 1, 2027    28 year
                                                            ---------
Total / Weighted average ...............................    $ 740,012          7.26%
                                                            =========

------------
(1) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $32.3 million.

(2) Principal payments of $34,000 per month.

(3) Interest only

(4) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield of noncallable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

(5) Encompasses six Class A office properties.

(6) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $125.8 million.


     In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro-rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

     None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY MATTERS


     There is no established trading market for the Registrant's common equity. As of March 24, 2003, there were approximately 93 holders of the Registrant's common equity.


     The following table sets forth, for the periods indicated, the distributions declared on the Class A common units and the Class B common units.


CLASS A COMMON UNITS


       QUARTER ENDED                              DISTRIBUTION
       -------------                              ------------
       March 31, 2001 .........................   $  .3860
       June 30, 2001 ..........................   $  .4246 (1)
       September 30, 2001 .....................   $  .4246
       December 31, 2001 ......................   $  .4246
       March 31, 2002 .........................   $  .4246
       June 30, 2002 ..........................   $  .4246
       September 30, 2002 .....................   $  .4246
       December 31, 2002 ......................   $  .4246


(1) Commencing with the distribution for the quarter ending June 30, 2001, the Operating Partnership increased the quarterly distribution to $.4246 per unit, which is equivalent to an annual distribution of $1.6984 per unit.



CLASS B COMMON UNITS


       QUARTER ENDED                              DISTRIBUTION
       -------------                              ------------
       March 31, 2001 ........................    $ .6000
       June 30, 2001 .........................    $ .6164 (1)
       September 30, 2001 ....................    $ .6492
       December 31, 2001 .....................    $ .6492
       March 31, 2002 ........................    $ .6492
       June 30, 2002 .........................    $ .6485 (2)
       September 30, 2002 ....................    $ .6471
       December 31, 2002 .....................    $ .6471


(1) Commencing with the distribution for the three month period ended July 31, 2001, the Operating Partnership increased the quarterly distribution to $.6492 per unit, which is equivalent to an annual distribution of $2.5968 per unit.

(2) Commencing with the distribution for the three month period ended July 31, 2002, the Operating Partnership decreased the quarterly distribution to $.6471 per unit, which is equivalent to an annual distribution of $2.5884 per unit.

     The Operating Partnership issues additional units to the Company, with terms similar to the terms of any securities issued by the Company (including any securities issued by the Company upon the exercise of stock options), and thereby increases the Company's general partnership interest in the Operating Partnership. Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership.

     As of December 31, 2002, the Company had approximately 5.2 million shares of its Class A common stock reserved for issuance under its stock option plans, in certain cases subject to vesting terms, at a weighted average exercise price of $23.42 per option. In addition, the Company has approximately 1.7 million shares of its Class A common stock reserved for future issuance under its stock option plans.

ITEM 6. SELECTED FINANCIAL DATA


                      RECKSON OPERATING PARTNERSHIP, L.P.
                            SELECTED FINANCIAL DATA
            (in thousands except per unit data and property count)





                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                         2002           2001
                                                                    -------------- --------------
OPERATING DATA:
Total revenues ....................................................   $  506,092     $  514,632
Total expenses ....................................................      407,545        389,054
Income before distributions to preferred unit holders, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, valuation
 reserves, discontinued operations and extraordinary loss .........       98,547        125,578
Minority interests ................................................       18,730         15,975
Extraordinary loss ................................................        2,602          2,898
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ...................................           --        166,101
Preferred distributions ...........................................       23,123         23,977
Equity in earnings of real estate joint ventures and service
 companies ........................................................        1,113          2,087
Gain on sales of real estate ......................................          537         20,173
Discontinued operations ...........................................        5,473          1,170
                                                                      ----------     ----------
Net income (loss) allocable to common unit holders ................   $   61,215     $  (59,943)
                                                                      ==========     ==========
PER UNIT DATA: (1)
Net income (loss) per weighted average common unit:
 Basic net income (loss) before extraordinary loss ................   $      .80     $    (1.11)
 Gain on sales of real estate .....................................          .01            .28
 Discontinued operations ..........................................          .08            .02
 Extraordinary loss ...............................................       (  .04)       (   .04)
                                                                      ----------     ----------
 Class A common unit ..............................................   $      .85     $     (.85)
                                                                      ==========     ==========
 Basic net income (loss) before extraordinary loss ................   $     1.21     $    (1.61)
 Gain on sales of real estate .....................................          .01            .42
 Discontinued operations ..........................................          .11            .02
 Extraordinary loss ...............................................       (  .05)       (   .06)
                                                                      ----------     ----------
 Class B common unit ..............................................   $     1.28     $    (1.23)
                                                                      ==========     ==========
Weighted average common units outstanding:
 Class A common units .............................................       57,059         55,773
 Class B common units .............................................       10,122         10,284
Cash distributions declared per unit:
 Class A common unit ..............................................   $     1.70     $     1.66
 Class B common unit ..............................................   $     2.59     $     2.55




                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                         2000          1999           1998
                                                                    ------------- -------------- --------------
OPERATING DATA:
Total revenues ....................................................   $ 483,277     $  387,653     $  261,266
Total expenses ....................................................     369,276        295,496        199,078
Income before distributions to preferred unit holders, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, valuation
 reserves, discontinued operations and extraordinary loss .........     114,001         92,157         62,188
Minority interests ................................................       9,120          6,802          2,819
Extraordinary loss ................................................       1,571            629          1,993
Valuation reserves on investments in affiliate loans and joint
 ventures and other investments ...................................          --             --             --
Preferred distributions ...........................................      28,012         27,001         14,244
Equity in earnings of real estate joint ventures and service
 companies ........................................................       4,383          2,148          1,836
Gain on sales of real estate ......................................      18,669         10,052             --
Discontinued operations ...........................................       1,303          1,309          1,285
                                                                      ---------     ----------     ----------
Net income (loss) allocable to common unit holders ................   $  99,653     $   71,234     $   46,253
                                                                      =========     ==========     ==========
PER UNIT DATA: (1)
Net income (loss) per weighted average common unit:
 Basic net income (loss) before extraordinary loss ................   $    1.22     $     1.03     $      .99
 Gain on sales of real estate .....................................         .28            .17             --
 Discontinued operations ..........................................         .02            .02            .03
 Extraordinary loss ...............................................      (  .02)        (  .01)        (  .04)
                                                                      ---------     ----------     ----------
 Class A common unit ..............................................   $    1.50     $     1.21     $      .98
                                                                      =========     ==========     ==========
 Basic net income (loss) before extraordinary loss ................   $    1.88     $     1.66     $       --
 Gain on sales of real estate .....................................         .43            .27             --
 Discontinued operations ..........................................         .03            .04             --
 Extraordinary loss ...............................................      (  .04)        (  .03)            --
                                                                      ---------     ----------     ----------
 Class B common unit ..............................................   $    2.30     $     1.94     $       --
                                                                      =========     ==========     ==========
Weighted average common units outstanding:
 Class A common units .............................................      50,766         47,975         47,201
 Class B common units .............................................      10,284          6,744             --
Cash distributions declared per unit:
 Class A common unit ..............................................   $    1.53     $     1.45     $     1.33
 Class B common unit ..............................................   $    2.35     $     1.54     $       --


                      RECKSON OPERATING PARTNERSHIP, L.P.
                       SELECTED FINANCIAL DATA--CONTINUED
            (in thousands except per unit data and property count)





                                                           FOR THE YEAR ENDED DECEMBER
                                                                       31,
                                                          -----------------------------
                                                               2002           2001
                                                          -------------- --------------
BALANCE SHEET DATA:
 (PERIOD END)
Commercial real estate properties, before accumulated
 depreciation ...........................................  $ 2,954,527    $ 2,880,879
Cash and cash equivalents (5) ...........................       30,576        121,773
Total assets ............................................    2,912,052      2,998,782
Mortgage notes payable ..................................      740,012        751,077
Unsecured credit facility (5) ...........................      267,000        271,600
Unsecured term loan .....................................           --             --
Senior unsecured notes ..................................      499,305        449,463
Market value of equity (2) ..............................    1,681,372      1,915,587
Total market capitalization including debt (2 and 3) ....    3,052,818      3,251,599
OTHER DATA:
Funds from operations (4) ...............................  $   161,024    $   183,641
Total square feet (at end of period) ....................       20,284         20,611
Number of properties (at end of period) .................          178            182



                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                               2000          1999           1998
                                                          ------------- -------------- --------------
BALANCE SHEET DATA:
 (PERIOD END)
Commercial real estate properties, before accumulated
 depreciation ...........................................  $2,770,607    $ 2,208,399    $ 1,737,133
Cash and cash equivalents (5) ...........................      16,624         21,122          2,228
Total assets ............................................   2,999,794      2,734,577      1,854,520
Mortgage notes payable ..................................     728,971        459,174        253,463
Unsecured credit facility (5) ...........................     216,600        297,600        465,850
Unsecured term loan .....................................          --         75,000         20,000
Senior unsecured notes ..................................     449,385        449,313        150,000
Market value of equity (2) ..............................   2,016,390      1,726,845      1,332,882
Total market capitalization including debt (2 and 3) ....   3,397,204      2,993,756      2,119,936
OTHER DATA:
Funds from operations (4) ...............................  $  169,911    $   132,444    $    98,501
Total square feet (at end of period) ....................      21,291         21,385         21,000
Number of properties (at end of period) .................         188            189            204

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

(4) Management believes that funds from operations ("FFO") is an appropriate measure of performance for the Operating Partnership. FFO is defined by the National Association of Real Estate Investment Trusts (NAREIT) as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with Generally Accepted Accounting Principals and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures. Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

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

     The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office and industrial / R&D properties in the New York Tri-State area; changes in interest rate levels; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security and insurance costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership's results of operations to those of companies in similar businesses.


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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.


Real Estate

     Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and / or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

     The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

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

     In connection with the Company's initial public offering ("IPO"), the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Operating Partnership as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechlers' minority interests in three Remaining Option Properties. The Independent Directors of the Company are currently reviewing whether the Company should exercise one or more of the options relating to the Remaining Option Properties.

     The Operating Partnership conducts its management, leasing and construction related services through the Company's taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies") in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REIT's to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed to the Service Companies by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During 2002, Reckson Construction Group, Inc. billed approximately $144,000 of market rate services and Reckson Management Group, Inc. billed approximately $313,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $322,000 for a property in which certain executive officers maintain an equity interest.

     Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located in Deer Park, New York at an annual base rent of approximately $75,000.

     A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

     During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed eight Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $15.2 million. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $18.9 million. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

     As of December 31, 2002 the Operating Partnership owned 178 properties (inclusive of 11 joint venture properties) in the Tri-State Area suburban and central business district ("CBD") markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by the Operating Partnership. These properties include 60 Class A suburban office properties encompassing approximately 8.5 million rentable square feet, of which 42 of these properties, or 74% as measured by square footage, are located within the Operating Partnership's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Operating Partnership believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image,
(ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 15 Class A CBD office properties encompassing approximately 5.1 million rentable square feet. The CBD office properties consist of five properties located in New York City, eight properties located in Stamford, CT and two properties located in White Plains, NY. Additionally, the Company owned 101 industrial / R&D properties encompassing approximately 6.7 million rentable square feet, of which 71 of these properties, or 58% as measured by square footage, are located within the Operating Partnership's three industrial parks. The properties also include two retail properties comprising approximately 20,000 rentable square feet.

     The Operating Partnership also owns approximately 338 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately
3.2 million square feet of office space and approximately 470,000 square feet of industrial / R&D space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Operating Partnership had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $10.5 million during 2002 related to real estate taxes, interest and other carrying costs related to these development projects. Since the IPO, the Operating Partnership has developed, redeveloped, renovated or repositioned 27 properties encompassing approximately 5.3 million square feet of office and industrial space.

     During February 2003, the Operating Partnership, through Reckson Construction Group Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.

     The Operating Partnership holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y. (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Operating Partnership's New York City buildings.

     The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in each of the key CBD and suburban office markets in the Tri-State Area.

     The Operating Partnership's core business strategy is based on a long-term outlook considering real estate is a cyclical business. The Operating Partnership seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Operating Partnership to recognize different points in the market cycle and adjust its strategy accordingly. Currently, the Operating Partnership remains cautious about the market environment. With this cautious bias we choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

     The market capitalization of the Operating Partnership at December 31, 2002 was approximately $3.1 billion. The Operating Partnership's market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and (iii) approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2002. As a result, the Operating Partnership's total debt to total market capitalization ratio at December 31, 2002 equaled approximately 44.9%.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP

Commitment until such income is realized through cash distributions. If the RSVP-controlled joint ventures reported losses, the Operating Partnership would record its proportionate share of such losses.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Operating Partnership charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine.

     HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to HQ filing for bankruptcy protection it defaulted under their leases with the Operating Partnership. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure four of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted through a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $550,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of December 31, 2002. Scott H. Rechler serves as non-executive Chairman of the Board of HQ and Jon Halpern is the Chief Executive Officer and a director of HQ.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased, as of December 31, 2002, approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounted to approximately $12.0 million, or 2.9% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases were current on base rental charges through December 31, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. In February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Operating Partnership. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2002 calendar year. The Operating Partnership is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has written off approximately $1.1 million of deferred rent receivable. In addition, the Operating Partnership reserved an additional $475,000 against the deferred rents receivable representing approximately 46% of the outstanding deferred rents receivable attributable to the remaining WorldCom leases.


     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, the Operating Partnership wrote-off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.


     Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Operating Partnership effective November 30, 2002. In October 2002, AA paid the Operating Partnership for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As a result of the foregoing, the Operating Partnership has written off approximately $130,000 of deferred rent receivable attributable to AA's lease.


RESULTS OF OPERATIONS


     The Operating Partnership's total revenues decreased by $8.5 million or 1.7% from 2001 to 2002 and increased by $31.4 million or 6.5% from 2000 to 2001. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $3.9 million or .8% from 2001 to 2002 and $45.7 million or 10.2% from 2000 to 2001. The 2002 increase in Property Operating Revenues is attributable to net increases in rental rates and lease termination fees in our "same store" properties of $8.2 million. In addition, Property Operating Revenues increased by $8.7 million attributable to lease up of newly developed and redeveloped assets. These increases were offset by $10.6 million of revenue attributable to six properties that were sold in 2001 and an increase in reserves or write-offs of $2.4 million related to tenant receivables and deferred rents receivable. The 2001 increase in Property Operating Revenues is primarily attributable to increases in rental rates in our "same store" properties amounting to $29.3 million. In addition, $12.4 million of the increase was generated by the lease up of newly developed and redeveloped properties added to the operating portfolio. The increase in Property Operating Revenues offset the decrease of $14.4 million in other revenues. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the FrontLine Loans.

     The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $26.6 million in 2002, $41.6 million in 2001 and $38.8 million in 2000. The 2002, 2001 and 2000 straight-line rent adjustment includes $9.4 million, $26.9 million and $23.3 million, respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants.

     During the year ended December 31, 2002, the Operating Partnership incurred approximately $6.3 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues for the year then ended.

     Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $7.8 million or 4.6% from 2001 to 2002 and $11.2 million or 7.2% from 2000 to 2001. The 2002 increase in Property Expenses is primarily due to a $5.3 million increase in property operating expenses and a $5.9 million increase in real estate taxes related to our "same store" properties. Included in the $5.3 million increase in property operating expenses is $2.7 million and $1.4 million of increased insurance and security costs, respectively. These increases result primarily from implications of the events that occurred on September 11, 2001 and the security cost increases relate primarily to our New York City properties. In addition, Property Expenses increased by $2.0 million attributable to the lease up of newly developed and redeveloped properties. These increases in Property Expenses were offset by $5.4 million of expenses attributable to six properties that were sold in 2001. The 2001 increase in Property Expenses is primarily due to an increase in property operating expenses of $10.2 million in our "same-store" properties which consists of a $6.2 million increase in property operating expenses and a $4.0 million increase in real estate taxes. The increase in Property Expenses is also attributable to increases in labor costs, maintenance contracts and security costs. In addition, there was an increase in Property Expenses of $2.7 million due to higher occupancy levels at our developed and redeveloped properties.

     Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2002, 2001 and 2000 were 64.9%, 66.1% and 65.2%, respectively. The slight decrease from 2001 to 2002 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes and property and liability insurance costs. The increase from 2000 to 2001 is primarily due to an increase in rental rates.

     Marketing, general and administrative expenses were $31.6 million in 2002, $26.6 million in 2001 and $25.0 million in 2000. The increase in marketing, general and administrative expenses is primarily due to the increased costs of maintaining offices and infrastructure in each of the Operating Partnership's five divisional markets and costs associated with the growth of the Operating Partnership. The Operating Partnership's business strategy has been to expand further into the Tri-State Area suburban and CBD markets and the New York City market, to create a superior franchise value by applying its standards for high quality office and industrial / R&D space and premier tenant service to its five operating divisions. Over the past three years the Operating Partnership has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in both marketing, general and administrative expenses as well as the revenue growth of the Operating Partnership. In addition, approximately $4.4 million of the 2002 increase is attributable to the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership. To a lesser extent, in 2001, the increase in marketing, general and administrative costs was impacted by legal and professional fees incurred in connection with certain cancelled acquisition transactions and amortization of deferred compensation costs. Marketing, general and administrative expenses as a percentage of total revenues were 6.2% in 2002, 5.2% in 2001 and 5.2% in 2000.

     Interest expense was $88.6 million in 2002, $93.1 million in 2001 and $96.3 million in 2000. The decrease of $4.5 million from 2001 to 2002 is attributable to an overall decrease in interest rates on the Operating Partnership's unsecured credit facility amounting to approximately $8.7 million. This decrease was offset by (i) increased interest expense of $1.7 million on the Operating Partnership's senior unsecured notes resulting from the issuance of $50 million of five-year notes in June 2002, (ii) a net increase in mortgage interest expense of approximately $520,000 which was primarily attributable to the $50 million principal increase on the debt of 919 Third Avenue in July 2001 and the satisfaction of three mortgage notes payable aggregating approximately $24.3 million during 2001 and (iii) approximately a $2.0 million decrease in capitalized interest attributable to a decrease in the level of development projects. The decrease of $3.2 million from 2000 to 2001 is attributable to lower interest rates and a decreased average balance on the Operating Partnership's unsecured credit facility. This was partially offset by an increase in the Operating Partnership's mortgage notes payable which was the result of the refinancing of the property located at 919 Third Avenue, New York, NY. The weighted average balance outstanding on the Operating Partnership's unsecured credit facility was $284.5 million in 2001 and $416.5 million in 2000.

     Included in depreciation and amortization expense is amortized financing costs of $4.5 million in 2002, $4.5 million in 2001 and $4.1 million in 2000.

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

     Extraordinary losses resulted in a $2.6 million loss in 2002, a $2.9 million loss in 2001 and a $1.6 million loss in 2000. The extraordinary losses were all attributable to the write-offs of certain deferred loan costs incurred in connection with the Operating Partnership's refinancing of its debt.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with the Credit Facility previously discussed. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Operating Partnership may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions. As a result, during these periods the Operating Partnership's cash flow from operating activities may not be sufficient to pay 100% of the quarterly distributions due on its common units. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership may use proceeds of property sales or borrowings under its Credit Facility. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain properties or interests therein to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets, as well as pursue its stock repurchase program. The Operating Partnership will refinance existing mortgage indebtedness or indebtedness under the Credit Facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and equity offerings, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

     As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. In addition, vacancy rates in our markets have been trending higher and in some instances our asking rents in our markets have been trending lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Additionally, the Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Five of the Operating Partnership's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in all risk policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, except that the coverage for acts of terrorism on its properties covers losses in an amount up to $300 million per occurrence. As a result, the Operating Partnership may suffer losses from acts of terrorism that are not covered by insurance. In addition, the mortgage loans which are secured by certain of the Operating Partnership's properties contain customary covenants, including covenants that require the Operating Partnership to maintain property insurance in an amount equal to replacement cost of the properties. There can be no assurance that the lenders under these mortgage loans will not take the position that exclusions from the Operating Partnership's coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect the Operating Partnership's financial results, its ability to finance and / or refinance its properties or to buy or sell properties.

     The terrorist attacks of September 11, 2001, in New York City may adversely effect the value of the Operating Partnership's New York City properties and its ability to generate cash flow. There may be a decrease in demand in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Operating Partnership's revenues from property rentals.

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

Summary of Cash Flows

     Net cash provided by operating activities totaled $196.1 million in 2002, $188.8 million in 2001 and $170.2 million in 2000. Increases for each year were primarily attributable to the growth in cash flow provided by the acquisition of properties and / or the increased occupancy levels of the Operating Partnership's development properties and the increase in rental rates in all of the Operating Partnership's markets. The lower level of increase in 2002 is attributable to a more competitive operating environment in which the Operating Partnership did not acquire additional properties as well as a decrease in market rental rates and occupancies in the Operating Partnership's markets.

     Net cash used in investing activities totaled $85.1 million in 2002, $87.5 million in 2001 and $261.3 million in 2000. The decrease in cash flows used in investing activities over the past three years is primarily attributable to the Operating Partnership's decrease in property acquisitions. Cash used in investing activities during 2002 related primarily to the Operating Partnership's ongoing development of its properties, the acquisition of approximately 52.7 acres of development land located in Valhalla, NY and costs associated with creating tenant space including the payment of leasing costs. Cash used in investing activities during 2001 and 2000 related primarily to investments in real estate properties including development costs. Included in these investing activities for the 2001 and 2000 periods is the Operating Partnership's investments of approximately $18.7 million and $16.3 million, respectively, in RSVP-controlled (REIT qualified) joint ventures. Cash used in investing activities for the 2001 and 2000 periods was offset by proceeds from the redemption of the Operating Partnership's preferred equity investments in Keystone Property Trust as well as from sales of real estate, securities and mortgage note receivable repayments in each of the years then ended.

     Net cash used in financing activities totaled $202.2 million in 2002. Net cash provided by financing activities totaled $3.8 million in 2001 and $86.6 million in 2000. Cash used in financing activities during 2002 related primarily to the Company's stock buy-back program and repurchases of its Series A preferred stock aggregating approximately $75 million. In addition, during 2002 cash used in financing activities was impacted by principal payments on secured borrowings and distributions. These uses of cash were offset by the Operating Partnership issuing $50 million of five-year senior unsecured notes. Cash provided by financing activities during 2001 and 2000 related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Operating Partnership's unsecured credit facility. Cash provided by financing activities for the 2001 and 2000 periods was offset by advances made under the FrontLine Loans of approximately $7.2 million and $13.6 million, respectively. Cash provided by financing activities during these years was also offset by principal payments on secured borrowings and the unsecured credit facility as well as loan issuance costs and distributions.

Investing Activities

     On April 1, 2002, the Operating Partnership paid approximately $23.8 million to acquire 52.7 acres of land located in Valhalla, NY on which the Operating Partnership can develop approximately 875,000 square feet of office space. The Operating Partnership currently owns and operates three buildings encompassing approximately 700,000 square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Code and from an advance under the Credit Facility.

     On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general corporate purposes.

     The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP CONTROLLED     AMOUNTS
                                        JOINT VENTURES     ADVANCED      TOTAL
                                       ---------------     --------     --------
Privatization .....................        $21,480         $ 3,520      $ 25,000
Student Housing ...................         18,086           3,935        22,021
Medical Offices ...................         20,185              --        20,185
Parking ...........................             --           9,091         9,091
Resorts ...........................             --           8,057         8,057
Net leased retail .................             --           3,180         3,180
Other assets and overhead .........             --          21,598        21,598
--------------------------------------------------------------------------------
                                           $59,751         $49,381      $109,132
================================================================================

     Included in these investments is approximately $16.5 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash contributed by the preferred investors.

Financing Activities

     During 2002, the Operating Partnership paid cash distributions on its Class A common units of approximately $1.70 per unit and approximately $2.59 per unit on its Class B common units.

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,394 Class A Units at an average price of $24.66 per Unit. In addition, the Company increased its general partner interest in the Operating Partnership by acquiring 666,468 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

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

     In May 2001, a minority partner that owned an $85 million preferred equity investment in Metropolitan converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share and the Operating Partnerhsip issued 3,453,881 Class A common units to the Company. As a result of the minority partner's conversion of its preferred equity investment, the Operating Partnership owns 100% of Metropolitan.

     The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.

     The Credit Facility replaced the Operating Partnership's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off. Such amount is reflected as an extraordinary loss on the Operating Partnership's consolidated statements of operations.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.

     On June 17, 2002, the Operating Partnership issued $50 million of five-year 6.00% (6.125% effective rate) senior unsecured notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class A common stock and / or its Class B common stock. Under this buy-back program, the Operating Partnership purchased 368,200 Class B common units at an average price of $22.90 per Class B unit and 2,698,400 Class A common units at an average price of $21.60 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $66.7 million. As a result of these purchases, annual common unit distributions will decrease by approximately $5.5 million. Previously, in conjunction with the Company's prior stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B unit and 61,704 Class A common units at an average price of $23.03 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $31.7 million.

     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. During October 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

Capitalization

     The Operating Partnership's indebtedness at December 31, 2002 totaled approximately $1.4 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $267.0 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $605.1 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.1 billion at December 31, 2002, (calculated based on the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the value of a share of the Company's Class A common stock and Class B common stock), the liquidation preference value of the Operating Partnership's preferred units and the $1.4 billion of debt), the Operating Partnership's debt represented approximately 44.9% of its total market capitalization.

     During 2002, the Operating Partnership purchased 2,698,400 Class A common units, 368,200 Class B common units and 357,500 preferred units of general partnership interest from the Company for an aggregate purchase price of approximately $75 million. In addition, the Operating Partnership issued $50 million of five year, 6.00% senior unsecured notes. Net proceeds from this issuance were used to repay outstanding borrowings under the Prior Facility.

     The Operating Partnership issues additional units to the Company with terms similar to the terms of any securities issued by the Company (including any securities issued by the Company upon the exercise of stock options), and thereby increases the Company's general partnership interest in the Operating Partnership. Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership.

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

Contractual Obligations and Commercial Commitments

     The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2002 (in thousands):

                                                                         MATURITY DATE
                                        ------------------------------------------------------------------------------------
                                           2003        2004        2005        2006        2007     THEREAFTER       TOTAL
----------------------------------------------------------------------------------------------------------------------------
Mortgage notes payable (1) ...........  $ 12,300    $  13,169   $  14,167   $  13,785   $  11,305   $ 117,389    $   182,115
Mortgage notes payable (2) ...........        --        2,616      18,553     129,920      60,539     346,269        557,897
Senior unsecured notes ...............        --      100,000          --          --     200,000     200,000        500,000
Unsecured credit facility ............        --           --     267,000          --          --          --        267,000
Land lease obligations ...............     2,707        2,811       2,814       2,795       2,735      43,276         57,138
Operating leases .....................     1,368        1,313       1,359       1,407       1,455         683          7,585
Air rights lease obligations .........       369          379         379         379         379       4,280          6,165
                                        ------------------------------------------------------------------------------------
                                        $ 16,744    $ 120,288   $ 304,272   $ 148,286   $ 276,413   $ 711,897    $ 1,577,900
============================================================================================================================

     (1) Scheduled principal amortization payments

     (2) Principal payments due at maturity

     (3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interests at 8.85% per annum and matures on September 1, 2005.

     Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

     At December 31, 2002, the Operating Partnership had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $45.1 million, or 6.1% of the Operating Partnership's mortgage debt is recourse to the Operating Partnership.

Others Matters

     Thirteen of the Operating Partnership's office properties which were acquired by the issuance of Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. The limitations on seven of the properties expire prior to June 30, 2003. The limitations on the remaining properties expire in 2013.

     Eleven of the Operating Partnership's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

     The Company has historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company has discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term

Applicable Federal Rate and were secured by the shares purchased. Such stock loans including accrued interest vest and are ratably forgiven each year on the annual anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $4.5 million of compensation expense was recorded for the year ended December 31, 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of operations.

     During 2002, approximately $3.9 million of stock loans made in prior years in connection with the aforementioned LTIP matured. These stock loans were secured by 155,418 shares of Class A common stock which were issued at prices ranging from $22.50 per share to $27.13 per share. As a result of the Company discontinuing the use of stock loans as part of its LTIP, the stock loans were satisfied with restricted stock held by the Company which secured the stock loans. The aggregate market value of these shares on the maturity dates of the stock loans was approximately $3.4 million. The aggregate difference between the market value of these shares and the carrying value of the stock loans was recorded as a loss on the Operating Partnership's consolidated statements of operations. The 155,418 shares of Class A common stock were subsequently retired by the Company and the related Units were cancelled by the Operating Partnership.

     The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $17.0 million and $24.3 million at December 31, 2002 and 2001, respectively, and have been included as a reduction of additional paid in capital on the Operating Partnership's consolidated statements of partners' capital. The Company has other outstanding loans to its executive and senior officers amounting to approximately $1.0 million at December 31, 2002 and 2001, related to life insurance contracts and approximately $1.0 million and $.9 million at December 31, 2002 and 2001, respectively, primarily related to tax payment advances on a stock compensation award made to a non-executive officer.

     In November 2002, the Company granted rights to 190,524 shares of its Class A common stock to certain executive officers. These shares vest ratably over a four-year period and will be issued in ratable installments on each anniversary date of the grant as compensation to the executive officer.

     Effective January 2003, the Company established a new LTIP for its executive and senior officers. The four year plan has a core component which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan has a special long-term component which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special long-term component may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis.

     The Operating Partnership issues Units to the Company in respect of any common stock issued by the Company. In addition, the Operating Partnership or a subsidiary, funds the compensation of personnel, including any amounts payable under the LTIP.

Funds From Operations

     Management believes that funds from operations ("FFO") is an appropriate measure of performance for the Operating Partnership. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sales of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnerships FFO calculation for the years ended December 31, (in thousands):

                                                                              2002         2001         2000
--------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary loss .................................. $  63,817    $ (57,045)   $ 101,224
Less:
 Extraordinary loss ......................................................     2,602        2,898        1,571
--------------------------------------------------------------------------------------------------------------
Net Income ...............................................................    61,215      (59,943)      99,653
Adjustment for Funds From Operations:
Add:
 Real estate depreciation and amortization ...............................   108,906      100,967       90,552
 Minority interests' in consolidated partnerships ........................    18,730       15,975        9,120
 Valuation reserves on investments in affiliate loans and joint ventures .        --      163,000           --
 Extraordinary loss ......................................................     2,602        2,898        1,571
Less:
 Gain on sales of real estate ............................................     5,433       20,173       18,669
 Amounts distributable to minority partners in consolidated partnerships .    24,996       19,083       12,316
--------------------------------------------------------------------------------------------------------------
Funds From Operations .................................................... $ 161,024    $ 183,641    $ 169,911
--------------------------------------------------------------------------------------------------------------
Weighted average units outstanding .......................................    67,180       66,057       61,050
==============================================================================================================

INFLATION

     The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases also generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalation over a base amount. The Operating Partnership believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Operating Partnership has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Operating Partnership has included these costs as part of its escalatable expenses. The Operating Partnership has billed these escalatable expense items to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Operating Partnership's properties contain vacant space, the Operating Partnership will bear such inflationary increases in expenses.

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

     The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2002, the Operating Partnership had no derivatives.

     The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

     The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2002 (dollars in thousands):

     For the Year Ended December 31,

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                     2003          2004           2005          2006           2007
-------------------------------------------------------------------------------------------------------
Long term debt:
Fixed rate .....................  $  12,300     $  115,785     $  32,720     $  143,705     $  271,844
Weighted average interest rate .       7.51%          7.47%         6.92%          7.38%          7.51%
Variable rate ..................  $      --     $       --     $ 267,000     $       --     $       --
Weighted average interest rate .         --%            --%         4.25%            --%            --%

                                  THEREAFTER       TOTAL (1)         F M V
----------------------------------------------------------------------------
Long term debt:
Fixed rate .....................  $  663,658     $  1,240,012    $ 1,260,299
Weighted average interest rate .        7.32%            7.37%
Variable rate ..................  $       --     $    267,000    $   267,000
Weighted average interest rate .          --%            4.25%

(1) Includes unamortized issuance discounts of $537 on the 5 and 10 year senior unsecured notes issued on March 26, 1999 which are due at maturity.

     In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.7 million annual increase in interest expense based on approximately $267.0 million outstanding at December 31, 2002.

     The following table sets forth the Operating Partnership's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2002 (dollars in thousands): For the Year Ended December 31,

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------
                                            2003        2004        2005      2006      2007
---------------------------------------------------------------------------------------------
Mortgage notes and notes receivable:
Fixed rate .............................   $  --     $  36,500     $  --     $  --     $  --
Weighted average interest rate .........      --%        10.23%       --%       --%       --%

                                          THEREAFTER    TOTAL (2)      F M V
-----------------------------------------------------------------------------
Mortgage notes and notes receivable:
Fixed rate .............................  $  16,990     $  53,490    $ 54,642
Weighted average interest rate .........      11.95%        10.77%

(2) Excludes mortgage note receivable acquisition costs and interest receivables aggregating approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10, 11, 12, 13, 14 AND 16

     The Company is the sole managing general partner of the Operating Partnership. All of the Company's business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, 13, 14 and 16 is identical to the information contained in Items 10, 11, 12, 13, 14 and 16 of the Company's Form 10-K, which incorporates by reference information appearing in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2003 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                      III-1

                                     PART IV

ITEM 15. FINANCIAL STATEMENTS AND SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1 and 2) Financial Statements and Schedules

     The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                   PAGE
                                                                                   -----
   RECKSON OPERATING PARTNERSHIP, L. P.
   Report of Independent Auditors ..............................................   IV-8
   Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001 ...   IV-9
   Consolidated Statements of Operations for the years ended December 31, 2002,
     2001 and 2000 .............................................................   IV-10
   Consolidated Statements of Partners' Capital for the years ended December 31,
     2002, 2001 and 2000 .......................................................   IV-11
   Consolidated Statements of Cash Flows for the years ended December 31, 2002,
     2001 and 2000 .............................................................   IV-12
   Notes to Financial Statements ...............................................   IV-13
   Schedule III -- Real Estate and Accumulated Depreciation ....................   IV-34

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

EXHIBIT      FILING
NUMBER     REFERENCE                                     DESCRIPTION
--------- ----------- --------------------------------------------------------------------------------
 3.1           a      Amended and Restated Agreement of Limited Partnership of the Registrant
 3.2           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series A Preferred Units of Limited Partnership
                      Interest
 3.3           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series B Preferred Units of Limited Partnership
                      Interest
 3.4           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series C Preferred Units of Limited Partnership
                      Interest
 3.5           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series D Preferred Units of Limited Partnership
                      Interest
 3.6           g      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series B Common Units of Limited Partnership
                      Interest
 3.7           g      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series E Preferred Partnership Units of Limited
                      Partnership
 3.8           j      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series F Junior Participating Preferred Partnership
                      Units Issuable Under the Rights Plan
 4.1           f      Form of 7.40% Notes due 2004 of the Registrant
 4.2           f      Form of 7.75% Notes due 2009 of the Registrant
 4.3           f      Indenture, dated March 26, 1999, among the Registrant, Reckson Associates
                      Realty Corp. (the "Company"), and The Bank of New York, as trustee
 4.4           j      Rights Agreement, dated as of October 13, 2000, between the Registrant and
                      American Stock Transfer and Trust Company
 4.5           o      Form of 6.00% Notes due 2007 of the Registrant
 4.6           d      Note Purchase Agreement for the Senior Unsecured Notes
10.1           d      Third Amended and Restated Agreement of Limited Partnership of Omni
                      Partners, L.P.
10.2           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Donald Rechler
10.3           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Scott Rechler
10.4           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Mitchell Rechler
10.5           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Gregg Rechler
10.6           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Roger Rechler
10.7           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Michael Maturo
10.8           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Jason Barnett
10.9           a      Purchase Option Agreements relating to the Reckson Option Properties
10.10          a      Purchase Option Agreements relating to the Other Option Properties
10.11          m      Amended and Restated 1995 Stock Option Plan
10.12          c      1996 Employee Stock Option Plan
10.13          b      Ground Leases for certain of the properties
10.14          a      Indemnity Agreement relating to 100 Oser Avenue
10.15          m      Amended and Restated 1997 Stock Option Plan
10.16          d      1998 Stock Option Plan
10.17          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Donald Rechler
10.18          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Scott Rechler
10.19          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Mitchell Rechler
10.20          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Gregg Rechler
10.21          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Roger Rechler
10.22          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Michael Maturo
10.23          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Jason Barnett
10.24          g      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                      Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit Agreement")
10.25          g      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                      Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to the operations of Reckson Service Industries, Inc. ("RSI Credit
                      Agreement")
10.26          g      Letter Agreement, dated November 30, 1999, amending the RSVP Credit
                      Agreement and the RSI Credit Agreement
10.27          k      Second Amendment to the Amended and Restated Credit Agreement, dated
                      March 30, 2001, between the Registrant and FrontLine Capital Group
10.28          l      Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and
                      Secore Financial Corporation, as Lender
10.29          l      Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue,
                      LLC, as Borrower, and Secore Financial Corporation, as Lender
10.30          h      Operating Agreement dated as of September 28, 2000 between Reckson Tri-State
                      Member LLC (together with its permitted successors and assigns) and TIAA
                      Tri-State LLC
10.31          i      Agreement of Spreader, Consolidation and Modification of Mortgage Security
                      Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and
                      Monumental Life Insurance Company
10.32          i      Consolidated, Amended and Restated Secured Promissory Note relating to
                      Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC
10.33          n      Amended and Restated Operating Agreement of 919 JV LLC
10.34          p      2002 Stock Option Plan
10.35          r      Indemnification Agreement, dated as of May 23, 2002, between the Company and
                      Donald J. Rechler*


EXHIBIT       FILING
NUMBER      REFERENCE                                      DESCRIPTION
---------- ----------- -----------------------------------------------------------------------------------
10.36           q      Second Amended and Restated Credit Agreement, dated as of December 30, 2002, among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.37           q      Form of Guarantee Agreement to the Second Amended and Restated Credit
                       Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.38           q      Form of Promissory Note to the Second Amended and Restated Credit
                       Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.39           q      First Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2003, among the Registrant, JPMorgan Chase Bank, as
                       Administrative Agent for the institutions from time to time party thereto as
                       Lenders and Key Bank, N.A., as New Lender
10.40                  Long-Term Incentive Award Agreement, dated March 13, 2003, between the
                       Company and Scott H. Rechler**
10.41                  Award Agreement, dated November 14, 2002, between the Company and Scott H.
                       Rechler***
10.42                  Award agreement, dated March 13, 2003, between the Company and Scott H.
                       Rechler****
12.1                   Statement of Ratios of Earnings to Fixed Charges
21.1                   Statement of Subsidiaries
23.1                   Consent of Independent Auditors
24.1                   Power of Attorney (included in Part IV of the Form 10-K)
99.1                   Certification of Donald J. Rechler, Co-Chief Executive Officer of the Company,
                       the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
99.2                   Certification of Scott H. Rechler, Co-Chief Executive Officer of the Company, the
                       sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
99.3                   Certification of Michael Maturo, Executive Vice President, Treasurer and Chief
                       Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

----------------

 (a)      Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.
 (b)      Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.
 (c)      Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
 (d)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
 (e)      Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.
 (f)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
 (g)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
 (h)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
 (i)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
 (j)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 22, 2001 and incorporated herein by reference.
 (k)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
 (l)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
 (m)      Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2001 and incorporated herein by reference.
 (n)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.
 (o)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.
 (p)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2002 and incorporated herein by reference.
 (q)      Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.
 (r)      Previously filed with the Registrant's Form 10-Q filed with the SEC on November 14, 2002 and incorporated herein by reference.
*         Each of Scott H. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler, Jason M. Barnett,
          Herve A. Kevenides, John
          V.N. Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Company, dated May 23, 2002. Each
          of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Company dated May 1,
          2002. These Agreements are
          identical in all material respects to the Indemnification Agreement for Donald J. Rechler filed herewith.
**        Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M.
          Barnett has entered into a
          Long-Term Incentive Award Agreement with the Company, dated March 13, 2003. These Agreements are identical in all material respects to the
          Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.
***       Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo and Roger M. Rechler has been awarded certain rights to shares
          of Class A common stock of the Company, pursuant to award agreements dated Nov ember 14, 2002. These Agreements are identical in all material
          respects to the Agreement for Scott H. Rechler filed herewith, except that Donald J. Rechler received rights to
          46,983 shares each of Mitchell D.
          Rechler, Gregg M. Rechler and Michael Maturo received rights to 27,588 shares and Roger M. Rechler received rights to
          25,530 shares.
****      Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M.
          Barnett has been awarded
          certain rights to shares of Class A common stock of the Company, pursuant to award agreements dated March 13, 2003.
          These Agreements are
          identical in all material respects to the Agreement for Scott H. Rechler filed herewith.

REPORTS ON FORM 8-K

On November 5, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended September 30, 2002.

On November 6, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2003.

                                        RECKSON OPERATING PARTNERSHIP, L.P.

                                        By: RECKSON ASSOCIATES REALTY CORP.
                                           its general partner

                                        By:   /s/ Donald J. Rechler
                                          ---------------------------
                                           Donald J. Rechler,
                                           Chairman of the Board and
                                              Co-Chief Executive Officer

     KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., the corporate general partner of the registrant, hereby severally constitute Scott H. Rechler, Mitchell D. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable the registrant to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 13, 2003.

        SIGNATURE                       TITLE                       SIGNATURE                 TITLE
-----------------------   ------------------------------   ------------------------   --------------------
 /s/ Donald J. Rechler    Chairman of the Board,             /s/ Ronald Menaker       Director of
-----------------------   Co-Chief Executive Officer       ------------------------   Reckson Associates
     Donald J. Rechler    and Director (Principal                Ronald Menaker       Realty Corp.
                          Executive Officer) of Reckson
                          Associates Realty Corp.

 /s/ Scott H. Rechler     Co-Chief Executive Officer and       /s/ Peter Quick        Director of
-----------------------   Director of Reckson              ------------------------   Reckson Associates
     Scott H. Rechler     Associates Realty Corp.                  Peter Quick        Realty Corp.

/s/ Mitchell D. Rechler   Co-President, Chief               /s/ Herve A. Kevenides    Director of
-----------------------   Administrative Officer and       ------------------------   Reckson Associates
    Mitchell D. Rechler   Director of Reckson                   Herve A. Kevenides    Realty Corp.
                          Associates Realty Corp.

 /s/ Gregg M. Rechler     Co-President, Chief Operating       /s/ John V.N. Klein     Director of
-----------------------   Officer and Director of          ------------------------   Reckson Associates
     Gregg M. Rechler     Reckson Associates Realty               John V.N. Klein     Realty Corp.
                          Corp.

   /s/ Michael Maturo     Executive Vice President,          /s/ Lewis S. Ranieri     Director of Reckson
-----------------------   Treasurer and Chief Financial    ------------------------   Associates Realty
      Michael Maturo      Officer (Principal Financial           Lewis S. Ranieri     Corp.
                          Officer and Principal
                          Accounting Officer) of
                          Reckson Associates Realty
                          Corp.

  /s/ Roger M. Rechler    Executive Vice President,        /s/ Conrad D. Stephenson   Director of Reckson
-----------------------   Vice-Chairman of the Board       ------------------------   Associates Realty
     Roger M. Rechler     and Director of Reckson              Conrad D. Stephenson   Corp.
                          Associates Realty Corp.

                                 CERTIFICATION

I, Donald J. Rechler, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                        /s/ Donald J. Rechler
                                        -------------------------------
                                        Donald J. Rechler
                                        Co-Chief Executive Officer
                                        Co-Chief Executive Officer,
                                        Reckson Associates Realty Corp.,
                                        the sole general partner of
                                        the Registrant

                                 CERTIFICATION

I, Scott H. Rechler, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

                                        /s/ Scott H. Rechler
                                        -------------------------------
                                        Scott H. Rechler
                                        Co-Chief Executive Officer,
                                        Reckson Associates Realty Corp.,
                                        the sole general partner of
                                        the Registrant

                                 CERTIFICATION

I, Michael Maturo, certify that:

1. I have reviewed this annual report on Form 10-K of Reckson Operating Partnership, L.P.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

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

                         REPORT OF INDEPENDENT AUDITORS

To the Partners

Reckson Operating Partnership, L. P.

     We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L. P. (the "Operating Partnership") as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the financial statement schedule listed in the index at item 15 (a). These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L. P. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        ERNST & YOUNG LLP

New York, New York
February 27, 2003

                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS EXCEPT UNIT DATA)

                                                                                                DECEMBER 31,
                                                                                        -----------------------------
                                                                                            2002              2001
                                                                                        -----------       -----------
ASSETS
Commercial real estate properties, at cost (Notes 2, 3, 5, and 6)
 Land .............................................................................     $   418,040       $   408,837
 Buildings and improvements .......................................................       2,415,252         2,328,374
Developments in progress:
 Land .............................................................................          92,924            69,365
 Development costs ................................................................          28,311            74,303
Furniture, fixtures and equipment .................................................          13,595             7,725
                                                                                        -----------       -----------
                                                                                          2,968,122         2,888,604
   Less accumulated depreciation ..................................................        (454,018)         (361,960)
                                                                                        -----------       -----------
                                                                                          2,514,104         2,526,644
Investments in real estate joint ventures .........................................           6,116             5,744
Investment in mortgage notes and notes receivable (Note 6) ........................          54,547            56,234
Cash and cash equivalents (Note 9) ................................................          30,576           121,773
Tenant receivables ................................................................          14,050             9,633
Investments in service companies and affiliate loans and joint ventures (Note 8)             78,104            84,142
Deferred rents receivable .........................................................         107,366            81,089
Prepaid expenses and other assets .................................................          36,846            45,303
Contract and land deposits and pre-acquisition costs ..............................             240             3,782
Deferred leasing and loan costs, less accumulated amortization of $48,049 and
 $41,411, respectively ............................................................          70,103            64,438
                                                                                        -----------       -----------
   Total Assets ...................................................................     $ 2,912,052       $ 2,998,782
                                                                                        ===========       ===========
LIABILITIES
Mortgage notes payable (Note 2) ...................................................     $   740,012       $   751,077
Unsecured credit facility (Note 3) ................................................         267,000           271,600
Senior unsecured notes (Note 4) ...................................................         499,305           449,463
Accrued expenses and other liabilities ............................................          90,320            84,651
Distributions payable .............................................................          31,575            32,988
                                                                                        -----------       -----------
   Total Liabilities ..............................................................       1,628,212         1,589,779
                                                                                        -----------       -----------
Minority interests in consolidated partnerships ...................................         242,934           242,698
                                                                                        -----------       -----------
Commitments and contingencies (Notes 9, 10, and 13) ...............................              --                --
PARTNERS' CAPITAL (NOTE 7)
Preferred Capital, 10,854,162 and 11,222,965 units outstanding, respectively ......         281,690           301,573
General Partners Capital:
 Class A common units, 48,246,083 and 49,982,377 units outstanding,
   respectively ...................................................................         478,121           551,417
 Class B common units, 9,915,313 and 10,283,513 units outstanding,
   respectively ...................................................................         209,675           231,428
Limited Partners Capital, 7,276,224 and 7,487,218 units outstanding, respectively            71,420            81,887
                                                                                        -----------       -----------
 Total Partners Capital ...........................................................       1,040,906         1,166,305
                                                                                        -----------       -----------
   Total Liabilities and Partners Capital .........................................     $ 2,912,052       $ 2,998,782
                                                                                        ===========       ===========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                            FOR THE YEAR
                                                                                         ENDED DECEMBER 31,
                                                                                            ------------
                                                                                                2002
                                                                                            ------------
REVENUES (NOTE 10):
Property operating revenues:
 Base rents ..............................................................................  $    437,393
 Tenant escalations and reimbursements ...................................................        60,689
                                                                                            ------------
Total property operating revenues ........................................................       498,082
Interest income on mortgage notes and notes receivable (including $4,287, $4,196 and
 $5,237, respectively from related parties) ..............................................         6,279
Investment and other income (including $85, $5,164 and $21,455, respectively from
 related parties) ........................................................................         1,731
                                                                                            ------------
 Total Revenues ..........................................................................       506,092
                                                                                            ------------
EXPENSES:
Property operating expenses ..............................................................       175,041
Marketing, general and administrative ....................................................        31,578
Interest .................................................................................        88,585
Depreciation and amortization ............................................................       112,341
                                                                                            ------------
 Total Expenses ..........................................................................       407,545
                                                                                            ------------
Income before distributions to preferred unit holders, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real
 estate, valuation reserves, discontinued operations and extraordinary loss ..............        98,547
Minority partners' interest in consolidated partnerships .................................       (18,730)
Equity in earnings of service companies and real estate joint ventures (including $465,
 $1,450 and $2,792, respectively from related parties) ...................................         1,113
Gain on sales of real estate (Note 6) ....................................................           537
Valuation reserves on investments in affiliate loans and joint ventures and other
 investments (Notes 8 and 13) ............................................................            --
                                                                                            ------------
Income (loss) before discontinued operations, extraordinary loss and distributions to
 preferred unitholders ...................................................................        81,467
Discontinued operations:
 Income from discontinued operations .....................................................           578
 Gain on sales of real estate ............................................................         4,895
                                                                                            ------------
Income (loss) before extraordinary loss and distributions to preferred unit holders ......        86,940
Extraordinary loss on extinguishment of debts ............................................        (2,602)
                                                                                            ------------
Net income (loss) ........................................................................        84,338
Preferred unit distributions .............................................................       (23,123)
                                                                                            ------------
Net income (loss) allocable to common unitholders                                           $     61,215
                                                                                            ============
Net income (loss) allocable to:
 Class A common units ....................................................................  $     48,286
 Class B common units ....................................................................        12,929
                                                                                            ------------
Total ....................................................................................  $     61,215
                                                                                            ============
Net income (loss) per weighted average units:
 Class A common ..........................................................................  $        .80
 Gain on sales of real estate ............................................................           .01
 Discontinued operations .................................................................           .08
 Extraordinary loss ......................................................................          (.04)
                                                                                            ------------
 Net income (loss) per Class A common ....................................................  $        .85
                                                                                            ============
 Class B common ..........................................................................  $       1.21
 Gain on sales of real estate ............................................................           .01
 Discontinued operations .................................................................           .11
 Extraordinary loss ......................................................................          (.05)
                                                                                            ------------
Net income (loss) per Class B commonunit .................................................  $       1.28
                                                                                            ============
Weighted average common units outstanding:
 Class A common ..........................................................................    57,059,000
 Class B common ..........................................................................    10,122,000

                                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                                          -------------------------------
                                                                                                2001          2000
                                                                                            -----------   ------------
REVENUES (NOTE 10):
Property operating revenues:
 Base rents ..............................................................................  $   434,671   $    394,019
 Tenant escalations and reimbursements ...................................................       59,538         54,470
                                                                                            -----------   ------------
Total property operating revenues ........................................................      494,209        448,489
Interest income on mortgage notes and notes receivable (including $4,287, $4,196 and
 $5,237, respectively from related parties) ..............................................        6,238          8,212
Investment and other income (including $85, $5,164 and $21,455, respectively from
 related parties) ........................................................................       14,185         26,576
                                                                                            -----------   ------------
 Total Revenues ..........................................................................      514,632        483,277
                                                                                            -----------   ------------
EXPENSES:
Property operating expenses ..............................................................      167,291        156,103
Marketing, general and administrative ....................................................       26,600         25,029
Interest .................................................................................       93,055         96,335
Depreciation and amortization ............................................................      102,108         91,809
                                                                                            -----------   ------------
 Total Expenses ..........................................................................      389,054        369,276
                                                                                            -----------   ------------
Income before distributions to preferred unit holders, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real
 estate, valuation reserves, discontinued operations and extraordinary loss ..............      125,578        114,001
Minority partners' interest in consolidated partnerships .................................      (15,975)        (9,120)
Equity in earnings of service companies and real estate joint ventures (including $465,
 $1,450 and $2,792, respectively from related parties) ...................................        2,087          4,383
Gain on sales of real estate (Note 6) ....................................................       20,173         18,669
Valuation reserves on investments in affiliate loans and joint ventures and other
 investments (Notes 8 and 13) ............................................................     (166,101)            --
                                                                                            -----------   ------------
Income (loss) before discontinued operations, extraordinary loss and distributions to
 preferred unitholders ...................................................................      (34,238)       127,933
Discontinued operations:
 Income from discontinued operations .....................................................        1,170          1,303
 Gain on sales of real estate ............................................................           --             --
                                                                                            -----------   ------------
Income (loss) before extraordinary loss and distributions to preferred unit holders ......      (33,068)       129,236
Extraordinary loss on extinguishment of debts ............................................       (2,898)        (1,571)
                                                                                            -----------   ------------
Net income (loss) ........................................................................      (35,966)       127,665
Preferred unit distributions .............................................................      (23,977)       (28,012)
                                                                                            -----------   ------------
Net income (loss) allocable to common unitholders                                           $   (59,943)  $     99,653
                                                                                            ===========   ============
Net income (loss) allocable to:
 Class A common units ....................................................................  $   (47,283)  $     76,046
 Class B common units ....................................................................      (12,660)        23,607
                                                                                            -----------   ------------
Total ....................................................................................  $   (59,943)  $     99,653
                                                                                            ===========   ============
Net income (loss) per weighted average units:
 Class A common ..........................................................................  $     (1.11)  $       1.22
 Gain on sales of real estate ............................................................          .28            .28
 Discontinued operations .................................................................          .02            .02
 Extraordinary loss ......................................................................         (.04)          (.02)
                                                                                            -----------   ------------
 Net income (loss) per Class A common ....................................................  $      (.85)  $       1.50
                                                                                            ===========   ============
 Class B common ..........................................................................  $     (1.61)  $       1.88
 Gain on sales of real estate ............................................................          .42            .43
 Discontinued operations .................................................................          .02            .03
 Extraordinary loss ......................................................................         (.06)          (.04)
                                                                                            -----------   ------------
Net income (loss) per Class B commonunit .................................................  $     (1.23)  $       2.30
                                                                                            ===========   ============
Weighted average common units outstanding:
 Class A common ..........................................................................   55,773,000     50,766,000
 Class B common ..........................................................................   10,284,000     10,284,000

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                GENERAL PARTNERS' CAPITAL
                                        -----------------------------------------
                                         PREFERRED       CLASS B        CLASS A     LIMITED PARTNERS'         TOTAL
                                          CAPITAL     COMMON UNITS   COMMON UNITS        CAPITAL        PARTNERS' CAPITAL
                                        ----------    ------------   ------------   -----------------   -----------------
Balance January 1, 2000 ..............  $  413,126     $ 270,689      $ 477,172         $  90,986         $ 1,251,973
Net Income ...........................          --        23,607         64,552            11,494              99,653
Contributions ........................          --            --          6,701                --               6,701
Distributions ........................          --       (24,132)       (66,096)          (11,765)           (101,993)
Retirement / redemption of units .....    (100,000)          (46)        93,241             6,638                (167)
                                        ----------     ---------      ---------         ---------         -----------
Balance December 31, 2000 ............     313,126       270,118        575,570            97,353           1,256,167
Net loss .............................          --       (12,660)       (41,253)           (6,030)            (59,943)
Contributions ........................          --            --         82,821            18,745             101,566
Distributions ........................          --       (26,030)       (81,142)          (12,604)           (119,776)
Retirement / redemption of units
 (Note 7) ............................     (11,553)           --         15,421           (15,577)            (11,709)
                                        ----------     ---------      ---------         ---------         -----------
Balance December 31, 2001 ............     301,573       231,428        551,417            81,887           1,166,305
Net income ...........................          --        12,929         41,604             6,682              61,215
Contributions ........................          --            --         26,227             2,473              28,700
Distributions ........................          --       (26,250)       (84,365)          (12,449)           (123,064)
Retirement / redemption of units
 (Note 7) ............................     (19,883)       (8,432)       (56,762)           (7,173)            (92,250)
                                        ----------     ---------      ---------         ---------         -----------
Balance December 31, 2002 ............  $  281,690     $ 209,675      $ 478,121         $  71,420         $ 1,040,906
                                        ==========     =========      =========         =========         ===========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------
                                                                                      2002          2001           2000
                                                                                  ----------     ----------    ----------
NET INCOME (LOSS) ..............................................................  $   84,338     $  (35,966)   $  127,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization .................................................     112,341        102,931        92,547
 Extraordinary loss on extinguishment of debts .................................       2,602          2,898         1,571
 Minority partners' interests in consolidated partnerships .....................      18,730         15,975         9,120
 Gain on sales of real estate, securities and mortgage repayment ...............      (4,804)       (20,173)      (18,669)
 Valuation reserves on investments in affiliate loans and joint ventures and
  other investments ............................................................          --        166,101            --
 Equity in earnings of service companies and real estate joint ventures ........      (1,113)        (2,087)       (4,383)
Changes in operating assets and liabilities:
 Prepaid expenses and other assets .............................................       4,354         (4,869)       (9,568)
 Tenant and affiliate receivables ..............................................      (4,417)         1,878        (6,394)
 Deferred rents receivable .....................................................     (26,277)       (38,186)      (35,798)
 Accrued expenses and other liabilities ........................................      10,346            342        14,152
                                                                                  ----------     ----------    ----------
 Net cash provided by operating activities .....................................     196,100        188,844       170,243
                                                                                  ----------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of commercial real estate properties ................................          --             --      (190,548)
 Acquisition of controlling interests in service companies .....................        (122)            --            --
 Increase in contract and land deposits and preacquisition costs ...............          --         (3,267)       (2,023)
 Additions to developments in progress .........................................     (41,896)        (8,260)      (13,392)
 Additions to commercial real estate properties ................................     (48,052)      (152,074)      (89,818)
 Distributions from investments in real estate joint ventures ..................         276             82           368
 Payment of deferred leasing costs .............................................     (16,414)       (10,513)      (24,082)
 Additions to furniture, fixtures and equipment ................................      (2,414)          (635)         (742)
 Investments in affiliate joint ventures .......................................          --        (25,056)      (10,780)
 Proceeds from redemption of preferred securities ..............................       1,528         35,700        19,903
 Proceeds from sales of real estate, securities and mortgage note receivable
  repayments ...................................................................      22,022         76,503        49,810
                                                                                  ----------     ----------    ----------
 Net cash used in investing activities .........................................     (85,072)       (87,520)     (261,304)
                                                                                  ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from secured borrowings ..............................................          --        325,000       297,163
 Principal payments on secured borrowings ......................................     (11,065)      (302,894)      (27,367)
 Proceeds from issuance of senior unsecured notes, net of issuance costs .......      49,432             --            --
 Payment of loan costs and prepayment penalties ................................      (1,568)        (6,252)      (11,649)
 Investments in affiliate loans and service companies ..........................          --        (14,227)      (14,568)
 Proceeds from unsecured credit facility .......................................     158,000        153,000       689,600
 Principal payments on unsecured credit facility and term loan .................    (162,600)       (98,000)     (845,600)
 Contributions .................................................................       6,310          2,813         4,010
 Distributions .................................................................    (147,334)      (139,568)     (128,369)
 Repurchases of common and preferred units .....................................     (74,692)        (1,421)           --
 Contributions by minority partners in consolidated partnerships ...............       1,343        101,832       135,975
 Distributions to minority partners in consolidated partnerships ...............     (20,051)       (16,458)      (12,632)
                                                                                  ----------     ----------    ----------
Net cash provided by (used in) financing activities ............................    (202,225)         3,825        86,563
                                                                                  ----------     ----------    ----------
Net increase (decrease) in cash and cash equivalents ...........................     (91,197)       105,149        (4,498)
Cash and cash equivalents at beginning of period ...............................     121,773         16,624        21,122
                                                                                  ----------     ----------    ----------
Cash and cash equivalents at end of period .....................................  $   30,576     $  121,773    $   16,624
                                                                                  ==========     ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest, including interest capitalized ......  $   98,083     $  105,087    $  106,106
                                                                                  ==========     ==========    ==========

                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Reckson Operating Partnership, L. P. (the "Operating Partnership") is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial buildings and also owns certain undeveloped land for future development (collectively, the "Properties") located in the New York tri-state area (the "Tri-State Area").

ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

     The Operating Partnership commenced operations on June 2, 1995. The sole general partner in the Operating Partnership, Reckson Associates Realty Corp. (the "Company") is a self administered and self managed real estate investment trust ("REIT"). During June, 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued units in the Operating Partnership ("Units") to certain continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. The Company's ownership percentage in the Operating Partnership was approximately 89.5% and 89.2% at December 31, 2002 and 2001, respectively.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest, are reflected in the accompanying financial statements on the equity method of accounting through September 30, 2002. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, commencing October 1, 2002, the Operating Partnership consolidates the operations of the Service Companies. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The minority interests at December 31, 2002 represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

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

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Real Estate

     Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and / or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

     The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because taking an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (see Recent Accounting Pronouncements).

Cash Equivalents

     The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

     Tenant's lease security deposits aggregating approximately $5.6 million and $5.1 million at December 31, 2002 and 2001, respectively have been included in cash and cash equivalents on the accompanying balance sheets.

Deferred Costs

     Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

Income Taxes

     No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

     Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

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

Derivative Instruments

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

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements

     In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No. 144 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain (loss) on sales of real estate for those properties sold during the period within the consolidated statements of operations.

     On January 1, 2002, the Operating Partnership adopted the provisions of FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). This statement makes significant changes to the accounting for business combinations, goodwill, and intangible assets. Among other provisions, Statement No. 142 requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases. Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases. The adoption of this statement did not have an effect on the Operating Partnership's results of operations or financial condition for the year ended December 31, 2002.

     In April 2002, the FASB issued Statement No. 145, ("Statement No. 145"), which rescinded Statement No. 4, "Reporting Gains and Losses from
Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Operating Partnership will adopt Statement No. 145 on January 1, 2003 which will result in a change to reported net income
(loss).

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Operating Partnership is currently evaluating the effects of FIN 45 on the Operating Partnership's results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIE's pursuant to such interpretation. Such determination could result in a change in the Operating Partnership's consolidation policy related to such entities.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

2. MORTGAGE NOTES PAYABLE

     At December 31, 2002, there were 16 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $740.0 million. These mortgage notes are secured by properties with an aggregate carrying value at December 31, 2002 of approximately $1.5 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $45.1 million of the $740.0 million is recourse to the Operating Partnership. The mortgage notes bear interest at rates ranging from 6.45% to 10.10%, and mature between 2004 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2002, 2001 and 2000 were approximately 7.3%, 7.3% and 7.8%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

     The following table sets forth the Operating Partnership's mortgage notes payable at December 31, 2002, by scheduled maturity date (dollars in thousands):

                                                              PRINCIPAL      INTEREST         MATURITY         AMORTIZATION
                         PROPERTY                            OUTSTANDING       RATE             DATE           TERM (YEARS)
---------------------------------------------------------    -----------     --------    ---------------     --------------
80 Orville Drive, Islip, NY .............................     $   2,616        10.10%     February, 2004     Interest only
395 North Service Road, Melville, NY ....................        19,709         6.45%      October, 2005     $34 per month
200 Summit Lake Drive, Valhalla, NY .....................        19,373         9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY .....................        74,631         6.52%         June, 2006           30
Landmark Square, Stamford, CT (a) .......................        45,090         8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY .....................        19,101         8.50%        April, 2007           15
333 Earle Ovington Blvd., Mitchel Field, NY (b) .........        53,864         7.72%       August, 2007           25
810 Seventh Avenue, NY, NY ..............................        82,854         7.73%       August, 2009           25
100 Wall Street, NY, NY .................................        35,904         7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY ......................         7,348         8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY ......................        13,922         8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY ....................        12,685         7.86%    September, 2010           25
919 Third Avenue, NY, NY (c) ............................       246,651        6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY ....................         3,635        9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d) .....................        38,366         6.82%     November, 2027           28
120 West 45th Street, NY, NY (d) ........................        64,263         6.82%     November, 2027           28
                                                              ---------
Total / Weighted average ................................     $ 740,012         7.26%
                                                              =========

(a) Encompasses six Class A office properties.

(b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.3 million.


(c) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.8 million.


(d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on noncallable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

     In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at December 31, 2002 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2. MORTGAGE NOTES PAYABLE - (CONTINUED)

     Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2002, are as follows (in thousands):

                           SCHEDULED       DUE AT
                           PRINCIPAL      MATURITY        TOTAL
                           ---------     ---------      ---------
   2003 ...............    $  12,300     $      --      $  12,300
   2004 ...............       13,169         2,616         15,785
   2005 ...............       14,167        18,553         32,720
   2006 ...............       13,785       129,920        143,705
   2007 ...............       11,305        60,539         71,844
   Thereafter .........      117,389       346,269        463,658
                           ---------     ---------      ---------
                           $ 182,115     $ 557,897      $ 740,012
                           =========     =========      =========

3. UNSECURED CREDIT FACILITY

     The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $267.0 million at December 31, 2002.

     The Credit Facility replaced the Operating Partnership's $575 million unsecured credit facility (the "Prior Facility" and together with the Credit Facility, the "Credit Facility"). As a result, certain deferred loan costs incurred in connection with the Prior Facility were written off. Such amount is reflected as an extraordinary loss on the Operating Partnership's consolidated statements of operations.

     The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2002, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $203.0 million subject to compliance with certain financial covenants.

     The Operating Partnership capitalized interest incurred on borrowings to fund certain development projects in the amount of $8.3 million, $10.2 million and $11.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

4. SENIOR UNSECURED NOTES

     As of December 31, 2002, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                FACE
         ISSUANCE              AMOUNT       COUPON RATE       TERM          MATURITY
-------------------------    ---------      -----------    --------     ---------------
March 26, 1999 ..........    $ 100,000          7.40%      5 years      March 15, 2004
June 17, 2002 ...........    $  50,000          6.00%      5 years      June 15, 2007
August 27, 1997 .........    $ 150,000          7.20%      10 years     August 28, 2007
March 26, 1999 ..........    $ 200,000          7.75%      10 years     March 15, 2009

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. SENIOR UNSECURED NOTES - (CONTINUED)

     Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and 267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

     On June 17, 2002, the Operating Partnership issued $50 million of 6.00% (6.125% effective rate) Senior Unsecured Notes. Net proceeds of approximately $49.4 million received from this issuance were used to repay outstanding borrowings under the Prior Facility.

5. LAND LEASES AND AIR RIGHTS

     The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, which contain renewal options, expire between 2009 and 2084. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due is approximately $3.3 million and $3.0 million at December 31, 2002 and 2001, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

     In addition, the Operating Partnership, through the acquisition of certain properties, is subject to two air rights lease agreements. These lease agreements have terms expiring between 2048 and 2073, including renewal options.

     Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space. These operating leases expire between 2003 and 2009 (see Note 8).

     Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):

       YEAR ENDED            LAND         AIR        OPERATING
      DECEMBER 31,          LEASES       RIGHTS       LEASES
-----------------------    --------     -------      ---------
   2003 ...............    $  2,707     $   369      $ 1,368
   2004 ...............       2,811         379        1,313
   2005 ...............       2,814         379        1,359
   2006 ...............       2,795         379        1,407
   2007 ...............       2,735         379        1,455
   Thereafter .........      43,276       4,280          683
                           --------     -------      -------
                           $ 57,138     $ 6,165      $ 7,585
                           ========     =======      =======

6. COMMERCIAL REAL ESTATE INVESTMENTS

     As of December 31, 2002, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

     The Operating Partnership also owns approximately 338 acres of land in 14 separate parcels of which the Operating Partnership can develop approximately
3.2 million square feet of office space and approximately 470,000 square feet of industrial / R&D space. Included in these development parcels is 52.7 acres of land located in Valhalla, NY which the Operating Partnership acquired in April 2002 for approximately $23.8 million and which it can develop approximately 875,000 square feet of office space. The Operating Partnership currently owns and operates three buildings encompassing approximately 700,000

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

square feet in the same office park in which this land parcel is located. This acquisition was financed in part from the sales proceeds of an office property being held by a qualified intermediary for the purposes of an exchange of real property pursuant to Section 1031 of the Code and from an advance under the Credit Facility. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2002, the Operating Partnership had invested approximately $121.2 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $10.5 million for the year ended December 31, 2002 related to real estate taxes, interest and other carrying costs related to these development projects.

     During February 2003, the Operating Partnership, through Reckson Construction Group Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction is scheduled to close during the first quarter of 2003 and construction of the aforementioned office building is scheduled to commence shortly thereafter.

     The Operating Partnership holds a $17.0 million note receivable which bears interest at 11.5% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y. (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain interest in real property and a personal guaranty (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of December 31, 2002, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $103 million mortgage note payable along with one of the Operating Partnership's New York City buildings.

     The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV") which it manages. The remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2002, the 520JV had total assets of $21.0 million, a mortgage note payable of $12.5 million and other liabilities of $197,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $4.2 million and $4.0 million and total expenses of $3.3 million and $3.3 million for the years ended December 31, 2002 and 2001, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6. COMMERCIAL REAL ESTATE INVESTMENTS - (CONTINUED)

method of accounting. The 520JV contributed approximately $648,000 and $478,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the year ended December 31, 2002 and 2001, respectively.

     On August 7, 2002, the Operating Partnership sold an industrial property on Long Island aggregating approximately 32,000 square feet for approximately $1.8 million. This property was sold to the sole tenant of the property through an option contained in the tenant's lease. On August 8, 2002, the Operating Partnership sold two Class A office properties located in Westchester County, NY aggregating approximately 157,000 square feet for approximately $18.5 million. Net proceeds from these sales were used to repay borrowings under the Credit Facility and for general purposes. The Operating Partnership recorded an aggregate net gain of approximately $4.9 million as a result of these sales. In addition, in accordance with Statement No. 144, the operating results of these properties and the resulting gain on sales of real estate have been reflected as discontinued operations for all periods presented on the accompanying statements of operations.

     During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $15.2 million. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

     On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. As a result, the Operating Partnership realized a gain of approximately $18.9 million. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

7. PARTNERS CAPITAL

     On December 31, 2002, the Operating Partnership had issued and outstanding 9,915,313 Class B common units. The distributions from the Class B common units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Fund From Operations, as defined, over a base year. The Class B common units currently receive an annual distribution of $2.5884 per unit.

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

     The Board of Directors of the Company has authorized the purchase of up to an additional five million shares of the Company's Class A common stock and / or its Class B common stock. Under this buy-back program, the Operating Partnership purchased 368,200 Class B common units at an average

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PARTNERS CAPITAL - (CONTINUED)

price of $22.90 per Class B unit and 2,698,400 Class A common units at an average price of $21.60 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $66.7 million. As a result of these purchases, annual common unit distributions will decrease by approximately $5.5 million. Previously, in conjunction with the Company's prior stock buy-back program, the Operating Partnership purchased and retired 1,410,804 Class B common units at an average price of $21.48 per Class B unit and 61,704 Class A common units at an average price of $23.03 per Class A unit for an aggregate purchase price for both the Class A and Class B common units of approximately $31.7 million.

     The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. During October 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 Units at an average price of $24.66 per Unit. In addition, the Company increased its general partnership interest in the Operating Partnership by acquiring 666,468 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

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

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PARTNERS CAPITAL - (CONTINUED)

Rights until the Rights become detached from the Class A common units. The Rights will expire at the close of business on October 13, 2010, unless earlier redeemed by the Operating Partnership. The Rights distribution is not taxable to unitholders.

     During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. In May 2001, a minority partner that owned an $85 million preferred equity investment in Metropolitan converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share and the Operating Partnership issued 3,453,881 Class A common units to the Company. As a result of the minority partner's conversion of their preferred equity investment, the Operating Partnership owns 100% of Metropolitan.

     The Company has historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company has discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans including accrued interest vest and are ratably forgiven each year on the annual anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $4.5 million of compensation expense was recorded for the year ended December 31, 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

     During 2002, approximately $3.9 million of stock loans made in prior years in connection with the aforementioned LTIP matured. These stock loans were secured by 155,418 shares of Class A common stock which were issued at prices ranging from $22.50 per share to $27.13 per share. As a result of the Company discontinuing the use of stock loans as part of its LTIP, the stock loans were satisfied with restricted stock held by the Company which secured the stock loans. The aggregate market value of these shares on the maturity dates of the stock loans was approximately $3.4 million. The aggregate difference between the market value of these shares and the carrying value of the stock loans was recorded as a loss on the accompanying consolidated statements of operations. The 155,418 shares of Class A common stock were subsequently retired by the Company and the related Units were cancelled by the Operating Partnership.

     The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $17.0 million and $24.3 million at December 31, 2002 and 2001, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated statements of partners' capital. The Company has other outstanding loans to its executive and senior officers amounting to approximately $1.0 million at December 31, 2002 and 2001, related to life insurance contracts and approximately $1.0 million and $.9 million at December 31, 2002 and 2001, respectively, primarily related to tax payment advances on a stock compensation award made to a non-executive officer.

     In November 2002, the Company granted rights to 190,524 shares of its Class A common stock to certain executive officers. These shares vest ratably over a four-year period and will be issued in ratable installments on each anniversary date of the grant as compensation to the executive officer.

     Effective January 2003, the Company established a new LTIP for its executive and senior officers. The four year plan has a core component which provides for annual stock based compensation based

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7. PARTNERS CAPITAL - (CONTINUED)

upon continued service and in part based on attaining certain annual performance measures. The plan has a special long-term component which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special long-term component may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis.

     The Operating Partnership issues additional units to the Company with terms similar to the terms of any securities issued by the Company (including any securities issued by the Company upon the exercise of stock options), and thereby increases the Company's general partnership interest in the Operating Partnership. Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership. In addition, the Operating Partnership or a subsidiary, funds the compensation of personnel, including any amounts payable under the Company's LTIP.

     As of December 31, 2002, the Company had approximately 5.2 million shares of its Class A common stock reserved for issuance under its stock option plans, in certain cases subject to vesting terms, at a weighted average exercise price of $23.42 per option. In addition, the Company has approximately 1.7 million shares of its Class A common stock reserved for future issuance under its stock option plans.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS

     In connection with the Company's initial public offering ("IPO"), the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties" which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Operating Partnership as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechlers' minority interests in three Remaining Option Properties. The Independent Directors of the Company are currently reviewing whether the Company should exercise one or more of the options relating to the Remaining Option Properties.

     The Operating Partnership conducts its management, leasing and construction related services through the Company's taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies") in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests which became possible as a result of changes to the Code that permit REIT's to own 100% of taxable REIT subsidiaries, the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed to the Service Companies by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During 2002, Reckson Construction Group, Inc. billed approximately $144,000 of market rate services and Reckson Management Group, Inc. billed approximately $313,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2002, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $322,000 for a property in which certain executive officers maintain an equity interest.

     Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property for its corporate offices located in Melville, New York at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located in Deer Park, New York at an annual base rent of approximately $75,000.

     A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

     During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS- (CONTINUED)

(the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of December 31, 2002, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2002, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of Frontline, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998, provided however, that the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

     At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions. If the RSVP-controlled joint ventures reported losses, the Operating Partnership would record its proportionate share of such losses.

     At December 31, 2001, the Operating Partnership, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Operating Partnership charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

     FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

     As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of December 31, 2002. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet. The common and preferred members of RSVP are currently in dispute over certain provisions of the RSVP operating agreement. The members are currently negotiating to restructure the RSVP operating agreement to settle the dispute. There can be no assurances that the members will successfully negotiate a settlement.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. RELATED PARTY TRANSACTIONS- (CONTINUED)

     Both the FrontLine Facility and the RSVP Facility terminate on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrued on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that were outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

     Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2002 as required by FASB Statement No. 107.

     Cash equivalents, accounts receivable, accounts payable and accrued expenses and variable rate debt are carried at amounts which reasonably approximate their fair values.

     The fair value of the Operating Partnership's long-term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes and notes receivable of similar risk and duration. At December 31, 2002, the estimated aggregate fair value of the Operating Partnership's mortgage notes and notes receivable exceeded their carrying value by approximately $1.2 million and the aggregate fair value of the Operating Partnership's long term debt exceeded its carrying value by approximately $20.3 million.

     Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and / or estimation methodologies may have a material effect on the estimated fair value amounts.

10. RENTAL INCOME

     The Operating Partnership's office and industrial / R&D properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases are generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Operating Partnership for increases in certain operating costs and real estate taxes above base year costs.

     Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2002 are as follows (in thousands):

2003 ...............    $   409,143
2004 ...............        395,029
2005 ...............        355,969
2006 ...............        309,136
2007 ...............        267,376
Thereafter .........      1,291,328
-----------------------------------
                        $ 3,027,981
===================================

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10. RENTAL INCOME - (CONTINUED)

     Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balances sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets.

     During the year ended December 31, 2002, the Operating Partnership incurred approximately $6.3 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total operating revenues on the accompanying statements of operations.

11. SEGMENT DISCLOSURE

     The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial properties located and operated within the Tri-State Area (the "Core Portfolio"). The Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Operating Partnership has Managing Directors who report directly to the Company's Co-Presidents and Chief Financial Officer who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation, decisions and performance assessment.

     The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on the Operating Partnership's consolidated statements of operations and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

     The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

     The following tables set forth the components of the Operating Partnership's revenues and expenses and other related disclosures, as required by Statement 131, for the years ended December 31 (in thousands):

                                                                                          2002
                                                                   ---------------------------------------------------
                                                                   CORE PORTFOLIO       OTHER      CONSOLIDATED TOTALS
----------------------------------------------------------------------------------------------------------------------
Revenues:
Base rents, tenant escalations and reimbursements ...............    $   489,818     $    8,264        $   498,082
Other income ....................................................          1,070          6,940              8,010
----------------------------------------------------------------------------------------------------------------------
Total Revenues ..................................................        490,888         15,204            506,092
----------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ...............................................        170,723          4,318            175,041
Marketing, general and administrative ...........................         18,686         12,892             31,578
Interest ........................................................         51,907         36,678             88,585
Depreciation and amortization ...................................        104,064          8,277            112,341
----------------------------------------------------------------------------------------------------------------------
Total Expenses ..................................................        345,380         62,165            407,545
----------------------------------------------------------------------------------------------------------------------
Income (loss) before preferred distributions, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, discontinued
 operations and extraordinary loss ..............................    $   145,508     $  (46,961)       $    98,547
======================================================================================================================
Total assets ....................................................    $ 2,685,817     $  226,235        $ 2,912,052
======================================================================================================================

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11. SEGMENT DISCLOSURE - (CONTINUED)

                                                                                          2001
                                                                   ---------------------------------------------------
                                                                   CORE PORTFOLIO       OTHER      CONSOLIDATED TOTALS
----------------------------------------------------------------------------------------------------------------------
Revenues:
Base rents, tenant escalations and reimbursements ...............    $   484,953     $    9,256        $   494,209
Other income ....................................................          4,314         16,109             20,423
----------------------------------------------------------------------------------------------------------------------
Total Revenues ..................................................        489,267         25,365            514,632
----------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ...............................................        164,357          2,934            167,291
Marketing, general and administrative ...........................         20,466          6,134             26,600
Interest ........................................................         51,376         41,679             93,055
Depreciation and amortization ...................................         94,480          7,628            102,108
----------------------------------------------------------------------------------------------------------------------
Total Expenses ..................................................        330,679         58,375            389,054
----------------------------------------------------------------------------------------------------------------------
Income (loss) before preferred distributions, minority interests, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate,
 discontinued operations and extraordinary loss .................    $   158,588     $  (33,010)       $   125,578
======================================================================================================================
Total assets ....................................................    $ 2,763,771     $  235,011        $ 2,998,782
======================================================================================================================

                                                                                          2000
                                                                   ---------------------------------------------------
                                                                   CORE PORTFOLIO       OTHER      CONSOLIDATED TOTALS
----------------------------------------------------------------------------------------------------------------------
Revenues:
Base rents, tenant escalations and reimbursements ...............    $   438,738     $    9,751        $   448,489
Other income ....................................................          1,212         33,576             34,788
----------------------------------------------------------------------------------------------------------------------
Total Revenues ..................................................        439,950         43,327            483,277
----------------------------------------------------------------------------------------------------------------------
Expenses:
Property expenses ...............................................        153,577          2,526            156,103
Marketing, general and administrative ...........................         20,414          4,615             25,029
Interest ........................................................         40,463         55,872             96,335
Depreciation and amortization ...................................         83,663          8,146             91,809
----------------------------------------------------------------------------------------------------------------------
Total Expenses ..................................................        298,117         71,159            369,276
----------------------------------------------------------------------------------------------------------------------
Income (loss) before preferred distributions, minority interests, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate, discontinued
 operations and extraordinary loss ..............................    $   141,833     $  (27,832)       $   114,001
======================================================================================================================
Total assets ....................................................    $ 2,604,494     $  395,300        $ 2,999,794
======================================================================================================================

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

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12. NON-CASH INVESTING AND FINANCING ACTIVITIES - (CONTINUED)

for 456,351 Units at an average price of $25.32 per Unit. In addition, the Company increased its general partnership interest in the Operating Partnership by acquiring 660,370 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

     During the year ended December 31, 2002, approximately 11,303 preferred units of limited partnership interest, with a liquidation preference value of approximately $11.3 million, were exchanged for 451,934 Units at an average price of $24.66 per Unit. In addition, the Company increased its general partnership interest in the Operating Partnership by acquiring 666,468 outstanding Units from certain limited partners in exchange for an equal number of shares of its Class A common stock.

13. COMMITMENTS AND CONTINGENCIES

     The Operating Partnership had outstanding undrawn letters of credit against its Credit Facility of approximately $1.0 million and $37.4 million at December 31, 2002 and 2001, respectively.

     HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates nine (formerly eleven) executive office centers in the Operating Partnership's properties, three of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 202,000 square feet and have current contractual annual base rents of approximately $6.1 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to HQ filing for bankruptcy protection it defaulted under their leases with the Operating Partnership. Further, effective March 13, 2002, the Bankruptcy Court granted HQ's petition to reject two of its leases with the Operating Partnership. The two rejected leases aggregated approximately 23,900 square feet and provided for contractual base rents of approximately $548,000 for the 2002 calendar year. Commencing April 1, 2002 and pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the two rejected leases. The Operating Partnership is in negotiation to restructure four of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted through a committee designated by the Company's Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has reserved approximately $550,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 74%, of the amounts due from HQ as of December 31, 2002. Scott H. Rechler serves as non-executive Chairman of the Board of HQ and Jon Halpern is the Chief Executive Officer and a director of HQ.

     WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased, as of December 31, 2002, approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The total annualized base rental revenue from these leases amounted to approximately $12.0 million, or 2.9% of the Operating Partnership's total 2002 annualized rental revenue, making it the Operating Partnership's second largest tenant based on base rental revenue earned on a consolidated basis. All of WorldCom's leases were current on base rental charges through December 31, 2002 and the Operating Partnership currently holds approximately $300,000 in security deposits relating to these leases. In February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Operating Partnership. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2002 calendar year. The Operating Partnership is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether WorldCom will affirm or reject

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has written off approximately $1.1 million of deferred rent receivable. In addition, the Operating Partnership reserved an additional $475,000 against the deferred rents receivable representing approximately 46% of the outstanding deferred rents receivable attributable to the remaining WorldCom leases.

     MetroMedia Fiber Network Services, Inc. ("MetroMedia"), which leased approximately 112,000 square feet in one property from the Operating Partnership, voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in May 2002. MetroMedia's lease with the Operating Partnership provided for contractual base rent of approximately $25 per square foot amounting to $2.8 million per calendar year and expired in May 2010. In July 2002, the Bankruptcy Court granted MetroMedia's petition to restructure and reduce space under its existing lease. As a result, the lease was amended to reduce MetroMedia's space by 80,357 square feet to 31,718 square feet. Annual base rent on the 31,718 square feet MetroMedia will continue to lease is $25 per square foot amounting to approximately $793,000 per annum. Further, pursuant to the Bankruptcy Court order MetroMedia is required to pay to the Operating Partnership a surrender fee of approximately $1.8 million. As a result of the foregoing, the Operating Partnership wrote-off approximately $388,000 of deferred rent receivable relating to this lease and recognized the aforementioned surrender fee.

     Arthur Andersen, LLP ("AA") leased approximately 38,000 square feet in one of the Operating Partnership's New York City buildings. AA's lease with the Operating Partnership provided for base rent of approximately $2 million on an annualized basis and expired in April 2004. AA has experienced significant financial difficulties with its business and as a result has entered into a lease termination agreement with the Operating Partnership effective November 30, 2002. In October 2002, AA paid the Operating Partnership for all base rental and other charges through November 30, 2002 and a lease termination fee of approximately $144,000. As a result of the foregoing, the Operating Partnership has written off approximately $130,000 of deferred rent receivable attributable to AA's lease.

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Operating Partnership's results of operations for each fiscal quarter during 2002 and 2001 (in thousands, except unit data):

                                                                                       2002
                                                          ---------------------------------------------------------------
                                                          FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-------------------------------------------------------------------------------------------------------------------------
Total revenues .........................................       123,794         124,778          128,678         128,842
-------------------------------------------------------------------------------------------------------------------------
Income before distributions to preferred unit holders,
 minority interests, equity in earnings of real estate
 joint ventures and service companies gain on sales of
 real estate, discontinued operations and
 extraordinary loss ....................................   $    27,878     $    25,737      $    22,778     $    22,154
Preferred unit distributions ...........................        (5,948)         (5,767)          (5,760)         (5,648)
Minority partners' interest in consolidated partnerships        (5,120)         (4,813)          (4,446)         (4,351)
Equity in earnings of real estate joint ventures and
 service companies .....................................           335             159              104             515
Gain on sales of real estate ...........................           537              --               --              --
Discontinued operations ................................           234             152            5,399            (312)
Extraordinary loss .....................................            --              --               --          (2,602)
-------------------------------------------------------------------------------------------------------------------------
Net income allocable to common unit holders ............        17,916          15,468           18,075           9,756
=========================================================================================================================
Net income allocable to:
 Class A common units (a) ..............................   $    14,093     $    12,211      $    14,275     $     7,707
 Class B common units (a) ..............................         3,823           3,257            3,800           2,049
-------------------------------------------------------------------------------------------------------------------------
Total ..................................................   $    17,916     $    15,468      $    18,075     $     9,756
=========================================================================================================================
Net income per weighted average common unit:
 Class A common (a) ....................................   $       .25     $       .21      $       .25     $       .14
 Class B common (a) ....................................   $       .37     $       .32      $       .38     $       .21
-------------------------------------------------------------------------------------------------------------------------
Weighted average common units outstanding:
 Class A common ........................................    57,520,000      58,275,000       56,802,000      55,660,000
 Class B common ........................................    10,284,000      10,284,000       10,101,000       9,915,000

(a) The net income allocable to common unit holders for the first, second and third quarters as previously reported has been adjusted to record the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership. These amounts aggregated approximately $.95 million, $.94 million and $1.1 million, respectively. Such amounts also adjusted net income per weighted average common unit as follows:

                           First Quarter   Second Quarter   Third Quarter
                          --------------- ---------------- --------------
Class A common ..........    $   (.01)       $   (.01)       $   (.02)
Class B common ..........    $   (.02)       $   (.02)       $   (.03)

                      RECKSON OPERATING PARTNERSHIP, L. P.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                                                                           2001
                                                              ---------------------------------------------------------------
                                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
-----------------------------------------------------------------------------------------------------------------------------
Total revenues .............................................   $   129,548     $   130,750      $   130,695     $   123,639
=============================================================================================================================
Income before distributions to preferred unit holders,
 minority interests, valuation reserves, equity in
 earnings of real estate joint ventures and service
 companies, gain on sales of real estate, discontinued
 operations and extraordinary loss .........................   $    35,525     $    32,363      $    30,375     $    27,315
Preferred unit distributions ...............................        (6,085)         (5,928)          (5,996)         (5,968)
Minority partners' interest in consolidated partnerships            (5,755)         (4,065)          (3,065)         (3,090)
Valuation reserves on investments in affiliate loans and
 joint ventures and other investments ......................            --              --         (163,000)         (3,101)
Equity in earnings of real estate joint ventures and
 service companies .........................................           398             801              505             383
Gain on sales of real estate ...............................            --              --              972          19,201
Discontinued operations ....................................           322             263              208             377
Extraordinary loss .........................................            --              --           (2,898)             --
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) allocable to common unit holders .........   $    24,405     $    23,434      $  (142,899)    $    35,117
=============================================================================================================================
Net income (loss) allocable to:
 Class A common units ......................................   $    18,765     $    18,535      $  (112,159)    $    27,576
 Class B common units ......................................         5,640           4,899          (30,740)          7,541
-----------------------------------------------------------------------------------------------------------------------------
Total ......................................................   $    24,405     $    23,434      $  (142,899)    $    35,117
=============================================================================================================================
Net income (loss) per weighted average common unit:
 Class A common ............................................   $       .35     $       .34      $     (1.96)    $       .48
 Class B common ............................................   $       .55     $       .48      $     (2.99)    $       .73
Weighted average common units outstanding:
 Class A common ............................................    53,177,000      54,984,000       57,368,000      57,499,000
 Class B common ............................................    10,284,000      10,284,000       10,284,000      10,284,000

                       RECKSON OPERATING PARTNERSHIP, L.P.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                            COLUMN B                 COLUMN C
                       --------                            --------                 --------
                                                                                  INITIAL COST
                                                                           --------------------------
                                                                                        BUILDINGS AND
                      DESCRIPTION                         ENCUMBRANCE        LAND        IMPROVEMENTS
                      -----------                         -----------        ----       -------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................          --         $ 1,940         $ 9,955
 85 Nicon Court Hauppauge, New York ..................          --             797           2,818
 104 Parkway Drive So., Hauppauge, New York ..........          --              54             804
 125 Ricefield Lane Hauppauge, New York ..............          --              13             852
 120 Ricefield Lane Hauppauge, New York ..............          --              16           1,051
 135 Ricefield Lane Hauppauge, New York ..............          --              24             906
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................          --             930 (B)      20,619
 425 Rabro Drive Hauppauge, New York .................          --             665           3,489
 600 Old Willets Path Hauppauge, New York ............          --             295           3,521
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................       2,616 (C)       1,263          13,608
 120 Wilbur Place Islip, New York ....................          --             202           1,154
 2004 Orville Drive North Islip, New York ............          --             633           4,226
 2005 Orville Drive North Islip, New York ............          --             984           5,410
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................          --             628           3,686
 30 Hub Drive Melville, New York .....................          --             469           1,571
 32 Windsor Place, Islip, New York ...................          --              32             321
 42 Windsor Place Islip, New York ....................          --              48             327
 505 Walt Whitman Rd., Huntington, New York ..........          --             140              42
 1170 Northern Blvd., N. Great Neck, New York ........          --              30              99
 50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................          --                (A)       12,089
 200 Broadhollow Road Melville, New York .............          --             338           3,354
 48 South Service Road Melville, New York ............          --           1,652          10,245
 395 North Service Road Melville, New York ...........      19,709                (A)       15,551
 6800 Jericho Turnpike Syosset, New York .............      13,922             582           6,566
 6900 Jericho Turnpike Syosset, New York .............       7,348             385           4,228

                       COLUMN A                               COLUMN D                    COLUMN E                COLUMN F
                       --------                               --------                    --------                --------
                                                         COST CAPITALIZED,
                                                           SUBSEQUENT TO           GROSS AMOUNT AT WHICH
                                                            ACQUISITION          CARRIED AT CLOSE OF PERIOD
                                                       ----------------------  -----------------------------
                                                               BUILDINGS AND           BUILDINGS AND             ACCUMULATED
                      DESCRIPTION                       LAND    IMPROVEMENTS    LAND    IMPROVEMENTS    TOTAL   DEPRECIATION
                      -----------                       ----  ---------------   ----   -------------    -----   ------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................  173        14,258      2,113       24,213      26,326      16,514
 85 Nicon Court Hauppauge, New York ..................   --           243        797        3,061       3,858         684
 104 Parkway Drive So., Hauppauge, New York ..........   --           236         54        1,040       1,094         232
 125 Ricefield Lane Hauppauge, New York ..............   --           332         13        1,184       1,197         425
 120 Ricefield Lane Hauppauge, New York ..............   --           422         16        1,473       1,489         320
 135 Ricefield Lane Hauppauge, New York ..............   --           473         24        1,379       1,403         529
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................   --         4,011        930       24,630      25,560       5,385
 425 Rabro Drive Hauppauge, New York .................   --           398        665        3,887       4,552         732
 600 Old Willets Path Hauppauge, New York ............   --           727        295        4,248       4,543         788
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................   --        11,814      1,263       25,422      26,685      17,794
 120 Wilbur Place Islip, New York ....................    8           247        210        1,401       1,611         234
 2004 Orville Drive North Islip, New York ............   --         1,431        633        5,657       6,290       1,689
 2005 Orville Drive North Islip, New York ............   --         1,176        984        6,586       7,570       1,071
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................   --         2,848        628        6,534       7,162       5,264
 30 Hub Drive Melville, New York .....................   --           324        469        1,895       2,364         525
 32 Windsor Place, Islip, New York ...................   --            46         32          367         399         367
 42 Windsor Place Islip, New York ....................   --           700         48        1,027       1,075         857
 505 Walt Whitman Rd., Huntington, New York ..........   --            59        140          101         241          88
 1170 Northern Blvd., N. Great Neck, New York ........   --           187         30          286         316         133
 50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................   --         5,973          0       18,062      18,062      11,458
 200 Broadhollow Road Melville, New York .............   --         3,562        338        6,916       7,254       4,726
 48 South Service Road Melville, New York ............   --         5,611      1,652       15,856      17,508       9,189
 395 North Service Road Melville, New York ...........   --         7,575          0       23,126      23,126      13,405
 6800 Jericho Turnpike Syosset, New York .............   --        10,092        582       16,658      17,240      11,083
 6900 Jericho Turnpike Syosset, New York .............   --         3,931        385        8,159       8,544       5,035

                       COLUMN A                           COLUMN G      COLUMN H     COLUMN I
                       --------                           --------      --------     --------
                                                                                   LIFE ON WHICH
                                                           DATE OF        DATE     DEPRECIATION
                      DESCRIPTION                       CONSTRUCTION    ACQUIRED    IS COMPUTED
                      -----------                       ------------   ---------  --------------
Vanderbilt Industrial Park, Hauppauge, New York
 (27 buildings in an industrial park) ................    1961-1979    1961-1979  10 - 30 Years
 85 Nicon Court Hauppauge, New York ..................         1984         1995  10 - 30 Years
 104 Parkway Drive So., Hauppauge, New York ..........         1985         1996  10 - 30 Years
 125 Ricefield Lane Hauppauge, New York ..............         1973         1996  10 - 30 Years
 120 Ricefield Lane Hauppauge, New York ..............         1983         1996  10 - 30 Years
 135 Ricefield Lane Hauppauge, New York ..............         1981         1996  10 - 30 Years
 1997 Portfolio Acquisition, Hauppauge, New York
 (10 additional buildings in Vanderbilt Industrial
  Park) ..............................................    1974-1982         1997  10 - 30 Years
 425 Rabro Drive Hauppauge, New York .................         1980         1997  10 - 30 Years
 600 Old Willets Path Hauppauge, New York ............         1999         1999  10 - 30 Years
Airport International Plaza, Islip, New York
 (17 buildings in an industrial park) ................    1970-1988    1970-1988  10 - 30 Years
 120 Wilbur Place Islip, New York ....................         1972         1998  10 - 30 Years
 2004 Orville Drive North Islip, New York ............         1998         1996  10 - 30 Years
 2005 Orville Drive North Islip, New York ............         1999         1996  10 - 30 Years
County Line Industrial Center, Melville, New York
 (3 buildings in an industrial park) .................    1975-1979    1975-1979  10 - 30 Years
 30 Hub Drive Melville, New York .....................         1976         1996  10 - 30 Years
 32 Windsor Place, Islip, New York ...................         1971         1971  10 - 30 Years
 42 Windsor Place Islip, New York ....................         1972         1972  10 - 30 Years
 505 Walt Whitman Rd., Huntington, New York ..........         1950         1968  10 - 30 Years
 1170 Northern Blvd., N. Great Neck, New York ........         1947         1962  10 - 30 Years
 50 Charles Lindbergh Blvd., Mitchel Field, New
 York ................................................         1984         1984  10 - 30 Years
 200 Broadhollow Road Melville, New York .............         1981         1981  10 - 30 Years
 48 South Service Road Melville, New York ............         1986         1986  10 - 30 Years
 395 North Service Road Melville, New York ...........         1988         1988  10 - 30 Years
 6800 Jericho Turnpike Syosset, New York .............         1977         1978  10 - 30 Years
 6900 Jericho Turnpike Syosset, New York .............         1982         1982  10 - 30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                           COLUMN B              COLUMN C
                       --------                           --------              --------
                                                                                INITIAL COST
                                                                        --------------------------
                                                                                     BUILDINGS AND
                      DESCRIPTION                       ENCUMBRANCE       LAND        IMPROVEMENTS
                      -----------                       -----------       ----       -------------
300 Motor Parkway Hauppauge, New York ................         --          276            1,136
88 Duryea Road Melville, New York ....................         --          200            1,565
210 Blydenburgh Road Islandia, New York ..............         --           11              158
208 Blydenburgh Road Islandia, New York ..............         --           12              192
71 Hoffman Lane Islandia, New York ...................         --           19              260
933 Motor Parkway Hauppauge, New York ................         --          106              375
85 South Service Road Plainview, New York ............         --           24              145
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................     53,864             (A)        67,221
135 Fell Court Islip, New York .......................         --          462            1,265
40 Cragwood Road South Plainfield, New Jersey ........         --          725            7,131
110 Marcus Drive Huntington, New York ................         --          390            1,499
333 East Shore Road Great Neck, New York .............         --             (A)           564
310 East Shore Road Great Neck, New York .............         --          485            2,009
70 Schmitt Blvd. Farmingdale, New York ...............         --          727            3,408
19 Nicholas Drive Yaphank, New York ..................         --          160            7,399
1516 Motor Parkway Hauppauge, New York ...............         --          603            6,722
35 Pinelawn Road Melville, New York ..................         --          999            7,073
520 Broadhollow Road Melville, New York ..............         --          457            5,572
1660 Walt Whitman Road Melville, New York ............         --          370            5,072
70 Maxess Road Melville, New York ....................         --          367            1,859
20 Melville Park Rd., Melville, New York .............         --          391            2,650
105 Price Parkway Farmingdale, New York ..............         --        2,030            6,327
48 Harbor Park Drive Port Washington, New York .......         --        1,304            2,247
60 Charles Lindbergh Mitchel Field, New York .........         --             (A)        20,800
505 White Plains Road Tarrytown, New York ............         --          210            1,332
555 White Plains Road Tarrytown, New York ............         --          712            4,133
560 White Plains Road Tarrytown, New York ............         --        1,521            8,756
580 White Plains Road Tarrytown, New York ............     12,685        2,414           14,595
660 White Plains Road Tarrytown, New York ............         --        3,929           22,640
Landmark Square Stamford, Connecticut ................     45,090        11,603          64,466

                       COLUMN A                                 COLUMN D                       COLUMN E
                       --------                                 --------                       --------
                                                           COST CAPITALIZED,
                                                             SUBSEQUENT TO             GROSS AMOUNT AT WHICH
                                                              ACQUISITION            CARRIED AT CLOSE OF PERIOD
                                                         -----------------------   -------------------------------
                                                                   BUILDINGS AND            BUILDINGS AND
                      DESCRIPTION                         LAND      IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
                      -----------                         ----     -------------    ----    -------------    -----
300 Motor Parkway Hauppauge, New York ................    --            1,833         276        2,969        3,245
88 Duryea Road Melville, New York ....................    --              823         200        2,388        2,588
210 Blydenburgh Road Islandia, New York ..............    --              175          11          333          344
208 Blydenburgh Road Islandia, New York ..............    --              188          12          380          392
71 Hoffman Lane Islandia, New York ...................    --              206          19          466          485
933 Motor Parkway Hauppauge, New York ................    --              411         106          786          892
85 South Service Road Plainview, New York ............    --               13          24          158          182
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................    --           22,053           0       89,274       89,274
135 Fell Court Islip, New York .......................    --              273         462        1,538        2,000
40 Cragwood Road South Plainfield, New Jersey ........    --            6,034         725       13,165       13,890
110 Marcus Drive Huntington, New York ................    --              107         390        1,606        1,996
333 East Shore Road Great Neck, New York .............    --              456           0        1,020        1,020
310 East Shore Road Great Neck, New York .............    --            2,344         485        4,353        4,838
70 Schmitt Blvd. Farmingdale, New York ...............    --               33         727        3,441        4,168
19 Nicholas Drive Yaphank, New York ..................     5            6,160         165       13,559       13,724
1516 Motor Parkway Hauppauge, New York ...............    --              472         603        7,194        7,797
35 Pinelawn Road Melville, New York ..................    --            2,786         999        9,859       10,858
520 Broadhollow Road Melville, New York ..............      (1)         2,794         456        8,366        8,822
1660 Walt Whitman Road Melville, New York ............    --            1,102         370        6,174        6,544
70 Maxess Road Melville, New York ....................    95            2,957         462        4,816        5,278
20 Melville Park Rd., Melville, New York .............    --              106         391        2,756        3,147
105 Price Parkway Farmingdale, New York ..............    --              469       2,030        6,796        8,826
48 Harbor Park Drive Port Washington, New York .......    --              520       1,304        2,767        4,071
60 Charles Lindbergh Mitchel Field, New York .........    --            4,198           0       24,998       24,998
505 White Plains Road Tarrytown, New York ............    --              342         210        1,674        1,884
555 White Plains Road Tarrytown, New York ............    51            4,656         763        8,789        9,552
560 White Plains Road Tarrytown, New York ............      (1)         4,479       1,520       13,235       14,755
580 White Plains Road Tarrytown, New York ............    --            3,553       2,414       18,148       20,562
660 White Plains Road Tarrytown, New York ............    45            6,431       3,974       29,071       33,045
Landmark Square Stamford, Connecticut ................    832          31,464      12,435       95,930      108,365

                       COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
                       --------                           --------       --------     --------     --------
                                                                                                 LIFE ON WHICH
                                                         ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                       DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
                      -----------                       ------------   ------------   --------   -------------
300 Motor Parkway Hauppauge, New York ................      1,775             1979     1979     10 - 30 Years
88 Duryea Road Melville, New York ....................      1,496             1980     1980     10 - 30 Years
210 Blydenburgh Road Islandia, New York ..............        315             1969     1969     10 - 30 Years
208 Blydenburgh Road Islandia, New York ..............        344             1969     1969     10 - 30 Years
71 Hoffman Lane Islandia, New York ...................        433             1970     1970     10 - 30 Years
933 Motor Parkway Hauppauge, New York ................        692             1973     1973     10 - 30 Years
85 South Service Road Plainview, New York ............        153             1961     1961     10 - 30 Years
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ................................................     30,782             1990     1995     10 - 30 Years
135 Fell Court Islip, New York .......................        509             1965     1992     10 - 30 Years
40 Cragwood Road South Plainfield, New Jersey ........      8,397             1970     1983     10 - 30 Years
110 Marcus Drive Huntington, New York ................      1,310             1980     1980     10 - 30 Years
333 East Shore Road Great Neck, New York .............        700             1976     1976     10 - 30 Years
310 East Shore Road Great Neck, New York .............      2,277             1981     1981     10 - 30 Years
70 Schmitt Blvd. Farmingdale, New York ...............        845             1965     1995     10 - 30 Years
19 Nicholas Drive Yaphank, New York ..................      2,556             1989     1995     10 - 30 Years
1516 Motor Parkway Hauppauge, New York ...............      1,737             1981     1995     10 - 30 Years
35 Pinelawn Road Melville, New York ..................      2,802             1980     1995     10 - 30 Years
520 Broadhollow Road Melville, New York ..............      2,723             1978     1995     10 - 30 Years
1660 Walt Whitman Road Melville, New York ............      1,417             1980     1995     10 - 30 Years
70 Maxess Road Melville, New York ....................      1,239             1967     1995     10 - 30 Years
20 Melville Park Rd., Melville, New York .............        603             1965     1996     10 - 30 Years
105 Price Parkway Farmingdale, New York ..............      1,632             1969     1996     10 - 30 Years
48 Harbor Park Drive Port Washington, New York .......        563             1976     1996     10 - 30 Years
60 Charles Lindbergh Mitchel Field, New York .........      6,078             1989     1996     10 - 30 Years
505 White Plains Road Tarrytown, New York ............        497             1974     1996     10 - 30 Years
555 White Plains Road Tarrytown, New York ............      3,554             1972     1996     10 - 30 Years
560 White Plains Road Tarrytown, New York ............      3,606             1980     1996     10 - 30 Years
580 White Plains Road Tarrytown, New York ............      5,294             1997     1996     10 - 30 Years
660 White Plains Road Tarrytown, New York ............      7,976             1983     1996     10 - 30 Years
Landmark Square Stamford, Connecticut ................     19,337        1973-1984     1996     10 - 30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                        COLUMN A                           COLUMN B                  COLUMN C
                        --------                           --------                  --------
                                                                                    INITIAL COST
                                                                            --------------------------
                                                                                         BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE         LAND         IMPROVEMENTS
                      -----------                        -----------         ----        -------------
110 Bi -County Blvd. Farmingdale, New York ............      3,635           2,342            6,665
One Eagle Rock, East Hanover, New Jersey ..............         --             803            7,563
710 Bridgeport Avenue Shelton, Connecticut ............         --           5,405           21,620
101 JFK Expressway Short Hills, New Jersey ............         --           7,745           43,889
10 Rooney Circle West Orange, New Jersey ..............         --           1,302            4,615
Executive Hill Office Park West Orange, New Jersey              --           7,629           31,288
3 University Plaza Hackensack, New Jersey .............         --           7,894           11,846
150 Motor Parkway Hauppauge, New York .................         --           1,114           20,430
Reckson Executive Park Ryebrook, New York .............         --          18,343           55,028
University Square Princeton, New Jersey ...............         --           3,288            8,888
100 Andrews Road Hicksville, New York .................         --           2,337            1,711
80 Grasslands Elmsford, New York ......................         --           1,208            6,728
65 Marcus Drive Melville, New York ....................         --             295            1,966
100 Forge Way Rockaway, New Jersey ....................         --             315              902
200 Forge Way Rockaway, New Jersey ....................         --           1,128            3,228
300 Forge Way Rockaway, New Jersey ....................         --             376            1,075
400 Forge Way Rockaway, New Jersey ....................         --           1,142            3,267
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................         --                (A)        27,975
100 Summit Drive Valhalla, New York ...................     19,101           3,007           41,351
115/117 Stevens Avenue Valhalla, New York .............         --           1,094           22,490
200 Summit Lake Drive Valhalla, New York ..............     19,373           4,343           37,305
140 Grand Street White Plains, New York ...............         --           1,932           18,744
500 Summit Lake Drive Valhalla, New York ..............         --           7,052           37,309
99 Cherry Hill Road Parsippany, New Jersey ............         --           2,360            7,508
119 Cherry Hill Road Parsippany, New Jersey ...........         --           2,512            7,622
45 Melville Park Road Melville, New York ..............         --             355            1,487
500 Saw Mill River Road Elmsford, New York ............         --           1,542            3,796
120 W.45th Street New York, New York ..................     64,263          28,757          162,809
1255 Broad Street Clifton, New Jersey .................         --           1,329           15,869
810 7th Avenue New York, New York .....................     82,854          26,984 (A)      152,767

                        COLUMN A                                      COLUMN D                        COLUMN E
                        --------                                      --------                        --------
                                                                 COST CAPITALIZED,
                                                                   SUBSEQUENT TO               GROSS AMOUNT AT WHICH
                                                                    ACQUISITION              CARRIED AT CLOSE OF PERIOD
                                                             --------------------------   -------------------------------
                                                                          BUILDINGS AND            BUILDINGS AND
                      DESCRIPTION                             LAND         IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
                      -----------                             ----        -------------    ----    -------------    -----
110 Bi -County Blvd. Farmingdale, New York ............          --              406       2,342        7,071        9,413
One Eagle Rock, East Hanover, New Jersey ..............          --            3,151         803       10,714       11,517
710 Bridgeport Avenue Shelton, Connecticut ............           7              946       5,412       22,566       27,978
101 JFK Expressway Short Hills, New Jersey ............      (3,098)         (16,116)      4,647       27,773       32,420
10 Rooney Circle West Orange, New Jersey ..............           1            1,002       1,303        5,617        6,920
Executive Hill Office Park West Orange, New Jersey                4            2,778       7,633       34,066       41,699
3 University Plaza Hackensack, New Jersey .............          --            2,684       7,894       14,530       22,424
150 Motor Parkway Hauppauge, New York .................          --            3,479       1,114       23,909       25,023
Reckson Executive Park Ryebrook, New York .............          --            4,550      18,343       59,578       77,921
University Square Princeton, New Jersey ...............            (1)         1,694       3,287       10,582       13,869
100 Andrews Road Hicksville, New York .................         151            5,742       2,488        7,453        9,941
80 Grasslands Elmsford, New York ......................          --              606       1,208        7,334        8,542
65 Marcus Drive Melville, New York ....................          56              954         351        2,920        3,271
100 Forge Way Rockaway, New Jersey ....................          --               98         315        1,000        1,315
200 Forge Way Rockaway, New Jersey ....................          --              483       1,128        3,711        4,839
300 Forge Way Rockaway, New Jersey ....................          --              254         376        1,329        1,705
400 Forge Way Rockaway, New Jersey ....................          --              187       1,142        3,454        4,596
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................          --            4,292           0       32,267       32,267
100 Summit Drive Valhalla, New York ...................          --            4,879       3,007       46,230       49,237
115/117 Stevens Avenue Valhalla, New York .............          --            1,911       1,094       24,401       25,495
200 Summit Lake Drive Valhalla, New York ..............          --            4,010       4,343       41,315       45,658
140 Grand Street White Plains, New York ...............            (1)           300       1,931       19,044       20,975
500 Summit Lake Drive Valhalla, New York ..............          --            7,837       7,052       45,146       52,198
99 Cherry Hill Road Parsippany, New Jersey ............           5            1,330       2,365        8,838       11,203
119 Cherry Hill Road Parsippany, New Jersey ...........           6            1,097       2,518        8,719       11,237
45 Melville Park Road Melville, New York ..............            (1)         1,825         354        3,312        3,666
500 Saw Mill River Road Elmsford, New York ............          --              205       1,542        4,001        5,543
120 W.45th Street New York, New York ..................       7,721 (D)        3,756      36,478      166,565      203,043
1255 Broad Street Clifton, New Jersey .................          --            4,077       1,329       19,946       21,275
810 7th Avenue New York, New York .....................         117           13,920      27,101      166,687      193,788

                        COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
                        --------                           --------       --------     --------     --------
                                                                                                  LIFE ON WHICH
                                                          ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
                      -----------                        ------------   ------------   --------   -------------
110 Bi -County Blvd. Farmingdale, New York ............      1,508             1984     1997     10 - 30 Years
One Eagle Rock, East Hanover, New Jersey ..............      3,087             1986     1997     10 - 30 Years
710 Bridgeport Avenue Shelton, Connecticut ............      4,493        1971-1979     1997     10 - 30 Years
101 JFK Expressway Short Hills, New Jersey ............      5,132             1981     1997     10 - 30 Years
10 Rooney Circle West Orange, New Jersey ..............      1,096             1971     1997     10 - 30 Years
Executive Hill Office Park West Orange, New Jersey           6,337        1978-1984     1997     10 - 30 Years
3 University Plaza Hackensack, New Jersey .............      3,136             1985     1997     10 - 30 Years
150 Motor Parkway Hauppauge, New York .................      5,028             1984     1997     10 - 30 Years
Reckson Executive Park Ryebrook, New York .............     10,587        1983-1986     1997     10 - 30 Years
University Square Princeton, New Jersey ...............      1,774             1987     1997     10 - 30 Years
100 Andrews Road Hicksville, New York .................      1,897             1954     1996     10 - 30 Years
80 Grasslands Elmsford, New York ......................      1,389        1989/1964     1997     10 - 30 Years
65 Marcus Drive Melville, New York ....................        724             1968     1996     10 - 30 Years
100 Forge Way Rockaway, New Jersey ....................        190             1986     1998     10 - 30 Years
200 Forge Way Rockaway, New Jersey ....................        630             1989     1998     10 - 30 Years
300 Forge Way Rockaway, New Jersey ....................        328             1989     1998     10 - 30 Years
400 Forge Way Rockaway, New Jersey ....................        580             1989     1998     10 - 30 Years
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................      7,035             1981     1998     10 - 30 Years
100 Summit Drive Valhalla, New York ...................      8,114             1988     1998     10 - 30 Years
115/117 Stevens Avenue Valhalla, New York .............      3,928             1984     1998     10 - 30 Years
200 Summit Lake Drive Valhalla, New York ..............      6,718             1990     1998     10 - 30 Years
140 Grand Street White Plains, New York ...............      3,078             1991     1998     10 - 30 Years
500 Summit Lake Drive Valhalla, New York ..............      7,159             1986     1998     10 - 30 Years
99 Cherry Hill Road Parsippany, New Jersey ............      1,340             1982     1998     10 - 30 Years
119 Cherry Hill Road Parsippany, New Jersey ...........      1,425             1982     1998     10 - 30 Years
45 Melville Park Road Melville, New York ..............        763             1998     1998     10 - 30 Years
500 Saw Mill River Road Elmsford, New York ............        670             1968     1998     10 - 30 Years
120 W.45th Street New York, New York ..................     20,103             1998     1999     10 - 30 Years
1255 Broad Street Clifton, New Jersey .................      2,922             1999     1999     10 - 30 Years
810 7th Avenue New York, New York .....................     20,037             1970     1999     10 - 30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                       COLUMN A                          COLUMN B                COLUMN C
                       --------                          --------                --------
                                                                               INITIAL COST
                                                                        -----------------------------
                                                                                        BUILDINGS AND
                     DESCRIPTION                       ENCUMBRANCE         LAND          IMPROVEMENTS
                     -----------                       -----------         ----         -------------
120 Mineola Blvd. Mineola, New York .................          --            1,869            10,603
100 Wall Street New York, New York ..................      35,904           11,749            66,517
One Orlando Orlando, Florida ........................      38,366            9,386            51,136
1350 Avenue of the Americas New York, New York             74,631           19,222           109,168
919 3rd. Avenue New York, New York ..................     246,651          101,644 (A)       205,736
538 Broadhollow Road Melville, New York .............          --            3,900            21,413
360 Hamilton Avenue White Plains, New York ..........          --            2,838            34,606
492 River Road Nutley, New Jersey ...................          --            2,615             5,102
275 Broadhollow Road Melville, New York .............          --            3,850            12,958
400 Garden City Plaza Garden City, New York .........          --            9,081            17,004
90 Merrick Avenue East Meadow, New York .............          --                 (A)         23,804
120 White Plains Road Tarrytown, New York ...........          --            3,852            24,861
100 White Plains Road Tarrytown, New York ...........          --               79               472
51 JFK Parkway Short Hills, New Jersey ..............          --           10,053            62,504
680 Washington Blvd Stamford, Connecticut ...........          --            4,561            23,698
750 Washington Blvd Stamford, Connecticut ...........          --            7,527            31,940
1305 Walt Whitman Road Melville, New York ...........          --            3,934            24,040
50 Marcus Drive Melville, New York ..................          --              930            13,600
100 Grasslands Road Elmsford, New York ..............          --              289             3,382
2002 Orville Drive North Bohemia, New York ..........          --            1,950             9,959
390 Motor Parkway Hauppauge, New York ...............          --              240             5,787
58 South Service Road Melville, New York ............          --            1,061
400 Moreland Road Commack, New York .................          --              343             1,219
103 JFK Parkway Short Hills, New Jersey .............          --            3,098            18,011
Land held for development ...........................          --           92,924                --
Developments in progress ............................          --               --            28,311
Other property ......................................          --               --                --
                                                          -------          -------           -------
Total ...............................................    $740,012      $   483,555        $1,968,635
                                                         ========      ===========        ==========
                       COLUMN A                               COLUMN D                          COLUMN E
                       --------                               --------                          --------
                                                          COST CAPITALIZED,
                                                            SUBSEQUENT TO                GROSS AMOUNT AT WHICH
                                                             ACQUISITION               CARRIED AT CLOSE OF PERIOD
                                                        ----------------------    ------------------------------------
                                                                 BUILDINGS AND              BUILDINGS AND
                     DESCRIPTION                         LAND     IMPROVEMENTS     LAND      IMPROVEMENTS      TOTAL
                     -----------                         ----    -------------     ----     -------------      -----
120 Mineola Blvd. Mineola, New York .................        5         1,041        1,874         11,644        13,518
100 Wall Street New York, New York ..................       93         9,798       11,842         76,315        88,157
One Orlando Orlando, Florida ........................       32         3,779        9,418         54,915        64,333
1350 Avenue of the Americas New York, New York              --        18,037       19,222        127,205       146,427
919 3rd. Avenue New York, New York ..................   12,795        86,412      114,439        292,148       406,587
538 Broadhollow Road Melville, New York .............       --         1,038        3,900         22,451        26,351
360 Hamilton Avenue White Plains, New York ..........       --        21,351        2,838         55,957        58,795
492 River Road Nutley, New Jersey ...................       --         4,145        2,615          9,247        11,862
275 Broadhollow Road Melville, New York .............       --           312        3,850         13,270        17,120
400 Garden City Plaza Garden City, New York .........       --           667        9,081         17,671        26,752
90 Merrick Avenue East Meadow, New York .............       --         1,111            0         24,915        24,915
120 White Plains Road Tarrytown, New York ...........       --           359        3,852         25,220        29,072
100 White Plains Road Tarrytown, New York ...........       --            79           79            551           630
51 JFK Parkway Short Hills, New Jersey ..............        1           824       10,054         63,328        73,382
680 Washington Blvd Stamford, Connecticut ...........       --           168        4,561         23,866        28,427
750 Washington Blvd Stamford, Connecticut ...........       --           139        7,527         32,079        39,606
1305 Walt Whitman Road Melville, New York ...........       --            41        3,934         24,081        28,015
50 Marcus Drive Melville, New York ..................       65         4,912          995         18,512        19,507
100 Grasslands Road Elmsford, New York ..............       --         1,214          289          4,596         4,885
2002 Orville Drive North Bohemia, New York ..........       --           254        1,950         10,213        12,163
390 Motor Parkway Hauppauge, New York ...............       --           833          240          6,620         6,860
58 South Service Road Melville, New York ............    6,886        42,218        7,947         42,218        50,165
400 Moreland Road Commack, New York .................    1,141         1,510        1,484          2,729         4,213
103 JFK Parkway Short Hills, New Jersey .............      217         9,585        3,315         27,596        30,911
Land held for development ...........................       --            --       92,924                       92,924
Developments in progress ............................       --            --                      28,311        28,311
Other property ......................................       --        18,650                      18,650        18,650
                                                        ------        ------                     -------       -------
Total ...............................................  $27,409      $474,928     $510,964     $2,443,563    $2,954,527
                                                       =======      ========     ========     ==========    ==========
                       COLUMN A                          COLUMN F       COLUMN G      COLUMN H     COLUMN I
                       --------                          --------       --------      --------     --------
                                                                                                 LIFE ON WHICH
                                                        ACCUMULATED      DATE OF        DATE     DEPRECIATION
                     DESCRIPTION                       DEPRECIATION   CONSTRUCTION    ACQUIRED    IS COMPUTED
                     -----------                       ------------   ------------    --------   -------------
120 Mineola Blvd. Mineola, New York .................       1,500        1977            1999   10 - 30 Years
100 Wall Street New York, New York ..................       9,382        1969            1999   10 - 30 Years
One Orlando Orlando, Florida ........................       6,566        1987            1999   10 - 30 Years
1350 Avenue of the Americas New York, New York             12,397        1966            2000   10 - 30 Years
919 3rd. Avenue New York, New York ..................      16,375        1970            2000   10 - 30 Years
538 Broadhollow Road Melville, New York .............       1,802        2000            2000   10 - 30 Years
360 Hamilton Avenue White Plains, New York ..........       6,319        2000            2000   10 - 30 Years
492 River Road Nutley, New Jersey ...................         924        2000            2000   10 - 30 Years
275 Broadhollow Road Melville, New York .............       1,813        1970            1997   10 - 30 Years
400 Garden City Plaza Garden City, New York .........       2,166        1989            1997   10 - 30 Years
90 Merrick Avenue East Meadow, New York .............       3,563        1985            1997   10 - 30 Years
120 White Plains Road Tarrytown, New York ...........       3,076        1984            1997   10 - 30 Years
100 White Plains Road Tarrytown, New York ...........          39        1984            1997   10 - 30 Years
51 JFK Parkway Short Hills, New Jersey ..............       7,619        1988            1998   10 - 30 Years
680 Washington Blvd Stamford, Connecticut ...........       2,883        1989            1998   10 - 30 Years
750 Washington Blvd Stamford, Connecticut ...........       3,738        1989            1998   10 - 30 Years
1305 Walt Whitman Road Melville, New York ...........       3,043        1999            1999   10 - 30 Years
50 Marcus Drive Melville, New York ..................       1,106        2001            1998   10 - 30 Years
100 Grasslands Road Elmsford, New York ..............         460        2001            1997   10 - 30 Years
2002 Orville Drive North Bohemia, New York ..........         919        2001            1996   10 - 30 Years
390 Motor Parkway Hauppauge, New York ...............       1,046        2001            1997   10 - 30 Years
58 South Service Road Melville, New York ............       1,308        2001            1998   10 - 30 Years
400 Moreland Road Commack, New York .................          41        2002            1997   10 - 30 Years
103 JFK Parkway Short Hills, New Jersey .............       2,854        2002            1997   10 - 30 Years
Land held for development ...........................                     N/A         Various   N/A
Developments in progress ............................          --
Other property ......................................       2,713
                                                           ------
Total ...............................................    $445,029
                                                         ========

----------
A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B The land parcel on which the building and improvements were constructed for one property is subject to a ground lease.
C The Encumbrance of $2,616 is related to one property.
D Includes costs incurred to acquire the lessor's rights to an air rights lease agreement.
The aggregate cost of Federal Income Tax purposes was approximately $2,191 million at December 31, 2002.

                      RECKSON OPERATING PARTNERSHIP, L. P.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2002 are as follows:

                                                                   2002             2001             2000
                                                               -----------      -----------      -----------
Real estate balance at beginning of period ................    $ 2,880,879      $ 2,770,607      $ 2,208,399
Improvements / revaluations ...............................         91,900          193,492          166,260
Disposal, including write-off of fully depreciated building
 improvements .............................................        (18,252)         (83,220)         (52,092)
Acquisitions ..............................................             --               --          448,040
                                                               -----------      -----------      -----------
Balance at end of period ..................................    $ 2,954,527      $ 2,880,879      $ 2,770,607
                                                               ===========      ===========      ===========

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2002 are as follows:

                                                                  2002           2001           2000
                                                               ---------      ---------      ---------
Balance at beginning of period ............................    $ 357,112      $ 284,315      $ 215,112
Depreciation for period ...................................       91,940         83,316         71,478
Disposal, including write-off of fully depreciated building
 improvements .............................................       (4,023)       (10,519)        (2,275)
                                                               ---------      ---------      ---------
Balance at end of period ..................................    $ 445,029      $ 357,112      $ 284,315
                                                               =========      =========      =========

Index to Exhibits

EXHIBIT      FILING
NUMBER     REFERENCE                                     DESCRIPTION
--------- ----------- --------------------------------------------------------------------------------
 3.1           a      Amended and Restated Agreement of Limited Partnership of the Registrant
 3.2           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series A Preferred Units of Limited Partnership
                      Interest
 3.3           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series B Preferred Units of Limited Partnership
                      Interest
 3.4           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series C Preferred Units of Limited Partnership
                      Interest
 3.5           e      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series D Preferred Units of Limited Partnership
                      Interest
 3.6           g      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series B Common Units of Limited Partnership
                      Interest
 3.7           g      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series E Preferred Partnership Units of Limited
                      Partnership
 3.8           j      Supplement to the Amended and Restated Agreement of Limited Partnership of
                      the Registrant Establishing Series F Junior Participating Preferred Partnership
                      Units Issuable Under the Rights Plan
 4.1           f      Form of 7.40% Notes due 2004 of the Registrant
 4.2           f      Form of 7.75% Notes due 2009 of the Registrant
 4.3           f      Indenture, dated March 26, 1999, among the Registrant, Reckson Associates
                      Realty Corp. (the "Company"), and The Bank of New York, as trustee
 4.4           j      Rights Agreement, dated as of October 13, 2000, between the Registrant and
                      American Stock Transfer and Trust Company
 4.5           o      Form of 6.00% Notes due 2007 of the Registrant
 4.6           d      Note Purchase Agreement for the Senior Unsecured Notes
10.1           d      Third Amended and Restated Agreement of Limited Partnership of Omni
                      Partners, L.P.
10.2           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Donald Rechler
10.3           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Scott Rechler
10.4           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Mitchell Rechler
10.5           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Gregg Rechler
10.6           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Roger Rechler
10.7           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Michael Maturo
10.8           h      Amendment and Restatement of Employment and Non-Competition Agreement,
                      dated as of August 15, 2000 between the Company and Jason Barnett
10.9           a      Purchase Option Agreements relating to the Reckson Option Properties
10.10          a      Purchase Option Agreements relating to the Other Option Properties
10.11          m      Amended and Restated 1995 Stock Option Plan
10.12          c      1996 Employee Stock Option Plan
10.13          b      Ground Leases for certain of the properties
10.14          a      Indemnity Agreement relating to 100 Oser Avenue
10.15          m      Amended and Restated 1997 Stock Option Plan
10.16          d      1998 Stock Option Plan
10.17          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Donald Rechler
10.18          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Scott Rechler
10.19          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Mitchell Rechler
10.20          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Gregg Rechler
10.21          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Roger Rechler
10.22          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Michael Maturo
10.23          h      Amended and Restated Severance Agreement, dated August 15, 2000 between the
                      Company and Jason Barnett
10.24          g      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                      Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit Agreement")
10.25          g      Amended and Restated Credit Agreement dated as of August 4, 1999 between
                      Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to the operations of Reckson Service Industries, Inc. ("RSI Credit
                      Agreement")
10.26          g      Letter Agreement, dated November 30, 1999, amending the RSVP Credit
                      Agreement and the RSI Credit Agreement
10.27          k      Second Amendment to the Amended and Restated Credit Agreement, dated
                      March 30, 2001, between the Registrant and FrontLine Capital Group
10.28          l      Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and
                      Secore Financial Corporation, as Lender
10.29          l      Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue,
                      LLC, as Borrower, and Secore Financial Corporation, as Lender
10.30          h      Operating Agreement dated as of September 28, 2000 between Reckson Tri-State
                      Member LLC (together with its permitted successors and assigns) and TIAA
                      Tri-State LLC
10.31          i      Agreement of Spreader, Consolidation and Modification of Mortgage Security
                      Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and
                      Monumental Life Insurance Company
10.32          i      Consolidated, Amended and Restated Secured Promissory Note relating to
                      Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC
10.33          n      Amended and Restated Operating Agreement of 919 JV LLC
10.34          p      2002 Stock Option Plan
10.35          r      Indemnification Agreement, dated as of May 23, 2002, between the Company and
                      Donald J. Rechler*


EXHIBIT       FILING
NUMBER      REFERENCE                                      DESCRIPTION
---------- ----------- -----------------------------------------------------------------------------------
10.36           q      Second Amended and Restated Credit Agreement, dated as of December 30, 2002, among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.37           q      Form of Guarantee Agreement to the Second Amended and Restated Credit
                       Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.38           q      Form of Promissory Note to the Second Amended and Restated Credit
                       Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent
10.39           q      First Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2003, among the Registrant, JPMorgan Chase Bank, as
                       Administrative Agent for the institutions from time to time party thereto as
                       Lenders and Key Bank, N.A., as New Lender
10.40                  Long-Term Incentive Award Agreement, dated March 13, 2003, between the
                       Company and Scott H. Rechler**
10.41                  Award Agreement, dated November 14, 2002, between the Company and Scott H.
                       Rechler***
10.42                  Award agreement, dated March 13, 2003, between the Company and Scott H.
                       Rechler****
12.1                   Statement of Ratios of Earnings to Fixed Charges
21.1                   Statement of Subsidiaries
23.1                   Consent of Independent Auditors
24.1                   Power of Attorney (included in Part IV of the Form 10-K)
99.1                   Certification of Donald J. Rechler, Co-Chief Executive Officer of the Company,
                       the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
99.2                   Certification of Scott H. Rechler, Co-Chief Executive Officer of the Company, the
                       sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code
99.3                   Certification of Michael Maturo, Executive Vice President, Treasurer and Chief
                       Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

----------------

 (a)      Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.
 (b)      Previously filed as an exhibit to Registration Statement Form S-11 (No. 33-84324) and incorporated herein by reference.
 (c)      Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
 (d)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
 (e)      Previously filed as an exhibit to the Company's Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.
 (f)      Previously filed as an exhibit to the Registrant's Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
 (g)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
 (h)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
 (i)      Previously filed as an exhibit to the Company's Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
 (j)      Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 22, 2001 and incorporated herein by reference.
 (k)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 14, 2001 and incorporated herein by reference.
 (l)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
 (m)      Previously filed as an exhibit to the Company's Form 10-Q filed with the SEC on November 14, 2001 and incorporated herein by reference.
 (n)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.
 (o)      Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.
 (p)      Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2002 and incorporated herein by reference.
 (q)      Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.
 (r)      Previously filed with the Registrant's Form 10-Q filed with the SEC on November 14, 2002 and incorporated herein by reference.
*         Each of Scott H. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler, Jason M. Barnett,
          Herve A. Kevenides, John
          V.N. Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Company, dated May 23, 2002. Each
          of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Company dated May 1,
          2002. These Agreements are
          identical in all material respects to the Indemnification Agreement for Donald J. Rechler filed herewith.
**        Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M.
          Barnett has entered into a
          Long-Term Incentive Award Agreement with the Company, dated March 13, 2003. These Agreements are identical in all material respects to the
          Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.
***       Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo and Roger M. Rechler has been awarded certain rights to shares
          of Class A common stock of the Company, pursuant to award agreements dated Nov ember 14, 2002. These Agreements are identical in all material
          respects to the Agreement for Scott H. Rechler filed herewith, except that Donald J. Rechler received rights to
          46,983 shares each of Mitchell D.
          Rechler, Gregg M. Rechler and Michael Maturo received rights to 27,588 shares and Roger M. Rechler received rights to
          25,530 shares.
****      Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M.
          Barnett has been awarded
          certain rights to shares of Class A common stock of the Company, pursuant to award agreements dated March 13, 2003.
          These Agreements are
          identical in all material respects to the Agreement for Scott H. Rechler filed herewith.

REPORTS ON FORM 8-K

On November 5, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended September 30, 2002.

On November 6, 2002, the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its third quarter presentation.