Form 10-Q
period 2003-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2003-05-15
CIK 930810

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                         COMMISSION FILE NUMBER: 1-13762


                      RECKSON OPERATING PARTNERSHIP, L. P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              11-3233647
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

225 BROADHOLLOW ROAD, MELVILLE, NY                                         11747
----------------------------------                                         -----
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

                                   YES X NO _

================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003



                                                TABLE OF CONTENTS


    INDEX                                                                                                      PAGE
    -------------------------------------------------------------------------------------------------------------------
    PART I.     FINANCIAL INFORMATION
    -------------------------------------------------------------------------------------------------------------------
    Item 1.     Financial Statements

                Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002...........    2

                Consolidated Statements of Income for the three months ended
                   March 31, 2003 and 2002 (unaudited) ......................................................    3

                Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2003 and 2002 (unaudited) ......................................................    4

                Notes to the Consolidated Financial Statements (unaudited) ..................................    5

    Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........   16

    Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................................   29

    Item 4.     Controls and Procedures......................................................................   30
    -------------------------------------------------------------------------------------------------------------------
    PART II.    OTHER INFORMATION
    -------------------------------------------------------------------------------------------------------------------

    Item 1.     Legal Proceedings............................................................................   36
    Item 2.     Changes in Securities and Use of Proceeds....................................................   36
    Item 3.     Defaults Upon Senior Securities..............................................................   36
    Item 4.     Submission of Matters to a Vote of Securities Holders........................................   36
    Item 5.     Other Information............................................................................   36
    Item 6.     Exhibits and Reports on Form 8-K.............................................................   36
    -------------------------------------------------------------------------------------------------------------------
     SIGNATURES                                                                                                 36
    -------------------------------------------------------------------------------------------------------------------


   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                      RECKSON OPERATING PARTNERSHIP, L. P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                             MARCH 31, 2003
                                                                              (UNAUDITED)      DECEMBER 31, 2002
                                                                            ---------------    -----------------
ASSETS
Commercial real estate properties, at cost
     Land .............................................................       $   417,996        $   418,040
     Buildings and improvements .......................................         2,426,832          2,415,252
Developments in progress:
     Land .............................................................            84,851             92,924
     Development costs ................................................            30,563             28,311
Furniture, fixtures and equipment .....................................            12,569             13,595
                                                                              -----------        -----------
                                                                                2,972,811          2,968,122
     Less accumulated depreciation ....................................          (476,368)          (454,018)
                                                                              -----------        -----------
                                                                                2,496,443          2,514,104
Investments in real estate joint ventures .............................             6,106              6,116
Investment in mortgage notes and notes receivable .....................            54,727             54,547
Cash and cash equivalents .............................................            30,876             30,576
Tenant receivables ....................................................            11,579             14,050
Investments in service companies and affiliate loans and joint ventures            79,611             78,104
Deferred rents receivable .............................................           111,467            107,366
Prepaid expenses and other assets .....................................            52,180             36,846
Contract and land deposits and pre-acquisition costs ..................               227                240
Deferred lease and loan costs .........................................            65,248             70,103
                                                                              -----------        -----------
     TOTAL ASSETS .....................................................       $ 2,908,464        $ 2,912,052
                                                                              ===========        ===========

LIABILITIES
Mortgage notes payable ................................................       $   737,131        $   740,012
Unsecured credit facility .............................................           302,000            267,000
Senior unsecured notes ................................................           499,339            499,305
Accrued expenses and other liabilities ................................            77,058             90,320
Distributions payable .................................................            31,472             31,575
                                                                              -----------        -----------
     TOTAL LIABILITIES ................................................         1,647,000          1,628,212
                                                                              -----------        -----------
Minority partners' interests in consolidated partnerships .............           241,932            242,934
                                                                              -----------        -----------
Commitments and contingencies..........................................                --                 --

PARTNERS' CAPITAL
Preferred Capital, 10,854,162 units issued and outstanding ............           281,690            281,690
General Partners' Capital:
  Class A common units, 48,000,995 and 48,246,083 units issued and
    outstanding, respectively .........................................           464,131            478,121
  Class B common units, 9,915,313 units issued and outstanding ........           205,326            209,675
Limited Partners' Capital:
   Class A common units, 7,276,224 units issued and outstanding .......            68,385             71,420
                                                                              -----------        -----------
   TOTAL PARTNERS' CAPITAL ............................................         1,019,532          1,040,906
                                                                              -----------        -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL ..........................       $ 2,908,464        $ 2,912,052
                                                                              ===========        ===========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                       --------------------------------
                                                                                           2003                2002
                                                                                       ------------        ------------
REVENUES:
Property operating revenues:
     Base rents ................................................................       $    107,478        $    106,383
     Tenant escalations and reimbursements .....................................             15,963              15,321
                                                                                       ------------        ------------
Total property operating revenues ..............................................            123,441             121,704
Interest income on mortgage notes and notes receivable (including $1,033 and
   $1,059, respectively from related parties) ..................................              1,531               1,556
Investment and other income ....................................................              5,788                 534
                                                                                       ------------        ------------
     TOTAL REVENUES ............................................................            130,760             123,794
                                                                                       ------------        ------------
EXPENSES:
Property operating expenses ....................................................             47,834              41,895
Marketing, general and administrative ..........................................              8,259               7,095
Interest .......................................................................             22,850              20,996
Depreciation and amortization ..................................................             31,984              25,930
                                                                                       ------------        ------------
     TOTAL EXPENSES ............................................................            110,927              95,916
                                                                                       ------------        ------------
Income before minority interests, distributions to preferred unit holders, equity in earnings of real estate joint ventures and service companies, gain on sales of depreciable real estate assets and discontinued
  operations ...................................................................             19,833              27,878
Minority partners' interests in consolidated partnerships ......................             (4,690)             (5,120)
Equity in earnings of real estate joint ventures and service companies
  (including $0 and $407, respectively from related parties) ...................                106                 335
Gain on sales of depreciable real estate assets ................................                 --                 537
                                                                                       ------------        ------------
Income before discontinued operations and distributions to preferred unitholders             15,249              23,630
Discontinued operations:
     Income from discontinued operations .......................................                 --                 234
                                                                                       ------------        ------------
Net Income .....................................................................             15,249              23,864
Preferred unit distributions ...................................................             (5,590)             (5,948)
                                                                                       ------------        ------------
Net income allocable to common unit holders ....................................       $      9,659        $     17,916
                                                                                       ============        ============
Net Income allocable to:
     Class A common ............................................................       $      7,591        $     14,093
     Class B common ............................................................              2,068               3,823
                                                                                       ------------        ------------
Total ..........................................................................       $      9,659        $     17,916
                                                                                       ============        ============
Net income per weighted average common units:
     Class A common ............................................................       $        .14        $        .24
     Discontinued operations ...................................................                 --                  --
     Gain on sales of depreciable real estate assets ...........................                 --                 .01
                                                                                       ------------        ------------
     Class A common ............................................................       $        .14        $        .25
                                                                                       ============        ============
     Class B common ............................................................       $        .21        $        .36
     Discontinued operations ...................................................                 --                  --
     Gain on sales of depreciable real estate assets ...........................                 --                 .01
                                                                                       ------------        ------------
     Class B common ............................................................       $        .21        $        .37
                                                                                       ============        ============
Weighted average common units outstanding:
     Class A common ............................................................         55,477,170          57,520,435
     Class B common ............................................................          9,915,313          10,283,513



                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                          2003             2002
                                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................................       $  15,249        $  23,864

Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation and amortization ................................................          31,984           26,136
   Gain on sales of depreciable real estate assets ..............................              --             (537)
   Minority partners' interests in consolidated partnerships ....................           4,690            5,120
   Equity in earnings of real estate joint ventures and service companies .......            (106)            (335)

Changes in operating assets and liabilities:
   Prepaid expenses and other assets ............................................           1,314           11,569
   Tenant receivables ...........................................................           2,471             (984)
   Deferred rents receivable ....................................................          (4,101)          (8,749)
   Accrued expenses and other liabilities .......................................         (11,917)         (22,498)
                                                                                        ---------        ---------
    Net cash provided by operating activities ...................................          39,584           33,586
                                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in contract deposits and pre-acquisition costs ......................              --           (9,134)
   Proceeds from mortgage note receivable repayments ............................              --                4
   Additions to commercial real estate properties ...............................         (14,916)          (4,931)
   Additions to developments in progress ........................................          (5,888)          (3,621)
   Payment of leasing costs .....................................................          (4,787)          (2,987)
   Additions to furniture, fixtures and equipment ...............................             (89)              (6)
   Distributions from investments in real estate joint ventures .................             117               --
   Proceeds from sales of real estate ...........................................              --              600
                                                                                        ---------        ---------
    Net cash used in investing activities .......................................         (25,563)         (20,075)
                                                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal payments on secured borrowings .....................................          (2,881)          (2,486)
   Payment of loan costs ........................................................             (29)            (322)
   (Decrease) in investments in affiliate loans and service companies ...........              --           (5,236)
   Proceeds from of unsecured credit facility ...................................          35,000           30,000
   Repayment of unsecured credit facility .......................................              --          (84,600)
   Distributions to minority partners in consolidated partnerships ..............          (5,693)          (4,096)
   Purchases of general partner common units ....................................          (4,538)              --
   Contributions ................................................................              --            4,492
   Distributions ................................................................         (35,580)         (37,045)
                                                                                        ---------        ---------
      Net cash used in financing activities .....................................         (13,721)         (99,293)
                                                                                        ---------        ---------
Net (decrease) increase in cash and cash equivalents ............................             300          (85,782)
Cash and cash equivalents at beginning of period ................................          30,576          121,773
                                                                                        ---------        ---------
Cash and cash equivalents at end of period ......................................       $  30,876        $  35,991
                                                                                        =========        =========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All Properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. At March 31, 2003, the Company's ownership percentage in the Operating Partnership was approximately 89.5%.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at March 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for the three months ended March 31, 2003 and 2002, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. For the periods presented prior to October 1, 2002, the operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest, were reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies (see Note 10). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

The minority partners' interests in consolidated partnerships at March 31, 2003 represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit were reliably estimated (see Note 6).

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2002.

Recent Accounting Pronouncements

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No. 144 does not have an impact on net income. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold during the period within the consolidated statements of income.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Operating Partnership adopted FIN 45 on January 1, 2003. The adoption of this interpretation did not have a material effect on the results of operations or the financial position of the Operating Partnership.

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

The net income allocable to common unit holders for the three month period ended March 31, 2002 has been adjusted to record the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership which aggregated, in total, approximately $950,000. Such amount also adjusted net income per weighted average common unit by $(.01) and $(.02) with respect to the Class A common and Class B common units, respectively.

3.   MORTGAGE NOTES PAYABLE

As of March 31, 2003, the Operating Partnership had approximately $737.1 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with an aggregate carrying value of approximately $1.5 billion, which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.8 million of the $737.1 million is recourse to the Operating Partnership and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company.

The following table sets forth the Operating Partnership's mortgage notes payable as of March 31, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest        Maturity         Amortization
Property                                            Outstanding          Rate            Date           Term (Years)
-----------------------------------------------    --------------     -----------   ---------------     --------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,607           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,268           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,421           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,832           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       18,766           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            53,622           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                82,480           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   35,742           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,319           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,867           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,635           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                246,144          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,579          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       38,218           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          64,015           6.82%     November, 2027           28
                                                   -------------
Total/Weighted Average                               $   737,131           7.26%
                                                   =============

------------------------
    (a) Encompasses six Class A office properties

    (b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.2 million

    (c) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.5 million

    (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at March 31, 2003 is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005.

4.   SENIOR UNSECURED NOTES

As of March 31, 2003, the Operating Partnership had outstanding approximately $499.3 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

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


Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.   UNSECURED CREDIT FACILITY

The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $302.0 million at March 31, 2003.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2003, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $198.0 million, subject to compliance with certain financial covenants.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

As of March 31, 2003, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately
3.1 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2003, the Operating Partnership had invested approximately $115.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $2.3 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively, related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Operating Partnership has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Operating Partnership has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $16.6 million of which $5.8 million has been recognized in the current period and is included in investment and other income on the accompanying statement of income. Approximately $10.8 million has been deferred to future periods which will be recognized as the development progresses.

The Operating Partnership holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Operating Partnership currently owns a 60% majority interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of March 31, 2003, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments, the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of March 31, 2003, the 520JV had total assets of $20.7 million, a mortgage note payable of $12.4 million and other liabilities of $217,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $979,000 and total expenses of $844,000 for the three months ended March 31, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $106,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Operating Partnership recorded its allocable share of a loss from the 520JV of approximately $72,000.

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

7.   PARTNERS' CAPITAL

On March 31, 2003, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year.

The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003 at which time the Operating Partnership anticipates that it will exercise its option to redeem all of its Class B common units outstanding.

During March 2003, the Operating Partnership declared the following distributions:

                                             RECORD             PAYMENT             THREE MONTHS        ANNUALIZED
       SECURITY          DISTRIBUTION         DATE               DATE                  ENDED           DISTRIBUTION
       --------          ------------        ------             -------             ------------       ------------
Class A common unit         $.4246        April 4, 2003     April 17, 2003         March 31, 2003           $1.6984
Class B common unit         $.6471       April 14, 2003     April 30, 2003         April 30, 2003           $2.5884
Series A preferred unit     $.476563     April 14, 2003     April 30, 2003         April 30, 2003           $1.9063
Series E preferred unit     $.553125     April 14, 2003     April 30, 2003         April 30, 2003           $2.2125



The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the three months ended March 31, 2003, under this buy-back program, the Operating Partnership purchased 252,000 Class A common units at an average price of $18.01 per Class A unit for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the activity under the current buy-back program (dollars in thousands except per unit data):

                                          UNITS                     AVERAGE                  AGGREGATE
                                        PURCHASED               PRICE PER UNIT            PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
     Current program:
          Class A common                2,950,400                   $ 21.30             $           62,830
          Class B Common                  368,200                   $ 22.90                          8,432
                                   --------------------                                 --------------------
                                        3,318,600                                       $           71,262
                                   ====================                                 ====================


The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2003, the Company had 8,834,500 shares of its Class A preferred stock issued and outstanding. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

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

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2003 and 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $14.5 million and $17.0 million at March 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to the Company's executive and senior officers amounting to approximately $1.0 million at March 31, 2003 and December 31, 2002, related to life insurance contracts and approximately $2.1 million and $1.0 million at March 31, 2003 and December 31, 2002, respectively, primarily related to tax payment advances on a stock compensation awards made to certain of the Company's non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. In addition, during the three months ended March 31, 2003, the Operating Partnership recorded approximately $216,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statement of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. In addition, with respect to the core award of this LTIP, the Operating Partnership recorded approximately $268,000 of compensation expense for the period March 13, 2003 through March 31, 2003. Such amount is included in marketing, general and administrative expenses on the accompanying consolidated statement of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

The Operating Partnership issues additional units to the Company, and thereby increases the Company's general partnership interest in the Operating Partnership, with terms similar to the terms of any securities (i.e.: common stock or preferred stock) issued by the Company (including any securities issued by the Company upon the exercise of stock options). Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership. In addition, the Operating Partnership or a subsidiary, funds the compensation of personnel, including any amounts payable under the Company's LTIP.

As of March 31, 2003, the Company had approximately 6.6 million shares of its Class A common stock reserved for issuance under its stock option plans, in certain cases subject to vesting terms, at a weighted average exercise price of $22.27 per option. In addition, the Company has approximately 295,000 shares of its Class A common stock reserved for future issuance under its stock option plans.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             ------------------
                                                              2003      2002
                                                             -------   -------
     Cash paid during the period for interest .............  $30,076   $31,219
                                                             =======   =======
     Interest capitalized during the period ...............  $ 1,854   $ 2,607
                                                             =======   =======


9.   SEGMENT DISCLOSURE

The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the "Core Portfolio"). The Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Operating Partnership has managing directors who report directly to the Co-Presidents and Chief Financial Officer of the Company who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation decisions and performance assessment.

The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida (iii) the operating performance of those properties reflected as discontinued operations on the Operating Partnership's consolidated statements of operations and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                       Three months ended
                             -------------------------------------------------------------------------------------------
                                             March 31, 2003                                 March 31, 2002
                             -----------------------------------------------    ----------------------------------------
                                                                CONSOLIDATED        Core                   CONSOLIDATED
                              Core Portfolio        Other         TOTALS         Portfolio      Other         TOTALS
                             ----------------    ----------    -------------    ----------    ----------   ------------
REVENUES:
Base rents, tenant
  escalations and
  reimbursements ........       $  121,640       $    1,801      $  123,441     $  119,397    $    2,307    $  121,704
Other income (loss) .....              761            6,558           7,319            415         1,675         2,090
                                ----------       ----------      ----------     ----------    ----------    ----------
  Total Revenues ........          122,401            8,359         130,760        119,812         3,982       123,794
                                ----------       ----------      ----------     ----------    ----------    ----------
EXPENSES:
Property operating
   expenses .............           46,990              844          47,834         41,103           792        41,895
Marketing, general
  and administrative ....            4,666            3,593           8,259          4,560         2,535         7,095
Interest ................           12,760           10,090          22,850         12,964         8,032        20,996
Depreciation and
  amortization ..........           30,384            1,600          31,984         24,391         1,539        25,930
                                ----------       ----------      ----------     ----------    ----------    ----------
  Total Expenses ........           94,800           16,127         110,927         83,018        12,898        95,916
                                ----------       ----------      ----------     ----------    ----------    ----------
Income (loss) before
  minority interests,
  distributions to
  preferred unitholders,
  equity in earnings of
  real estate joint
  ventures and service
  companies, gain on
  sales of depreciable
  real estate assets and
  discontinued operations       $   27,601       $   (7,768)     $   19,833     $   36,794        (8,916)   $   27,878
                                ==========       ==========      ==========     ==========    ==========    ==========
Total Assets ............       $2,665,982       $  242,482      $2,908,464     $2,660,419    $  260,572    $2,920,991
                                ==========       ==========      ==========     ==========    ==========    ==========


10.  RELATED PARTY TRANSACTIONS

In connection with the IPO, the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable and the issuance of approximately 145,000 Units. The Operating Partnership anticipates that it will acquire these two Remaining Option Properties in July 2003 and prepay or retire approximately $6.1 million of the assumed debt.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 as amended (the "Code"). These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the nine months ended March 31, 2003, Reckson Construction Group, Inc. billed approximately $125,100 of market rate services and Reckson Management Group, Inc. billed approximately $71,000 of market rate management fees to the Remaining Option Properties. In addition, for the three months ended March 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $20,000, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located at 593 Acorn Street, Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of March 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash, and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement, of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

11.    COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Operating Partnership's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 171,000 square feet and have current contractual annual base rents of approximately $4.2 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, the Bankruptcy Court has granted HQ's petition to reject three of its leases with the Operating Partnership, one of which is held through the 919JV. The two rejected leases, held through wholly owned entities, aggregated approximately 23,700 square feet and were to provide for contractual base rents of approximately $600,000 for the 2003 calendar year. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and provided for contractual base rents of approximately $1.9 million for the 2003 calendar year. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the three rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has currently established reserves of approximately $360,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 50%, of the amounts due from HQ as of March 31, 2003. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. During February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Operating Partnership. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through May 31, 2003, other than under the three rejected leases and the Operating Partnership currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Operating Partnership is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Operating Partnership.

As of March 31, 2003, WorldCom occupied approximately 335,000 square feet of office space with aggregate annual base rental revenues of approximately $6.7 million, or 1.8% of the Operating Partnership's total 2003 annualized rental revenue, making it the Operating Partnership's third largest tenant based on base rental revenue earned on a consolidated basis.

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

During the three months ended March 31, 2003, the Operating Partnership incurred approximately $2.0 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit were reliably estimated.

Real Estate

Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

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

The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

OVERVIEW AND BACKGROUND

The Operating Partnership, which commenced operations on June 2, 1995, is engaged in the acquisition, financing, ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D properties, and also owns certain undeveloped land located in the New York tri-state area (the "Tri-State Area"). Reckson Associates Realty Corp. (the "Company"), is a self-administered and self-managed real estate investment trust ("REIT"), and serves as the sole general partner in the Operating Partnership.

As of March 31, 2003, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 101 industrial properties comprising approximately 6.7 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately
3.1 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2003, the Operating Partnership had invested approximately $115.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans market comparable land values and alternative use values. The Operating Partnership has capitalized approximately $2.3 million and $3.3 million for the three months ended March 31, 2003 and 2002, respectively, related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Operating Partnership has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Operating Partnership has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $16.6 million of which $5.8 million has been recognized in the current period and is included in investment and other income on the accompanying statement of income. Approximately $10.8 million has been deferred to future periods which will be recognized as the development progresses.

The Operating Partnership holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Operating Partnership currently owns a 60% majority interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of March 31, 2003, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments, the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of March 31, 2003, the 520JV had total assets of $20.7 million, a mortgage note payable of $12.4 million and other liabilities of $217,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.5 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. In addition, the 520JV had total revenues of $979,000 and total expenses of $844,000 for the three months ended March 31, 2003. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. The 520JV contributed approximately $106,000 to the Operating Partnership's equity in earnings of real estate joint ventures for the three months ended March 31, 2003. For the three months ended March 31, 2002, the Operating Partnership recorded its allocable share of a loss from the 520JV of approximately $72,000.

In connection with the IPO, the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable and the issuance of approximately 145,000 Units. The Operating Partnership anticipates that it will acquire these two Remaining Option Properties in July 2003 and prepay or retire approximately $6.1 million of the assumed debt.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 as amended (the "Code"). These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the nine months ended March 31, 2003, Reckson Construction Group, Inc. billed approximately $125,100 of market rate services and Reckson Management Group, Inc. billed approximately $71,000 of market rate management fees to the Remaining Option Properties. In addition, for the three months ended March 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $20,000, for a property in which certain executive officers of the Company maintain an equity interest.

Reckson Management Group, Inc. leases 43,713 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $1.2 million. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a Remaining Option Property located at 593 Acorn Street, Deer Park, New York at an annual base rent of approximately $72,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leases 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000.

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

On December 21, 2001, the Operating Partnership formed a joint venture (the "919JV") with the New York State Teachers' Retirement System ("NYSTRS") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

The total market capitalization of the Operating Partnership at March 31, 2003 was approximately $2.9 billion. The Operating Partnership's total market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and
(iii) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at March 31, 2003. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 2003 equaled approximately 48.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

At June 30, 2001, the Company assessed the recoverability of the FrontLine Loans and reserved approximately $3.5 million of the interest accrued during the three-month period then ended. In addition, the Company formed a committee of its Board of Directors, comprised solely of independent directors, to consider any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of March 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash, and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement, of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

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

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Property operating revenues which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by approximately $1.7 million for the three months ended March 31, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to increases in rental rates in our "same store" properties amounting to approximately $700,000 and $2.2 million attributable to lease up of newly developed and redeveloped properties. These increases were offset by approximately $1.2 million in bad debt expense related to tenant receivables and deferred rents receivable.

Investment and other income increased by $5.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $5.8 million. This increase in investment and other income was offset by a loss of approximately $817,000 from the operations of Reckson Construction Group, Inc.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $5.9 million or 14.2% for the three months ended March 31, 2003 as compared to the 2002 period. This increase includes a $4.3 million increase in property operating expenses and a $1.6 million increase in real estate taxes and are primarily attributable to our "same-store" properties. The increase in property operating expenses includes a $2.2 million increase in utilities and snow removal costs which is attributable to the severe winter weather conditions encountered in the Northeast. Also included in the $4.3 million of property operating expense increase is $1.3 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended March 31, 2003 and 2002 were 61.2% and 65.6%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $1.2 million or 16.4% for the three months ended March 31, 2003 as compared to the 2002 period. The increase is in part attributable to compensation costs associated with the Company's long term incentive programs as well as an increase in overall compensation costs which commenced in January 2003. In addition, during the three months ended March 31, 2003, the Company incurred additional legal and professional fees resulting from increased Board of Directors activities to comply with the provisions of the Sarbanes Oxley legislation. Marketing, general and administrative expenses, as a percentage of total revenues were, 6.3% for the three months ended March 31, 2003 as compared to 5.7% for the 2002 period. The Operating Partnership capitalized approximately $1.1 million of marketing, general and administrative expenses for the three months ended March 31, 2003 as compared to $1.3 million for the 2002 period. These costs relate to leasing, construction and development activities, which are performed by the Operating Partnership and its subsidiaries.

Interest expense increased by approximately $1.9 million for the three months ended March 31, 2003 as compared to the 2002 period. The increase includes $750,000 of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued in June 2002. The increase is also affected by the reduction in capitalized interest expense of $753,000 attributable to a decrease in the level of development projects. In addition, the increase includes approximately $533,000 which is attributable to an increase in the weighted average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $285.6 million for the three months ended March 31, 2003 as compared to $205.5 million for the three months ended March 31, 2002. These increases were offset by a decrease of approximately $210,000 in mortgage note payable interest expense.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Operating Partnership may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations of early terminations of leases. As a result, during these periods the Operating Partnership's cash flow from operating activities may not be sufficient to pay 100% of the quarterly distributions due on its common units. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership may use proceeds of property sales or borrowings under its credit facility. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. There can be no assurance that there will be adequate demand for the Operating Partnership's equity at the time or at the price in which the Operating Partnership desires to raise capital through the sale of additional equity. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets, as well as pursue its equity repurchase program. The Operating Partnership will refinance existing mortgage indebtedness senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term.

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

The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $302.0 million at March 31, 2003.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2003, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $198.0 million, subject to compliance with certain financial covenants.

The Operating Partnership continues to seek opportunities to acquire real estate assets in its markets. The Operating Partnership has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Operating Partnership's commercial real estate assets the Operating Partnership has sold certain non-core assets or interests in assets where significant value has been created. During 2000, 2001 and 2002, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $499.8 million. The Operating Partnership has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, repurchase units of general partnership interest as a result of the Company's common stock buy-back program and for general operating purposes. In addition, during the quarterly period ended March 31, 2003, the Operating Partnership through Reckson Construction Group, Inc. entered into a sale of a
19.3 acre land parcel and build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47.0 million.

The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                             RSVP controlled
                             joint ventures   Amounts advanced    Total
                             ---------------  ----------------  --------
Privatization                   $ 21,480         $  3,520       $ 25,000
Student Housing                   18,086            3,935         22,021
Medical Offices                   20,185               --         20,185
Parking                               --            9,091          9,091
Resorts                               --            8,057          8,057
Net leased retail                     --            3,180          3,180
Other assets and overhead             --           21,598         21,598
                                --------         --------       --------
                                $ 59,751         $ 49,381       $109,132
                                ========         ========       ========

Included in these investments is approximately $15.9 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

In connection with the proposed restructuring of RSVP, the Company and the second largest creditor of FrontLine, have agreed to adjust certain allocations to account for the overhead expenses incurred by RSVP. Such adjustment is not expected to have a material effect on the Company's potential recovery as a creditor of FrontLine.

On March 31, 2003, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common units currently receive an annual distribution of $2.5884 per unit.

The Class B common units are exchangeable at any time, at the option of the holder, into an equal number of Class A common units subject to customary antidilution adjustments. The Operating Partnership, at its option, may redeem any or all of the Class B common units in exchange for an equal number of Class A common units at any time following November 23, 2003 at which time the Operating Partnership anticipates that it will exercise its option to redeem all of its Class B common units outstanding.

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the three months ended March 31, 2003, under this buy-back program, the Operating Partnership purchased 252,000 Class A common units at an average price of $18.01 per Class A unit for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the activity under the current buy-back program (dollars in thousands except per unit data):

                                  UNITS          AVERAGE         AGGREGATE
                                PURCHASED    PRICE PER UNIT   PURCHASE PRICE
                                ---------    --------------   --------------
Current program:
     Class A common             2,950,400     $    21.30        $   62,830
     Class B Common               368,200     $    22.90             8,432
                                ---------                       ----------
                                3,318,600                       $   71,262
                                =========                       ==========

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2003, the Company had 8,834,500 shares of its Class A preferred stock issued and outstanding. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company and reduced annual preferred distributions by approximately $682,000.

The Operating Partnership's indebtedness at March 31, 2003 totaled approximately $1.4 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $302.0 million outstanding under the Credit Facility, approximately $499.3 million of senior unsecured notes and approximately $602.5 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $2.9 billion at March 31, 2003 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.4 billion of debt), the Operating Partnership's debt represented approximately 48.0% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Operating Partnership's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 171,000 square feet and have current contractual annual base rents of approximately $4.2 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, the Bankruptcy Court has granted HQ's petition to reject three of its leases with the Operating Partnership, one of which is held through the 919JV. The two rejected leases, held through wholly owned entities, aggregated approximately 23,700 square feet and were to provide for contractual base rents of approximately $600,000 for the 2003 calendar year. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and provided for contractual base rents of approximately $1.9 million for the 2003 calendar year. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the three rejected leases. The Operating Partnership is in negotiation to restructure three of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has currently established reserves of approximately $360,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 50%, of the amounts due from HQ as of March 31, 2003. Scott H. Rechler serves as the non-Executive Chairman of the Board and Jon Halpern is the Chief Executive Officer and a director of HQ.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. During February 2003, the Bankruptcy Court granted WorldCom's petition to reject three of its leases with the Operating Partnership. The three rejected leases aggregated approximately 192,000 square feet and provided for contractual base rents of approximately $4.8 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through May 31, 2003, other than under the three rejected leases and the Operating Partnership currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Operating Partnership is currently in negotiations to restructure the remaining WorldCom leases. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Operating Partnership.

As of March 31, 2003, WorldCom occupied approximately 335,000 square feet of office space with aggregate annual base rental revenues of approximately $6.7 million, or 1.8% of the Operating Partnership's total 2003 annualized rental revenue, making it the Operating Partnership's third largest tenant based on base rental revenue earned on a consolidated basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at March 31, 2003 (in thousands):

                                                                MATURITY DATE
                                 ---------------------------------------------------------------------------
                                    2003          2004        2005          2006        2007      THEREAFTER     TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Mortgage notes payable (1)       $    9,419   $   13,169   $   14,167   $   13,785   $   11,305   $  117,389   $  179,234
Mortgage notes payable (2) (3)           --        2,616       18,553      129,920       60,539      346,269      557,897
Senior unsecured notes                   --      100,000           --           --      200,000      200,000      500,000
Unsecured credit facility                --           --      302,000           --           --           --      302,000
Land lease obligations                2,031        2,811        2,814        2,795        2,735       43,276       56,462
Operating leases                      1,028        1,313        1,359        1,407        1,455          683        7,245
Air rights lease obligations            278          379          379          379          379        4,280        6,074
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 $   12,756   $  120,288   $  339,272   $  148,286   $  276,413   $  711,897   $1,608,912
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========



(1)   Scheduled principal amortization payments
(2)   Principal payments due at maturity
(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at March 31, 2003 is approximately $7.5 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

In addition, at March 31, 2003, the Operating Partnership had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44.8 million, or 6.1%, of the Operating Partnership's mortgage debt is recourse to the Operating Partnership.

Other Matters

Ten of the Operating Partnership's office properties which were acquired by the issuance of Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. The limitations on five of the properties expire during the remainder of 2003 with the limitations on the remaining properties expire in 2013.

Eleven of the Operating Partnership's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2003 and 2002 related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $14.5 million and $17.0 million at March 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to the Company's executive and senior officers amounting to approximately $1.0 million at March 31, 2003 and December 31, 2002, related to life insurance contracts and approximately $2.1 million and $1.0 million at March 31, 2003 and December 31, 2002, respectively, primarily related to tax payment advances on a stock compensation awards made to certain of the Company's non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. In addition, during the three months ended March 31, 2003, the Operating Partnership recorded approximately $216,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statement of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. In addition, with respect to the core award of this LTIP, the Operating Partnership recorded approximately $268,000 of compensation expense for the period March 13, 2003 through March 31, 2003. Such amount is included in marketing, general and administrative expenses on the accompanying consolidated statement of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

All of the Company's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Company's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson and subjected to a Phase 1 in April
1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company's business.

Funds from Operations

Management believes that funds from operations ("FFO") is a widely recognized and appropriate measure of performance of an operating partnership whose general partner is an equity REIT. Although FFO is a non-GAAP financial measure, the Operating Partnership believes it provides useful information to the Company's shareholders, potential investors and management. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from debt restructurings and sales of depreciable properties, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three months ended March 31, 2003 includes gain from the sale of land in the amount of $5.5 million.

Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               ------------------
                                                                                2003      2002
                                                                               -------   -------
Net income available to common unit holders ................................   $ 9,659   $17,916
Adjustments for Funds From Operations:
Add:
     Real estate depreciation and amortization .............................    31,327    25,321
     Minority partners' interests in consolidated partnerships .............     4,690     5,120
Less:
     Gain on sales of depreciable real estate assets .......................        --       537
     Amounts distributable to minority partners in consolidated partnerships     6,807     6,563
                                                                               -------   -------
Funds From Operations ......................................................   $38,869   $41,257
                                                                               =======   =======
Weighted average units outstanding .........................................    65,392    67,804
                                                                               =======   =======


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

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of March 31, 2003, the Operating Partnership had no derivatives outstanding.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2003 (dollars in thousands):

                                     For The Year Ended December 31,
                        ---------------------------------------------------------------
                              2003         2004         2005         2006         2007      Thereafter      Total(1)        FMV
                        ------------------------------------------------------------------------------------------------------------
Long term debt:

   Fixed rate...........   $  9,419     $115,785     $ 32,720     $143,705     $271,844      $663,658     $1,237,131     $1,258,000
   Weighted average
      interest rate.....       7.50%        7.95%        6.92%        7.38%        7.80%         7.14%          7.26%
   Variable rate........   $     --     $     --     $302,000     $     --     $     --      $     --     $  302,000     $  302,000
   Weighted average
      interest rate.....         --           --         2.17%          --           --            --           2.17%



(1) Includes aggregate unamortized issuance discounts of approximately $661,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $3.0 million annual increase in interest expense based on $302.0 million of variable rate debt outstanding at March 31, 2003.

The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2003 (dollars in thousands):

                                     For the Year Ended December 31,
                         ---------------------------------------------------------------
                                2003        2004       2005           2006          2007    Thereafter      Total (1)     FMV
                         -------------------------------------------------------------------------------------------------------
Mortgage notes and notes
receivable:
    Fixed rate...........   $     --    $     --    $  36,500      $     --     $     --    $   16,990    $  53,490   $  54,625
    Weighted average
      interest rate......         --          --       11.32%            --           --         12.00%       11.54%


    (1) Excludes interest receivables aggregating approximately $1.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In this regard, the Operating Partnership has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Operating Partnership with the SEC and assists the Company's Co-Chief Executive Officers and Chief Financial Officer in connection with their certifications contained in the Operating Partnership's SEC reports. The Committee meets regularly and reports to the Company's Audit Committee on a quarterly or more frequent basis. The Company's principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of March 31, 2003:

------------------------------------------------------------------------------------------------------------------
                                                                  PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                     TENANT TYPE     SQUARE FEET   BASE RENTAL REVENUE        RENTAL REVENUE
------------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.5%
* AMERICAN EXPRESS                     Office         238,342           2.0%                    1.8%
* WORLDCOM/MCI                         Office         335,242           1.8%                    1.7%
  BELL ATLANTIC                        Office         210,426           1.6%                    1.3%
* SCHULTE ROTH & ZABEL                 Office         238,052           1.4%                    2.4%
  DUN & BRADSTREET CORP.               Office         123,000           1.2%                    1.0%
  FUJI PHOTO FILM USA                  Office         163,880           1.2%                    1.0%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
* HQ GLOBAL                      Office/Industrial    171,099           0.9%                    1.0%
* PRUDENTIAL                           Office         127,153           0.9%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.8%                    1.4%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
  T.D. WATERHOUSE                      Office         104,981           0.8%                    0.7%
  P.R. NEWSWIRE ASSOCIATES             Office         67,000            0.8%                    0.7%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  HELLER EHRMAN WHITE                  Office         64,526            0.7%                    0.6%
* STATE FARM                     Office/Industrial    164,175           0.7%                    1.0%
  EMI ENTERTAINMENT WORLD              Office         65,844            0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office         62,000            0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
  D.E.SHAW                             Office         70,104            0.6%                    0.6%
----------------------------------------------------------------------------------------------------------------


  (1) Ranked by pro-rata share of annualized based rental revenue adjusted for pro rata share of joint venture interests and to reflect
      WorldCom/MCI and HQ Global leases rejected to date.

   * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the three month period ended March 31, 2003 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:



----------------------------------------------------------------------------------------------------------------------------
                                     NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES (1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Average         YTD
                                               1999          2000          2001          2002       1999-2002       2003
                                           -----------   -----------   -----------   -----------    ---------    -----------
        Suburban Office Properties
          Total                            $ 2,298,899   $ 3,289,116   $ 4,606,069   $ 5,283,674   $ 3,869,440   $ 1,271,421
          Per Square Foot                  $      0.23   $      0.33   $      0.45   $      0.53   $      0.39   $      0.13

        NYC Office Properties
          Total                                N/A       $   946,718   $ 1,584,501   $ 1,939,111   $ 1,490,110   $   549,081
          Per Square Foot                      N/A              0.38          0.45   $      0.56          0.46   $      0.37

       Industrial Properties
          Total                            $ 1,048,688   $   813,431   $   711,666   $ 1,881,627   $ 1,113,853   $   290,184
          Per Square Foot                  $      0.11   $      0.11   $      0.11   $      0.28   $      0.15   $      0.04
                                           -----------   -----------   -----------   -----------                 -----------
     Total Portfolio
          Total                            $ 3,347,587   $ 5,049,265   $ 6,902,236   $ 9,104,413                 $ 2,110,686
          Per Square Foot                  $      0.17   $      0.25   $      0.34   $      0.45                 $      0.10

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the three month period ended March 31, 2003 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:


--------------------------------------------------------------------------------------------------------------------
                   NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS (1), (3) and (4)
--------------------------------------------------------------------------------------------------------------------


                                                1999             2000             2001               2002
                                             -----------      -----------      -----------       -----------
  Long Island Office Properties
    Tenant Improvements                      $ 1,009,357      $ 2,853,706      $ 2,722,457       $ 1,917,466
    Per Square Foot Improved                 $      4.73      $      6.99      $      8.47       $      7.81
    Leasing Commissions                      $   551,762      $ 2,208,604      $ 1,444,412       $ 1,026,970
    Per Square Foot Leased                   $      2.59      $      4.96      $      4.49       $      4.18
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.32      $     11.95      $     12.96       $     11.99
                                             ===========      ===========      ===========       ===========
  Westchester Office Properties
    Tenant Improvements                      $ 1,316,611      $ 1,860,027      $ 2,584,728       $ 6,391,589 (2)
    Per Square Foot Improved                 $      5.62      $      5.72      $      5.91       $     15.05
    Leasing Commissions                      $   457,730      $   412,226      $ 1,263,012       $ 1,975,850 (2)
    Per Square Foot Leased                   $      1.96      $      3.00      $      2.89       $      4.65
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.58      $      8.72      $      8.80       $     19.70
                                             ===========      ===========      ===========       ===========
  Connecticut Office Properties
    Tenant Improvements                      $   179,043      $   385,531      $   213,909       $   491,435
    Per Square Foot Improved                 $      4.88      $      4.19      $      1.46       $      3.81
    Leasing Commissions                      $   110,252      $   453,435      $   209,322       $   307,023
    Per Square Foot Leased                   $      3.00      $      4.92      $      1.43       $      2.38
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.88      $      9.11      $      2.89       $      6.19
                                             ===========      ===========      ===========       ===========
  New Jersey Office Properties
    Tenant Improvements                      $   454,054      $ 1,580,323      $ 1,146,385       $ 2,842,521
    Per Square Foot Improved                 $      2.29      $      6.71      $      2.92       $     10.76
    Leasing Commissions                      $   787,065      $ 1,031,950      $ 1,602,962       $ 1,037,012
    Per Square Foot Leased                   $      3.96      $      4.44      $      4.08       $      3.92
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      6.25      $     11.15      $      7.00       $     14.68
                                             ===========      ===========      ===========       ===========
  New York City Office Properties
    Tenant Improvements                          N/A          $    65,267      $   788,930       $ 4,350,106
    Per Square Foot Improved                     N/A          $      1.79      $     15.69       $     18.39
    Leasing Commissions                          N/A          $   418,185      $ 1,098,829       $ 2,019,837
    Per Square Foot Leased                       N/A          $     11.50      $     21.86       $      8.54
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                       N/A          $     13.29      $     37.55       $     26.93
                                             ===========      ===========      ===========       ===========
  Industrial Properties
    Tenant Improvements                      $   375,646      $   650,216      $ 1,366,488       $ 1,850,812
    Per Square Foot Improved                 $      0.25      $      0.95      $      1.65       $      1.97
    Leasing Commissions                      $   835,108      $   436,506      $   354,572       $   890,688
    Per Square Foot Leased                   $      0.56      $      0.64      $      0.43       $      0.95
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      0.81      $      1.59      $      2.08       $      2.92
                                             ===========      ===========      ===========       ===========
--------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
    Tenant Improvements                      $ 3,334,711      $ 7,395,070      $ 8,822,897       $17,843,929
    Per Square Foot Improved                 $      1.53      $      4.15      $      4.05       $      7.96
    Leasing Commissions                      $ 2,741,917      $ 4,960,906      $ 5,973,109       $ 7,257,379
    Per Square Foot Leased                   $      1.26      $      3.05      $      2.75       $      3.24
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      2.79      $      7.20      $      6.80       $     11.20
                                             ===========      ===========      ===========       ===========


                                               Average            YTD
                                              1999-2002           2003             New              Renewal
                                             -----------      -----------      -----------       -----------
  Long Island Office Properties
    Tenant Improvements                      $ 2,125,747      $   376,436      $   354,129       $    22,307
    Per Square Foot Improved                 $      7.00      $      7.12      $      8.11       $      2.42
    Leasing Commissions                      $ 1,307,937      $   238,590      $   215,997       $    22,593
    Per Square Foot Leased                   $      4.06      $      4.51      $      4.95       $      2.45
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     11.06      $     11.63      $     13.06       $      4.87
                                             ===========      ===========      ===========       ===========
  Westchester Office Properties
    Tenant Improvements                      $ 3,038,239      $    96,001      $    96,001       $         0
    Per Square Foot Improved                 $      8.08      $      4.64      $      8.72       $      0.00
    Leasing Commissions                      $ 1,027,204      $    42,666      $    18,667       $    23,999
    Per Square Foot Leased                   $      3.13      $      2.06      $      1.70       $      2.49
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     11.20      $      6.70      $     10.42       $      2.49
                                             ===========      ===========      ===========       ===========
  Connecticut Office Properties
    Tenant Improvements                      $   317,480      $     8,036      $     8,036       $         0
    Per Square Foot Improved                 $      3.58      $      1.28      $      1.28       $         0
    Leasing Commissions                      $   270,008      $    38,525      $    38,525       $         0
    Per Square Foot Leased                   $      2.93      $      6.15      $      6.15       $         0
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      6.52      $      7.43      $      7.43       $      0.00
                                             ===========      ===========      ===========       ===========
  New Jersey Office Properties
    Tenant Improvements                      $ 1,505,821      $ 2,271,806      $ 1,947,868       $   323,938
    Per Square Foot Improved                 $      5.67      $     11.80      $     35.87       $      2.34
    Leasing Commissions                      $ 1,114,747      $ 1,312,207      $   609,040       $   703,167
    Per Square Foot Leased                   $      4.10      $      6.82      $     11.22       $      5.09
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      9.77      $     18.62      $     47.09       $      7.43
                                             ===========      ===========      ===========       ===========
  New York City Office Properties
    Tenant Improvements                      $ 1,734,768      $ 1,624,190      $ 1,509,190       $   115,000
    Per Square Foot Improved                 $     11.96      $     40.61      $     59.94       $      7.76
    Leasing Commissions                      $ 1,178,950      $   569,370      $   569,370       $         0
    Per Square Foot Leased                   $     13.97      $     14.24      $     18.80       $      0.00
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $     25.92      $     54.85      $     78.74       $      7.76
                                             ===========      ===========      ===========       ===========
  Industrial Properties
    Tenant Improvements                      $ 1,060,791      $   283,635      $   252,501       $    31,134
    Per Square Foot Improved                 $      1.20      $      1.14      $      1.48       $      0.39
    Leasing Commissions                      $   629,218      $   259,535      $   239,357       $    20,178
    Per Square Foot Leased                   $      0.64      $      1.04      $      1.40       $      0.26
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      1.85      $      2.18      $      2.88       $      0.65
                                             ===========      ===========      ===========       ===========
--------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
    Tenant Improvements                      $ 9,782,844      $ 4,660,104      $ 4,167,725       $   492,379
    Per Square Foot Improved                 $      4.75      $      8.30      $      9.66       $      3.78
    Leasing Commissions                      $ 5,528,065      $ 2,460,892      $ 1,690,955       $   769,937
    Per Square Foot Leased                   $      2.66      $      4.38      $      3.92       $      5.92
                                             -----------      -----------      -----------       -----------
     Total Per Square Foot                   $      7.41      $     12.68      $     13.58       $      9.70
                                             ===========      ===========      ===========       ===========


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

NOTES:
------

(1) Excludes non-incremental capital expenditures, tenant improvements and leasing commissions for One Orlando Center in Orlando, Florida. Paid or accrued capital expenses, tenant improvements and leasing commissions for the three month period ended March 31, 2003 were $160,935, $414,336 and $422,007 respectively. Committed tenant improvements and leasing commissions for One Orlando were $1,286,881 and $510,740 respectively.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) All amounts represent tenant improvements and leasing costs committed on leases signed during the period.
(4) Excludes $746,827 of deferred leasing costs in YTD 2003 attributable to space marketed but not yet leased.

The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the three months ended March 31, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                              March 31,
                                                                2003
                                                             -----------
      Capital expenditures:
           Non-incremental .................................   $ 2,272
           Incremental .....................................       255
      Tenant improvements:
           Non-incremental .................................    12,366
           Incremental .....................................        23
                                                               -------
      Additions to commercial real estate properties........   $14,916
                                                               =======
      Leasing costs:
           Non-incremental .................................   $ 2,599
           Incremental .....................................     2,188
                                                               -------
      Payment of deferred leasing costs ....................   $ 4,787
                                                               =======
      Acquisition and development costs ....................   $ 5,888
                                                               =======

The following table sets forth the Operating Partnership's lease expiration table at April 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio:

                                                         TOTAL PORTFOLIO (a)

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total            Cumulative
Year of                                Leases              Feet            Portfolio             % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                    118             1,136,247             5.6%                  5.6%
2004                                    187             1,541,706             7.6%                 13.2%
2005                                    243             2,479,052            12.2%                 25.4%
2006                                    222             2,567,226            12.7%                 38.1%
2007                                    144             1,625,535             8.0%                 46.1%
2008                                    111             1,533,788             7.6%                 53.6%
2009 and thereafter                     291             8,007,433            39.6%                 93.1%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                 1,316           18,890,987            93.1%                  --
===============================================================================================================
Total Portfolio Square Feet                            20,294,055
===============================================================================================================

                                                        OFFICE PORTFOLIO (a)

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total           Cumulative
Year of                                Leases              Feet              Office             % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                     105              829,574             6.1%                  6.1%
2004                                     149              975,820             7.2%                 13.3%
2005                                     209            1,792,499            13.2%                 26.5%
2006                                     172            1,560,167            11.5%                 38.0%
2007                                     112            1,261,583             9.3%                 47.3%
2008                                      78              807,556             6.0%                 53.3%
2009 and thereafter                      239            5,343,909            39.4%                 92.8%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                 1,064           12,571,108            92.8%                  --
===============================================================================================================
Total Office Portfolio Square Feet                     13,559,025
===============================================================================================================

                                                      INDUSTRIAL/R&D PORTFOLIO

---------------------------------------------------------------------------------------------------------------
                                     Number of            Square           % of Total           Cumulative
Year of                                Leases              Feet          Industrial/R&D        % of Total
Expiration                            Expiring           Expiring            Sq Ft            Portfolio Sq Ft
---------------------------------------------------------------------------------------------------------------
2003                                      13              306,673             4.6%                  4.6%
2004                                      38              565,886             8.4%                 13.0%
2005                                      34              686,553            10.2%                 23.1%
2006                                      50            1,007,059            15.0%                 38.1%
2007                                      32              363,952             5.4%                 43.5%
2008                                      33              726,232            10.8%                 54.3%
2009 and thereafter                       52            2,663,524            39.5%                 93.8%
---------------------------------------------------------------------------------------------------------------
Total/Weighted Average                   252            6,319,879            93.8%                  --
===============================================================================================================
Total Industrial/R&D Portfolio Square Feet              6,735,030
===============================================================================================================

(a) Excludes the 355,000 square foot office property located in Orlando, Florida.

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

Item 6.   Exhibits and Reports on Form 8-K
          a) Exhibits

                10.1 Amended and Restated Long-Term Incentive Award Agreement,
                     dated as of March 13, 2003, between the Company and Scott
                     H. Rechler*

                99.1 Certification of Donald Rechler, Co-CEO of Reckson
                     Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                99.1 Certification of Scott H. Rechler, Co-CEO of Reckson
                     Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                99.2 Certification of Michael Maturo, Executive Vice President,
                     Treasurer and CFO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code

                * Each of Donald J. Rechler, Mitchell D. Rechler, Gregg M. Rechler, Michael Maturo, Roger M. Rechler and Jason M. Barnett has entered into a Long-Term Incentive Award Agreement with the Company, dated March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler filed herewith.

          b) During the three months ended March 31, 2003 the Registrant filed the following reports on Form 8K:

              On January 27, 2003, the Registrant submitted a report on Form 8-K under Item 5 with respect to the refinancing of its Credit Facility.

              On March 5, 2003 the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit its fourth quarter presentation in satisfaction of the requirements of Regulation FD.

              On March 5, 2003 the Registrant submitted a report on Form 8-K under Item 9 thereof in order to submit supplemental operating and financial data for the quarter ended December 31, 2002 in satisfaction of the requirements of Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L. P.
BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


By: /s/ Scott H. Rechler               By:        /s/ Michael Maturo
------------------------------         -----------------------------------------
Scott H. Rechler, Co-Chief             Michael Maturo, Executive Vice President,
Executive Officer                      Treasurer and Chief Financial Officer


By: /s/ Donald Rechler
------------------------------
Donald Rechler, Co-Chief
Executive Officer

DATE:  May 9, 2003

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

Date:  May 9, 2003

                                                /s/ Donald J. Rechler
                                                ---------------------------
                                                Donald J. Rechler
                                                Co-Chief Executive Officer,
                                                Reckson Associates Realty Corp.,
                                                the sole general partner of
                                                the Registrant

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

Date:  May 9, 2003

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

Date:  May 9, 2003

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