Form 10-Q
period 2003-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2003-08-14
CIK 930810

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER: 1-13762

                      RECKSON OPERATING PARTNERSHIP, L. P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                           11-3233647
--------                                                           ----------
(STATE OR OTHER JURISDICTION             (IRS EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)


225 BROADHOLLOW ROAD, MELVILLE, NY                                     11747
----------------------------------                                     -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)

                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                  ---------------------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) YES _X_ NO___, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___.

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 126.2 OF THE EXCHANGE ACT).
                                   YES _X_ NO ___

===============================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

    INDEX                                                                                                                    PAGE
    ------------------------------------------------------------------------------------------------------------------------------
    PART I.         FINANCIAL INFORMATION
    ------------------------------------------------------------------------------------------------------------------------------
    Item 1.        Financial Statements

                   Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002....................      3

                   Consolidated Statements of Income for the three and six months ended
                        June 30, 2003 and 2002 (unaudited) .............................................................      4

                   Consolidated Statements of Cash Flows for the six months ended
                        June 30, 2003 and 2002 (unaudited) .............................................................      5

                   Notes to the Consolidated Financial Statements (unaudited) ..........................................      6

    Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations................     18

    Item 3.        Quantitative and Qualitative Disclosures about Market Risk...........................................     33

    Item 4.        Controls and Procedures..............................................................................     34

    ------------------------------------------------------------------------------------------------------------------------------
    PART II.       OTHER INFORMATION
    ------------------------------------------------------------------------------------------------------------------------------

    Item 1.        Legal Proceedings....................................................................................     39
    Item 2.        Changes in Securities and Use of Proceeds............................................................     39
    Item 3.        Defaults Upon Senior Securities......................................................................     39
    Item 4.        Submission of Matters to a Vote of Securities Holders................................................     39
    Item 5.        Other Information....................................................................................     39
    Item 6.        Exhibits and Reports on Form 8-K.....................................................................     39

    ------------------------------------------------------------------------------------------------------------------------------
     SIGNATURES                                                                                                              40
    ------------------------------------------------------------------------------------------------------------------------------


   PART I - FINANCIAL INFORMATION
   ITEM 1 - FINANCIAL STATEMENTS

                      RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS EXCEPT UNIT AMOUNTS)

                                                                             JUNE 30, 2003
 ASSETS                                                                       (UNAUDITED)          DECEMBER 31, 2002
                                                                          -------------------     -------------------
Commercial real estate properties, at cost
     Land .............................................................       $   423,036             $   418,040
     Buildings and improvements .......................................         2,448,379               2,415,252
Developments in progress:
     Land .............................................................            88,388                  92,924
     Development costs ................................................            23,743                  28,311
Furniture, fixtures and equipment .....................................            12,572                  13,595
                                                                              -----------             -----------
                                                                                2,996,118               2,968,122
Less accumulated depreciation .........................................          (501,122)               (454,018)
                                                                              -----------             -----------
                                                                                2,494,996               2,514,104
Investments in real estate joint ventures .............................             5,709                   6,116
Investment in mortgage notes and notes receivable .....................            54,600                  54,547
Cash and cash equivalents .............................................            24,922                  30,576
Tenant receivables ....................................................             7,724                  14,050
Investments in service companies and affiliate loans and joint ventures            77,284                  78,104
Deferred rents receivable .............................................           116,573                 107,366
Prepaid expenses and other assets .....................................            54,910                  36,846
Contract and land deposits and pre-acquisition costs ..................               208                     240
Deferred lease and loan costs .........................................            68,727                  70,103
                                                                              -----------             -----------
     TOTAL ASSETS .....................................................       $ 2,905,653             $ 2,912,052
                                                                              ===========             ===========

LIABILITIES
Mortgage notes payable ................................................       $   734,134             $   740,012
Unsecured credit facility .............................................           322,000                 267,000
Senior unsecured notes ................................................           499,374                 499,305
Accrued expenses and other liabilities ................................            79,424                  90,320
Distributions payable .................................................            31,471                  31,575
                                                                              -----------             -----------
     TOTAL LIABILITIES ................................................         1,666,403               1,628,212
                                                                              -----------             -----------
Minority partners' interests in consolidated partnerships .............           240,452                 242,934
                                                                              -----------             -----------
Commitments and contingencies .........................................                --                      --

PARTNERS' CAPITAL
Preferred Capital, 10,854,162 units issued and outstanding ............           281,690                 281,690
General Partners' Capital:
  Class A common units, 48,000,995 and 48,246,083 units issued and
  outstanding, respectively ...........................................           450,121                 478,121
  Class B common units, 9,915,313 units issued and outstanding ........           200,726                 209,675
Limited Partners' Capital:

   Class A common units, 7,276,224 units issued and outstanding .......            66,261                  71,420
                                                                              -----------             -----------
   TOTAL PARTNERS' CAPITAL ............................................           998,798               1,040,906
                                                                              -----------             -----------

     TOTAL LIABILITIES AND PARTNERS' CAPITAL ..........................       $ 2,905,653             $ 2,912,052
                                                                              ===========             ===========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED AND IN THOUSANDS, EXCEPT UNIT DATA)

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                    ----------------------------    ----------------------------
                                                                        2003            2002            2003            2002
                                                                    ------------    ------------    ------------    ------------
REVENUES:
Property operating revenues:
     Base rents .................................................   $    107,127    $    108,867    $    214,605    $    215,250
     Tenant escalations and reimbursements ......................         15,377          14,062          31,340          29,383
                                                                    ------------    ------------    ------------    ------------
Total property operating revenues ...............................        122,504         122,929         245,945         244,633
Interest income on mortgage notes and notes receivable
    (including $1,045, $1,071, $2,078 and $2,130, respectively
    from related parties) .......................................          1,559           1,565           3,090           3,121
Investment and other income .....................................          3,349             284           9,137             818
                                                                    ------------    ------------    ------------    ------------
     TOTAL REVENUES .............................................        127,412         124,778         258,172         248,572
                                                                    ------------    ------------    ------------    ------------
EXPENSES:

Property operating expenses .....................................         46,568          41,431          94,402          83,326
Marketing, general and administrative ...........................          9,390           7,650          17,649          14,745
Interest ........................................................         22,896          22,124          45,746          43,120
Depreciation and amortization ...................................         29,903          27,836          61,887          53,766
                                                                    ------------    ------------    ------------    ------------
     TOTAL EXPENSES .............................................        108,757          99,041         219,684         194,957
                                                                    ------------    ------------    ------------    ------------
Income before minority interests, distributions to preferred unit holders, equity (loss) in earnings of real estate
    joint ventures and service companies, gain on sales of
    depreciable real estate assets and discontinued operations ..         18,655          25,737          38,488          53,615
Minority partners' interests in consolidated partnerships .......         (4,335)         (4,813)         (9,025)         (9,933)
Equity (loss) in earnings of real estate joint ventures and
    service companies (including $0 and $58, $0 and
    $465, respectively from related parties) ....................           (270)            159            (164)            494
Gain on sales of depreciable real estate assets .................             --              --              --             537
                                                                    ------------    ------------    ------------    ------------
Income before discontinued operations and distributions to
    preferred unitholders .......................................         14,050          21,083          29,299          44,713
Discontinued operations:
     Income from discontinued operations ........................             --             152              --             386
                                                                    ------------    ------------    ------------    ------------
Net Income ......................................................         14,050          21,235          29,299          45,099
Preferred unit distributions ....................................         (5,591)         (5,767)        (11,181)        (11,715)
                                                                    ------------    ------------    ------------    ------------
Net income allocable to common unit holders .....................   $      8,459    $     15,468    $     18,118    $     33,384
                                                                    ============    ============    ============    ============
Net Income allocable to:
     Class A common .............................................   $      6,643    $     12,211    $     14,234    $     26,304
     Class B common .............................................          1,816           3,257           3,884           7,080
                                                                    ------------    ------------    ------------    ------------
Total ...........................................................   $      8,459    $     15,468    $     18,118    $     33,384
                                                                    ============    ============    ============    ============
Net income per weighted average common units:
     Class A common .............................................   $        .12    $        .21    $        .26    $        .44
     Discontinued operations ....................................             --              --              --             .01
     Gain on sales of depreciable real estate assets ............             --              --              --              --
                                                                    ------------    ------------    ------------    ------------
     Class A common .............................................   $        .12    $        .21    $        .26    $        .45
                                                                    ============    ============    ============    ============
     Class B common .............................................   $        .18    $        .32    $        .39    $        .67
     Discontinued operations ....................................             --              --              --             .01
     Gain on sales of depreciable real estate assets ............             --              --              --             .01
                                                                    ------------    ------------    ------------    ------------
     Class B common .............................................   $        .18    $        .32    $        .39    $        .69
                                                                    ============    ============    ============    ============
Weighted average common units outstanding:
     Class A common .............................................     55,277,219      58,275,733      55,376,642      57,900,171
     Class B common .............................................      9,915,313      10,283,513       9,915,313      10,283,513


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        --------------------------
                                                                                          2003             2002
                                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .....................................................................       $  29,299        $  45,099

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................          61,887           54,167
   Gain on sales of depreciable real estate assets ..............................              --             (537)
   Minority partners' interests in consolidated partnerships ....................           9,025            9,933
   (Equity) loss in earnings of real estate joint ventures and service companies              164             (494)

Changes in operating assets and liabilities:
   Prepaid expenses and other assets ............................................          (5,988)          21,202
   Tenant receivables ...........................................................           6,326           (1,878)
   Deferred rents receivable ....................................................          (9,207)         (13,175)
   Accrued expenses and other liabilities .......................................          (9,149)          (9,490)
                                                                                        ---------        ---------
    Net cash provided by operating activities ...................................          82,357          104,827
                                                                                        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from mortgage note receivable repayments ............................              --                8
   Additions to commercial real estate properties ...............................         (25,149)         (20,810)
   Additions to developments in progress ........................................          (9,732)         (31,809)
   Purchase of commercial real estate ...........................................          (6,505)              --
   Payment of leasing costs .....................................................          (8,765)          (6,169)
   Additions to furniture, fixtures and equipment ...............................             (94)             (64)
   Distributions from investments in real estate joint ventures .................             243               --
   Proceeds from sales of real estate ...........................................              --            2,128
                                                                                        ---------        ---------
    Net cash used in investing activities .......................................         (50,002)         (56,716)
                                                                                        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured borrowings .....................................          (5,878)          (5,094)
   Payment of loan costs ........................................................             (29)            (990)
   (Decrease) in investments in affiliate loans and service companies ...........              --             (759)
   Proceeds from issuance of senior unsecured notes .............................              --           49,432
   Proceeds from of unsecured credit facility ...................................          55,000           45,000
   Repayment of unsecured credit facility .......................................              --         (140,600)
   Distributions to minority partners in consolidated partnerships ..............         (11,507)          (9,559)
   Purchases of general partner common units ....................................          (4,538)              --
   Contributions ................................................................              --            6,014
   Distributions ................................................................         (71,057)         (74,047)
                                                                                        ---------        ---------
      Net cash used in financing activities .....................................         (38,009)        (130,603)
                                                                                        ---------        ---------

Net (decrease) in cash and cash equivalents .....................................          (5,654)         (82,492)
Cash and cash equivalents at beginning of period ................................          30,576          121,773
                                                                                        ---------        ---------
Cash and cash equivalents at end of period ......................................       $  24,922        $  39,281
                                                                                        =========        =========


                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                   (UNAUDITED)

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

During June 1995, the Company contributed approximately $162 million in cash to the Operating Partnership in exchange for an approximate 73% general partnership interest. All Properties acquired by the Company are held by or through the Operating Partnership. In addition, in connection with the formation of the Operating Partnership, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("Units") to the continuing investors and assumed certain indebtedness in exchange for interests in certain property partnerships, fee simple and leasehold interests in properties and development land, certain other business assets and 100% of the non-voting preferred stock of the management and construction companies. At June 30, 2003, the Company's ownership percentage in the Operating Partnership was approximately 89.5%.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and its subsidiaries at June 30, 2003 and December 31, 2002 and the results of their operations for the three and six months ended June 30, 2003 and 2002, respectively, and, their cash flows for the six months ended June 30, 2003 and 2002, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are also reflected in the accompanying financial statements on the equity method of accounting. For the periods presented prior to October 1, 2002, the operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest, were reflected in the accompanying financial statements on the equity method of accounting. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies (see Note 10). All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc. and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on its contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

The minority partners' interests in consolidated partnerships at June 30, 2003 represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a nine property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

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

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2002.

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

The net income allocable to common unit holders for the three month period ended June 30, 2002 has been adjusted to record the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership which aggregated, in total, approximately $938,000. Such amount also adjusted net income per weighted average common unit by $(.01) and $(.02) with respect to the Class A common and Class B common units, respectively.

In addition, the net income allocable to common unit holders for the six month period ended June 30, 2002 has been adjusted to record the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership which aggregated, in total, approximately $1.9 million. Such amount also adjusted net income per weighted average common unit by $(.03) and $(.04) with respect to the Class A common and Class B common units, respectively.

3.   MORTGAGE NOTES PAYABLE

As of June 30, 2003, the Operating Partnership had approximately $734.1 million of fixed rate mortgage notes which mature at various times between 2004 and 2027. The notes are secured by 21 properties with an aggregate carrying value of approximately $1.5 billion, which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.6 million of the $734.1 million is recourse to the Operating Partnership and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company.

The following table sets forth the Operating Partnership's mortgage notes payable as of June 30, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
80 Orville Dr, Islip, NY                                   2,616          10.10%     February, 2004      Interest only
395 North Service Road, Melville, NY                      19,505           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       19,160           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       74,235           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,570           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       18,424           8.50%        April, 2007           15
333 Earle Ovington Blvd, Mitchel Field, NY (b)            53,376           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY                                82,100           7.73%       August, 2009           25
100 Wall Street, NY, NY                                   35,577           7.73%       August, 2009           25
6900 Jericho Turnpike, Syosset, NY                         7,289           8.07%         July, 2010           25
6800 Jericho Turnpike, Syosset, NY                        13,811           8.07%         July, 2010           25
580 White Plains Road, Tarrytown, NY                      12,583           7.86%    September, 2010           25
919 Third Ave, NY, NY (c)                                245,537          6.867%       August, 2011           30
110 Bi-County Blvd., Farmingdale, NY                       3,521          9.125%     November, 2012           20
One Orlando Center, Orlando, FL (d)                       38,067           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          63,763           6.82%     November, 2027           28
                                                     -----------

Total/Weighted Average                               $   734,134           7.26%
                                                     ===========

------------------------
    (a) Encompasses six Class A office properties
    (b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $32.0 million
    (c) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $125.2 million
    (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum.

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at June 30, 2003 is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

4.   SENIOR UNSECURED NOTES

As of June 30, 2003, the Operating Partnership had outstanding approximately $499.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                       FACE
          ISSUANCE                    AMOUNT              COUPON RATE              TERM              MATURITY
 ----------------------------  ---------------------   -------------------   -----------------  -------------------
       March 26, 1999                $100,000                7.40%               5 years         March 15, 2004
        June 17, 2002                $ 50,000                6.00%               5 years          June 15, 2007
      August 27, 1997                $150,000                7.20%               10 years       August 28, 2007
       March 26, 1999                $200,000                7.75%               10 years         March 15, 2009

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 were issued at aggregate discounts of $738,000 and 267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.   UNSECURED CREDIT FACILITY

The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $322.0 million at June 30, 2003.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2003, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $178.0 million, subject to compliance with certain financial covenants.

6.   COMMERCIAL REAL ESTATE INVESTMENTS

As of June 30, 2003, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 104 industrial / R&D properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately
3.1 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of June 30, 2003, the Operating Partnership had invested approximately $112.1 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans market comparable land values and alternative use values. As of June 30, 2003, the Operating Partnership has capitalized approximately $4.4 million related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Operating Partnership has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Operating Partnership has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.6 million of which $4.3 million and $10.1 million has been recognized during the three and six months ended June 30, 2003, respectively and is included in investment and other income on the accompanying statements of income. Approximately $10.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Operating Partnership, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. This acquisition was financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. If Reckson Construction Group, Inc. is unable to acquire additional qualified replacement properties or interests therein by September 7, 2003, a tax liability of approximately $5.2 million will result from the gain recognized on the sale proceeds received from the land sale to First Data.

On August 7, 2003, the Operating Partnership acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Credit Facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit

The Operating Partnership holds a $17.0 million interest in a note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Operating Partnership currently owns a 60% majority interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of June 30, 2003, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments, the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of June 30, 2003, the 520JV had total assets of $20.1 million, a mortgage note payable of $12.3 million and other liabilities of $503,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the three months ended June 30, 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of their premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $497,000 and $362,000 for the three and six months ended June 30, 2003, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV loss was approximately $270,000 and $164,000 for the three and six months ended June 30, 2003, respectively.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

7.       PARTNERS' CAPITAL

On June 30, 2003, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which, are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year.

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

During June 2003, the Operating Partnership declared the following distributions:

                                             RECORD             PAYMENT             THREE MONTHS        ANNUALIZED
       SECURITY          DISTRIBUTION         DATE               DATE                  ENDED           DISTRIBUTION
       --------          ------------         ----               ----                  -----           ------------
Class A common unit         $.4246        July 7, 2003       July 18, 2003         June 30, 2003          $1.6984
Class B common unit         $.6471        July 15, 2003      July 31, 2003         July 31, 2003          $2.5884
Series A preferred unit     $.476563      July 15, 2003      July 31, 2003         July 31, 2003          $1.9063
Series E preferred unit     $.553125      July 15, 2003      July 31, 2003         July 31, 2003          $2.2125

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the six months ended June 30, 2003, under this buy-back program, the Operating Partnership purchased 252,000 Class A common units at an average price of $18.01 per Class A unit for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the historical activity under the current buy-back program (dollars in thousands except per unit data):

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

On June 30, 2003, the Company had 8,834,500 shares of its Class A preferred stock issued and outstanding. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company.

On August 7, 2003, in conjunction with the Operating Partnership's acquisition of a Class A office property located in Stamford, Connecticut (see Note 6), the Operating Partnership issued 465,845 Class C common units of limited partnership interest. The Class C units will receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $2.2 million of compensation expense was recorded for each of the six month periods ended June 30, 2003 and 2002, respectively related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $13.0 million and $17.0 million at June 30, 2003 and December 31, 2002, respectively and have been included as a reduction of general partner's capital on the accompanying consolidated balance sheets. Other outstanding loans to the Company's executive and senior officers at June 30, 2003 amounted to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to certain of the Company's non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and six months ended June 30, 2003, the Operating Partnership recorded approximately $209,000 and $425,000 of compensation expense, respectively related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003 two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Operating Partnership recorded approximately $1.3 million and $1.5 million of compensation expense for the three and six months ended June 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

On May 29, 2003, the Board of Directors of the Company appointed Mr. Peter Quick as Lead Director and Chairman of the Nominating/Governance Committee. The Nominating/Governance Committee as well as the Company's Audit Committee and Compensation Committee are comprised solely of independent directors.

In addition, in May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of Class A common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

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

As of June 30, 2003, the Company had approximately 6.6 million shares of its Class A common stock reserved for issuance under its stock option plans, in certain cases subject to vesting terms, at a weighted average exercise price of $22.27 per option. In addition, the Company has approximately 295,000 shares of its Class A common stock reserved for future issuance under its stock option plans.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (in thousands)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     ---------------------
                                                                                      2003          2002
                                                                                     -------       -------
      Cash paid during the period for interest................................       $47,304       $45,817
                                                                                     =======       =======
      Interest capitalized during the period..................................       $ 3,675       $ 4,406
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

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the three months ended June 30, 2003 and 2002 (in thousands):

                                                                             Three months ended
                                            ------------------------------------------------------------------------------------
                                                              June 30, 2003                                  June 30, 2002
                                            -----------------------------------------  -----------------------------------------
                                               Core                      CONSOLIDATED                  Core         CONSOLIDATED
                                             Portfolio       Other          TOTALS      Portfolio      Other           TOTALS
                                            -----------   -----------    ------------  -----------   -----------    ------------
REVENUES:

Base rents, tenant
  escalations and reimbursements ........   $   120,497   $     2,007    $   122,504   $   120,819   $     2,110    $   122,929
Other income ............................   $     1,117   $     3,791    $     4,908           141         1,708          1,849
                                            -----------   -----------    -----------   -----------   -----------    -----------
  Total Revenues ........................       121,614         5,798        127,412       120,960         3,818        124,778
                                            -----------   -----------    -----------   -----------   -----------    -----------
EXPENSES:

Property operating expenses .............        45,556         1,012         46,568        39,882         1,549         41,431
Marketing, general and
administrative ..........................         4,582         4,808          9,390         4,628         3,022          7,650
Interest ................................        12,805        10,091         22,896        12,990         9,134         22,124
Depreciation and amortization ...........        28,373         1,530         29,903        25,636         2,200         27,836
                                            -----------   -----------    -----------   -----------   -----------    -----------
  Total Expenses ........................        91,316        17,441        108,757        83,136        15,905         99,041
                                            -----------   -----------    -----------   -----------   -----------    -----------
Income (loss) before minority interests,
  distributions to preferred unitholders,
  equity (loss) in earnings of real estate
  joint ventures and service companies,
  gain on sales of depreciable real estate
  assets and discontinued operations.....   $    30,298   $   (11,643)   $    18,655   $    37,824   $   (12,087)   $    25,737
                                            ===========   ===========    ===========   ===========   ===========    ===========
Total Assets ............................   $ 2,673,194   $   232,459    $ 2,905,653   $ 2,693,174   $   227,610    $ 2,920,784
                                            ===========   ===========    ===========   ===========   ===========    ===========


The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures for the six months ended June 30, 2003 and 2002 (in thousands):

                                                                            Six months ended
                                            ------------------------------------------------------------------------------------
                                                              June 30, 2003                                  June 30, 2002
                                            -----------------------------------------  -----------------------------------------
                                               Core                      CONSOLIDATED     Core                      CONSOLIDATED
                                             Portfolio       Other          TOTALS      Portfolio      Other           TOTALS
                                            -----------   -----------    ------------  -----------   -----------    ------------
REVENUES:

Base rents, tenant
  escalations and reimbursements.........   $  242,338    $    3,607    $  245,945     $  240,216    $    4,417     $  244,633
Other income ............................        1,877        10,350        12,227            556         3,383          3,939
                                            ----------    ----------    ----------     ----------    ----------     ----------
  Total Revenues.........................      244,215        13,957       258,172        240,772         7,800        248,572
                                            ----------    ----------    ----------     ----------    ----------     ----------
EXPENSES:

Property operating expenses..............       92,546         1,856        94,402         80,985         2,341         83,326
Marketing, general and administrative....        9,248         8,401        17,649          9,188         5,557         14,745
Interest.................................       25,564        20,182        45,746         25,954        17,166         43,120
Depreciation and amortization............       58,758         3,129        61,887         50,027         3,739         53,766
                                            ----------    ----------    ----------     ----------    ----------     ----------
  Total Expenses.........................      186,116        33,568       219,684        166,154        28,803        194,957
                                            ----------    ----------    ----------     ----------    ----------     ----------
Income (loss) before minority interests,
  distributions to preferred unitholders,
  equity (loss) in earnings of real estate
  joint ventures and service companies,
  gain on sales of depreciable real estate
  assets and discontinued operations.....   $   58,099    $  (19,611)   $   38,488     $   74,618    $  (21,003)    $  53,615
                                            ==========    ==========    ==========     ==========    ==========     =========


10.  RELATED PARTY TRANSACTIONS

In connection with the IPO, the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable, of which the Operating Partnership anticipates to prepay or retire approximately $6.1 million, and the issuance of approximately 145,000 Units. The Operating Partnership anticipated acquiring these two Remaining Option Properties in July 2003 but has since determined to defer such purchases while it evaluates the effect on the Operating Partnership of exercising these options in relation to certain other acquisition and disposition opportunities that have arisen.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 as amended (the "Code"). These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity, which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the six months ended June 30, 2003, Reckson Construction Group, Inc. billed approximately $231,000 of market rate services and Reckson Management Group, Inc. billed approximately $140,000 of market rate management fees to the Remaining Option Properties. In addition, for the six months ended June 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $124,000, for a property in which certain executive officers of the Company maintain an equity interest.

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

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash which comprised certain un-invested capital and proceeds from the sale of certain of the privatization assets and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. Funds required for RSVP to complete the redemption transaction are anticipated to be available from sales of the remaining privatization assets, sales of the medical office assets and proceeds from a third party financing. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. RSVP is currently negotiating with a lender to provide a portion of the proceeds needed to complete the restructuring transaction. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

Both the FrontLine Facility and the RSVP Facility terminated on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

11.      COMMITMENTS AND CONTINGENCIES

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Operating Partnership's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 160,600 square feet and have current contractual annual base rents of approximately $3.8 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, the Bankruptcy Court has (i) granted HQ's petition to reject three of its leases with the Operating Partnership, one of which is held through the 919JV and (ii) modify the terms of the lease, which is held through the 520JV. Two of the three rejected leases were held through wholly owned entities, aggregated approximately 23,900 square feet and were rejected in March 2002. The Operating Partnership has since re-leased 100% of the space related to these two rejected leases. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and was to provide for contractual base rents of approximately $1.9 million for the 2003 calendar year. With respect to the lease held through the 520JV, HQ surrendered approximately 10,500 square feet, or one-third of the total leased premises, to the Operating Partnership. The restructured lease provides for initial base rent of $23.25 per foot and is scheduled to expire in 2011. Of the surrendered space, approximately 6,500 square feet has been released at $18.50 per foot to an existing tenant in the 520JV and is scheduled to expire in 2010. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the three rejected leases. The Operating Partnership is in negotiation to restructure two of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has currently established reserves of approximately $428,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 85%, of the amounts due from HQ as of June 30, 2003.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Operating Partnership. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through August 31, 2003, other than under the four rejected leases and the Operating Partnership currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Operating Partnership has reached an agreement with WorldCom to restructure the remaining WorldCom leases which is subject to approval of the Bankruptcy Court. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Operating Partnership.

As of June 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Operating Partnership's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

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

During the three and six months ended June 30, 2003, the Operating Partnership incurred approximately $1.6 million and $3.6 million of bad debt expense related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

As of June 30, 2003, the Operating Partnership owned and operated 75 office properties (inclusive of eleven office properties owned through joint ventures) comprising approximately 13.6 million square feet, 104 industrial properties comprising approximately 6.9 million square feet and two retail properties comprising approximately 20,000 square feet located in the Tri-State Area.

The Operating Partnership also owns approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately
3.1 million square feet of office space and approximately 400,000 square feet of industrial / R&D space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of June 30, 2003, the Operating Partnership had invested approximately $112.1 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans market comparable land values and alternative use values. As of June 30, 2003, the Operating Partnership has capitalized approximately $2.4 million related to real estate taxes, interest and other carrying costs related to these development projects.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code and is included in prepaid expenses and other assets on the accompanying balance sheet. The Code allows for the deferral of taxes related to the gain attributable to the sale of property if such qualified identified replacement property is identified within 45 days and acquired within 180 days from the initial sale. The Operating Partnership has identified certain properties and interests in properties for purposes of this exchange. In accordance with Statement No. 66, the Operating Partnership has estimated its pre-tax gain on this land sale and build-to-suit transaction to be approximately $20.6 million of which $4.3 million and $10.1 million has been recognized during the three and six months ended June 30, 2003, respectively and is included in investment and other income on the Operating Partnership's statements of income. Approximately $10.5 million is estimated to be earned in future periods as the development progresses.

On May 22, 2003, the Operating Partnership, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. This acquisition was financed from the sales proceeds being held by the previously referenced qualified intermediary and the properties acquired were identified, qualified replacement properties. If Reckson Construction Group, Inc. is unable to acquire additional qualified replacement properties or interests therein by September 7, 2003, a tax liability of approximately $5.2 million will result from the gain recognized on the sale proceeds received from the land sale to First Data.

On August 7, 2003, the Operating Partnership acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Credit Facility of $21.6 million and the issuance of 465,845 Class C common units of limited partnership interest valued at $24.00 per unit.

The Operating Partnership holds a $17.0 million interest in a note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the "Omni Note"). The Operating Partnership currently owns a 60% majority interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds three other notes receivable aggregating $36.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, certain real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the "Note Receivable Investments"). As of June 30, 2003, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments, the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments. The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross collateralized under a $102 million mortgage note along with one of the Operating Partnership's New York City buildings.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. The remaining 40% interest is owned by JAH Realties, L.P. Jon Halpern, the CEO and a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of June 30, 2003, the 520JV had total assets of $20.1 million, a mortgage note payable of $12.3 million and other liabilities of $503,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $8.2 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the three months ended June 30, 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of their premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable and incurred a net loss of approximately $497,000 and $362,000 for the three and six months ended June 30, 2003, respectively. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting, the Operating Partnership's proportionate share of the 520JV loss was approximately $270,000 and $164,000 for the three and six months ended June 30, 2003, respectively.

In connection with the IPO, the Operating Partnership was granted ten year options to acquire ten properties (the "Option Properties") which are either owned by certain Rechler family members who are also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 Units valued at approximately $8.8 million. Currently, certain Rechler family members retain their equity interests in the five remaining Option Properties (the "Remaining Option Properties") which were not contributed to the Company as part of the IPO. Such options provide the Operating Partnership the right to acquire fee interest in two of the Remaining Option Properties and the Rechler's minority interests in three Remaining Option Properties. During May 2003, the Independent Directors approved the exercise by the Company of its option to acquire the Rechler's fee interest in two of the Remaining Option Properties (225 Broad Hollow Road and 593 Acorn Street) and to provide customary tax protection from the sale or disposition of these properties by the Company for a five-year period. In addition, the Rechler family members agreed to extend the term of the three remaining unexercised options for an additional two years. Both of these properties are located on Long Island and aggregate approximately 228,000 square feet. Aggregate consideration to acquire the two Remaining Option Properties is approximately $22.1 million which includes the assumption of approximately $19.0 million of mortgage notes payable, of which the Operating Partnership anticipates to prepay or retire approximately $6.1 million, and the issuance of approximately 145,000 Units. The Operating Partnership anticipated acquiring these two Remaining Option Properties in July 2003 but has since determined to defer such purchases while it evaluates the effect on the Operating Partnership of exercising these options in relation to certain other acquisition and disposition opportunities that have arisen.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986 as amended (the "Code"). These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity, which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries the Independent Directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interest in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the six months ended June 30, 2003, Reckson Construction Group, Inc. billed approximately $231,000 of market rate services and Reckson Management Group, Inc. billed approximately $140,000 of market rate management fees to the

Remaining Option Properties. In addition, for the six months ended June 30, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $124,000, for a property in which certain executive officers of the Company maintain an equity interest.

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

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $431,500. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Operating Partnership's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

The total market capitalization of the Operating Partnership at June 30, 2003 was approximately $3.1 billion. The Operating Partnership's total market capitalization is calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference values of the Operating Partnership's preferred units and
(iii) the approximately $1.4 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at June 30, 2003. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 2003 equaled approximately 46.2%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invests primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of June 30, 2003 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2003 interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million. RSVP retained the services of two managing directors to manage RSVP's day-to-day operations. Prior to the spin off of FrontLine, the Company guaranteed certain salary provisions of their employment agreements with RSVP Holdings, LLC, RSVP's common member. The term of these employment agreements is seven years commencing March 5, 1998 provided however, the term may be earlier terminated after five years upon certain circumstances. The salary for each managing director is $1 million in the first five years and $1.6 million in years six and seven.

The following table sets forth the Operating Partnership's invested capital (before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled             Amounts
                                        joint ventures             advanced                 Total
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
                                          ========                  ========              ========

Included in these investments is approximately $9.6 million of cash that has been contributed to the respective RSVP controlled joint ventures or advanced under the RSVP Commitment to FrontLine and is being held, along with cash from the preferred investors.

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

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

On or about April 29, 2003, RSVP entered into agreements regarding the restructuring of its capital structure and arrangements with its management. In connection with such restructuring, RSVP transferred $41 million in cash which comprised certain un-invested capital and proceeds from the sale of certain of the privatization assets and the assets that comprised its parking investments valued at approximately $28.5 million to the preferred equity holders in RSVP. In addition, RSVP agreed to redeem the preferred equity holders' interests for an additional $95.8 million in cash, subject to a financing contingency. Funds required for RSVP to complete the redemption transaction are anticipated to be available from sales of the remaining privatization assets, sales of the medical office assets and proceeds from a third party financing. RSVP also agreed to restructure its relationship with its current managing directors, conditioned upon the redemption of the preferred equity interests, whereby a management company formed by the managing directors will be retained to manage RSVP. RSVP will enter into a management agreement that will provide for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base fee and disposition fees together being subject to a maximum amount over the term of the agreement of $7.5 million.) In addition, the managing directors will retain a subordinate residual interest in RSVP's assets. The management agreement will have a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP. As a result of this new arrangement, the employment contracts of the managing directors will be terminated. RSVP is currently negotiating with a lender to provide a portion of the proceeds needed to complete the restructuring transaction. There can be no assurance that any of the foregoing pending transactions will be completed. In the event that the redemption of the preferred does not close, all parties rights shall remain unaffected, including the rights relating to a dispute between common and preferred members over certain provisions of the RSVP operating agreement.

Both the FrontLine Facility and the RSVP Facility terminated on June 15, 2003, are unsecured and advances thereunder are recourse obligations of FrontLine. Notwithstanding the valuation reserve, under the terms of the credit facilities, interest accrues on the FrontLine Loans at a rate equal to the greater of (a) the prime rate plus two percent and (b) 12% per annum, with the rate on amounts that are outstanding for more than one year increasing annually at a rate of four percent of the prior year's rate. In March 2001, the credit facilities were amended to provide that (i) interest is payable only at maturity and (ii) the Company may transfer all or any portion of its rights or obligations under the credit facilities to its affiliates. The Company requested these changes as a result of changes in REIT tax laws. As a result of FrontLine's default under the FrontLine Loans, interest on borrowings thereunder accrue at default rates ranging between 13% and 14.5% per annum.

Scott H. Rechler, who serves as Co-Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 as compared to the three months ended June 30, 2002:

Property operating revenues which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by approximately $425,000 for the three months ended June 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to a decrease in certain property occupancy rates and decreases in rental rates in certain "same store" properties amounting to approximately $3.0 million. These decreases were offset by built-in rent increases and escalation increases in certain of our leases of approximately $2.6 million.

Investment and other income increased by $3.1 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $4.3 million. This increase in investment and other income was offset by decreases in income generated by the Service Companies.

Property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by $5.1 million or 12.4% for the three months ended June 30, 2003 as compared to the 2002 period. This increase includes a $3.2 million increase in property operating expenses and a $1.9 million increase in real estate taxes. Included in the $3.2 million of property operating expense increase is $1.0 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately 892,000 of increased utility and snow removal costs which resulted in part to energy rate increases and continued inclement weather in the Northeast during the Spring months.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three months ended June 30, 2003 and 2002 were 62.0% and 66.3%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $1.7 million for the three months ended June 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $1.3 million for the three months ended June 30, 2003. The Company also incurred an increase of property related marketing costs to lease space which amounted to approximately $300,000 and increased costs related to director and officer's insurance and director fees of $347,000 for the three months ended June 30, 2003. Marketing, general and administrative expenses, as a percentage of total revenues were, 7.4% for the three months ended June 30, 2003 as compared to 6.1% for the 2002 period. The Operating Partnership capitalized approximately $1.3 million of marketing, general and administrative expenses for each of the three-month periods ended June 30, 2003 and 2002. These costs relate to leasing, construction and development activities, which are performed by the Operating Partnership and its subsidiaries.

Interest expense increased by approximately $772,000 for the three months ended June 30, 2003 as compared to the 2002 period. The increase includes $637,000 of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued on June 17, 2002. In addition, the increase includes approximately $346,000, which is attributable to an increase in the weighted average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $319.9 million for the three months ended June 30, 2003 as compared to $218.1 million for the three months ended June 30, 2002. These increases were offset by a decrease of approximately $221,000 in mortgage note payable interest expense.

Six months ended June 30, 2003 as compared to the six months ended June 30, 2002:

Property Operating Revenues increased by approximately $1.3 million for the six months ended June 30, 2003 as compared to the 2002 period. The change in Property Operating Revenues is attributable to built-in rent increases and escalation increases in certain of our leases of approximately $6.3 million and $3.4 million attributable to lease up of newly developed and redeveloped properties. These increases were offset by approximately $8.4 million related to decreases in certain property occupancy rates, decreases in rental rates and increases in bad debts related to tenant receivables and deferred rents receivable.

Investment and other income increased by $8.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit transaction of approximately $10.1 million. This increase in investment and other income was offset by decreases in income generated by the Service Companies.

Property Operating Expenses increased by $11.1 million or 13.3% for the six months ended June 30, 2003 as compared to the 2002 period. This increase includes a $7.5 million increase in property operating expenses and a $3.6 million increase in real estate taxes. Included in the $7.5 million of property operating expense increase is $2.4 million attributable to increases in insurance costs. The insurance cost increase is primarily attributable to the added cost of terrorism insurance for our properties and a significant increase in our liability insurance costs. The increase in insurance costs were caused by implications of the events which occurred on September 11, 2001. The increase in real estate taxes are attributable to the significant increase levied by certain municipalities, particularly in New York City and Nassau County, New York which are experiencing severe fiscal budget issues. Also included in the property operating expense increase is approximately $3.3 million of increased utility and snow removal costs which resulted in part to rate increases and continued inclement weather in Northeast during the Spring months. To a lesser extent, cleaning costs increased by approximately $550,000 due to inflationary/contractual increases and property related marketing costs increased by approximately $334,000 resulting from a decrease in overall occupancy.

Gross Operating Margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the six months ended June 30, 2003 and 2002 were 61.6% and 65.9%, respectively. The decrease in Gross Operating Margins is primarily attributable to decreases in average occupancy of the portfolio and also as a result of increased Property Expenses specifically relating to insurance costs, real estate taxes and utilities and snow removal costs.

Marketing, general and administrative expenses increased by approximately $2.9 million for the six months ended June 30, 2003 as compared to the 2002 period. The increase is in part attributable to increased compensation costs including compensation costs associated with the Company's long term incentive programs which commenced in March 2003 and amounted to approximately $1.5 million for the six months ended June 30, 2003. Marketing, general and administrative expenses, as a percentage of total revenues were, 6.8% for the six months ended June 30, 2003 as compared to 5.9% for the 2002 period. The Operating Partnership capitalized approximately $2.4 million of marketing, general and administrative expenses for the six months ended June 30, 2003 as compared to $2.6 million for the 2002 period. These costs relate to leasing, construction and development activities, which are performed by the Operating Partnership and its subsidiaries.

Interest expense increased by approximately $2.6 million for the six months ended June 30, 2003 as compared to the 2002 period. The increase includes $1.4 million of interest on the Operating Partnership's $50 million, five-year senior unsecured notes issued on June 17, 2002. The increase is also affected by the reduction in capitalized interest expense of $731,000 attributable to a decrease in the level of development projects. In addition, the increase includes approximately $879,000 which is attributable to an increase in the weighted average balance outstanding on the Operating Partnership's unsecured credit facility. The weighted average balance outstanding was $303.0 million for the six months ended June 30, 2003 as compared to $211.8 million for the six months ended June 30, 2002. These increases were offset by a decrease of approximately $431,000 in mortgage note payable interest expense.

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

The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit rating the interest rates and facility fee are subject to change. The outstanding borrowings under the Credit Facility were $322.0 million at June 30, 2003.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2003, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $178.0 million, subject to compliance with certain financial covenants.

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

On June 30, 2003, the Operating Partnership had issued and outstanding 9,915,313 Class B common units, all of which, are held by the Company. The distribution on the Class B units is subject to adjustment annually based on a formula which measures increases or decreases in the Company's Funds From Operations, as defined, over a base year. The Class B common units currently receive an annual distribution of $2.5884 per unit.

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

The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock and / or its Class B common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the six months ended June 30, 2003, under this buy-back program, the Operating Partnership purchased 252,000 Class A common units at an average price of $18.01 per Class A unit for an aggregate purchase price of approximately $4.5 million.

The following table sets forth the historical activity under the current buy-back program (dollars in thousands except per unit data):

                                          UNITS                     AVERAGE                  AGGREGATE
                                        PURCHASED               PRICE PER UNIT            PURCHASE PRICE
                                   --------------------      ----------------------     --------------------
     Current program:
          Class A common                2,950,400                  $ 21.30                   $  62,830
          Class B Common                  368,200                  $ 22.90                       8,432
                                        ---------                                            ---------
                                        3,318,600                                            $  71,262
                                        =========                                            =========

The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On June 30, 2003, the Company had 8,834,500 shares of its Class A preferred stock issued and outstanding. During the fourth quarter of 2002, the Company purchased and retired 357,500 shares of its Class A preferred stock at $22.29 per share for approximately $8.0 million. As a result, the Operating Partnership purchased and retired an equal number of preferred units of general partnership interest from the Company.

On August 7, 2003, in conjunction with the Operating Partnership's acquisition of a Class A office property located in Stamford, Connecticut the Operating Partnership issued 465,845 Class C common units of limited partnership interest. The Class C units will receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

The Operating Partnership's indebtedness at June 30, 2003 totaled approximately $1.4 billion (including its share of joint venture debt and net of the minority partners' interests share of joint venture debt) and was comprised of $322.0 million outstanding under the Credit Facility, approximately $499.4 million of senior unsecured notes and approximately $600.7 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.1 billion at June 30, 2003 (calculated based on the sum of (i) the value of the Operating Partnership's Class A common units and Class B common units (which, for this purpose, is assumed to be the same per unit as the market value of a share of the Company's Class A common stock and Class B common stock), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.4 billion of debt), the Operating Partnership's debt represented approximately 46.2% of its total market capitalization.

HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which is controlled by FrontLine, currently operates eight (formerly eleven) executive office centers in the Operating Partnership's properties, two of which are held through joint ventures. The leases under which these office centers operate expire between 2008 and 2011, encompass approximately 160,600 square feet and have current contractual annual base rents of approximately $3.8 million. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of June 30, 2002, HQ's leases with the Operating Partnership were in default. Further, the Bankruptcy Court has (i) granted HQ's petition to reject three of its leases with the Operating Partnership, one of which is held through the 919JV and (ii) modify the terms of the lease, which is held through the 520JV. Two of the three rejected leases were held through wholly owned entities, aggregated approximately 23,900 square feet and were rejected in March 2002. The Operating Partnership has since re-leased 100% of the space related to these two rejected leases. The third rejected lease held through the 919JV aggregated approximately 31,000 square feet and was to provide for contractual base rents of approximately $1.9 million for the 2003 calendar year. With respect to the lease held through the 520JV, HQ surrendered approximately 10,500 square feet, or one-third of the total leased premises, to the Operating Partnership. The restructured lease provides for initial base rent of $23.25 per foot and is scheduled to expire in 2011. Of the surrendered space, approximately 6,500 square feet has been released at $18.50 per foot to an existing tenant in the 520JV and is scheduled to expire in 2010. Pursuant to the bankruptcy filing, HQ has been paying current rental charges under its leases with the Operating Partnership, other than under the three rejected leases. The Operating Partnership is in negotiation to restructure two of the leases and leave the terms of the remaining five leases unchanged. All negotiations with HQ are conducted by a committee designated by the Board and chaired by an independent director. There can be no assurance as to whether any deal will be consummated with HQ or if HQ will affirm or reject any or all of its remaining leases with the Operating Partnership. As a result of the foregoing, the Operating Partnership has currently established reserves of approximately $428,000 (net of minority partners' interests and including the Operating Partnership's share of unconsolidated joint venture interest), or 85%, of the amounts due from HQ as of June 30, 2003.

WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Operating Partnership's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Operating Partnership. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. All of WorldCom's leases are current on base rental charges through August 31, 2003, other than under the four rejected leases and the Operating Partnership currently holds approximately $300,000 in security deposits relating to the non-rejected leases. The Operating Partnership has reached an agreement with WorldCom to restructure the remaining WorldCom leases which is subject to approval of the Bankruptcy Court. There can be no assurance as to whether any deal will be consummated with WorldCom or if WorldCom will affirm or reject any or all of its remaining leases with the Operating Partnership.

As of June 30, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Operating Partnership's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at June 30, 2003 (in thousands):

                                                             MATURITY DATE
                            --------------------------------------------------------------------------------------
                                2003          2004           2005            2006          2007        THEREAFTER       TOTAL
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
Mortgage notes payable (1)  $     6,421    $    13,169    $    14,167    $    13,785    $    11,305    $   117,390    $   176,237
Mortgage notes payable
(2)(3)                               --          2,616         18,553        129,920         60,539        346,269        557,897
Senior unsecured notes               --        100,000             --             --        200,000        200,000        500,000
Unsecured credit facility            --             --        322,000             --             --             --        322,000
Land lease obligations            1,357          2,811          2,814          2,795          2,735         43,276         55,788
Operating leases                    690          1,313          1,359          1,407          1,455            683          6,907
Air rights lease
  obligations                       188            379            379            379            379          4,280          5,984
                            -----------    -----------    -----------    -----------    -----------    -----------    -----------
                            $     8,656    $   120,288    $   359,272    $   148,286    $   276,413    $   711,898    $ 1,624,813
                            ===========    ===========    ===========    ===========    ===========    ===========    ===========

(1)   Scheduled principal amortization payments
(2)   Principal payments due at maturity
(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at June 30, 2003 is approximately $8.2 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

In addition, at June 30, 2003, the Operating Partnership had approximately $950,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44.6 million, or 6.1%, of the Operating Partnership's mortgage debt is recourse to the Operating Partnership.

Other Matters

Eight of the Operating Partnership's office properties which were acquired by the issuance of Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between the remainder of 2003 and 2013.

Eleven of the Operating Partnership's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

On May 29, 2003, the Board of Directors of the Company appointed Mr. Peter Quick as Lead Director and Chairman of the Nominating/Governance Committee. The Nominating/Governance Committee as well as the Company's Audit Committee and Compensation Committee are comprised solely of independent directors.

In addition, in May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of Class A common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) vest and are ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. Approximately $2.2 million of compensation expense was recorded for each of the six month periods ended June 30, 2003 and 2002 related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

The outstanding stock loan balances due from the Company's executive and senior officers aggregated approximately $13.0 million and $17.0 million at June 30, 2003 and December 31, 2002, respectively and have been included as a reduction of general partner's capital on the Operating Partnership's consolidated balance sheets. Other outstanding loans to the Company's executive and senior officers amounting to approximately $1.0 million related to life insurance contracts and approximately $2.0 million primarily related to tax payment advances on stock compensation awards made to certain of the Company's non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. During the three and six months ended June 30, 2003, the Operating Partnership recorded approximately $209,000 and $425,000 of compensation expense, respectively related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award which provides for compensation to be earned at the end of a four year period if the Company attains certain four year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003 two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. With respect to the core award of this LTIP, the Operating Partnership recorded approximately $1.3 million and $1.5 million of compensation expense for the three and six months ended June 30, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property. All of the Operating Partnership's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Operating Partnership's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson, the Operating Partnership's predecessor, and subjected to a Phase 1 in April 1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnership's business.

Funds from Operations

Management believes that funds from operations ("FFO") is a widely recognized and appropriate measure of performance of an operating partnership whose general partner is an equity REIT. Although FFO is a non-GAAP financial measure, the Operating Partnership believes it provides useful information to the Company's shareholders, potential investors and management. The Operating Partnership computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from debt restructurings and sales of depreciable properties, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the three and six month periods ended June 30, 2003 includes gain from the sale of land in the amount of $2.2 million and $7.7 million, respectively.

Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

     The following table presents the Operating Partnership's FFO calculation (in thousands):

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           JUNE 30,             JUNE 30,
                                                     ------------------    ------------------
                                                      2003       2002       2003       2002
                                                     -------    -------    -------    -------
Net income available to common unit holders .....    $ 8,459    $15,468    $18,118    $33,384
Adjustments for Funds From Operations:
Add:
  Real estate depreciation and amortization .....     29,127     27,041     60,454     52,362
  Minority partners' interests in consolidated
    partnerships ................................      4,335      4,813      9,025      9,933
Less:
  Gain on sales of depreciable real estate assets         --         --         --        537
  Amounts distributable to minority partners in
    consolidated partnerships ...................      6,769      6,329     13,576     12,893
                                                     -------    -------    -------    -------
Funds From Operations ...........................    $35,152    $40,993    $74,021    $82,249
                                                     =======    =======    =======    =======
Weighted average units outstanding ..............     65,192     68,559     65,292     68,184
                                                     =======    =======    =======    =======

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

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of June 30, 2003, the Operating Partnership had no derivatives outstanding.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2003 (dollars in thousands):

                                  For The Year Ended December 31,
                        ------------------------------------------------------------
                              2003       2004        2005         2006       2007      Thereafter   Total (1)      FMV
                        ----------------------------------------------------------------------------------------------------
Long term debt:
   Fixed rate...........   $  6,421   $ 115,785   $  32,720   $ 143,705   $ 271,844    $ 663,659   $1,234,134   $1,254,661
   Weighted average
      interest rate.....       7.50%       7.47%       6.92%       7.38%       7.14%        7.32%        7.29%
   Variable rate........   $    --    $      --   $ 322,000   $      --   $      --    $      --   $  322,000   $  322,000
   Weighted average
      interest rate.....        --           --       2.12%          --          --           --         2.12%


(1) Includes aggregate unamortized issuance discounts of approximately $626,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have an approximate $3.2 million annual increase in interest expense based on $322.0 million of variable rate debt outstanding at June 30, 2003.

The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2003 (dollars in thousands):

                                       For the Year Ended December 31,
                         ------------------------------------------------------------------
                                2003        2004        2005           2006         2007     Thereafter      Total (1)       FMV
                         ----------------------------------------------------------------------------------------------------------
Mortgage notes and
  notes receivable:

    Fixed rate...........    $     --    $     --    $  36,500      $     --     $     --    $   16,990    $   53,490   $   54,568
    Weighted average
      interest rate......          --          --       11.32%            --           --         12.00%        11.54%

         (1) Excludes interest receivables aggregating approximately $1.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Operating Partnership has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Operating Partnership with the SEC and assists the Company's Co-Chief Executive Officers and Chief Financial Officer in connection with their certifications contained in the Operating Partnership's SEC reports. The Committee meets regularly and reports to the Company's Audit Committee on a quarterly or more frequent basis. The Company's principal executive and financial officers have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, our principal executive and financial officers concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of June 30, 2003:

-------------------------------------------------------------------------------------------------------------
                                                                 PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                       TOTAL     SHARE OF ANNUALIZED       ANNUALIZED BASE
  TENANT NAME (1)                   TENANT TYPE     SQUARE FEET  BASE RENTAL REVENUE        RENTAL REVENUE
-------------------------------------------------------------------------------------------------------------
* DEBEVOISE & PLIMPTON                 Office         465,420           3.3%                    5.6%
* AMERICAN EXPRESS                     Office         238,342           2.0%                    1.8%
  BELL ATLANTIC                        Office         210,426           1.6%                    1.4%
* SCHULTE ROTH & ZABEL                 Office         238,052           1.4%                    2.4%
  DUN & BRADSTREET CORP.               Office         123,000           1.2%                    1.0%
* FUJI PHOTO FILM USA                  Office         186,484           1.2%                    1.0%
* WORLDCOM/MCI                         Office         244,870           1.1%                    1.1%
  UNITED DISTILLERS                    Office         137,918           1.1%                    1.0%
  T.D. WATERHOUSE                      Office         103,381           1.0%                    0.8%
* PRUDENTIAL                           Office         127,153           0.9%                    0.9%
* BANQUE NATIONALE DE PARIS            Office         145,834           0.9%                    1.5%
* HQ GLOBAL                      Office/Industrial    160,637           0.9%                    0.9%
* KRAMER LEVIN NESSEN KAMIN            Office         158,144           0.9%                    1.4%
  HELLER EHRMAN WHITE                  Office          64,526           0.9%                    0.7%
  VYTRA HEALTHCARE                     Office         105,613           0.8%                    0.7%
  P.R. NEWSWIRE ASSOCIATES             Office          67,000           0.8%                    0.7%
  HOFFMANN-LA ROCHE INC.               Office         120,736           0.7%                    0.6%
  LABORATORY CORP OF AMERICA           Office         108,000           0.7%                    0.6%
* STATE FARM                     Office/Industrial    184,013           0.7%                    1.0%
  EMI ENTERTAINMENT WORLD              Office          65,844           0.7%                    0.6%
  ESTEE LAUDER                       Industrial       374,578           0.7%                    0.6%
* DRAFT WORLDWIDE INC.                 Office         124,008           0.7%                    1.1%
  PRACTICING LAW INSTITUTE             Office          77,500           0.7%                    0.6%
  LOCKHEED MARTIN CORP.                Office         123,554           0.7%                    0.6%
  D.E.SHAW                             Office          70,104           0.6%                    0.6%
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

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the , Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the six month period ended June 30, 2003 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                                     Average          YTD
                                                 1999         2000        2001          2002        1999-2002        2003
                                          -----------------------------------------------------------------------------------
   Suburban Office Properties
     Total                                   $2,298,899   $3,289,116   $4,606,069    $5,283,674     $3,869,440    $2,751,646
     Per Square Foot                         $     0.23   $     0.33   $     0.45         $0.53     $     0.39    $     0.27

   NYC Office Properties
     Total                                          N/A   $  946,718   $1,584,501    $1,939,111     $1,490,110    $  841,074
     Per Square Foot                                N/A         0.38         0.45         $0.56           0.46    $     0.24

  Industrial Properties
     Total                                   $1,048,688   $  813,431   $  711,666    $1,881,627     $1,113,853    $  466,192
     Per Square Foot                         $     0.11   $     0.11   $     0.11         $0.28     $     0.15    $     0.07

TOTAL PORTFOLIO
                                          -----------------------------------------------------------------------------------
     Total                                   $3,347,587   $5,049,265   $6,902,236    $9,104,413                   $4,058,912
     Per Square Foot                         $     0.17   $     0.25        $0.34    $     0.45                   $     0.20


The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2002 and for the six month period ended June 30, 2003 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:


                                                                                     Average        YTD
                                    1999        2000        2001        2002        1999-2002     2003(2)   New       Renewal
                                -------------------------------------------------------------------------------------------------
Long Island Office Properties
    Tenant Improvements         $1,009,357  $2,853,706  $2,722,457  $ 1,917,466    $2,125,747  $2,401,302  $1,893,468  $  507,834
    Per Square Foot Improved    $     4.73  $     6.99  $     8.47  $      7.81    $     7.00  $     5.90  $     9.54  $     2.44
    Leasing Commissions         $  551,762  $2,208,604  $1,444,412  $ 1,026,970    $1,307,937  $2,014,264  $1,734,685  $  279,579
    Per Square Foot Leased      $     2.59  $     4.96  $     4.49  $      4.18    $     4.06  $     4.95  $     8.74  $     1.34
                                -------------------------------------------------------------------------------------------------
     Total Per Square Foot      $     7.32  $    11.95  $    12.96  $     11.99    $    11.06  $    10.85  $    18.28  $     3.78
                                =================================================================================================
Westchester Office Properties
    Tenant Improvements         $1,316,611  $1,860,027  $2,584,728  $ 6,391,589(1) $3,038,239  $  871,401  $  871,401  $        0
    Per Square Foot Improved    $     5.62  $     5.72  $     5.91  $     15.05    $     8.08  $    13.27  $    21.34  $     0.00
    Leasing Commissions         $  457,730  $  412,226  $1,263,012  $ 1,975,850    $1,027,204  $  231,190  $  207,191  $   23,999
    Per Square Foot Leased      $     1.96  $     3.00  $     2.89  $      4.65    $     3.13  $     3.52  $     5.07  $     0.97
                                --------------------------------------------------------------------------------------------------
     Total Per Square Foot      $     7.58  $     8.72  $     8.80  $     19.70    $    11.20  $    16.79  $    26.41  $     0.97
                                ==================================================================================================
Connecticut Office Properties
    Tenant Improvements         $  179,043  $  385,531  $  213,909  $   491,435    $  317,480  $   25,868  $   15,758  $   10,110
    Per Square Foot Improved    $     4.88  $     4.19  $     1.46  $      3.81    $     3.58  $     1.29  $     1.24  $     1.39
    Leasing Commissions         $  110,252  $  453,435  $  209,322  $   307,023    $  270,008  $   76,485  $   57,855  $   18,630
    Per Square Foot Leased      $     3.00  $     4.92  $     1.43  $      2.38    $     2.93  $     3.82  $     4.55  $     2.56
                                -------------------------------------------------------------------------------------------------
     Total Per Square Foot      $     7.88  $     9.11  $     2.89  $      6.19    $     6.52  $     5.11  $     5.79  $     3.95
                                =================================================================================================
New Jersey Office Properties
    Tenant Improvements         $  454,054  $1,580,323  $1,146,385  $ 2,842,521    $1,505,821  $3,410,777  $3,086,839  $  323,938
    Per Square Foot Improved    $     2.29  $     6.71  $     2.92  $     10.76    $     5.67  $    13.25  $    26.91  $     2.27
    Leasing Commissions         $  787,065  $1,031,950  $1,602,962  $ 1,037,012    $1,114,747  $1,758,933  $1,041,571  $  717,362
    Per Square Foot Leased      $     3.96  $     4.44  $     4.08  $      3.92    $     4.10  $     6.83  $     9.09  $     5.02
                                --------------------------------------------------------------------------------------------------
     Total Per Square Foot      $     6.25  $    11.15  $     7.00  $     14.68    $     9.77  $    20.08  $    36.00  $     7.29
                                =================================================================================================
New York City Office Properties
    Tenant Improvements                N/A  $   65,267  $  788,930  $ 4,350,106    $1,734,768  $2,076,732  $1,936,972  $  139,760
    Per Square Foot Improved           N/A  $     1.79  $    15.69  $     18.39    $    11.96  $    35.19  $    58.24  $     5.42
    Leasing Commissions                N/A  $  418,185  $1,098,829  $ 2,019,837    $1,178,950  $  707,192  $  677,039  $   30,153
    Per Square Foot Leased             N/A  $    11.50  $    21.86  $      8.54    $    13.97  $    11.98  $    20.36  $     1.17
                                --------------------------------------------------------------------------------------------------
     Total Per Square Foot             N/A  $    13.29  $    37.55  $     26.93    $    25.92  $    47.17  $    78.60  $     6.59
                                =================================================================================================
Industrial Properties
    Tenant Improvements         $  375,646  $  650,216  $1,366,488  $ 1,850,812    $1,060,791  $  926,248  $  887,012  $   39,236
    Per Square Foot Improved    $     0.25  $     0.95  $     1.65  $      1.97    $     1.20  $     2.33  $     3.35  $     0.29
    Leasing Commissions         $  835,108  $  436,506  $  354,572  $   890,688    $  629,218  $  464,371  $  444,193  $   20,178
    Per Square Foot Leased      $     0.56  $     0.64  $     0.43  $      0.95    $     0.64  $     1.17  $     1.68  $     0.15
                                -------------------------------------------------------------------------------------------------
     Total Per Square Foot      $     0.81  $     1.59  $     2.08  $      2.92    $     1.85  $     3.50  $     5.03  $     0.44
                                =================================================================================================
---------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO

    Tenant Improvements         $3,334,711  $7,395,070  $8,822,897  $17,843,929    $9,782,844  $9,712,328  $8,691,450  $1,020,878
    Per Square Foot Improved         $1.53  $     4.15  $     4.05  $      7.96    $     4.75  $     8.05  $    13.07  $     1.88
    Leasing Commissions         $2,741,917  $4,960,906  $5,973,109  $ 7,257,379    $5,528,065  $5,252,435  $4,162,534  $1,089,901
    Per Square Foot Leased           $1.26  $     3.05  $     2.75  $      3.24    $     2.66  $     4.35  $     6.26  $     2.01
                                -------------------------------------------------------------------------------------------------
     Total Per Square Foot           $2.79  $    7.20   $     6.80  $     11.20    $     7.41  $    12.40  $    19.33  $    3.89
                                =================================================================================================

NOTES:

(1) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(2) Excludes $644,445 of deferred leasing costs attributable to space marketed but not yet leased.

The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the six months ended June 30, 2003 as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                        June 30,
                                                          2003
                                                        -------
      Capital expenditures:
           Non-incremental .........................    $ 4,297
           Incremental .............................        899
      Tenant improvements:
           Non-incremental .........................     19,901
           Incremental .............................         52
                                                        -------
      Additions to commercial real estate properties    $25,149
                                                        =======
      Leasing costs:
           Non-incremental .........................    $ 6,554
           Incremental .............................      2,211
                                                        -------
      Payment of deferred leasing costs ............    $ 8,765
                                                        =======
      Acquisition and development costs ............    $16,237
                                                        =======

The following table sets forth the Operating Partnership's lease expiration table at July 1, 2003 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio.

         LEASE EXPIRATION SCHEDULE

                                             TOTAL PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet          Portfolio       % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                          75            704,082          3.4%             3.4%
         2004                         183           1,511,741         7.4%             10.8%
         2005                         220           2,345,589         11.5%            22.3%
         2006                         226           2,636,183         12.9%            35.2%
         2007                         138           1,473,608         7.2%             42.4%
         2008                         127           1,591,864         7.8%             50.1%
         2009 and thereafter          315           8,540,939         41.8%            91.8%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,284         18,804,006         91.8%             --
         -----------------------------------------------------------------------------------------
         Total Portfolio Square Feet               20,474,097
         -----------------------------------------------------------------------------------------


                                             OFFICE PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet           Office         % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                          68            591,719          4.4%             4.4%
         2004                         145            945,855          7.0%             11.3%
         2005                         187           1,639,436         12.1%            23.4%
         2006                         171           1,557,869         11.5%            34.9%
         2007                         107           1,114,656         8.2%             43.1%
         2008                          94            893,876          6.6%             49.7%
         2009 and thereafter          256           5,675,221         41.8%            91.6%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average      1,028         12,418,632         91.6%             --
         -----------------------------------------------------------------------------------------
         Total Office Portfolio Square Feet        13,565,420
         -----------------------------------------------------------------------------------------



                                         INDUSTRIAL/R&D PORTFOLIO
         -----------------------------------------------------------------------------------------
                                   Number of         Square        % of Total       Cumulative
         Year of                     Leases           Feet       Industrial/R&D     % of Total
         Expiration                 Expiring        Expiring          Sq Ft       Portfolio Sq Ft
         -----------------------------------------------------------------------------------------
         2003                          7             112,363          1.6%             1.6%
         2004                          38            565,886          8.2%             9.8%
         2005                          33            706,153          10.2%            20.0%
         2006                          55           1,078,314         15.6%            35.6%
         2007                          31            358,952          5.2%             40.8%
         2008                          33            697,988          10.1%            50.9%
         2009 and thereafter           59           2,865,718         41.5%            92.4%
         -----------------------------------------------------------------------------------------
         Total/Weighted Average       256           6,385,374         92.4%             --
         -----------------------------------------------------------------------------------------
         Total Industrial/R&D Portfolio Square      6,908,677                           --
         Feet
         -----------------------------------------------------------------------------------------


(a) Excludes the 355,000 square foot office property located in Orlando, Florida

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

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits

                 3.1 Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson operating Partnership, L.P. establishing the Series C common units of limited partnership interest.

                10.1 Reckson Associates Realty Corp. amended and restated 1995 Stock Option Plan

                10.2 Reckson Associates Realty Corp. amended and restated 1997 Stock Option Plan

                10.3 Reckson Associates Realty Corp. amended and restated 2002 Stock Option Plan

                31.1 Certification of Donald J. Rechler, Co-Chief Executive Officer of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Rule 13a - 14(a) / 15(d) - 14(a)

                31.2 Certification of Scott H. Rechler, Co-Chief Executive Officer of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Rule 13a - 14(a) / 15(d) - 14(a)

                31.3 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Rule 13a - 14(a) / 15(d) - 14(a)

                32.1 Certification of Donald Rechler, Co-CEO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to
                          Section 1350 of Chapter 63 of title 18 of the United States Code

                32.2 Certification of Scott H. Rechler, Co-CEO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to
                          Section 1350 of Chapter 63 of title 18 of the United States Code

                32.3 Certification of Michael Maturo, Executive Vice President, Treasurer and CFO of Reckson Associates Realty Corp., the sole general partner of Reckson Operating Partnership, L.P., pursuant to Section 1350 of Chapter 63 of title 18 of the United States Code


          b) During the three months ended June 30, 2003 the Registrant filed the following reports on Form 8K:

              On May 7, 2003 the Registrant submitted a report on Form 8-K under Items 7 and 9 thereof in order to file a press release announcing Reckson Associates Realty Corp.'s consolidated financial results for the quarter ended March 31, 2003.

              On May 28, 2003 the Registrant submitted a report on Form 8-K under Item 5 thereof in order to describe certain amendments to Reckson Associates Realty Corp.'s Long Term Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


By:  /s/ Scott H. Rechler            By:         /s/ Michael Maturo
--------------------------------     -------------------------------------------
Scott H. Rechler,                    Michael Maturo, Executive Vice President,
Co-Chief Executive Officer           Treasurer and Chief Financial Officer


By:    /s/ Donald Rechler
--------------------------------
Donald Rechler,
Co-Chief Executive Officer

DATE:  August 8, 2003