Form 10-K
period 2003-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2004-03-17
CIK 930810

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
               of 1934 for the fiscal year ended December 31, 2003
                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                      Act of 1934 for the transition period
                              from ______________to

                         Commission File Number 1-13762


                      RECKSON OPERATING PARTNERSHIP, L. P.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                           11-3233647
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

             225 BROADHOLLOW ROAD,                      11747
                 MELVILLE, NY                         (Zip Code)
           (Address of principal
             executive offices)

       Registrant's telephone number, including area code: (631) 694-6900


        Securities registered pursuant to Section 12(b) of the Act: None


        Securities registered pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an  accelerated  filer
(as defined in Exchange Act Rule 12b-2). Yes    No   X
                                             ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the definitive Proxy Statement of Reckson Associates Realty Corp.
    relating to its Annual Shareholder's Meeting to be held June 4, 2004 are incorporated by reference into Part III.

         As of March 12, 2004, 3,463,545 common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.

===============================================================================

                                TABLE OF CONTENTS


ITEM NO.                                                                                                   PAGE
                                                    PART I
1.        Business..................................................................................  3
2.        Properties................................................................................  19
3.        Legal Proceedings.........................................................................  30
4.        Submission of Matters to a Vote of Security Holders.......................................  30

                                                   PART II
5.        Market for Registrant's Common Equity and Related Security Matters........................  31
6.        Selected Financial Data...................................................................  32
7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....  34
7(a).     Quantitative and Qualitative Disclosures about Market Risk ...............................  66
8.        Financial Statements and Supplementary Data...............................................  67
9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......  67

                                                   PART III
10.       Directors and Executive Officers of the Registrant........................................  68
11.       Executive Compensation....................................................................  68
12.       Security Ownership of Certain Beneficial Owners and Management............................  68
13.       Certain Relationships and Related Transactions............................................  68
14.       Controls and Procedures...................................................................  68
15.       Financial Statements and Schedules, Exhibits and Reports on Form 8-K......................  69

                                                   PART IV
16.       Principal Accountant Fees and Services....................................................  69


PART I
ITEM 1.           BUSINESS

GENERAL

         Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the "Company"), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust ("REIT"). The Operating Partnership and the Company, collectively, the "Company" were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson").

For more than 40 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York City tri-state area (the "Tri-State Area"). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A central business district ("CBD") and suburban office properties in the Tri-State Area. The Company operates as a fully integrated, self-administered and self-managed real estate investment trust ("REIT"). As of December 31, 2003 the Company owned 89 properties (inclusive of 10 joint venture properties) in the Tri-State Area markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. Together the CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. These properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of its suburban office properties in large-scale suburban office parks. The Company believes that owning properties in planned office parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

      In November 2003, the Company sold all but three of the properties included in its Long Island industrial building portfolio to members of the Rechler family for approximately $315.5 million. (See "Recent Developments" for further discussion on this sale.)

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

      The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003 related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The aggregate cost basis of these land parcels was approximately $11.8 million at December 31, 2003. The closing is scheduled to occur upon the rezoning which is anticipated to occur within 9 to 33 months. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay (see "Recent Developments" for further discussion).

      The Company has historically opportunistically purchased underdeveloped land, vacant buildings or buildings that were under managed or under performing. The Company applies its real estate expertise to develop, redevelop, renovate and reposition their assets with the goal of creating value in these real estate assets. Since the IPO the Company has developed, redeveloped, renovated or repositioned 17 properties encompassing approximately 2.6 million square feet of office and industrial / R&D space.

      The Company holds a $17.0 million note receivable which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L. P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, N.Y., effectively increasing its economic interest in the property owning partnership (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum and are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, and the Mezz Note, the "Note Receivable Investments").

      As of December 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $101.0 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to repay this note in November 2004, prior to its maturity date.

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting.

      During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

      During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

      On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

      As of December 31, 2001, the Company has invested approximately $59.8 million in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC ("RSVP"), a real estate venture capital fund created in 1997 as a research and development vehicle for the Company to invest in alternative real estate sectors outside the Company's core office and industrial focus (see "Recent Developments-Other Investing Activities" for further discussion).

      All of the Company's interests in its properties, land held for development, the Note Receivable Investments and joint ventures are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and, as of December 31, 2003, owned approximately 94.2% of the Operating Partnership's outstanding common units of limited partnership interest ("OP Units").

      The Company seeks to maintain cash reserves for normal repairs, replacements, improvements, working capital and other contingencies. The Company has established an unsecured credit facility (the "Credit Facility") with a maximum borrowing amount of $500 million scheduled to mature on December 30, 2005. The Credit Facility requires the Company to comply with a number of financial and other covenants on an ongoing basis.

      The Company maintains access to unsecured debt markets through its investment grade ratings on its senior unsecured debt. The Company's ratings as of December 31, 2003 from the major rating organizations are as follows:

        Rating Organization                Rating            Outlook
        -------------------------------------------------------------
        Standard & Poor's                  BBB-              Stable
        Fitch                              BBB-              Stable
        Moody's                            Ba1               Stable

      These security ratings are not a recommendation to buy, sell or hold the Company's securities and they are subject to revision or withdrawal at any time by the rating organization. Ratings assigned by every rating organization have their own meaning within the organization's overall classification system. Each rating should be evaluated independently of any other rating.

      There are numerous commercial properties that compete with the Company in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

      The Company's principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is
(631) 694-6900. At December 31, 2003, the Company had approximately 270 employees.

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

RECENT DEVELOPMENTS

Acquisitions, Dispositions and Investing Activities

      In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (the "Code"), are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. These three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price. In addition, four of the five remaining options granted to the Company at the time of the Company's IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with management contracts relating to three of such properties.

      In connection with the closing, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 was million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company was to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited, as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from departing Rechler family members, related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling minority interest.

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease, which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to repay outstanding borrowings under the Credit Facility.

Other Investing Activities

      During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

      At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

      FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

      In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash including proceeds from the disposition of all of the privatization and medical offices assets and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets, which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

      In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

      As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

      Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

      The following table sets forth the Company's original invested capital (at cost and before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                                       RSVP controlled         Amounts advanced
                                        joint ventures                                      Total
                                      -------------------     -------------------    --------------------
  Privatization                              $    21,480              $    3,520             $    25,000
  Student Housing                                 18,086                   3,935                  22,021
  Medical Offices                                 20,185                      --                  20,185
  Parking                                             --                   9,091                   9,091
  Resorts                                             --                   8,057                   8,057
  Net leased retail                                   --                   3,180                   3,180
  Other assets and overhead                           --                  21,598                  21,598
                                      -------------------     -------------------    --------------------
                                             $    59,751              $   49,381             $   109,132
                                      ===================     ===================    ====================

      In September 2003, RSVP completed the restructuring of its capital structure. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of $137 million in cash (including proceeds from the disposition of all of the Privatization and Medical Offices assets) and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investments valued at approximately $28.5 million.

Leasing Activity

      During the year ended December 31, 2003, the Company executed 222 leases encompassing approximately 2.3 million square feet. The following table summarizes the leasing activity by location and property type:

                                                                                Average effective
                                    Number of leases      Leased square feet        rent (1)
                                    ----------------      ------------------        --------
CBD office properties
---------------------
Connecticut                                17                       69,704           $28.20
New York City                              22                      305,455           $43.77
Westchester                                 4                       12,683           $23.56
                                     ---------------         --------------

Subtotal / Weighted average                43                      387,842           $40.31
                                     ---------------         --------------

Suburban office properties
--------------------------
Long Island                                65                      573,591           $25.22
New Jersey                                 30                      457,315           $21.66
Westchester                                46                      276,867           $20.46
                                     ---------------         --------------

Subtotal / Weighted average               141                    1,307,773           $22.97
                                     ---------------         --------------

Industrial properties
---------------------
Long Island                                36                      553,230           $ 7.28
New Jersey                                  2                       15,675           $10.57
                                     ---------------         --------------

Subtotal / Weighted average                38                      568,905           $ 7.37
                                     ---------------         --------------

Total                                     222                    2,264,520           $22.02
                                     ===============         ==============

(1) Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

         The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31, 2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

      The following table sets forth the Company's Applicable Margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based-borrowings determined based on the Operating Partnership's senior unsecured credit rating:

                                                             Applicable
                Senior unsecured credit rating                 Margin
                ----------------------------------------   -------------
                A- / A3                                        .600%
                BBB+ / Baa1                                    .625%
                BBB / Baa2                                     .700%
                BBB- / Baa3                                    .900%
                Below BBB- / Baa3 or unrated                   1.20%

      The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

     On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

Stock, Unit Issuances and Other Equity Offerings

      On August 7, 2003, the Operating Partnership issued 465,845 Class C OP Units valued at $24.00 per unit in connection with its acquisition of a Class A office property located in Stamford, Connecticut.

      On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange 100% of its Class B common stock outstanding (9,915,313 shares) on November 25, 2003 for an equal number of shares of its Class A common stock. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of Class A common units. Such exchange occurred on November 25, 2003.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio to the departing Rechler family members the Company redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million, or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the year ended December 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock for an aggregate purchase price of approximately $4.5 million or $18.01 per share.

      During 2003, employees of the Company exercised 58,809 of their stock options resulting in proceeds to the Company of approximately $1.0 million.

      In January 2004, the Company exercised its option to redeem two million shares, or 100% of its outstanding 8.85% Series B Convertible Cumulative Preferred Stock for approximately 1,958,000 shares of its Class A common stock.

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

      On March 15, 2004, the Company issued 5.5 million shares of its Class A common stock at $27.18 per share, net of underwriting discount, for proceeds aggregating approximately $149.5 million. In addition, the underwriter was granted a 30-day over-allotment option to purchase up to an additional 825,000 shares. Net proceeds were used to repay $100 million of the Operating Partnership's 7.4% senior unsecured notes at their maturity on March 15, 2004, repay borrowings under the Credit Facility and for general corporate purposes.

Other

      In March of 2004, the Company received notification from the Internal Revenue Service indicating that they have selected the 2001 tax return of the Operating Partnership for examination. The examination process has not yet commenced.

BUSINESS STRATEGIES AND GROWTH OPPORTUNITIES

      The Company's primary business objectives are to maximize current return to its stockholders and the Operating Partnership's partners through increases in distributable cash flow per share / OP Unit and to increase stakeholders' long-term total return through the appreciation in value of its common stock and OP Units. The Company's core business strategy is based on a long-term outlook considering real estate as a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Although the Company has recently experienced increased leasing activity, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. The Company plans to achieve these objectives by continuing Reckson's business strategies and capitalizing on the internal and external growth opportunities as described below.

      Business Strategies. Management believes that throughout its 40-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position the Company's properties and distinguish its portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company's market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties, (v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technologically advanced systems and tools that provide meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition, disposition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management's multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

      The Company also currently intends to adhere to a policy of maintaining a stabilized debt ratio over time (defined as the total debt of the Company as a percentage of the sum of the Company's total debt and the market value of its equity) of not more than 50%. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth. There can be no assurances that the Company will not adjust this policy in the future. As of December 31, 2003, the Company's debt ratio was approximately 41.2%. This calculation is net of minority partners' proportionate share of joint venture debt and includes the Company's share of unconsolidated joint venture debt.

      Growth Opportunities. The Company intends to achieve its primary business objectives by applying its corporate strategies to the internal and external growth opportunities described below.

      Internal Growth. To the extent New York City, the Long Island, Westchester, New Jersey and Southern Connecticut office markets stabilize and begin to recover with limited new supply, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% Base Rent increases (defined as fixed gross rental amounts that exclude payments on account of real estate taxes, operating expense escalations and base electrical charges) on approximately 90% of existing leases from its Long Island properties, (ii) periodic contractual increases in Base Rent on existing leases from its Westchester properties, the New Jersey properties, the New York City properties and the Southern Connecticut properties and (iii) the potential for increases to Base Rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001 as well as technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

      External Growth. The Company seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area CBD and core suburban markets located in the Tri-State Area. Management believes that the Tri-State Area presents future opportunities to acquire or invest in properties at attractive yields. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million and access to unsecured debt markets, (ii) ability to acquire a property for OP Units and thereby defer the seller's income tax on gain, (iii) operating economies of scale, (iv) relationships with financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Company's ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A CBD and suburban office properties and to continue to redevelop existing properties as these opportunities arise. The Company will concentrate its development activities on Class A CBD and suburban office properties within the Tri-State Area. The Company's expansion into the New York City office market has provided it with future opportunities to acquire interests in properties at attractive yields. The Company also believes that its New York City division provides additional leasing and operational capabilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and key Tri-State Area sub-markets.

      In addition, when valuations for commercial real estate properties are high, the Company will seek to sell certain properties or interests therein to realize value and profit created. The Company will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Company's core Tri-State Area markets, as well as pursue its stock repurchase program when deemed appropriate.

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

      Soil, sediment and groundwater contamination, consisting of volatile organic compounds ("VOCs") and metals, has been identified at the property at 32 Windsor Place, Central Islip, New York. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of the Company, has been reported to the New York State Department of Environmental Conservation. The Company has notified the tenant of the findings and has demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and the Company are liable for the cost of investigation and remediation. The Company does not believe that the cost of investigation and remediation will be material and the Company has recourse against the tenant. However, there can be no assurance that the Company will not incur liability that would have a material adverse effect on the Company's business.

ITEM 2.   PROPERTIES

GENERAL

         As of December 31, 2003 the Company owned 89 properties (including 10 joint venture properties) in the Tri-State Area CBD and suburban markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. The properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office and industrial parks provides certain strategic advantages, including the following:
(i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

         Set forth below is a summary of certain information relating to the Company's properties, categorized by office and industrial / R&D properties, as of December 31, 2003.

OFFICE PROPERTIES

General

         As of December 31, 2003, the Company owned or had an interest in 16 Class A CBD office properties encompassing approximately 5.3 million square feet and 61 Class A suburban office properties encompassing approximately 8.4 million square feet. As of December 31, 2003, the office properties were approximately 91.5% leased (percent leased excludes properties under development) to approximately 900 tenants.

         The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. The 16 Class A CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. Forty-two of the 61 suburban office properties are located within the Company's ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, sun decks, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Company's reputation for providing a high level of tenant service have enabled the Company to attract and retain a national tenant base. The office tenants include national companies representing all major industry groups including consumer products, financial services, pharmaceuticals, health care, telecommunication and technology and insurance and service companies, such as "Big Four" accounting firms and major law firms.

      The office properties are leased to both national and local tenants. Leases on the office properties are typically written for terms ranging from five to ten years and require: (i) payment of a fixed gross rental amount that excludes payments on account of real estate tax, operating expense escalations and base electrical charges ("Base Rent"), (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to Base Rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric, and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

      The following table sets forth certain information as of December 31, 2003 for each of the office properties.

                                                         OWNERSHIP
                                                         INTEREST
                                                          (GROUND
                                                           LEASE                      LAND
                                          PERCENTAGE    EXPIRATION        YEAR        AREA
                                           OWNERSHIP     DATE) (1)    CONSTRUCTED   (ACRES)
                                         ------------ -------------- ------------- ---------
CBD Office Properties:
Landmark Square
One Landmark Sq., Stamford, CT .........      100%         Fee            1973         N/A
Two Landmark Sq., Stamford, CT .........      100%         Fee            1976         N/A
Three Landmark Sq., Stamford, CT .......      100%         Fee            1978         N/A
Four Landmark Sq., Stamford, CT ........      100%         Fee            1977         N/A
Five Landmark Sq., Stamford, CT ........      100%         Fee            1976         N/A
Six Landmark Sq., Stamford, CT .........      100%         Fee            1984         N/A
                                                                                      ----
Total- Landmark Square .................                                               7.2
Other Stamford Properties
1055 Washington Blvd., Stamford, CT           100%         Fee            1987         1.5
680 Washington Blvd., Stamford, CT .....       51%         Fee            1989         1.3
750 Washington Blvd., Stamford, CT .....       51%         Fee            1989         2.4
                                                                                      ----
Total-Stamford Towers ..................                                               5.2
Stand-alone Westchester
360 Hamilton Ave., White Plains, NY           100%         Fee            1977         1.5
140 Grand St., White Plains, NY ........      100%         Fee            1991         2.2
                                                                                      ----
Total-Stand-alone Westchester ..........                                               3.7
New York City Office Properties
120 W. 45th St., New York, NY ..........      100%         Fee            1989         0.4
100 Wall St., New York, NY .............      100%         Fee            1969         0.5
810 Seventh Ave., New York, NY .........      100%       Fee(5)           1970         0.6
919 Third Ave., New York, NY ...........      100%       Fee(6)           1971         1.5
1350 Ave. of the Americas, New
 York, NY ..............................      100%         Fee            1966         0.6
                                                                                      ----
Total-New York City Office
 Properties ............................                                               3.6
Total CBD Office Properties ............                                              19.7
Suburban Office Properties:
Huntington Melville Corporate
 Center
395 North Service Rd, Melville, NY .....      100%    Lease (2081)        1988         7.5
200 Broadhollow Rd,, Melville, NY ......      100%         Fee            1981         4.6
48 South Service Rd, Melville, NY ......      100%         Fee            1986         7.3
35 Pinelawn Rd, Melville, NY ...........      100%         Fee            1980         6.0
275 Broadhollow Rd, Melville, NY .......      100%         Fee            1970         5.8
58 South Service Rd, Melville, NY ......      100%         Fee            2000        16.5
1305 Old Walt Whitman Rd, Melville,
 NY ....................................       51%         Fee            1998(3)     18.1
                                                                                      ----
Total- Huntington Meville Corporate
 Center ................................                                              65.8
North Shore Atrium
6800 Jericho Turnpike, Syosset, NY .....      100%         Fee            1977        13.0
6900 Jericho Turnpike, Syosset, NY .....      100%         Fee            1982         5.0
                                                                                      ----
Total-North Shore Atrium ...............                                              18.0
Nassau West Corporate Center
50 Charles Lindbergh Blvd., Mitchel
 Field, NY .............................      100%    Lease (2082)        1984         9.1
60 Charles Lindbergh Blvd., Mitchel
 Field, NY .............................      100%    Lease (2082)        1989         7.8
51 Charles Lindbergh Blvd. , Mitchel
 Field, NY .............................      100%    Lease (2084)        1989         6.6
55 Charles Lindbergh Blvd. , Mitchel
 Field, NY .............................      100%    Lease (2082)        1982        10.0
333 Earl Ovington Blvd., Mitchel
 Field, NY .............................       60%    Lease (2088)        1991        30.6
90 Merrick Ave., Mitchel Field, NY .....       51%    Lease (2084)        1985        13.2
                                                                                      ----
Total-Nassau West Corporate Center                                                    77.3

                                                                                            ANNUAL
                                                                                             BASE
                                                                                             RENT     NUMBER
                                          NUMBER    RENTABLE                  ANNUAL         PER        OF
                                            OF       SQUARE     PERCENT        BASE         LEASED    TENANT
                                          FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                         -------- ------------ --------- --------------- ----------- -------
CBD Office Properties:
Landmark Square
One Landmark Sq., Stamford, CT .........    22       280,661      83.7%   $  5,825,595     $ 20.76      51
Two Landmark Sq., Stamford, CT .........     3        36,889      91.7%   $    810,020     $ 21.96       8
Three Landmark Sq., Stamford, CT .......     6       128,887      94.3%   $  3,234,142     $ 25.09      14
Four Landmark Sq., Stamford, CT ........     5        99,446      62.9%   $  1,111,599     $ 11.18      10
Five Landmark Sq., Stamford, CT ........     3        58,000     100.0%   $    314,384     $  5.42       3
Six Landmark Sq., Stamford, CT .........    10       170,080      98.4%   $  4,215,211     $ 24.78       7
                                                     -------     -----    ------------     -------      --
Total- Landmark Square .................             773,963      87.6%   $ 15,510,951     $ 20.04      93
Other Stamford Properties
1055 Washington Blvd., Stamford, CT         10       178,855      76.6%   $  3,679,745     $ 20.57      16
680 Washington Blvd., Stamford, CT .....    11       132,759     100.0%   $  4,085,458     $ 30.77       6
750 Washington Blvd., Stamford, CT .....    11       185,671      98.2%   $  4,758,575     $ 25.63       9
                                                     -------     -----    ------------     -------      --
Total-Stamford Towers ..................             497,285      90.9%   $ 12,523,778     $ 25.18      31
Stand-alone Westchester
360 Hamilton Ave., White Plains, NY         12       381,257      87.9%   $  8,613,036     $ 22.59      13
140 Grand St., White Plains, NY ........     9       124,229      88.7%   $  2,652,606     $ 21.35       8
                                                     -------     -----    ------------     -------      --
Total-Stand-alone Westchester ..........             505,486      88.1%   $ 11,265,642     $ 22.29      21
New York City Office Properties
120 W. 45th St., New York, NY ..........    40       441,140      97.8%   $ 18,206,283     $ 41.27      31
100 Wall St., New York, NY .............    29       461,134      82.5%   $ 13,231,149     $ 28.69      23
810 Seventh Ave., New York, NY .........    42       690,977      88.1%   $ 23,391,614     $ 33.85      27
919 Third Ave., New York, NY ...........    47     1,363,158      99.6%   $ 58,287,632     $ 42.76      15
1350 Ave. of the Americas, New
 York, NY ..............................    35       543,842      95.3%   $ 17,340,309     $ 31.88      67
                                                   ---------     -----    ------------     -------      --
Total-New York City Office
 Properties ............................           3,500,251      94.2%   $130,456,987     $ 37.27     163
Total CBD Office Properties ............           5,276,985      92.3%   $169,757,358     $ 32.17     308
Suburban Office Properties:
Huntington Melville Corporate
 Center
395 North Service Rd, Melville, NY .....     4       187,374     100.0%   $  5,274,218     $ 28.15       5
200 Broadhollow Rd,, Melville, NY ......     4        68,053      95.8%   $  1,526,750     $ 22.43      12
48 South Service Rd, Melville, NY ......     4       127,274      99.5%   $  2,660,558     $ 20.90      10
35 Pinelawn Rd, Melville, NY ...........     2       108,136     100.0%   $  2,162,477     $ 20.00      34
275 Broadhollow Rd, Melville, NY .......     4       126,770     100.0%   $  3,088,583     $ 24.36       1
58 South Service Rd, Melville, NY ......     4       279,886      88.8%   $  7,435,773     $ 26.57       9
1305 Old Walt Whitman Rd, Melville,
 NY ....................................     3       164,166     100.0%   $  4,364,216     $ 26.58       5
                                                   ---------     -----    ------------     -------     ---
Total- Huntington Meville Corporate
 Center ................................           1,061,659      96.7%   $ 26,512,575     $ 24.97      76
North Shore Atrium
6800 Jericho Turnpike, Syosset, NY .....     2       204,331      94.2%   $  3,847,063     $ 18.83      42
6900 Jericho Turnpike, Syosset, NY .....     4        94,945     100.0%   $  2,042,699     $ 21.51      14
                                                   ---------     -----    ------------     -------     ---
Total-North Shore Atrium ...............             299,276      96.1%   $  5,889,762     $ 19.68      56
Nassau West Corporate Center
50 Charles Lindbergh Blvd., Mitchel
 Field, NY .............................     6       215,000      88.3%   $  4,431,914     $ 20.61      19
60 Charles Lindbergh Blvd., Mitchel
 Field, NY .............................     2       195,570      29.6%   $  1,401,701     $  7.17       3
51 Charles Lindbergh Blvd. , Mitchel
 Field, NY .............................     1       108,000     100.0%   $  2,634,349     $ 24.39       1
55 Charles Lindbergh Blvd. , Mitchel
 Field, NY .............................     2       214,581     100.0%   $  2,837,056     $ 13.22       2
333 Earl Ovington Blvd., Mitchel
 Field, NY .............................    10       583,337      93.2%   $ 15,141,208     $ 25.96      24
90 Merrick Ave., Mitchel Field, NY .....     9       234,996      94.1%   $  6,009,539     $ 25.57      21
                                                   ---------     -----    ------------     -------     ---
Total-Nassau West Corporate Center                 1,551,484      86.0%   $ 32,455,767     $ 20.92      70

                                                         OWNERSHIP
                                                         INTEREST
                                                          (GROUND
                                                           LEASE                      LAND
                                          PERCENTAGE    EXPIRATION        YEAR        AREA
                                           OWNERSHIP     DATE) (1)    CONSTRUCTED   (ACRES)
                                         ------------ -------------- ------------- ---------
Tarrytown Corporate Center
505 White Plains Rd., Tarrytown, NY ....      100%         Fee            1974         1.4
520 White Plains Rd., Tarrytown, NY ....       60%       Fee(4)           1981         6.8
555 White Plains Rd., Tarrytown, NY ....      100%         Fee            1972         4.2
560 White Plains Rd., Tarrytown, NY ....      100%         Fee            1980         4.0
580 White Plains Rd., Tarrytown, NY ....      100%         Fee            1977         6.1
660 White Plains Rd., Tarrytown, NY ....      100%         Fee            1983        10.9
                                                                                      ----
Total-Tarrytown Corporate Center .......                                              33.4
Reckson Executive Park
1 International Dr., Ryebrook, NY ......      100%         Fee            1983         N/A
2 International Dr., Ryebrook, NY ......      100%         Fee            1983         N/A
3 International Dr., Ryebrook, NY ......      100%         Fee            1983         N/A
4 International Dr., Ryebrook, NY ......      100%         Fee            1986         N/A
5 International Dr., Ryebrook, NY ......      100%         Fee            1986         N/A
6 International Dr., Ryebrook, NY ......      100%         Fee            1986         N/A
                                                                                      ----
Total-Reckson Executive Park ...........                                              44.4
Summit at Valhalla
100 Summit Dr., Valhalla, NY ...........      100%         Fee            1988        11.3
200 Summit Dr., Valhalla, NY ...........      100%         Fee            1990        18.0
500 Summit Dr., Valhalla, NY ...........      100%         Fee            1986        29.1
                                                                                      ----
Total-Summit at Valhalla ...............                                              58.4
Mt. Pleasant Corporate Center
115/117 Stevens Ave., Mt. Pleasant,
 NY ....................................      100%         Fee            1984         5.0
                                                                                      ----
Total-Mt Pleasant Corporate Center .....                                               5.0
Stand-alone Long Island Properties
400 Garden City Plaza, Garden City,
 NY ....................................       51%         Fee            1989         5.7
88 Duryea Rd., Melville, NY ............      100%         Fee            1986         1.5
310 East Shore Rd., Great Neck, NY            100%         Fee            1981         1.5
333 East Shore Rd., Great Neck, NY            100%    Lease (2030)        1976         1.5
520 Broadhollow Rd., Melville, NY ......      100%         Fee            1978         7.0
1660 Walt Whitman Rd., Melville,
 NY ....................................      100%         Fee            1980         6.5
150 Motor Parkway, Hauppauge, NY              100%         Fee            1984        11.3
120 Mineola Blvd., Mineola, NY .........      100%         Fee            1989         0.7
300 Motor Parkway, Hauppauge, NY              100%         Fee            1979         4.2
48 Harbor Pk Dr., Port Washington,
 NY ....................................      100%         Fee            1976         2.7
50 Marcus Dr., Melville, NY ............      100%         Fee            2000        12.9
                                                                                      ----
Total-Stand-alone Long Island ..........                                              55.5
Stand-alone Westchester
120 White Plains Rd., Tarrytown, NY            51%         Fee            1984         9.7
80 Grasslands, Elmsford, NY ............      100%         Fee            1989         4.9
                                                                                      ----
Total-Stand-alone Westchester ..........                                              14.6
Executive Hill Office Park
100 Executive Dr., Rt. 280 Corridor,
 NJ ....................................      100%         Fee            1978        10.1
200 Executive Dr., Rt. 208 Corridor,
 NJ ....................................      100%         Fee            1980         8.2
300 Executive Dr., Rt. 280 Corridor,
 NJ ....................................      100%         Fee            1984         8.7
10 Rooney Circle, Rt. 280 Corridor,
 NJ ....................................      100%         Fee            1971         5.2
                                                                                      ----
Total-Executive Hill Office Park .......                                              32.2
University Square Princeton
100 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................      100%         Fee            1987         N/A
104 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................      100%         Fee            1987         N/A
115 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................      100%         Fee            1987         N/A
                                                                                      ----
Total-University Square ................                                              11.0
Short Hills Office Complex
101 John F. Kennedy Parkway, Short
 Hills, NJ .............................      100%         Fee            1981         9.0
103 John F. Kennedy Parkway, Short
 Hills, NJ (3) .........................      100%         Fee            1981         6.0
51 John F. Kennedy Parkway, Short
 Hills, NJ .............................       51%         Fee            1988        11.0
                                                                                      ----
Total- Short Hills Office ..............                                              26.0

                                                                                        ANNUAL
                                                                                         BASE
                                                                                         RENT     NUMBER
                                          NUMBER   RENTABLE                ANNUAL        PER        OF
                                            OF      SQUARE    PERCENT       BASE        LEASED    TENANT
                                          FLOORS     FEET      LEASED     RENT (2)     SQ. FT.    LEASES
                                         -------- ---------- --------- ------------- ----------- -------
Tarrytown Corporate Center
505 White Plains Rd., Tarrytown, NY ....     2      26,319      91.1%   $   320,423    $ 12.17      20
520 White Plains Rd., Tarrytown, NY ....     6     155,162      98.3%   $ 3,274,395    $ 21.10       3
555 White Plains Rd., Tarrytown, NY ....     5     121,886      89.0%   $ 2,195,871    $ 18.02       7
560 White Plains Rd., Tarrytown, NY ....     6     124,117      93.8%   $ 2,501,815    $ 20.16      19
580 White Plains Rd., Tarrytown, NY ....     6     169,447      65.1%   $ 2,455,550    $ 14.49      12
660 White Plains Rd., Tarrytown, NY ....     6     253,226      91.7%   $ 5,416,509    $ 21.39      35
                                                   -------     -----    -----------    -------      --
Total-Tarrytown Corporate Center .......           850,157      87.5%   $16,164,563    $ 19.01      96
Reckson Executive Park
1 International Dr., Ryebrook, NY ......     3      90,000     100.0%   $ 1,155,000    $ 12.83       1
2 International Dr., Ryebrook, NY ......     3      90,000     100.0%   $ 1,155,000    $ 12.83       1
3 International Dr., Ryebrook, NY ......     3      91,193      67.1%   $ 1,080,224    $ 11.85       4
4 International Dr., Ryebrook, NY ......     3      87,833      92.9%   $ 1,862,929    $ 21.21       7
5 International Dr., Ryebrook, NY ......     3      90,000      51.1%   $         0    $  0.00       1
6 International Dr., Ryebrook, NY ......     3      94,753      84.0%   $ 1,893,621    $ 19.98       9
                                                   -------     -----    -----------    -------      --
Total-Reckson Executive Park ...........           543,779      82.5%   $ 7,146,774    $ 13.14      23
Summit at Valhalla
100 Summit Dr., Valhalla, NY ...........     4     248,174      87.3%   $ 5,527,232    $ 22.27       7
200 Summit Dr., Valhalla, NY ...........     4     233,391      99.4%   $ 5,926,008    $ 25.39       9
500 Summit Dr., Valhalla, NY ...........     4     208,660     100.0%   $ 5,529,490    $ 26.50       1
                                                   -------     -----    -----------    -------      --
Total-Summit at Valhalla ...............           690,225      95.2%   $16,982,730    $ 24.60      17
Mt. Pleasant Corporate Center
115/117 Stevens Ave., Mt. Pleasant,
 NY ....................................     3     166,191      97.3%   $ 3,383,522    $ 20.36      19
                                                   -------     -----    -----------    -------      --
Total-Mt Pleasant Corporate Center .....           166,191      97.3%   $ 3,383,522    $ 20.36      19
Stand-alone Long Island Properties
400 Garden City Plaza, Garden City,
 NY ....................................     5     174,408      99.1%   $ 3,880,083    $ 22.25      20
88 Duryea Rd., Melville, NY ............     2      23,878     100.0%   $   558,371    $ 23.38       4
310 East Shore Rd., Great Neck, NY           4      50,108      98.1%   $ 1,216,437    $ 24.28      18
333 East Shore Rd., Great Neck, NY           2      17,650      81.4%   $   348,566    $ 19.75       8
520 Broadhollow Rd., Melville, NY ......     1      85,784     100.0%   $ 1,879,121    $ 21.91       3
1660 Walt Whitman Rd., Melville,
 NY ....................................     1      76,851      79.5%   $ 1,376,469    $ 17.91       6
150 Motor Parkway, Hauppauge, NY             4     185,475      96.4%   $ 4,084,416    $ 22.02      23
120 Mineola Blvd., Mineola, NY .........     6     101,572      78.4%   $ 1,936,735    $ 19.07       6
300 Motor Parkway, Hauppauge, NY             1      54,154      89.0%   $   790,543    $ 14.60       6
48 Harbor Pk Dr., Port Washington,
 NY ....................................     1      35,000     100.0%   $   827,502    $ 23.64       1
50 Marcus Dr., Melville, NY ............     2     163,762     100.0%   $ 3,938,677    $ 24.05       1
                                                   -------     -----    -----------    -------      --
Total-Stand-alone Long Island ..........           968,642      94.2%   $20,836,920    $ 21.51      96
Stand-alone Westchester
120 White Plains Rd., Tarrytown, NY          6     206,754      96.0%   $ 5,200,561    $ 25.15      12
80 Grasslands, Elmsford, NY ............     3      87,114     100.0%   $ 1,900,643    $ 21.82       5
                                                   -------     -----    -----------    -------      --
Total-Stand-alone Westchester ..........           293,868      97.2%   $ 7,101,204    $ 24.16      17
Executive Hill Office Park
100 Executive Dr., Rt. 280 Corridor,
 NJ ....................................     3      93,349      84.6%   $ 1,689,771    $ 18.10       9
200 Executive Dr., Rt. 208 Corridor,
 NJ ....................................     4     105,628      98.2%   $ 2,271,924    $ 21.51       9
300 Executive Dr., Rt. 280 Corridor,
 NJ ....................................     4     124,664      93.9%   $ 2,657,216    $ 21.32      10
10 Rooney Circle, Rt. 280 Corridor,
 NJ ....................................     3      70,716      78.9%   $ 1,374,846    $ 19.44       2
                                                   -------     -----    -----------    -------      --
Total-Executive Hill Office Park .......           394,357      90.2%   $ 7,993,757    $ 20.27      30
University Square Princeton
100 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................     1      27,888     100.0%   $   648,433    $ 23.25       3
104 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................     1      70,239     100.0%   $ 1,663,171    $ 23.68       2
115 Campus Dr., Princeton/Rt. 1
 Corridor, NJ ..........................     1      33,600     100.0%   $   834,759    $ 24.84       1
                                                   -------     -----    -----------    -------      --
Total-University Square ................           131,727     100.0%   $ 3,146,363    $ 23.89       6
Short Hills Office Complex
101 John F. Kennedy Parkway, Short
 Hills, NJ .............................     6     189,524      44.0%   $   922,826    $  4.87       2
103 John F. Kennedy Parkway, Short
 Hills, NJ (3) .........................     4     123,000     100.0%   $ 4,182,000    $ 34.00       1
51 John F. Kennedy Parkway, Short
 Hills, NJ .............................     5     250,713     100.0%   $ 8,993,253    $ 35.87      19
                                                   -------     -----    -----------    -------      --
Total- Short Hills Office ..............           563,237      81.2%   $14,098,079    $ 25.03      22

                                                     OWNERSHIP
                                                     INTEREST
                                                      (GROUND
                                                       LEASE                     LAND
                                       PERCENTAGE   EXPIRATION       YEAR        AREA
                                        OWNERSHIP    DATE) (1)   CONSTRUCTED   (ACRES)
                                      ------------ ------------ ------------- ---------
Stand-alone New Jersey Properties
99 Cherry Hill Road, Parsippany, NJ      100%           Fee         1982           8.8
119 Cherry Hill Rd, Parsippany, NJ ..    100%           Fee         1982           9.3
One Eagle Rock, Hanover, NJ .........    100%           Fee         1986          10.4
3 University Plaza, Hackensack, NJ ..    100%           Fee         1985          10.6
1255 Broad St., Clifton, NJ .........    100%           Fee         1968          11.1
492 River Rd., Nutley, NJ ...........    100%           Fee         1952          17.3
                                                                                 -----
Total- Stand-alone NJ Properties ....                                             67.5
Total Suburban Office Properties ....                                            509.1
Total-Office Properties .............                                            528.8


                                                                                         ANNUAL
                                                                                          BASE
                                                                                          RENT     NUMBER
                                       NUMBER    RENTABLE                  ANNUAL         PER        OF
                                         OF       SQUARE     PERCENT        BASE         LEASED    TENANT
                                       FLOORS      FEET       LEASED      RENT (2)      SQ. FT.    LEASES
                                      -------- ------------ --------- --------------- ----------- -------
Stand-alone New Jersey Properties
99 Cherry Hill Road, Parsippany, NJ       3         93,396     85.6%   $  1,498,822     $ 16.05      12
119 Cherry Hill Rd, Parsippany, NJ ..     3         95,179     68.8%   $  1,315,148     $ 13.82      12
One Eagle Rock, Hanover, NJ .........     3        144,587     97.3%   $  2,692,295     $ 18.62       6
3 University Plaza, Hackensack, NJ ..     6        219,590    100.0%   $  5,075,500     $ 23.11      19
1255 Broad St., Clifton, NJ .........     2        193,574    100.0%   $  4,328,639     $ 22.36       2
492 River Rd., Nutley, NJ ...........    13        130,009    100.0%   $  2,177,651     $ 16.75       1
                                                   -------    -----    ------------     -------      --
Total- Stand-alone NJ Properties ....              876,335     94.6%   $ 17,088,055     $ 19.50      52
Total Suburban Office Properties ....            8,390,937     91.0%   $178,800,071     $ 21.31     580
Total-Office Properties .............           13,667,922     91.5%   $348,557,429     $ 25.50     888

------------------
(1) Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2003 adjusted for scheduled contractual increases during the 12 months ending December 31, 2004. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3) Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2066.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.

INDUSTRIAL / R&D PROPERTIES

      As of December 31, 2003, the Company owned 11 industrial / R&D properties that encompass approximately 1.0 million rentable square feet. As of December 31, 2003, the industrial / R&D properties were approximately 75.5% leased to 22 tenants. Three of these properties aggregating approximately 143,000 square feet are currently under contract for sale. The Company anticipates the sale of these properties to occur during 2004.

      The following table sets forth certain information as of December 31, 2003 for each of the industrial / R&D Properties:

                                                           OWNERSHIP
                                                           INTEREST
                                                            (GROUND
                                                             LEASE                     LAND    CLEARANCE
                                             PERCENTAGE   EXPIRATION       YEAR        AREA      HEIGHT
                                              OWNERSHIP      DATE)     CONSTRUCTED   (ACRES)     (FEET)(1)
                                            ------------ ------------ ------------- --------- -----------
LONG ISLAND INDUSTRIAL
Islip & Hauppauge Long Island
32 Windsor Pl., Islip, NY ................. 100.0%            Fee         1971           2.5      18
300 Kennedy Drive, Haupauge, NY ........... 100.0%            Fee         1969           4.1      12
350 Kennedy Drive, Haupauge, NY ........... 100.0%            Fee         1970           4.5      26
                                                                                       -----
Islip Long Island Total ...................                                             11.1
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield .......
100 Forge Way, Rockaway, NJ ............... 100.0%            Fee         1986           3.5      24
200 Forge Way, Rockaway, NJ ............... 100.0%            Fee         1989          12.7      28
300 Forge Way, Rockaway, NJ ............... 100.0%            Fee         1989           4.2      24
400 Forge Way, Rockaway, NJ ............... 100.0%            Fee         1989          12.8      28
40 Cragwood Rd., South Plainfield, NJ.      100.0%            Fee         1965          13.5      16
                                                                                       -----
W. Morris S. Plainfield Total .............                                             46.7
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd., Elmsford, NY .......... 100.0%            Fee         1964           3.6      16
500 Saw Mill Rd., Elmsford, NY ............ 100.0%            Fee         1968           7.3      22
                                                                                       -----
Elmsford Westchester Total ................                                             10.9
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport, Shelton, CT ............... 100.0%            Fee      1971-1979        36.1      22
                                                                                       -----
Shelton Connecticut Total .................                                             36.1
TOTAL INDUSTRIAL ..........................                                            104.8

                                                                                                   ANNUAL
                                               RESEARCH                                             RENT    NUMBER
                                                 AND        RENTABLE                   ANNUAL       PER       OF
                                             DEVELOPMENT     SQUARE      PERCENT        BASE       LEASED   TENANT
                                                FINISH        FEET        LEASED      RENT (2)    SQ. FT.   LEASES
                                            ------------- ------------ ----------- ------------- --------- -------
LONG ISLAND INDUSTRIAL
Islip & Hauppauge Long Island
32 Windsor Pl., Islip, NY .................       10%         43,000       100.0%   $  162,123   $  3.77       1
300 Kennedy Drive, Haupauge, NY ...........      100%         50,000       100.0%   $  357,146   $  7.14       1
350 Kennedy Drive, Haupauge, NY ...........       50%         50,489       100.0%   $  344,830   $  6.83       1
                                                              ------       -----    ----------   -------       -
Islip Long Island Total ...................                  143,489       100.0%   $  864,099   $  6.02       3
NEW JERSEY INDUSTRIAL
Western Morris and South Plainfield .......
100 Forge Way, Rockaway, NJ ...............       46%         20,150        92.3%   $  161,864   $  8.03       4
200 Forge Way, Rockaway, NJ ...............       53%         72,118       100.0%   $  634,638   $  8.80       2
300 Forge Way, Rockaway, NJ ...............       63%         24,200        50.4%   $   52,104   $  2.15       1
400 Forge Way, Rockaway, NJ ...............       20%         73,000       100.0%   $  547,768   $  7.50       3
40 Cragwood Rd., South Plainfield, NJ.            30%        130,793        70.3%   $1,299,367   $  9.93       4
                                                             -------       -----    ----------   -------       -
W. Morris S. Plainfield Total .............                  320,261        83.7%   $2,695,741   $  8.42      14
WESTCHESTER INDUSTRIAL
Elmsford Westchester
100 Grasslands Rd., Elmsford, NY ..........      100%         47,690       100.0%   $  897,500   $ 18.82       3
500 Saw Mill Rd., Elmsford, NY ............       20%         92,000       100.0%   $1,002,800   $ 10.90       1
                                                             -------       -----    ----------   -------      --
Elmsford Westchester Total ................                  139,690       100.0%   $1,900,300   $ 13.60       4
CONNECTICUT INDUSTRIAL
Shelton Connecticut
710 Bridgeport, Shelton, CT ...............       29%        452,414        54.3%   $2,032,502   $  4.49       1
                                                             -------       -----    ----------   -------      --
Shelton Connecticut Total .................                  452,414        54.3%   $2,032,502   $  4.49       1
TOTAL INDUSTRIAL ..........................                1,055,854        75.5%   $7,492,642   $  7.10      22

------------------
(1) Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2003 adjusted for scheduled contractual increases during the 12 months ending December 31, 2004. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

RETAIL PROPERTY

      As of December 31, 2003, the Company owned one freestanding retail property encompassing approximately 9,000 square feet located in Great Neck, New York. This property is 100% leased.

DEVELOPMENTS IN PROGRESS

      As of December 31, 2003, the Company had invested approximately $66.4 million in developments in progress. In addition, the Company has invested approximately $37.1 million relating to 12 remaining parcels of land on which it can develop approximately 3.0 million square feet of office space. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

      During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031" exchange). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days, and such qualified property is then acquired within 180 days from the initial sale. The Company identified and acquired certain qualified replacement properties to complete the 1031 exchange. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

THE OPTION PROPERTIES

      In connection with the IPO, the Company was granted ten-year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one of these properties was sold by the Rechler family members to a third party and four of these properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

      The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space for the years ended 1999 through 2003 for the Operating Partnership's office and industrial / R&D properties.

NON-INCREMENTAL REVENUE GENERATING CAPITAL EXPENDITURES(1)

                                           1999            2000
                                     --------------- ---------------
Suburban Office Properties .........
 Total .............................   $ 2,298,899     $ 3,289,116
 Per Square Foot ...................   $      0.23     $      0.33
NYC Office Properties ..............
 Total .............................           N/A     $   946,718
 Per Square Foot ...................           N/A     $      0.38
Industrial Properties ..............
 Total .............................   $ 1,048,688     $   813,431
 Per Square Foot ...................   $      0.11     $      0.11
 Total Portfolio ...................
 Total .............................   $ 3,347,587     $ 5,049,265
                                       -----------     -----------
 Per Square Foot ...................   $      0.17     $      0.25




                                                                         AVERAGE
                                           2001            2002         1999-2002        20003(2)
                                     --------------- --------------- --------------- ---------------
Suburban Office Properties .........
 Total .............................   $ 4,606,069     $ 5,283,674     $ 3,869,440     $ 6,791,336
 Per Square Foot ...................   $      0.45     $      0.53     $      0.39     $      0.67
NYC Office Properties ..............
 Total .............................   $ 1,584,501     $ 1,939,111     $ 1,490,110     $ 1,922,209
 Per Square Foot ...................   $      0.45     $      0.56            0.46     $      0.55
Industrial Properties ..............
 Total .............................   $   711,666     $ 1,881,627     $ 1,113,853     $ 1,218,401
 Per Square Foot ...................   $      0.11     $      0.28     $      0.15     $      0.23
 Total Portfolio ...................
 Total .............................   $ 6,902,236     $ 9,104,413                     $ 9,931,946
                                       -----------     -----------                     -----------
 Per Square Foot ...................   $      0.34     $      0.45                     $      0.52


Notes:
-----

(1) Represents capital expenditures at 100% of cost for all consolidated properties excluding One Orlando Center, in Orlando, FL.

(2) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

      The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 1999 through 2003 for the Operating Partnership's office and industrial / R&D properties:

NON-INCREMENTAL REVENUE GENERATING TENANT IMPROVEMENTS AND LEASING COMMISSIONS


                                          1999            2000            2001
                                    --------------- --------------- ---------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements ..............   $ 1,009,357     $ 2,853,706     $ 2,722,457
 Per Square Foot Improved .........   $      4.73     $      6.99     $      8.47
 Leasing Commissions ..............   $   551,762     $ 2,208,604     $ 1,444,412
 Per Square Foot Leased ...........   $      2.59     $      4.96     $      4.49
                                      -----------     -----------     -----------
 Total Per Square Foot ............   $      7.32     $     11.95     $     12.96
                                      ===========     ===========     ===========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements ..............   $ 1,316,611     $ 1,860,027     $ 2,584,728
 Per Square Foot Improved .........   $      5.62     $      5.72     $      5.91
 Leasing Commissions ..............   $   457,730     $   412,226     $ 1,263,012
 Per Square Foot Leased ...........   $      1.96     $      3.00     $      2.89
                                      ===========     ===========     ===========
 Total Per Square Foot ............   $      7.58     $      8.72     $      8.80
                                      ===========     ===========     ===========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements ..............   $   179,043     $   385,531     $   213,909
 Per Square Foot Improved .........   $      4.88     $      4.19     $      1.46
 Leasing Commissions ..............   $   110,252     $   453,435     $   209,322
 Per Square Foot Leased ...........   $      3.00     $      4.92     $      1.43
                                      -----------     -----------     -----------
 Total Per Square Foot ............   $      7.88     $      9.11     $      2.89
                                      ===========     ===========     ===========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements ..............   $   454,054     $ 1,580,323     $ 1,146,385
 Per Square Foot Improved .........   $      2.29     $      6.71     $      2.92
 Leasing Commissions ..............   $   787,065     $ 1,031,950     $ 1,602,962
 Per Square Foot Leased ...........   $      3.96     $      4.44     $      4.08
                                      -----------     -----------     -----------
 Total Per Square Foot ............   $      6.25     $     11.15     $      7.00
                                      ===========     ===========     ===========
NEW YORK CITY OFFICE PROPERTIES
 Tenant Improvements ..............      N/A          $    65,267     $   788,930
 Per Square Foot Improved .........      N/A          $      1.79     $     15.69
 Leasing Commissions ..............      N/A          $   418,185     $ 1,098,829
 Per Square Foot Leased ...........      N/A          $     11.50     $     21.86
                                     -----------      -----------     -----------
 Total Per Square Foot ............      N/A          $     13.29     $     37.55
                                     ===========      ===========     ===========
INDUSTRIAL PROPERTIES
 Tenant Improvements ..............   $   375,646     $   650,216     $ 1,366,488
 Per Square Foot Improved .........   $      0.25     $      0.95     $      1.65
 Leasing Commissions ..............   $   835,108     $   436,506     $   354,572
 Per Square Foot Leased ...........   $      0.56     $      0.64     $      0.43
                                      -----------     -----------     -----------
 Total Per Square Foot ............   $      0.81     $      1.59     $      2.08
                                      ===========     ===========     ===========
TOTAL PORTFOLIO
 Tenant Improvements ..............   $ 3,334,711     $ 7,395,070     $ 8,822,897
 Per Square Foot Improved .........   $      1.53     $      4.15     $      4.05
 Leasing Commissions ..............   $ 2,741,917     $ 4,960,906     $ 5,973,109
 Per Square Foot Leased ...........   $      1.26     $      3.05     $      2.75
                                      -----------     -----------     -----------
 Total Per Square Foot ............   $      2.79     $      7.20     $      6.80
                                      ===========     ===========     ===========

                                                             AVERAGE
                                            2002            1999-2002          2003 (3)             NEW          RENEWAL
                                    -------------------- --------------- -------------------- --------------- -------------
LONG ISLAND OFFICE PROPERTIES
 Tenant Improvements .............. $ 1,917,466            $ 2,125,747   $ 3,774,722            $ 2,850,868    $  923,854
 Per Square Foot Improved ......... $      7.81            $      7.00   $      7.05            $     10.58    $     3.47
 Leasing Commissions .............. $ 1,026,970            $ 1,307,937   $ 2,623,245            $ 2,110,056    $  513,190
 Per Square Foot Leased ........... $      4.18            $      4.06   $      4.90            $      7.83    $     1.93
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $     11.99            $     11.06   $     11.95            $     18.41    $     5.40
                                    =============          ===========   =============          ===========    ==========
WESTCHESTER OFFICE PROPERTIES
 Tenant Improvements .............. $6,391,589 (2)         $ 3,038,239   $ 3,732,370            $ 3,250,244    $  482,126
 Per Square Foot Improved ......... $     15.05            $      8.08   $     15.98            $     22.24    $     5.51
 Leasing Commissions .............. $ 1,975,850            $ 1,027,204   $   917,487            $   810,491    $  106,997
 Per Square Foot Leased ........... $      4.65            $      3.13   $      3.93            $      5.55    $     1.23
                                    =============          ===========   =============          ===========    ==========
 Total Per Square Foot ............ $     19.70            $     11.21   $     19.91            $     27.79    $     6.74
                                    =============          ===========   =============          ===========    ==========
CONNECTICUT OFFICE PROPERTIES
 Tenant Improvements .............. $   491,435            $   317,480   $   588,087            $   529,328    $   58,759
 Per Square Foot Improved ......... $      3.81            $      3.58   $      8.44            $     14.56    $     1.76
 Leasing Commissions .............. $   307,023            $   270,008   $   511,360            $   306,212    $  205,148
 Per Square Foot Leased ........... $      2.38            $      2.93   $      7.34            $      8.42    $     6.15
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $      6.19            $      6.51   $     15.78            $     22.98    $     7.91
                                    =============          ===========   =============          ===========    ==========
NEW JERSEY OFFICE PROPERTIES
 Tenant Improvements .............. $ 2,842,521            $ 1,505,821   $ 4,327,295            $ 3,614,058    $  713,237
 Per Square Foot Improved ......... $     10.76            $      5.67   $     11.57            $     24.65    $     3.14
 Leasing Commissions .............. $ 1,037,012            $ 1,114,747   $ 1,892,635            $ 1,142,697    $  749,938
 Per Square Foot Leased ........... $      3.92            $      4.10   $      5.06            $      7.80    $     3.30
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $     14.68            $      9.77   $     16.63            $     32.45    $     6.44
                                    =============          ===========   =============          ===========    ==========
NEW YORK CITY OFFICE PROPERTIES
 Tenant Improvements .............. $ 4,350,106            $ 1,734,768   $5,810,017 (4)         $ 5,526,757    $  283,260
 Per Square Foot Improved ......... $     18.39            $     11.96   $     32.84            $     44.52    $     5.37
 Leasing Commissions .............. $ 2,019,837            $ 1,178,950   $2,950,330 (4)         $ 2,659,682    $  290,648
 Per Square Foot Leased ........... $      8.54            $     13.97   $     16.68            $     21.43    $     5.51
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $     26.93            $     25.93   $     49.52            $     65.95    $    10.88
                                    =============          ===========   =============          ===========    ==========
INDUSTRIAL PROPERTIES
 Tenant Improvements .............. $ 1,850,812            $ 1,060,791   $ 1,249,200            $   998,972    $  250,228
 Per Square Foot Improved ......... $      1.97            $      1.20   $      2.42            $      3.25    $     1.19
 Leasing Commissions .............. $   890,688            $   629,218   $   574,256            $   500,654    $   73,602
 Per Square Foot Leased ........... $      0.95            $      0.64   $      1.11            $      1.63    $     0.35
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $      2.92            $      1.84   $      3.53            $      4.88    $     1.54
                                    =============          ===========   =============          ===========    ==========
TOTAL PORTFOLIO
 Tenant Improvements .............. $17,843,929            $ 9,782,846   $19,481,691            $16,770,227    $2,711,464
 Per Square Foot Improved ......... $      7.96            $      4.75   $     10.22            $     16.28    $     3.09
 Leasing Commissions .............. $ 7,257,380            $ 5,528,064   $ 9,469,313            $ 7,529,792    $1,939,523
 Per Square Foot Leased ........... $      3.24            $      2.66   $      4.97            $      7.31    $     2.21
                                    -------------          -----------   -------------          -----------    ----------
 Total Per Square Foot ............ $     11.20            $      7.41   $     15.19            $     23.59    $     5.30
                                    =============          ===========   =============          ===========    ==========

Notes:
------

(1) Representstenant improvements and leasing commissions at 100% of cost for all consolidated properties excluding One Orlando Center, in Orlando, FL.

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

      The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the year ended December 31, 2003 as reported on its Statements of Cash Flows - Investment Activities contained in its consolidated financial statements (in thousands):

Capital expenditures:
     Non-incremental............................ $ 9,931
     Incremental................................   2,834

Tenant Improvements:
     Non-incremental............................  24,370
     Incremental................................   6,206
                                                 -------

Additions to commercial real estate properties   $43,341
                                                 -------

Leasing costs:
     Non-incremental............................ $12,766
     Incremental................................   3,320
                                                 -------

Payment of deferred leasing costs............... $16,086
                                                 -------

Acquisition and development costs............... $64,891
                                                 -------

      The following table sets forth the Operating Partnership's top 25 tenants based on base rental revenue as of December 31, 2003.

                                                                    PERCENT OF PRO-RATA   PERCENT OF CONSOLIDATED
                                                         TOTAL      SHARE OF ANNUALIZED       ANNUALIZED BASE
TENANT NAME (1)                         TENANT TYPE   SQUARE FEET   BASE RENTAL REVENUE       RENTAL REVENUE
-------------------------------------- ------------- ------------- --------------------- ------------------------
* Debevoise & Plimpton ...............     Office       465,420             3.7%                   6.2%
 Verizon Communications Inc. .........    Office        210,426              1.8%                   1.5%
* Schulte Roth & Zabel ...............    Office        287,177              1.6%                   2.7%
* Fuji Photo Film USA ................    Office        186,484              1.4%                   1.3%
 Dun & Bradstreet Corp. ..............    Office        123,000              1.3%                   1.1%
 United Distillers ...................    Office        137,918              1.3%                   1.1%
* WorldCom/MCI .......................    Office        245,030              1.3%                   1.2%
 Arrow Electronics, Inc. .............    Office        163,762              1.3%                   1.1%
 T.D. Waterhouse .....................    Office        103,381              1.1%                   0.9%
* Banque Nationale De Paris ..........    Office        145,834              1.0%                   1.7%
 North Fork Bank .....................    Office        126,770              1.0%                   0.8%
 D.E. Shaw ...........................    Office         70,104              1.0%                   0.8%
* Kramer Levin Nessen Kamin ..........    Office        158,144              1.0%                   1.6%
 Heller Ehrman White .................    Office         64,526              1.0%                   0.8%
 Vytra Healthcare ....................    Office        105,613              0.9%                   0.8%
 Practicing Law Institute ............    Office         77,500              0.9%                   0.8%
* Prudential .........................    Office        116,910              0.9%                   0.9%
 P.R. Newswire Associates ............    Office         67,000              0.9%                   0.7%
* Draft Worldwide Inc. ...............    Office        124,008              0.8%                   1.4%
 Hoffmann-La Roche Inc. ..............    Office        120,736              0.8%                   0.7%
 Laboratory Corp. of America .........    Office        108,000              0.8%                   0.7%
* State Farm .........................    Office        164,013              0.8%                   1.2%
* HQ Global ..........................    Office        126,487              0.8%                   0.8%
 EMI Entertainment World .............    Office         65,844              0.8%                   0.7%
 Lockheed Martin Corp. ...............    Office        123,554              0.8%                   0.7%

----------------
(1) Ranked by pro rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.

* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.


       The following table sets forth the Operating Partnership's lease expiration table, as of January 1, 2004 for its total portfolio of properties, its office properties and its industrial / R&D portfolio:

                                TOTAL PORTFOLIO


                                         NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                                    LEASES         FEET         PORTFOLIO       % OF TOTAL
EXPIRATION                                EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
-------------------------------------   -----------   ------------   ------------   ----------------
2004 ................................        155         996,801          6.8%             6.8%
2005 ................................        196       1,667,233         11.4%            18.3%
2006 ................................        184       1,686,741         11.6%            29.8%
2007 ................................        104       1,123,286          7.7%            37.5%
2008 ................................        115         983,926          6.7%            44.3%
2009 ................................         78       1,092,960          7.5%            51.8%
2010 and thereafter .................        236       5,542,515         38.1%            89.7%
                                             ---       ---------         ----             ----
Total/Weighted Average ..............      1,068      13,093,462         89.7%
                                           =====      ==========         ====
Total Portfolio Square Feet .........                 14,589,628

                               OFFICE PORTFOLIO


                                                NUMBER OF       SQUARE       % OF TOTAL       CUMULATIVE
YEAR OF                                           LEASES         FEET          OFFICE         % OF TOTAL
EXPIRATION                                       EXPIRING      EXPIRING         SQ FT       PORTFOLIO SQ FT
--------------------------------------------   -----------   ------------   ------------   ----------------
2004 .......................................        151         952,981          7.0%             7.0%
2005 .......................................        194       1,571,083         11.5%            18.5%
2006 .......................................        180       1,589,775         11.6%            30.1%
2007 .......................................        100       1,053,794          7.7%            37.8%
2008 .......................................        112         941,113          6.9%            44.7%
2009 .......................................         77       1,047,979          7.7%            52.4%
2010 and thereafter ........................        232       5,274,095         38.6%            91.0%
                                                    ---       ---------         ----             ----
Total/Weighted Average .....................      1,046      12,430,820         91.0%
                                                  =====      ==========         ====
Total Office Portfolio Square Feet .........                 13,667,922

                           INDUSTRIAL/R&D PORTFOLIO


                                              NUMBER OF      SQUARE        % OF TOTAL         CUMULATIVE
YEAR OF                                         LEASES        FEET       INDUSTRIAL/R&D       % OF TOTAL
EXPIRATION                                     EXPIRING     EXPIRING          SQ FT         PORTFOLIO SQ FT
------------------------------------------   -----------   ----------   ----------------   ----------------
2004 .....................................           4       43,820            4.8%               4.8%
2005 .....................................           2       96,150           10.4%              15.2%
2006 .....................................           4       96,966           10.5%              25.7%
2007 .....................................           4       69,492            7.5%              33.2%
2008 .....................................           3       42,813            4.6%              37.9%
2009 .....................................           1       44,981            4.9%              42.8%
2010 and thereafter ......................           4      268,420           29.1%              71.9%
                                                     -      -------           ----               ----
Total/Weighted Average ...................          22      662,642           71.9%
                                                    ==      =======           ====
Total Industrial/R&D Portfolio Square Feet     921,706

      MORTGAGE INDEBTEDNESS

      The following table sets forth certain information regarding the mortgage debt of the Company, as of December 31, 2003.

                                                     Principal                                                 Amortization
Property                                              Amount           Interest Rate         Maturity Date       Schedule
                                                    Outstanding
--------------------------------------------------  -----------        -------------         -------------     ------------
                                                   (in thousands)

395 North Service Road, Melville, NY..............    $  19,301             6.45%         October 26, 2005          (2)
200 Summit Lake Drive, Valhalla, NY...............       18,937             9.25%          January 1, 2006        25 year
1350 Avenue of the Americas, NY, NY...............       73,779             6.52%             June 1, 2006        30 year
Landmark Square, Stamford, CT (4).................       44,029             8.02%          October 7, 2006        25 year
100 Summit Lake Drive, Valhalla, NY...............       17,718             8.50%            April 1, 2007        15 year
333 Earl Ovington Blvd., Mitchell Field, NY (1)...       52,869             7.72%          August 14, 2007        25 year
810 7th Avenue, NY, NY (6)........................       81,314             7.73%           August 1, 2009        25 year
100 Wall Street, NY, NY (6).......................       35,236             7.73%           August 1, 2009        25 year
6800 Jericho Turnpike, Syosset, NY................        7,229             8.07%             July 1, 2010        25 year
6900 Jericho Turnpike, Syosset, NY................       13,696             8.07%             July 1, 2010        25 year
580 White Plains Road, Tarrytown, NY..............       12,476             7.86%        September 1, 2010        25 year
919 3rd Avenue, NY, NY (5)........................      244,047             6.867%          August 1, 2011        30 year
120 West 45th Street, NY, NY (7)..................       63,245             6.82% (3)     November 1, 2027        28 year
One Orlando Center, Orlando, FL (7)...............       37,759             6.82% (3)     November 1, 2027        28 year

                                                       --------

Total / Weighted average....................           $721,635             7.24%
                                                       ========

-----

(1) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $31.7 million.
(2)   Principal payments of $34,000 per month.
(3) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield of non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum. The Company has the ability to prepay the loan at that time.
(4)   Encompasses six Class A office properties.
(5) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $124.5 million.
(6,7) These properties are cross-collateralized

      In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro-rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

ITEM 3.   LEGAL PROCEEDINGS

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers' Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03) which have been consolidated into a single action on 10/3/03) and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C-03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876 (10/27/03) and Chirko v. Rechler et al., 24-C-03-008010
(10/30/03) which have been consolidated into a single action on 1/20/04), relating to the sale of the Long Island Industrial Building Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, equitable relief and damages. The Company believes that complaints are without merit.

      Except as provided above, the Company is not presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no established trading market for the Registrant's common equity. As of March 12, 2004, there were approximately 70 holders of the Registrant's common equity.

COMMON UNITS

      The following table sets forth, for the periods indicated, the distributions declared by the Operating Partnership for each respective quarter ended.

                            Class A        Class B            Class C
                         Distribution   Distribution (2)   Distribution
                         ------------   ----------------   ------------
March 31, 2002.........     $.4246          $.6492             --
June 30, 2002..........     $.4246          $.6485 (1)         --
September 30, 2002.....     $.4246          $.6471             --
December 31, 2002......     $.4246          $.6471             --

March 31, 2003.........     $.4246          $.6471             --
June 30, 2003..........     $.4246          $.6471             --
September 30, 2003.....     $.4246          $.6471             --
December 31, 2003......     $.4246          $.6471           $.28 (3)


(1) Commencing with the distribution for the three-month period ended July 31, 2002; the Board of Directors of the Company decreased the quarterly distribution to $.6471 per share, which is equivalent to an annual distribution of $2.5884 per share.
(2) On November 25, 2003, the Company elected to exchange all of its Class B common stock for an equal number of shares of its Class A common stock. As a result, the Class B common stock ceased trading. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of Class A common units.
(3) Based on a current annual distribution rate of approximately $1.87 per unit. These OP Units were issued on August 7, 2003.

ITEM 6. SELECTED FINANCIAL DATA (in thousands except per share data and property count)

       The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in
Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

      In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). During 2003, we classified the Company's Long Island industrial building portfolio and a office property located on Long Island as held for sale and, in compliance with SFAS 144, have reported revenues and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification has no effect on our reported net income or funds from operations.

      We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2003.

                                                                        Reckson Operating Partnership, L. P.
                                                                           For the year ended December 31,
                                                         ---------------------------------------------------------------
                                                             2003         2002        2001         2000        1999
                                                         -----------   ---------   ---------    ---------   ------------
OPERATING DATA:
Total revenues .......................................   $   470,282   $ 458,069   $ 467,805    $ 442,362   $   351,643
Total expenses .......................................       416,463     377,998     355,068      333,153       263,934
Income before distributions to preferred unit holders,
      minority interests, equity in earnings of real
      estate joint ventures and service companies,
      gain on sales of real estate, valuation reserves
      and discontinued operations ....................        53,819      80,071      112,737      109,209        87,709
Minority interests ...................................        17,972      18,730      15,975        9,120         6,802
Valuation reserves on investments in
     affiliate loans and joint ventures and other
     investments .....................................            --          --     166,101           --            --
Preferred distributions ..............................        22,360      23,123      23,977       28,012        27,001
Equity in earnings of real estate joint ventures
     and service companies ...........................            30       1,113       2,087        4,383         2,148
Gain on sales of real estate .........................            --         537      20,173       18,669        10,052
Discontinued operations ..............................       142,847      21,347      11,113        4,524         5,128

Net income (loss) allocable to common unit holders ...   $   156,364   $  61,215   $ (59,943)   $  99,653   $    71,234

PER UNIT DATA: (1)
Net income (loss) per weighted average common unit:
    Basic net income (loss) ..........................   $       .18   $     .54   $   (1.29)   $    1.15   $       .95
    Gain on sales of real estate .....................            --         .01         .28          .28           .17
    Discontinued operations ..........................          2.29         .30         .16          .07           .09
                                                         -----------   ---------   ---------    ---------   -----------
    Class A common unit ..............................   $      2.47   $     .85   $    (.85)   $    1.50   $      1.21
                                                         ===========   =========   =========    =========   ===========

    Basic net income (loss) ..........................   $       .39   $     .83   $   (1.88)   $    1.76   $      1.53
    Gain on sales of real estate .....................            --         .01         .42          .43           .27
    Discontinued operations ..........................          1.55         .44         .23          .11           .14
                                                         -----------   ---------   ---------    ---------   -----------
    Class B common unit ..............................   $      1.94   $    1.28   $   (1.23)   $    2.30   $      1.94
                                                         ===========   =========   =========    =========   ===========

    Basic net income (loss) .........................   $        .09   $      --   $      --    $      --   $        --
    Gain on sales of real estate ....................             --          --          --           --            --
    Discontinued operations .........................           5.65          --          --           --            --
                                                         -----------   ---------   ---------    ---------   -----------
    Class C common unit .............................   $       5.74   $      --   $      --    $      --   $        --
                                                         ===========   =========   =========    =========   ===========

Weighted average common units outstanding:
    Class A common units .............................        55,786      57,059      55,773       50,766        47,975
    Class B common units .............................         8,910      10,122      10,284       10,284         6,744
    Class C common units .............................           188          --          --           --            --

Cash distributions declared per unit:
    Class A common unit ..............................   $      1.70   $    1.70   $    1.66    $    1.53   $      1.45
    Class B common unit ..............................   $      2.12   $    2.59   $    2.55    $    2.35   $      1.54
    Class C common unit ..............................   $       .28   $      --   $      --    $      --   $        --


 ITEM 6.    SELECTED FINANCIAL DATA (in thousands except per share
                      data and property count) (continued)

                                                                       Reckson Operating Partnership, L. P.
                                                                          For the year ended December 31,
                                                         --------------------------------------------------------------

                                                            2003         2002        2001         2000          1999
                                                         --------------------------------------------------------------
  BALANCE SHEET DATA (PERIOD END):

Commercial real estate properties, before
     accumulated depreciation...................         $ 2,796,789  $2,707,878  $2,643,045   $2,537,193    $2,017,170
Cash and cash equivalents (5)...................              23,069      30,576     121,975       17,843        21,368
Total assets....................................           2,750,680   2,912,052   2,998,782    2,999,794     2,734,577
Mortgage notes payable..........................             721,635     733,761     744,613      722,312       452,338
Unsecured credit facility (5)...................             169,000     267,000     271,600      216,600       297,600
Unsecured term loan.............................                 ---         ---         ---          ---        75,000
Senior unsecured notes..........................             499,445     499,305     449,463      449,385       449,313
Market value of equity (2)......................           1,792,895   1,681,372   1,915,587    2,016,390     1,726,845

Total market capitalization including debt
     (2 and 3)..................................           3,050,142   3,052,818   3,251,599    3,397,204     2,993,756

OTHER DATA:
Funds from operations (4).......................         $   134,889  $  158,422  $  180,743   $  168,340    $  131,815
Total square feet (at end of period)............              14,733      20,284      20,611       21,291        21,385
Number of properties (at end of period).........                  89         178         182          188           189


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

(4) Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP measure, the Company believes it provides useful information to its shareholders, potential investors and management. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO for the year ended December 31, 2003 includes a gain from the sale of land and build-to-suit transaction in the amount of $18.8 million. For the years ended December 31, 2002 and 2001, pursuant to the Company's adoption of FASB Statement No. 145, which addresses reporting for gains and losses from extinguishment of debt, the Company has reduced previously reported FFO by approximately $2.6 million and $2.9 million, respectively, related to the write-off of certain deferred loan costs incurred in connection with the Company's refinancing of its debt. These costs were previously recorded as an extraordinary loss and therefore excluded from the Company's calculation of FFO. In addition, FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures. Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO may not be comparable to similarly titled measures as reported by other companies. A reconciliation of FFO to net income allocable to common shareholders, the GAAP measure the Company believes to be the most directly comparable, is contained in Item 7 of this Form 10-K.

(5) On January 4, 2002, approximately $85 million of the cash proceeds received from the sale of a 49% interest in the property located at 919 Third Avenue, New York, NY, was used to pay down the Operating Partnership's unsecured credit facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the "Operating Partnership") and related notes thereto.

      The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership's expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as "believes", "may", "expects", "anticipates", "intends" or similar expressions. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in the New York Tri-State area; changes in interest rate levels; changes in the Operating Partnership's senior unsecured credit ratings; changes in the Operating Partnership's cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Operating Partnership by third parties (including FrontLine Capital Group); risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership, the Company and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership's results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

      Minimum rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Operating Partnership's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

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

      The Operating Partnership incurred approximately $4.7 million and $6.3 million of bad debt expense for the years ended December 31, 2003 and 2002, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

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

       Reckson Construction Group, Inc., Reckson Construction and Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

      Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

      The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66 "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as future costs of development and profit are reliably estimated.

Real Estate

      Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and / or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

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

      On July 1, 2001 and January 1, 2002, the Operating Partnership adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Operating Partnership assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market / economic conditions that may affect the property. If the Operating Partnership incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

Variable Interest Entities

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003, which were non-special purpose entities. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIEs pursuant to such interpretation. Such determination could result in a change in the Operating Partnership's consolidation policy related to such entities.

OVERVIEW AND BACKGROUND

      Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the "Company"), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust ("REIT"). The Operating Partnership and the Company, collectively, the "Company" were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities ("Reckson").

Reckson Associates, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings, and also owned certain undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an initial public offering (the "IPO"), succeeded to the Reckson Group's real estate business and commenced operations.

      The Operating Partnership is engaged in the ownership, operation, acquisition, leasing, financing, management and development of primarily office and to a lesser extent industrial / R&D properties and also owns land for future development. The Operating Partnership's growth strategy is focused on the commercial real estate markets in and around the New York City tri-state area (the "Tri-State Area"). The Company owns all of its interests in its real properties, directly or indirectly, through the Operating Partnership.

      In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $8.8 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated, along with management contracts relating to three of such properties. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

      The Operating Partnership conducts its management, leasing and construction related services through the Company's taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the "Code"). These services are currently provided by Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction and Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. (the "Service Companies") in which, as of September 30, 2002 the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the independent directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. As a result of the acquisition of the remaining interests in the Service Companies, the Operating Partnership commenced consolidating the operations of the Service Companies. During the year ended December 31, 2003, Reckson Construction Group, Inc. billed approximately $775,000 of market rate services and Reckson Management Group, Inc. billed approximately $279,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $207,000, for a property in which certain former executive officers of the Company maintain an equity interest.

       Reckson Management Group, Inc. leases approximately 28,000 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $785,000. Reckson Management Group, Inc. had also entered into a short-term license agreement at the property for 6,000 square feet of temporary space, which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

       A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

      During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan, five Class A office properties aggregating approximately 3.5 million square feet.

      During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

      On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement Systems ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

      In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Company's Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to Section 1031 of the Code are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other property, is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. These three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price.

      In connection with the closing, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 was million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company was to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited, as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from departing Rechler family members, related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling minority interest.

      As of December 31, 2003 the Company owned 89 properties (inclusive of 10 joint venture properties) in the Tri-State Area Central Business District ("CBD") and suburban markets, encompassing approximately 14.7 million rentable square feet, all of which are managed by the Company. The properties include 16 Class A CBD office properties encompassing approximately 5.3 million rentable square feet. The CBD office properties consist of five properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 42% of the Company's net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2003. These properties also include 61 Class A suburban office properties encompassing approximately 8.4 million rentable square feet, of which 42 of these properties, or 75% as measured by square footage, are located within the Company's ten office parks. Reckson has historically emphasized the development and acquisition of properties that are part of large-scale suburban office parks. The Company believes that owning properties in planned office parks provides certain strategic advantages, including the following: (i) certain tenants prefer being located in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include 11 industrial / R&D properties encompassing approximately 1.0 million rentable square feet and one retail property comprising approximately 9,000 rentable square feet. The Company also owns a 355,000 square foot office property located in Orlando, Florida.

      As of December 31, 2003, the Company also owned approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003, related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The aggregate cost basis of these land parcels at December 31, 2003 was approximately $11.8 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 9 to 33 months. In addition, during February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

       The Company holds a $17.0 million interest in a note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partnership, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005; currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million bearing interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, and the Mezz Note, the "Note Receivable Investments").

       Management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicated an excess of market value over carrying value related to the Company's Note Receivable Investments. Based on these assessments, the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $101.0 million mortgage note along with one of the Company's New York City buildings. The Company has the right to pre-pay this note in November 2004, prior to its maturity date.

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $30,000, $648,000 and $478,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Due to the events of September 11, 2001, as well as technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

      The Company's core business strategy is based on a long-term outlook considering real estate as a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust our strategy accordingly. Currently, the Company remains cautious about the market environment. With this cautious bias we choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

       The market capitalization of the Company at December 31, 2003 was approximately $3.1 billion. The Company's market capitalization is based on the sum of (i) the market value of the Company's Class A common stock and OP Units (assuming conversion) of $24.30 per share / unit (based on the closing price of the Company's Class A common stock on December 31, 2003), (ii) the liquidation preference value of the Company's preferred stock of $25.00 per share, (iii) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (iv) approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) of debt outstanding at December 31, 2003. As a result, the Company's total debt to total market capitalization ratio at December 31, 2003 equaled approximately 41.2%.

      During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

      At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

      FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

      In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets, which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

      In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

      As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

      Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

      HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which was formerly controlled by FrontLine, previously operated eleven executive office centers comprising approximately 205,000 square feet at the Company's properties, including two operated at the Company's joint venture properties. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected three of its leases with the Company and surrendered approximately an additional 20,500 square feet from two other leases. The Company has since re-leased 100% of the rejected space. In September 2003, the Bankruptcy Court approved the assumption and amendment by HQ of its remaining eight leases with the Company. The assumed leases expire between 2007 and 2011, encompass approximately 150,000 square feet and provide for current annual base rents totaling approximately $3.5 million. A committee designated by the Board and chaired by an independent director conducted all negotiations with HQ.

       WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization, which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through March 31, 2004, other than under the four rejected leases, and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

       As of December 31, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

RESULTS OF OPERATIONS

         The following table is a comparison of the results of operations for the year ended December 31, 2003 to the year ended December 31, 2002:

                                                  Year ended December 31,
                                    -----------------------------------------------
                                                                     Change
                                                                -------------------
                                       2003        2002         Dollars     Percent
                                    -----------------------------------------------

PROPERTY OPERATING REVENUES:
 Base rents                         $ 385,225     $395,308      $(10,083)      (2.6)%
 Tenant escalations and
 reimbursements                        60,556       55,441         5,115        9.2%
                                    -----------------------     --------

 TOTAL PROPERTY OPERATING REVENUES  $ 445,781     $450,749      $ (4,968)      (1.1)%
                                    =======================     ========

PROPERTY OPERATING EXPENSES:
 Operating expenses                 $ 108,152     $ 97,253      $ 10,899       11.2%
 Real estate taxes                     72,259       65,778         6,481        9.9%
                                    -----------------------     --------

 TOTAL PROPERTY OPERATING EXPENSES  $ 180,411     $163,031      $ 17,380       10.7%
                                    =======================     ========

OTHER INCOME                        $  24,501     $  7,320      $ 17,181      234.7%
                                    =======================     ========

OTHER EXPENSES:
 Interest expense                   $  82,487     $ 83,309      $   (822)      (1.0)%
 Marketing, general and
    administrative                     32,746       29,214         3,532       12.1%
                                    -----------------------     --------

 TOTAL OTHER EXPENSES               $ 115,233     $112,523      $  2,710        2.4%
                                    =======================     ========

      The Operating Partnership's property operating revenues, which include base, rents and tenant escalations and reimbursements ("Property Operating Revenues") decreased by $ 5.0 million from 2002 to 2003. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $16.7 million in 2003 as compared to $26.8 million in 2002, a decrease of $10.1 million. The 2003 and 2002 straight-line adjustment includes $6.9 million and $10.9 million respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants. In addition, Property Operating Revenues increased by $6.1 million attributable to lease up of newly developed and redeveloped assets and $7.5 million in built in rent increases for existing tenants in our same store properties. These increases were offset by $4.3 million of revenue attributable to properties that were sold during the year, including 92 properties in the Long Island industrial building portfolio. $2.9 million in reduced termination fees and $6.4 million of revenue lost due to weighted average occupancy decrease in our same store properties.

      The 2003 increase in property operating expenses, real estate taxes and ground rents ("Property Expenses") is primarily due to a $9.2 million increase in operating expenses and a $6.7 million increase in real estate taxes related to the Operating Partnership's "same store" properties. Development properties going into service increased property expenses by an additional $1.5 million. Included in the $9.2 million increase in operating expenses is $1.7 million and $.5 million of increased insurance and security costs, respectively. Increases in insurance and security costs result primarily from implications of the events that occurred on September 11, 2001. The security cost increases relate primarily to our New York City properties. Also included in the $9.2 million increase are operating expenses of the Operating Partnership's same store properties, which represent a $4.2 million, increase in repairs and maintenance and a $2.8 million increase in utility costs. Increases in utility costs primarily relates to rate increases per energy unit. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced severe fiscal budget issues.

       Other income increased by $17.2 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit construction contract.

       Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2003 and 2002 were 59.5% and 63.8%, respectively. The decrease from 2002 to 2003 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes, utilities and property and liability insurance costs as well as decreases to revenues primarily as a result of decreased portfolio occupancy.

       The following table is a comparison of the results of operations for the year ended December 31,2002 to the year ended December 31,2001:

                                                  Year ended December 31,
                                    --------------------------------------------------
                                                                        Change
                                                                  --------------------
                                      2002         2001            Dollars     Percent
                                    --------------------------------------------------

PROPERTY OPERATING REVENUES:
 Base rents                         $395,308     $392,824         $  2,484        0.6%
 Tenant escalations and
 reimbursements                       55,441       54,739              702        1.3%
                                    ----------------------        --------

 TOTAL PROPERTY OPERATING REVENUES  $450,749     $447,563         $  3,186        0.7%
                                    ======================        ========

PROPERTY OPERATING EXPENSES:
 Operating expenses                 $ 97,253     $ 94,411         $  2,842        3.0%
 Real estate taxes                    65,778       61,566            4,212        6.8%
                                    ----------------------        --------

 TOTAL PROPERTY OPERATING EXPENSES  $163,031     $155,977         $  7,054        4.5%
                                    ======================        ========

OTHER INCOME                        $  7,320     $ 20,242         $(12,922)     (63.8)%
                                    ======================        ========

OTHER EXPENSES:
 Interest expense                   $ 83,309     $ 82,624         $    685        0.8%
 Marketing, general and
 administrative                       29,214       24,289            4,925       20.3%
                                    ----------------------        --------

 TOTAL OTHER EXPENSES               $112,523     $106,913         $  5,610        5.2%
                                    ======================        ========

       The Operating Partnership's Property Operating Revenues increased by $3.2 million from 2001 to 2002. The Operating Partnership's base rent reflects the positive impact of the straight-line rent adjustment of $26.8 million in 2002 as compared to $41.6 million in 2001, a decrease of $14.8 million. The 2002 and 2001 straight-line adjustment includes $10.9 million and $26.9 million respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants. The net increase in base rents is attributable to fixed increases to base rent in certain of the Operating Partnership's leases.

       The 2002 increase in Property Expenses consists of a $2.8 million increase in operating expenses and a $4.2 million increase in real estate taxes. Included in the $2.8 million increase in operating expenses is $1.4 million and $ .7 million of increased insurance and security costs, respectively. These increases result primarily from implications of the events that occurred on September 11, 2001. The security cost increases relate primarily to the Operating Partnership's New York City properties.

       Other income decreased by $12.9 million. This decrease is primarily due to a decrease of $11.6 million related to interest earned on advances made under the FrontLine Loans.

       Gross operating margins for 2002 and 2001 were 63.8% and 65.1%, respectively. The decrease from 2001 to 2002 in gross operating margin percentages resulted primarily from portfolio wide increases in real estate taxes, utilities and property and liability insurance costs.

       Marketing, general and administrative expenses were $32.7 million in 2003, $29.2 million in 2002 and $24.3 million in 2001. The increase in marketing, general and administrative expenses is primarily due to the increased costs of maintaining offices and infrastructure in each of the Operating Partnership's five divisional markets, increased directors and officers insurance costs and other costs associated with complying with the provisions of Sarbanes Oxley legislation including additional directors of the Company and independent accounting and legal fees. The Operating Partnership's business strategy has been to expand further into the Tri-State Area CBD and suburban office markets, to create a superior franchise value by applying its standards for high quality office space and premier tenant service to its five operating divisions. Over the past three years the Operating Partnership has supported this effort by increasing its marketing programs and strengthening its resources and operating systems. The cost of these efforts is reflected in marketing, general and administrative expenses. Marketing, general and administrative expenses as a percentage of total revenues from continuing operations were 7.0% in 2003, 6.4% in 2002 and 6.0% in 2001. The competitive market environment has resulted in decreased portfolio occupancies and market rental rates and has negatively impacted the Operating Partnership's revenues. As a result, marketing, general and administrative expenses as a percentage of total revenues has increased.

       Interest expense was $82.5 million in 2003, $83.3 million in 2002 and $82.6 million in 2001. The decrease of approximately $822,000 from 2003 to 2002 was primarily a result of the Operating Partnership's adoption of FASB Statement No. 145, "Reporting Gains and Losses from Extinguishment of Debt" which caused the reclassification of approximately $2.6 million of previously reported extraordinary losses to interest expense. The 2002 extraordinary loss was the result of the Operating Partnership's refinancing its unsecured credit facility in December 2002 and writing off the related unamortized deferred loan costs. This decrease was mitigated by an increase in interest expense of approximately $1.5 million on the Operating Partnership's $50 million, 6% senior unsecured notes issued in June 2002. The increase of approximately $670,000 from 2001 to 2002 is attributable to (i) increased interest expense of $1.7 million on the Operating Partnership's senior unsecured notes resulting from the issuance of $50 million of five-year notes in June 2002, which was used to repay lower internal cost borrowings under the Operating Partnership's floating rate credit facility, (ii) a net increase in mortgage interest expense of approximately $520,000 which was primarily attributable to the $50 million principal increase on the debt of 919 Third Avenue in July 2001, and the satisfaction of three mortgage notes payable aggregating approximately $24.3 million during 2001,
(iii) approximately a $2.0 million decrease in capitalized interest attributable to a decrease in the level of development projects and (iv) a decrease of $5.4 million of interest expense allocated to discontinued operations in connection with the Operating Partnership's adoption of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. These resulting increases, aggregating approximately $9.6 million, were mitigated primarily by a decrease of approximately $8.7 million on the Operating Partnership's unsecured credit facility resulting from an overall decrease in interest rates.

       On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio, the settlement of the employment contracts of the departing Rechler family members, and the cost of certain other organizational changes, the Company incurred net restructuring charges of approximately $11.6 million during the three months ended December 31, 2003.

       Included in depreciation and amortization expense are amortized financing costs of $3.3 million in 2003, $4.5 million in 2002 and $4.5 million in 2001.

       For the year ended December 31, 2001, the Operating Partnership's consolidated statement of operations includes valuation reserve charges of $166.1 million primarily consisting of $163 million related to the Operating Partnership's investments in the FrontLine Loans and joint ventures with RSVP (See "Overview and Background" for a further discussion of this valuation reserve charge).

LIQUIDITY AND CAPITAL RESOURCES

      Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During certain quarterly periods, the Operating Partnership may incur significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Operating Partnership is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the year ended December 31, 2003, the Operating Partnership paid $50.3 million for tenanting costs including tenant improvement costs and leasing commissions. This compares to $49.7 million paid for the year ended December 31, 2002. As a result of these and / or other operating factors, the Company's cash flow from operating activities was not sufficient to pay 100% of the dividends paid on its common stock or the Operating Partnership's OP Units during 2003. To meet the short-term funding requirements relating to these leasing costs, the Company has used proceeds of property sales or borrowings under its credit facility. Based on the Operating Partnership's anticipated leasing for 2004 it may incur similar shortfalls. The Operating Partnership currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Company periodically reviews its dividend policy to determine the appropriateness of the Company's dividend rate and OP Unit distribution rate relative to the Company's cash flows. The Company adjusts its dividend rate and the OP Unit distribution rate based on forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Company will maintain the current quarterly distribution level on its common stock or the Operating Partnership's OP Units. The Company expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Company. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets. The Operating Partnership will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term. The Operating Partnership's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Operating Partnership on an ongoing basis. Negative changes in the Operating Partnership's senior unsecured ratings would result in increases in the Operating Partnership's borrowing costs, including borrowings under the Operating Partnership's unsecured credit facility.

      As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. In addition, vacancy rates in our markets are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. Additionally, the Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Operating Partnership's properties, including 1185 Avenue of the Americas, which was purchased in January 2004, are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, (other than its two largest properties), including for acts of terrorism up to $500 million on a per occurrence basis. The two largest properties are covered for up to $200 million on such policies and are covered under separate policies, which include coverage for acts of terrorism, up to the estimated replacement cost for these properties.

      The impact of the terrorist attacks of September 11, 2001, in New York City may adversely affect the value of the Operating Partnership's New York City properties and its ability to generate cash flow. There may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Operating Partnership's revenues from property rentals.

       In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. The Company expects to use its cash flow from operating activities for distributions to stockholders and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term investments.

Summary of Cash Flows

        Net cash provided by operating activities totaled $161.2 million in 2003, $196.1 million in 2002, and $188.8 million in 2001. The decrease in 2003 is attributable to a more competitive operating environment in which the Operating Partnership made a limited number of commercial property acquisitions as well as a decrease in market rental rates and lower occupancies in the Operating Partnership's portfolio. The 2002 increase is primarily attributable to the growth in cash flow provided by increased occupancy levels of the Operating Partnership's development properties and as a result of fixed increases in certain of the Operating Partnership's leases.

       Net cash provided by investing activities totaled $ 109.5 million in 2003. Net cash used in investing activities totaled $85.1 million in 2002 and $87.5 million in 2001. Cash provided by investing activities in 2003 is primarily attributable to proceeds from the sale of the Long Island industrial building portfolio, which was offset by the purchase of assets and investments in developments and commercial real estate properties. Cash flows used in investing activities during 2002 related primarily to the Operating Partnership's ongoing development of its properties, the acquisition of approximately 52.7 acres of development land located in Valhalla, NY and costs associated with creating tenant space including the payment of leasing costs. Cash used in investing activities during 2001 related primarily to investments in real estate properties including development costs. Included in these investing activities for the 2001 period is the Operating Partnership's investment of approximately $18.7 million in RSVP-controlled (REIT qualified) joint ventures. Cash used in investing activities for the 2001 period was offset by proceeds from the redemption of the Operating Partnership's preferred equity investments in Keystone Property Trust as well as from sales of real estate, securities and mortgage note receivable repayments.

        Net cash used in financing activities totaled $ 278.2 million in 2003 and $202.2 million in 2002. Net cash provided by financing activities totaled $3.8 million in 2001. Cash used in financing activities for 2003 primarily resulted from secured debt amortization payments and the repayment of outstanding borrowings on the Operating Partnership's unsecured credit facility from proceeds from the sale of the Long Island industrial building portfolio. Cash used in financing activities during 2002 related primarily to the Company's stock buy-back program and repurchases of its Series A preferred stock aggregating approximately $75 million. These uses of cash were offset by the Operating Partnership issuing $50 million of five-year senior unsecured notes. Cash provided by financing activities during 2001 related primarily to proceeds from secured debt financings, minority partner contributions and advances under the Operating Partnership's unsecured credit facility. Cash provided by financing activities for 2001 was offset by advances made under the FrontLine Loans of approximately $7.2 million. In each of the three years ended December 31, cash was used in financing activities by principal payments on secured borrowings and the unsecured credit facility as well as loan issuance costs and distributions.

Investing Activities

      During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Company identified and acquired certain qualified replacement properties. In accordance with Statement No. 66, the Company has estimated its book gain on this land sale and build-to-suit transaction to be approximately $22.4 million, of which $18.8 million has been recognized during the year ended December 31, 2003 and is included in investment and other income on the Company's statement of operations. Approximately $3.6 million is estimated to be earned in 2004 as the development is completed.

      On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, TIAA, for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the aforementioned qualified intermediary and the properties acquired were qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to Section 1031 and thereby deferred the taxes related to the gain recognized on the proceeds received from the land sale to First Data Corp. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

      On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Company's unsecured credit facility of $21.6 million and the issuance of 465,845 Class C OP Units valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $331,000 during the 2003 period of ownership. In addition, amortization expense on the value of lease origination costs was approximately $114,000 during the 2003 period of ownership. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 21 months.

      On September 5, 2003, the Company acquired the Mezz Note which is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43% per annum. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three-year period.

      On November 24 2003, the Company sold a 181,000 square foot office property located on Long Island for approximately $24.4 million. Net proceeds from the sale were used to pay outstanding borrowings under the Company's unsecured credit facility.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured credit facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Company's unsecured Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease, which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to pay outstanding borrowings under the Company's unsecured credit facility.

    The following table sets forth the Company's original invested capital (at cost and before valuation reserves) in RSVP controlled (REIT-qualified) joint ventures and amounts, which were advanced under the RSVP Commitment to FrontLine, for its investment in RSVP controlled investments (in thousands):

                               RSVP controlled   Amounts
                                joint ventures   advanced       Total
                               ---------------   --------       -----
Privatization                      $21,480        $ 3,520     $ 25,000
Student Housing                     18,086          3,935       22,021
Medical Offices                     20,185             --       20,185
Parking                                 --          9,091        9,091
Resorts                                 --          8,057        8,057
Net leased retail                       --          3,180        3,180
Other assets and overhead               --         21,598       21,598
                                   -------        -------     --------
                                   $59,751        $49,381     $109,132
                                   =======        =======     ========

     In September 2003, RSVP completed the restructuring of its capital structure. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of $137 million in cash (including proceeds from the disposition of all of the Privatization and Medical Offices assets) and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investments valued at approximately $28.5 million.

Financing Activities

       During 2003, the Operating Partnership paid cash distributions on its Class A common units of approximately $1.70 per unit, approximately $2.59 per unit on its Class B common units and approximately $.28 per unit on its Class C common units which were issued on August 7, 2003.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio to the departing Rechler family members, the Company redeemed and retired, approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

       On August 7, 2003, in conjunction with the Operating Partnership's acquisition of a Class A office property located in Stamford, Connecticut, it issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units are substantially identical to the Class A OP Units except that the Class C OP Units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

      The Board of Directors of the Company has authorized the purchase of up to five million shares of the Company's Class A common stock. During the year ended December 31, 2003, as a result of this buy-back program, the Operating Partnership purchased 252,000 Class A common units at an average price of $18.01 per unit for an aggregate purchase price of approximately $4.5 million.

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

        The Operating Partnership currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. At December 31, 2003, borrowings under the Credit Facility were priced off LIBOR plus 120 basis points and the Credit Facility carried a facility fee of 30 basis points per annum. On January 28, 2004, the Operating Partnership received an investment grade rating on its senior unsecured debt from Fitch Ratings of BBB-. This rating along with the Operating Partnership's existing investment grade rating of BBB- from Standard & Poors, resulted in the pricing on outstanding borrowings to decrease to LIBOR plus 90 basis points and the facility fee to decrease to 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31,

2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

       The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

       In January 2004, the Operating Partnership exercised its option to redeem two million shares, or 100% of its outstanding Series B preferred stock for approximately 1,958,000 shares of its Class A common stock.

      On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

      On March 15, 2004, the Company issued 5.5 million shares of its Class A common stock at $27.18 per share, net of underwriting discount, for proceeds aggregating approximately $149.5 million. In addition, the underwriter was granted a 30-day over-allotment option to purchase up to an additional 825,000 shares. Net proceeds were used to repay $100 million of the Operating Partnership's 7.4% senior unsecured notes at their maturity on March 15, 2004, repay borrowings under the Credit Facility and for general corporate purposes.

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

Capitalization

          The Operating Partnership's indebtedness at December 31, 2003 totaled approximately $1.3 billion (including its share of joint venture debt and net of minority partners' interests share of joint venture debt) and was comprised of $169.0 million outstanding under the Credit Facility, approximately $499.4 million of senior unsecured notes and approximately $588.8 million of mortgage indebtedness with a weighted average interest rate of approximately 7.32% and a weighted average maturity of approximately 8.1 years. Based on the Operating Partnership's total market capitalization of approximately $3.1 billion at December 31, 2003 (calculated based on the sum of (i) the market value of the Company's Class A common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Company's preferred stock, (iii) the liquidation preference value of the Operating Partnership's preferred units and
(iv) the $1.3 billion of debt), the Operating Partnership's debt represented approximately 41.2% of its total market capitalization.

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

Contractual Obligations and Commercial Commitments

         The following table sets forth the Operating Partnership's significant debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2003 (in thousands):

                                                              MATURITY DATE
                                -------------------------------------------------------------------------------
                                  2004           2005         2006          2007           2008      THEREAFTER        TOTAL
                                --------       --------     --------      --------        -------    ----------     ----------
Mortgage notes payable (1)      $ 12,853       $ 13,887     $ 13,478      $ 10,969        $ 9,989     $105,178      $  166,354
Mortgage notes payable (2)(3)         --         18,553      129,920        60,539             --      346,269         555,281
Senior unsecured notes           100,000             --           --       200,000             --      200,000         500,000
Unsecured credit facility             --        169,000           --            --             --           --         169,000
Land lease obligations             2,993          2,995        2,961         2,888          2,888       47,309          62,034
Air rights lease
    obligations (4)                  333            333          333           333            333        3,680           5,345
Operating leases                     785            813          842           870            370           --           3,680
                                --------       --------     --------      --------        -------     --------      ----------
                                $116,964       $205,581     $147,534      $275,599        $13,580     $702,436      $1,461,694
                                ========       ========     ========      ========        =======     ========      ==========

(1)   Scheduled principal amortization payments.
(2)   Principal payments due at maturity.
(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's pro rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.
(4) Excludes approximately $453,000 in aggregate payments due under a Long Island office property which was sold in January 2004

      Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Operating Partnership under certain limited circumstances including environmental issues and breaches of material representations.

      At December 31, 2003, the Operating Partnership had approximately $1.0 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $44 million, or 6.1%, of the Operating Partnership's mortgage debt is recourse to the Company.

Other Matters

      Seven of the Operating Partnership's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2007 and 2013.

      Two of the Operating Partnership's office properties are held in joint ventures, which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates ranging from 2003 to 2005, rights of first offer, and buy / sell provisions.

        In connection with the Disposition, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. In connection with the Disposition and the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical long term incentive program ("LTIP") were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of Class A common stock that were granted in 2002 and their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company was to attain its annual performance measure under the March 2003 LTIP in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they remained in continuous employment with the Company. The remainder of their core awards was forfeited, as was the entire amount of the special outperformance component of the March 2003 LTIP. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from the departing Rechler family members related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling interest .

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against its Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

        In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 264,144 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $3.1 million and $4.5 million of compensation expense was recorded for the years ended December 31, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      The outstanding stock loan balances due from executive and senior officers aggregated approximately $5.6 million and $17.0 million at December 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2003 and December 31, 2002 amounted to approximately $2.9 million and $2.0 million, respectively, primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

      In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 47,126 shares of Class A common stock related to the 2002 Rights and 26,040 shares of Class A common stock related to the 2003 rights. During the year ended December 31, 2003, the Company recorded approximately $855,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. As of December 31, 2003 and giving effect to the settlement of the employment contracts of certain executive officers, there remains 879,858 shares of Class A common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $2.6 million of compensation expense for the year ended December 31, 2003. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

OFF BALANCE SHEET ARRANGEMENTS

      The Operating Partnership has no off balance sheet arrangements except for its 60% non-controlling interest in the 520 JV and its joint venture interest in RSVP (for a more detailed description of these arrangements see "Overview and Background" of this Item 7).

INFLATION

      The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Operating Partnership has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Operating Partnership has included these costs as part of its escalatable expenses and has billed them to its tenants consistent with the terms of the underlying leases. To the extent the Operating Partnership's properties contain vacant space, the Operating Partnership will bear such inflationary increases in expenses.

      The Credit Facility bears interest at a variable rate, which will be influenced by changes in short-term interest rates, and is sensitive to inflation.

FUNDS FROM OPERATIONS

      Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP measure, the Operating Partnership believes it provides useful information to its shareholders, potential investors and management. The Operating Partnership computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). FFO for the year ended December 31, 2003 includes a gain from the sale of land and build-to-suit transaction in the amount of $18.8 million. For the years ended December 31, 2002 and 2001, pursuant to the Operating Partnership's adoption of FASB Statement No. 145, which addresses reporting for gains and losses from extinguishment of debt, the Operating Partnership has reduced previously reported FFO by approximately $2.6 million and $2.9 million, respectively, related to the write-off of certain deferred loan costs incurred in connection with the Operating Partnership's refinancing of its debt. These costs were previously recorded as an extraordinary loss and therefore excluded from the Operating Partnership's calculation of FFO. In addition, FFO for the year ended December 31, 2001 excludes $163 million of valuation reserves on investments in affiliate loans and joint ventures.

     Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

    The following table presents the Operating Partnership's FFO calculation for the years ended December 31 (in thousands):

                                                                   2003         2002        2001
                                                                 --------     --------    --------
Net income (loss) allocable to common unitholders...........     $156,364     $ 61,215    $(59,943)
Adjustments for basic Funds From Operations
Add:
    Real estate depreciation and amortization...............      113,940      108,906     100,967
    Minority partners' interests in consolidated                   17,972       18,730      15,975
         partnerships.......................................
    Valuation reserves on investments in affiliate loans
         and joint  ventures................................           --           --     163,000

Less:
    Gain on sales of real estate............................      126,789        5,433      20,173
    Amounts distributable to minority partners in
         consolidated partnerships..........................       26,598       24,996      19,083
                                                                 --------     --------    --------
Basic Funds From Operations.................................      134,889      158,422     180,743
Add:
    Dividends and distributions on dilutive shares
         and units..........................................        1,093       23,123      26,601
                                                                 --------     --------    --------
Diluted Funds From Operations...............................     $135,982     $181,545    $207,344
                                                                 ========     ========    ========
Weighted Average Shares/OP Units outstanding (1)............       64,884       67,180      66,057
                                                                 ========     ========    ========
Diluted Weighted Average Shares/OP Units outstanding (1)....       65,715       78,133      79,027
                                                                 ========     ========    ========

       (1) Assumes conversion of limited partnership units of the Operating Partnership.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The primary market risk facing the Operating Partnership is interest rate risk on its long-term debt, mortgage notes and notes receivable. The Operating Partnership will, when advantageous, hedge its interest rate risk using financial instruments. The Operating Partnership is not subject to foreign currency risk.

       The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with either a long-term fixed rate debt offering, long term mortgage debt, equity offerings or through sales or partial sales of assets.

       The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2003, the Operating Partnership had certain derivatives outstanding related to the Operating Partnership's January 2004 issuance of senior unsecured notes. At December 31, 2003 the fair value of these instruments reasonably approximated their carrying value.

       The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

      The following table sets forth the Operating Partnership's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2003 (dollars in thousands):

                                          For the Year Ended December 31
                          -------------------------------------------------------
                             2004        2005        2006        2007      2008     Thereafter    Total (1)       F M V
                          ------------------------------------------------------------------------------------------------
Long term debt:
     Fixed rate.......... $ 112,853     $ 32,440    $143,398   $271,508    $9,989    $651,447    $1,221,635     $1,306,303
     Weighted average
       interest rate.....     7.41%        6.90%       7.37%      7.14%     7.23%       7.32%         7.28%
     Variable rate....... $      --     $169,000    $     --   $     --    $   --    $     --    $  169,000     $  169,000
     Weighted average
       interest rate.....       --%        2.86%         --%        --%       --%         --%         2.86%

(1) Includes aggregate unamortized issuance discounts of approximately $555,000 on the senior unsecured notes issued during March 1999 and June 2002, which are due at maturity.

      In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $1.7 million annual increase in interest expense based on $169 million of variable rate debt outstanding at December 31, 2003.

      The following table sets forth the Operating Partnership's mortgage notes and notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2003 (dollars in thousands):

                                          For the Year Ended December 31
                            ----------------------------------------------------------
                               2004         2005          2006        2007        2008   Thereafter    Total (1)     F M V
                            -----------------------------------------------------------------------------------------------
Mortgage notes
   and notes receivable:
   Fixed rate............   $21,500        $    --        $ --      $16,990       $ --      $ --        $38,490     $39,368
   Weighted average
      interest rate......    10.85%            --%         --%        12.0%        --%       --%         11.36%

   Variable rate..........  $    --        $15,000        $ --      $    --       $ --      $ --        $15,000     $15,000
   Weighted average
      interest rate.......      --%         13.43%         --%          --%        --%       --%         13.43%

   (1)   Excludes interest receivables aggregating approximately $1.5 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Operating Partnership has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Operating Partnership with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Operating Partnership's SEC reports. The Committee meets regularly and reports to the Company's Audit Committee, with the participation of the Company's management, on a quarterly or more frequent basis. Our principal executive and financial officers have evaluated, with the participation of the Company's management, our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation, our principal executive and financial officers concluded that such disclosure controls and procedures are effective.

       There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEMS 10, 11, 12, 13 AND 14

         The Company is the sole managing general partner of the Operating Partnership. All of the Company's business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, 13 and 14 is identical to the information contained in Items 10, 11, 12, 13 and 14 of the Company's Form 10-K, which incorporates by reference information appearing in the Company's Proxy Statement furnished to shareholders in connection with the Company's 2004 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1 and 2)   Financial Statement Schedules

      The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

                                                                                                PAGE
                                                                                                ----
RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Auditors................................................................  75
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002.....................  76
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001..................................................................................  78
Consolidated Statements of Partners' Capital for the years ended December 31,
    2003, 2002, and 2001......................................................................  79
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001..................................................................................  80
Notes to Consolidated Financial Statements....................................................  81
Schedule III - Real Estate and Accumulated Depreciation.......................................  117

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3)       Exhibits

EXHIBIT               FILING
NUMBER              REFERENCE                                      DESCRIPTION
------              ---------                                      -----------
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

      3.9       s      Supplement to the Amended and Restated Agreement of
                       Limited Partnership of the Registrant Establishing the
                       Series C Common Units of Limited Partnership Interest

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

      4.5       n      Form of 6.00% Notes due 2007 of the Registrant

      4.6       d      Note Purchase Agreement for the Senior Unsecured Notes

      4.7       v      Form of 5.15% Notes due 2011 of the Registrant

     10.1       d      Third Amended and Restated Agreement of Limited
                       Partnership of Omni Partners, L.P.

     10.2       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Scott Rechler

     10.3       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Michael Maturo

     10.4       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Jason Barnett

     10.5       w      Employment and Noncompetition Agreement, dated as of
                       July 16, 2001, between the Company and F.D. Rich

     10.6       w      Employment and Noncompetition Agreement, dated as of
                       November 20, 2002, among the Company, Metropolitan
                       Partners LLC and Philip Waterman III

     10.7       a      Purchase Option Agreement relating to 225 Broadhallow
                       Road

     10.8       s      Amended and Restated 1995 Stock Option Plan

     10.9       c      1996 Employee Stock Option Plan

     10.10      b      Ground Leases for certain of the properties

     10.11      s      Amended and Restated 1997 Stock Option Plan

     10.12      d      1998 Stock Option Plan

     10.13      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Scott Rechler

     10.14      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Michael Maturo

     10.15      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Jason Barnett

     10.16      g      Amended and Restated Credit Agreement dated as of
                       August 4, 1999 between Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit
                       Agreement")

     10.17      g      Amended and Restated Credit Agreement dated as of August
                       4, 1999 between Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to the operations of Reckson Service Industries, Inc. ("RSI
                       Credit Agreement")

     10.18      g      Letter Agreement, dated November 30, 1999, amending the
                       RSVP Credit Agreement and the RSI Credit Agreement

     10.19      k      Second Amendment to the Amended and Restated Credit
                       Agreement, dated March 30, 2001, between the Registrant and FrontLine Capital Group

     10.20      l      Loan Agreement, dated as of June 1, 2001, between 1350
                       LLC, as Borrower, and Secore Financial Corporation, as
                       Lender

     10.21      l      Loan Agreement, dated as of July 18, 2001, between
                       Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore
                       Financial Corporation, as Lender

     10.22      h      Operating Agreement dated as of September 28, 2000
                       between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC

     10.23      i      Agreement of Spreader, Consolidation and Modification of
                       Mortgage Security Agreement among Metropolitan 810 7th
                       Ave., LLC, 100 Wall Company LLC and Monumental Life
                       Insurance Company

     10.24      i      Consolidated, Amended and Restated Secured Promissory
                       Note relating to Metropolitan 810 7th Ave., LLC and 100
                       Wall Company LLC

     10.25      m      Amended and Restated Operating Agreement of 919 JV LLC

     10.26      s      Amended and Restated 2002 Stock Option Plan

     10.27      p      Indemnification Agreement, dated as of May 23, 2002,
                       between the Company and Donald J. Rechler*

     10.28      o      Second Amended and Restated Credit Agreement, dated as
                       of December 30, 2002, among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.29      o      Form of Guarantee Agreement to the Second Amended and
                       Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.30      o      Form of Promissory Note to the Second Amended and
                       Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.31      o      First Amendment to Second Amended and Restated Credit
                       Agreement, dated as of January 24, 2003, among the Registrant, JPMorgan Chase Bank, as Administrative Agent for the institutions from time to time party thereto as Lenders and Key Bank, N.A., as New Lender

     10.32      r      Amended and Restated Long-Term Incentive Award
                       Agreement, dated as of March 13, 2003, between the Company and Scott H. Rechler**

     10.33      q      Award Agreement, dated November 14, 2002, between the
                       Company and Scott H. Rechler***

     10.34      q      Award Agreement, dated March 13, 2003, between the
                       Company and Scott H. Rechler****

     10.35      t      Redemption Agreement, dated as of September 10, 2003, by
                       and among the Registrant, Reckson FS Limited Partnership and Rechler Equity Partners I LLC, as transferee

     10.36      t      Property Sale Agreement, dated as of September 10, 2003,
                       by and among the Registrant, Reckson FS Limited
                       Partnership, RCG Kennedy Drive LLC and Rechler Equity
                       Partners II LLC

     10.37      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Donald
                       Rechler

     10.38      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Roger
                       Rechler

     10.39      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Mitchell
                       Rechler

     10.40      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Gregg
                       Rechler

     10.41      t      Amendment Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Scott
                       Rechler

     10.42      u      Purchase and Sale Agreement, dated as of November 10,
                       2003, between Reckson 1185 Avenue of the Americas LLC and
                       1185 Sixth LLC

     12.1              Statement of Ratios of Earnings to Fixed Charges

     14.1       w      Reckson Associates Realty Corp. Code of Ethics and
                       Business Conduct

     21.1              Statement of Subsidiaries

     23.1              Consent of Independent Auditors

     24.1              Power of Attorney (included in Part IV of the Form 10-K)

     31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     32.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

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

(m) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.

(p) Previously filed with the Registrant's Form 10-Q filed with the SEC on November 14, 2002 and incorporated herein by reference.

(q) Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 31, 2003 and incorporated herein by reference.

(r) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(s) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2003 and incorporated herein by reference.

(t) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on September 18, 2003 and incorporated herein by reference.

(u) Previously filed as an exhibit to the Registrant's Form 8-K filed on November 21, 2003 and incorporated herein by reference.

(v) Previously filed as an exhibit to the Registrant's Form 8-K filed on January 21, 2004 and incorporated herein by reference.

(w) Previously filed as an exhibit to the Company's Form 10-K filed on March 9, 2004 and incorporated herein by reference.

*        Each of Scott H. Rechler, Michael Maturo, Jason M. Barnett, John V.N.
         Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Company, dated as of May 23, 2002. Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Company dated as of May 1, 2002. Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Company dated as of February 5, 2004. Elizabeth McCaul has entered into an Indemnification Agreement with the Company dated as of February 25, 2004. These Agreements are identical in all material respects to the Indemnification Agreement for Donald J. Rechler incorporated by reference herein.

** Each of Michael Maturo and Jason M. Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement with the Company, dated as of March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

*** Michael Maturo has been awarded certain rights to shares of Class A Common Stock of the Company, pursuant to Award Agreements dated November 14, 2002. This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

**** Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of Class A Common Stock of the Company, pursuant to Award Agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.

(B)                 REPORTS ON FORM 8-K:

         Reports on Form 8-K

         On October 1, 2003, the Registrant submitted a report on Form 8-K under
         Item 5 thereof in order to describe (i) the restructuring of the capital structure and management of RSVP and (ii) the shareholder litigation concerning the Registrant's proposed sale of its industrial building portfolio.

         On October 22, 2003, the Registrant submitted a report on Form 8-K under Items 2 and 7 thereof in connection with the Registrant's disposition of its industrial building portfolio.

         On November 5, 2003, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing its consolidated financial results for the quarter ended September 30, 2003.

         On November 21, 2003, the Registrant submitted a report on Form 8-K under Items 2, 5 and 7 thereof in connection with (i) disposition of the Registrant's industrial building portfolio and (ii) the acquisition of 1185 Avenue of the Americas.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 8, 2004.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                            By: Reckson Associates Realty Corp.

                       By:     /s/    Scott H. Rechler
                       -------------------------------
                               Scott H. Rechler,
                               Chief Executive Officer, President and Director

         KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., the corporate general partner of the Registrant hereby severally constitute and appoint Scott H. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys-in-fact with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Associates Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2004.

                    Signature                        Title
                    ---------                        -----

/s/ Donald J. Rechler           Chairman of the Board
---------------------------
Donald J. Rechler

/s/ Scott H. Rechler            Chief Executive Officer, President and Director
---------------------------
Scott H. Rechler

/s/ Michael Maturo              Executive Vice President, Treasurer and Chief
---------------------------     Financial Officer (Principal Financial Officer
Michael Maturo                  and Principal Accounting Officer)

/s/ Ronald Menaker              Director
---------------------------
Ronald Menaker

/s/ Peter Quick                 Director
---------------------------
Peter Quick

/s/ John V.N. Klein             Director
---------------------------
John V.N. Klein

/s/ Lewis S. Ranieri            Director
---------------------------
Lewis S. Ranieri

/s/ Conrad D. Stephenson        Director
---------------------------
Conrad D. Stephenson

/s/ Douglas Crocker III         Director
---------------------------
Douglas Crocker III

/s/ Stanley Steinberg           Director
---------------------------
Stanley Steinberg

/s/ Elizabeth McCaul            Director
---------------------------
Elizabeth McCaul

                         REPORT OF INDEPENDENT AUDITORS

To the Partners
Reckson Operating Partnership, L.P.

      We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the index at item 15(a). These financial statements and financial statement schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                     ERNST & YOUNG LLP





New York, New York
February 17, 2004,
except for Note 15,
as to which the date
is March 15, 2004

                       RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                           December 31,
                                                                              ----------------------------------------
                                                                                     2003                 2002
                                                                              -------------------   ------------------
ASSETS
Commercial real estate properties, at cost (Notes 2, 3, 5, and 6)
   Land......................................................................    $       386,501       $      386,747
   Buildings and improvements................................................          2,251,455            2,199,896
Developments in progress:

   Land......................................................................             90,706               92,924
   Development costs.........................................................             68,127               28,311
Furniture, fixtures and equipment............................................             11,338               12,203
                                                                              -------------------   ------------------
                                                                                       2,808,127            2,720,081
        Less accumulated depreciation........................................           (469,642)            (382,022)
                                                                              -------------------   ------------------
                                                                                       2,338,485            2,338,059

Properties and related assets held for sale, net of accumulated depreciation
   (Note 6)..................................................................              6,920              196,954
Investments in real estate joint ventures....................................              5,904                6,116
Investment in mortgage notes and notes receivable (Note 6)...................             54,986               54,547
Cash and cash equivalents (Note 9)...........................................             23,069               30,576
Tenant receivables...........................................................             12,034               12,529
Investments in service companies and affiliate loans and joint ventures
   (Note 8)..................................................................             75,544               78,104
Deferred rents receivable....................................................            113,601               97,145
Prepaid expenses and other assets............................................             35,074               32,577
Contract and land deposits and pre-acquisition costs.........................             20,203                  240
Deferred leasing and loan costs, less accumulated amortization of
   $56,108 and $41,502, respectively.........................................             64,860               65,205
                                                                              -------------------   ------------------

   Total Assets..............................................................    $     2,750,680       $    2,912,052
                                                                              ===================   ==================
LIABILITIES
Mortgage notes payable (Note 2)..............................................    $       721,635       $      733,761
Mortgage notes payable and other liabilities associated with properties held
   for sale..................................................................                333               10,722
Unsecured credit facility (Note 3)...........................................            169,000              267,000
Senior unsecured notes (Note 4)..............................................            499,445              499,305
Accrued expenses and other liabilities.......................................             90,527               85,849
Distributions payable........................................................             28,290               31,575
                                                                              -------------------   ------------------

   Total Liabilities.........................................................          1,509,230            1,628,212
                                                                              -------------------   ------------------

Minority interests in consolidated partnerships..............................            233,070              242,934
                                                                              -------------------   ------------------

Commitments and contingencies (Notes 9, 10, and 13)..........................                 --                   --

PARTNERS' CAPITAL (Note 7)

Preferred Capital, 10,854,162 units outstanding..............................            281,690              281,690
General Partners Capital:
   Class A common units, 58,275,367 and 48,246,083 units outstanding,
      respectively...........................................................            682,172              478,121
   Class B common units, 0 and 9,915,313 units outstanding, respectively.....                 --              209,675
Limited Partners Capital:
   Class A common units, 3,084,713 and 7,276,224 units issued and
      outstanding, respectively..............................................             38,613               71,420
   Class C common units, 465,845 and 0 units issued and outstanding,
      respectively...........................................................              5,905                   --
                                                                              -------------------   ------------------

   Total Partners Capital....................................................          1,008,380            1,040,906
                                                                              -------------------   ------------------

      Total Liabilities and Partners Capital.................................    $     2,750,680       $    2,912,052
                                                                              ===================   ==================



                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)

                                                                       For the year ended December 31,
                                                          ----------------------------------------------------------
                                                                2003                  2002               2001
                                                          ------------------   -------------------  ----------------
REVENUES (Note 10):
Property operating revenues:
     Base rents.....................................          $     385,225         $     395,308      $    392,824
     Tenant escalations and reimbursements..........                 60,556                55,441            54,739
                                                          ------------------   -------------------  ----------------
Total property operating revenues...................                445,781               450,749           447,563
Interest income on mortgage notes and notes
receivable (including $3,865, $4,287and
   $4,196, respectively from related parties).......                  6,568                 6,279             6,238
Investment and other income (including $0, $85
   and $5,164, respectively from related parties)...                 17,933                 1,041            14,004
                                                          ------------------   -------------------  ----------------

    Total revenues..................................                470,282               458,069           467,805
                                                          ------------------   -------------------  ----------------
EXPENSES:
Property operating expenses.........................                180,411               163,031           155,977
Marketing, general and administrative...............                 32,746                29,214            24,289
Interest............................................                 82,487                83,309            82,624
Restructure charges - net (Note 7)..................                 11,580                    --                --
Depreciation and amortization.......................                109,239               102,444            92,178
                                                          ------------------   -------------------  ----------------

       Total expenses...............................                416,463               377,998           355,068
                                                          ------------------   -------------------  ----------------
Income before distributions to preferred unit
   holders, minority interests, equity in earnings
   of real estate joint ventures and service
   companies, gain on sales of real estate,
   valuation reserves and discontinued operations...                 53,819                80,071           112,737
Minority partners' interest in consolidated
   partnerships ....................................                (17,972)              (18,730)          (15,975)
Equity in earnings of service companies and real
   estate joint ventures (including $0, $465 and
   $1,450, respectively from related parties).......                     30                 1,113             2,087
Gain on sales of real estate (Note 6)...............                     --                   537            20,173
Valuation reserves on investments in affiliate
   loans and joint ventures and other investments
   (Note 8).........................................                     --                    --          (166,101)
                                                          ------------------   -------------------  ----------------
Income (loss) before discontinued operations and
   distributions to preferred unitholders...........                 35,877                62,991           (47,079)
Discontinued operations:
      Income from discontinued operations...........                 16,058                16,452            11,113
      Gain on sales of real estate..................                126,789                 4,895               ---
                                                          ------------------   -------------------  ----------------

Net income (loss)...................................                178,724                84,338           (35,966)
Preferred unit distributions........................                (22,360)              (23,123)          (23,977)
                                                           -----------------    ------------------    --------------

Net income (loss) allocable to common unitholders...          $     156,364         $      61,215      $    (59,943)
                                                           =================    ==================    ==============
Net income (loss) allocable to:
   Class A common units.............................          $     137,996         $      48,286      $    (47,283)
   Class B common units.............................                 17,288                12,929           (12,660)
       Class C common units.........................                  1,080                    --                --
                                                           -----------------    ------------------    --------------
Total...............................................          $     156,364         $      61,215      $    (59,943)
                                                           =================    ==================    ==============

                      RECKSON OPERATING PARTNERSHIP, L. P.
               CONSOLIDATED STATEMENTS OF OPERATIONS - (continued)
                        (IN THOUSANDS, EXCEPT UNIT DATA)

Net income (loss) per weighted average units:
   Class A common...................................        $        .18          $       .54            $      (1.29)
   Gain on sales of real estate.....................                  --                  .01                     .28
   Discontinued operations..........................                2.29                  .30                     .16
                                                       -----------------    ------------------    -------------------
   Net income (loss) per Class A common.............        $       2.47          $        85            $       (.85)
                                                       =================    ==================    ===================

   Class B common...................................        $        .39          $       .83            $      (1.88)
   Gain on sales of real estate.....................                  --                  .01                     .42
   Discontinued operations..........................                1.55                  .44                     .23
                                                       -----------------    ------------------    -------------------
   Net income (loss) per Class B common.............        $       1.94          $      1.28            $      (1.23)
                                                       =================    ==================    ===================

Class C common.....................................         $        .09          $        --            $         --
Gain on sales of real estate.......................                   --                   --                      --
Discontinued operations............................                 5.65                   --                      --
                                                       -----------------    ------------------    -------------------
Net income (loss) per Class C common...............         $       5.74          $        --            $         --
                                                       =================    ==================    ===================
Weighted average common units outstanding:
   Class A common...................................          55,786,000           57,059,000              55,773,000
   Class B common...................................           8,910,000           10,122,000              10,284,000
   Class C common...................................             188,000                   --                      --










                (see accompanying notes to financial statements)

                      RECKSON OPERATING PARTNERSHIP, L. P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                  General Partners' Capital                Limited Partners' Capital
                                        -------------------------------------------- --------------------------------
                                          Preferred       Class B       Class A    Class A Common   Class C          Total
                                           Capital     Common units   Common units     units      Common units  Partners'Capital
                                        -------------- ------------- ------------- -------------- ------------- ----------------
Balance January 1, 2001...............     $   313,126    $  270,118   $   575,570   $     97,353    $       --    $  1,256,167
Net loss..............................              --       (12,660)      (41,253)        (6,030)           --         (59,943)
Contributions.........................              --            --        82,821         18,745            --         101,566
Distributions.........................              --       (26,030)      (81,142)       (12,604)           --        (119,776)
Retirement / redemption of units
   (Note 7)...........................         (11,553)           --        15,421        (15,577)           --         (11,709)
                                        -------------- ------------- ------------- -------------- ------------- ---------------
Balance December 31, 2001.............         301,573       231,428       551,417         81,887            --       1,166,305
Net income............................              --        12,929        41,604          6,682            --          61,215
Contributions.........................              --            --        26,227          2,473            --          28,700
Distributions.........................              --       (26,250)      (84,365)       (12,449)           --        (123,064)
Retirement / redemption of units
   (Note 7)...........................         (19,883)       (8,432)      (56,762)        (7,173)           --         (92,250)
                                        -------------- ------------- ------------- -------------- ------------- ---------------
Balance December 31, 2002.............         281,690       209,675       478,121         71,420            --       1,040,906
Net income............................              --        17,288       124,966         13,030         1,080         156,364
Contributions.........................              --            --        17,602             --            --          17,602
Issuance of OP Units..................              --            --       203,833          6,008         5,172         215,013
Distributions.........................              --       (23,130)      (83,367)       (11,656)         (347)       (118,500)
Retirement / redemption of units
   (Note 7)...........................              --      (203,833)      (58,983)       (40,189)           --        (303,005)
                                        -------------- ------------- ------------- -------------- ------------- ---------------
Balance December 31, 2003.............     $   281,690    $       --   $   682,172   $     38,613    $    5,905    $  1,008,380
                                        ============== ============= ============= ============== ============= ===============



                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the year ended December 31,
                                                                             -------------------------------------------------------
                                                                                  2003               2002                2001
                                                                             ----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)..........................................................     $    178,724             84,338             (35,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations)....          116,633            112,341             102,931
      Write off of deferred loan costs.....................................               --              2,602               2,898
      Minority partners' interests in consolidated partnerships............           17,972             18,730              15,975
      Gain on sales of real estate, securities and mortgage repayment......         (126,789)            (4,804)            (20,173)
      Valuation reserves on investments in affiliate loans and joint
      ventures and other investments.......................................               --                 --             166,101
      Equity in earnings of real estate joint ventures and service
         companies.........................................................              (30)            (1,113)             (2,087)
Changes in operating assets and liabilities:
      Deferred rents receivable............................................           (6,444)           (26,277)            (38,186)
      Prepaid expenses and other assets....................................           (5,225)             4,354              (4,869)
      Tenant and affiliate receivables.....................................            1,919             (4,417)              1,878
      Accrued expenses and other liabilities...............................          (15,582)            10,346                 342
                                                                             ----------------   ----------------    ----------------
Net cash provided by operating activities..................................          161,178            196,100             188,844
                                                                             ----------------   ----------------    ----------------
CASH FLOWS FROM INVESTMENT ACTIVITIES:
      Purchases of commercial real estate properties.......................          (40,500)                --                  --
      Increase in contract and land deposits and pre-acquisition costs.....          (20,000)                --              (3,267)
      Increase in mortgage notes receivable................................          (15,000)                --                  --
      Additions to developments in progress................................          (24,391)           (41,896)             (8,260)
      Additions to commercial real estate properties.......................          (43,341)           (48,052)           (152,074)
      Payment of deferred leasing costs....................................          (16,086)           (16,414)            (10,513)
      Distributions from investments in real estate joint ventures.........              243                276                  82
      Acquisition of controlling interests in service companies............               --               (122)                 --
      Additions to furniture, fixtures and equipment.......................             (196)            (2,414)               (635)
      Investments in affiliate joint ventures..............................               --                 --             (25,056)
      Proceeds from redemption of preferred securities.....................               --              1,528              35,700
      Proceeds from sales of real estate, securities and mortgage note
         receivable repayments.............................................          268,757             22,022              76,503
                                                                             ----------------   ----------------    ----------------
Net cash  provided by (used in) investing activities.......................          109,486            (85,072)            (87,520)
                                                                             ----------------   ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from secured borrowings.....................................               --                 --             325,000
      Principal payments on secured borrowings.............................          (12,300)           (11,065)           (302,894)
      Proceeds from issuance of senior unsecured notes, net of issuance
         costs.............................................................               --             49,432                  --

      Payment of loan and equity issuance costs............................             (156)            (1,568)             (6,252)
      Investments in affiliate loans and service companies.................               --                 --             (14,227)
      Proceeds from unsecured credit facility..............................          132,000            158,000             153,000
      Principal payments on unsecured credit facility......................         (230,000)          (162,600)            (98,000)
      Contributions .......................................................            1,028              6,310               2,813
      Contributions by minority partners in consolidated partnerships......               --              1,343             101,832
      Distributions to minority partners in consolidated partnerships......          (22,189)           (20,051)            (16,458)
      Distributions........................................................         (142,016)          (147,334)           (139,568)
      Retirement of OP Units...............................................           (4,538)           (74,692)             (1,421)
                                                                             ----------------   ----------------    ----------------
Net cash (used in) provided by financing activities........................         (278,171)          (202,225)              3,825
                                                                             ----------------   ----------------    ----------------
Net increase (decrease) in cash and cash equivalents.......................           (7,507)           (91,197)            105,149
Cash and cash equivalents at beginning of period...........................           30,576            121,773              16,624
                                                                             ----------------   ----------------    ----------------
Cash and cash equivalents at end of period.................................     $     23,069     $       30,576      $      121,773
                                                                             ================   ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for interest, including interest
         capitalized.......................................................     $     97,644     $       98,083      $      105,087
                                                                             ================   ================    ================





                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

1.    DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

         Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the "Company"), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust ("REIT"). The Operating Partnership and the Company, collectively, the "Company" were formed for the purpose of continuing the commercial real estate business of Reckson Associates, its affiliated partnerships and other entities.

      The Operating Partnership is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and to a lesser extent industrial buildings and also owns land for future development (collectively, the "Properties") located in the New York City tri-state area (the "Tri-State Area").

ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

      The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an Initial Public Offering (the "IPO") and commenced operations.

      The Company became the sole general partner of the Operating Partnership by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of the management and construction companies. The Company's ownership percentage in the Operating Partnership was approximately 94.2% and 89.5% at December 31, 2003 and 2002, respectively.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The operating results of Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction Group, Inc. (collectively, the "Service Companies"), in which the Operating Partnership owned a 97% non-controlling interest are reflected in the accompanying financial statements on the equity method of accounting through September 30, 2002. On October 1, 2002, the Operating Partnership acquired the remaining 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. As a result, the Operating Partnership commenced consolidating the operations of the Service Companies. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of an eight property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate

      Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and / or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

      Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense, net of discontinued operations, for each of the three years ended December 31, 2003 amounted to approximately $65.6 million, $67.0 million and $63.7 million, respectively.

      The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.

      Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

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

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Company adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Company. The adoption of Statement No. 144 does not have an impact on net income (loss) allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold during the period within the consolidated statements of operations. In accordance with the provisions of Statement No. 144, the Company allocated approximately $7.6 million, $7.3 million and $12.7 million of its unsecured corporate interest expense to discontinued operations for the three annual periods ended December 31, 2003, respectively. Such allocation was based upon the Company's weighted average interest rate incurred under its unsecured credit facility which was applied to the portion of the proceeds received from its asset sales as if such asset sales occurred at the beginning of each reported period.

         On July 1, 2001 and January 1, 2002, the Company adopted FASB Statement No.141 "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market / economic conditions that may affect the property. If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Cash Equivalents

      The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      Tenant's lease security deposits aggregating approximately $4.9 million and $5.6 million at December 31, 2003 and 2002, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

Deferred Costs

      Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

      Costs incurred in connection with equity offerings are charged to stockholders' equity when incurred.

Income Taxes

      No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Revenue Recognition & Accounts Receivable

      Minimum rental revenue is recognized on a straight-line basis over the term of a lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

      The Company makes estimates of the collectibility of its accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Company's net income, because a higher bad debt reserve results in less net income.

      The Company incurred approximately $4.7 million and $6.3 million of bad debt expense for the years ended December 31, 2003 and 2002, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the period.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company records interest income on investments in mortgage notes and notes receivable on an accrual basis of accounting. The Company does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Company considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

      Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Company having no substantial continuing involvement with the buyer.

Net Income (Loss) Per Common Partnership Unit

    Net income (loss) per Class A common partnership unit, Class B Common partnership unit and Class C common partnership unit is determined by allocating net income (loss) after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Distributions to Preferred Unit Holders

          Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Derivative Instruments

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which became effective January 1, 2001, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income ("OCI") until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Extinguishment of Debt

         In April 2002, the FASB issued Statement No. 145, ("Statement No. 145"), which rescinded Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company adopted Statement No. 145 on January 1, 2003. As a result of the adoption of Statement No. 145, previously reported extraordinary losses resulting from the write-off of certain deferred loan costs related to debt refinancings reported in 2002 and 2001 have been reclassed to interest expense on the accompanying consolidated statements of operations. Such amounts, totaled approximately $2.6 million and $2.9 million, respectively. The adoption of Statement No. 145 does not have an impact on net income (loss). Statement No. 145 only impacts the presentation of the results of operations within the consolidated statements of operations.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the results of operations or the financial position of the Company.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in variable interest entities created before February 1, 2003, which were non-special purpose entities. Management has not yet determined whether any of its consolidated or unconsolidated subsidiaries represent VIEs pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

      In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of Statement No. 150 did not have a material effect the Company's financial position or results of operations.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    MORTGAGE NOTES PAYABLE

      At December 31, 2003, there were 14 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $721.6 million. These mortgage notes are secured by properties with an aggregate carrying value at December 31, 2003 of approximately $1.5 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $44.0 million of the $721.6 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2005 and 2027. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2003, 2002 and 2001 were approximately 7.2%, 7.3% and 7.3%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

       The following table sets forth the Company's mortgage notes payable at December 31, 2003, by scheduled maturity date (dollars in thousands):

                                                     Principal         Interest         Maturity         Amortization
Property                                            Outstanding          Rate             Date           Term (Years)
-----------------------------------------------    --------------     -----------    ---------------     --------------
395 North Service Road, Melville, NY                  $   19,301           6.45%      October, 2005      $34 per month
200 Summit Lake Drive, Valhalla, NY                       18,937           9.25%      January, 2006           25
1350 Avenue of the Americas, NY, NY                       73,779           6.52%         June, 2006           30
Landmark Square, Stamford, CT (a)                         44,029           8.02%      October, 2006           25
100 Summit Lake Drive, Valhalla, NY                       17,718           8.50%        April, 2007           15
333 Earle Ovington Blvd., Mitchel Field, NY (b)           52,869           7.72%       August, 2007           25
810 Seventh Avenue, NY, NY (e)                            81,314           7.73%       August, 2009           25
100 Wall Street, NY, NY (e)                               35,236           7.73%       August, 2009           25
6800 Jericho Turnpike, Syosset, NY                         7,229           8.07%       July 1, 2010           25
6900 Jericho Turnpike, Syosset, NY                        13,696           8.07%       July 1, 3010           25
580 White Plains Road, Tarrytown, NY                      12,476           7.86%    September, 2010           25
919 Third Avenue, NY, NY (c)                             244,047          6.867%       August, 2011           30
One Orlando Center, Orlando, FL (d)                       37,759           6.82%     November, 2027           28
120 West 45th Street, NY, NY (d)                          63,245           6.82%     November, 2027           28
                                                   --------------
Total / Weighted average                              $  721,635           7.24%
                                                   ==============

------------------------
    (a) Encompasses six Class A office properties.
    (b) The Company has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.7 million.
    (c) The Company has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $124.5 million.
    (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. Treasury obligations with a term of fifteen years plus 2% per annum. The Company has the ability to prepay the loan at that time. In addition, these properties are cross-collateralized.
    (e) These properties are cross-collateralized.

      In addition, the Company has a 60% interest in an unconsolidated joint venture property. The Company's pro rata share of the mortgage debt at December 31, 2003 is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Company's share of the mortgage debt will be approximately $6.9 million.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2003, are as follows (in thousands):

                              Scheduled principal     Due at maturity      Total
                              -------------------     ---------------      -----
       2004................          $     12,853          $       --     $    12,853
       2005................                13,887               18,553         32,440
       2006................                13,478              129,920        143,398
       2007................                10,969               60,539         71,508
       2008................                 9,989                   --          9,989
       Thereafter..........               105,178              346,269        451,447
                              --------------------    -----------------  -------------
                                     $    166,354          $   555,281    $   721,635
                              ====================    =================  =============

3.    UNSECURED CREDIT FACILITY

      The Company currently has a three year $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. At December 31, 2003, borrowings under the Credit Facility were priced off LIBOR plus 120 basis points and the Credit Facility carried a facility fee of 30 basis points per annum. On January 28, 2004, the Company received an investment grade rating on its senior unsecured debt from Fitch ratings of BBB-. This rating along with the Company's existing investment grade rating of BBB- from Standard & Poors, resulted in the pricing on outstanding borrowings to decrease to LIBOR plus 90 basis points and the facility fee to decrease to 20 basis points per annum. In the event of a change in the Operating Partnership's senior unsecured credit rating the interest rates and facility fee are subject to change. At December 31, 2003, the outstanding borrowings under the Credit Facility aggregated $169 million and carried a weighted average interest rate of 2.86% per annum.

      The Company utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2003, the Company had availability under the Credit Facility to borrow approximately an additional $331 million subject to compliance with certain financial covenants.

      The Company capitalized interest incurred on borrowings to fund certain development projects in the amount of $8.0 million, $8.3 million and $10.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

4.    SENIOR UNSECURED NOTES

      As of December 31, 2003, the Operating Partnership had outstanding approximately $499.4 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                                        FACE                COUPON
          ISSUANCE                     AMOUNT                RATE                 TERM               MATURITY
------------------------------     ----------------   -------------------    ---------------    --------------------
March 26, 1999                        $100,000              7.40%                5 years          March 15, 2004
June 17, 2002                         $ 50,000              6.00%                5 years          June 15, 2007
August 27, 1997                       $150,000              7.20%               10 years          August 28, 2007
March 26, 1999                        $200,000              7.75%               10 years          March 15, 2009

      Interest on the senior unsecured notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, the Senior Unsecured Notes issued on March 26, 1999 and June 17, 2002 was issued at aggregate discounts of $738,000 and $267,500, respectively. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

      On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Company entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Company incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

5.    LAND LEASES, AIR RIGHTS AND OPERATING LEASES

      The Company leases, pursuant to noncancellable operating leases, the land on which eleven of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Company, expire between 2006 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases. The excess of amounts recognized over amounts contractually due was approximately $3.2 million and $3.3 million at December 31, 2003 and 2002, respectively. These amounts are included in accrued expenses and other liabilities on the accompanying balance sheets.

      In addition, the Company, through the acquisition of certain properties, is subject to an air rights lease agreement. This lease agreement has a term expiring 2048, including renewal options.

      Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space. These operating leases expire 2009.

      Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):


  Year ended December 31,                         Land Leases           Air Rights (1)      Operating Leases
  ----------------------------------------    --------------------     -----------------   -------------------
  2004....................................         $        2,993          $        333         $        785
  2005....................................                  2,995                   333                  813
  2006....................................                  2,961                   333                  842
  2007....................................                  2,888                   333                  870
  2008....................................                  2,888                   333                  370
  Thereafter..............................                 47,309                 3,680                   --
                                              --------------------     -----------------   -------------------
                                                   $       62,034          $      5,345         $      3,680
                                              ====================     =================   ===================

(1) Excludes approximately $453,000 in aggregate payments due under a Long Island office property which was sold in January 2004.

      In addition, aggregate expense contractually due under the Company's land leases, air rights and operating leases for each of the three years ended December 31, 2003 amounted to $3.4 million, $3.5 million and $4.9 million.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.    COMMERCIAL REAL ESTATE INVESTMENTS

      As of December 31, 2003, the Company owned and operated 77 office properties (inclusive of 10 office properties owned through joint ventures) comprising approximately 13.7 million square feet, 11 industrial properties comprising approximately 1.0 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

         The Company also owns approximately 313 acres of land in 12 separate parcels of which the Company can develop approximately 3.0 million square feet of office space. The Company is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2003, the Company had invested approximately $116.8 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. The Company has capitalized approximately $10.0 million for the year ended December 31, 2003 related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Company entered into contracts to sell two land parcels aggregating approximately 128 acres of its land holdings located in New Jersey. The contracts provided for aggregate sales prices ranging from $23 million to $43 million. These sales are contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sales will be based upon the number of residential units permitted by the rezoning. The aggregate cost basis of these assets at December 31, 2003 was approximately $11.8 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 9 to 33 months. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Company anticipates to initially receive approximately $1.8 million. The Company's cost basis in this land parcel at December 31, 2003 was approximately $1.4 million. The Company is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Company will be successful in obtaining any such additional consideration.

           The Company holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Company currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Company holds a $15 million participating interest in a $30 million junior mezzanine note loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 13.43%, and the borrower has the right to extend for three additional one-year periods. The Company also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note, the Mezz Note, the "Note Receivable Investments").

      As of December 31, 2003, management has made subjective assessments as to the underlying security value on the Company's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Company's Note Receivable Investments. Based on these assessments the Company's management believes there is no impairment to the carrying value related to the Company's Note Receivable Investments. The Company also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Company's initial New York City portfolio acquisition. This property is cross-collateralized under a $101.0 million mortgage note payable along with one of the Company's New York City buildings. The Company has the right to prepay this note in November 2004, prior to its maturity.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.    COMMERCIAL REAL ESTATE INVESTMENTS (CONTINUED)

      The Company also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages - the remaining 40% interest is owned by JAH Realties L.P. Jon Halpern, a director of HQ Global Workplaces, is a partner in JAH Realties, L.P. As of December 31, 2003, the 520JV had total assets of $19.8 million, a mortgage note payable of $12.0 million and other liabilities of $185,000. The Company's allocable share of the 520JV mortgage note payable is approximately $7.9 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. During the second quarter of 2003, HQ Global Workplaces, a tenant of the 520JV surrendered approximately one-third of its premises. As a result, the 520JV incurred a write-off of $633,000 relating to its deferred rents receivable. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Company accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Company's proportionate share of the 520JV income was approximately $30,000, $648,000 and $478,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      During September 2000, the Company formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Company. In August 2003, the Company acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY for approximately $12.4 million. As a result, the Tri-State JV owns eight Class A suburban office properties aggregating approximately 1.4 million square feet. The Company is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the Tri-State JV.

      On December 21, 2001, the Company formed a joint venture with the New York State Teachers' Retirement System ("NYSTRS") (the "919JV") whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which included $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Company. The Company is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Company consolidates the 919JV.

      During February 2003, the Company, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has commenced and is near completion. Net proceeds from the land sale of approximately $18.3 million were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to
Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Company identified and acquired certain qualified replacement properties. In accordance with Statement No. 66, the Company has estimated its book gain on this land sale and build-to-suit transaction to be approximately $22.4 million, of which $18.8 million has been recognized during the year ended December 31, 2003 and is included in investment and other income on the Company's statement of operations. Approximately $3.6 million is estimated to be earned in 2004 as the development is completed.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

6.    COMMERCIAL REAL ESTATE INVESTMENTS  (CONTINUED)

      On May 22, 2003, the Company, through Reckson Construction Group, Inc., acquired two industrial redevelopment properties in Hauppauge, Long Island encompassing approximately 100,000 square feet for total consideration of approximately $6.5 million. On August 27, 2003, the Company, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 275 Broadhollow Road, Melville, NY, from the Company's joint venture partner, TIAA, for approximately $12.4 million. These acquisitions were financed from the sales proceeds being held by the aforementioned qualified intermediary and the properties acquired were qualified replacement properties. As a result of these acquisitions, the Company successfully completed the exchange of real property pursuant to Section 1031 and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the land sale to First Data Corp. Two of the qualified replacement properties were subsequently contracted for sale as part of the Company's Long Island industrial building portfolio sale. There can be no assurances that the Company will identify or acquire additional qualified replacement properties in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million.

      On August 7, 2003, the Company acquired a ten story, 181,800 square foot Class A office property located in Stamford, Connecticut. This acquisition was financed, in part, through an advance under the Company's unsecured credit facility of $21.6 million and the issuance of 465,845 Class C OP Units valued at $24.00 per unit. In accordance with FASB Statement No. 141 "Business Combinations", the Company allocated and recorded a net deferred intangible lease asset of approximately $1.5 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income and such amortization amounted to approximately $331,000 during the 2003 period of ownership. In addition, amortization expense on the value of lease origination costs was approximately $114,000 during the 2003 period of ownership. At acquisition, there were 16 in-place leases aggregating approximately 136,000 square feet with a weighted average remaining lease term of approximately 21 months.

      On September 5, 2003, the Company acquired the Mezz Note which is comprised of three tranches based upon priority: a $14 million A tranche, a $14 million B tranche and a $2 million C tranche. The Company acquired a 25% interest in the A tranche, a 75% interest in the B tranche and a 50% interest in the C tranche. Interest is payable on the tranches at 9.5%, 12.5% and 12.5%, respectively, over the greater of one month LIBOR or 1.63%. As a result, the minimum weighted average interest rate accruing to the Company is 13.43% per annum. In addition, as part of the Company's participation it received a 1% origination fee amounting to $150,000. Such fee is being recognized over a three-year period.

      In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Company's Credit Facility. Two of the remaining three properties, which are subject to transfer pursuant to Section 1031 of the Code, are anticipated to close during 2004. There can be no assurances that the Company will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Company would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Company may not dispose of this property as a part of the Disposition. Management believes that if the Company were to continue to hold this property the cost to address the environmental issues would not have a material adverse effect on the Company, but there can be no assurance in this regard. The three remaining properties aggregate approximately $7.1 million of the $315.5 million sales price. In addition, four of the five remaining options granted to the Company at the time of the Company's IPO to purchase interests in properties owned by Rechler family members (including three properties in which the Rechler family members hold non-controlling interests and one industrial property) were terminated along with management contracts relating to three of such properties (See Note 8).

      On November 24 2003, the Company sold a 181,000 square foot office property located on Long Island for approximately $24.4 million. Net proceeds from the sale were used to pay outstanding borrowings under the Credit Facility.

      In January 2004, the Company sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured Credit Facility.

      In January 2004, the Company acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York City for $321 million. In connection with this acquisition, the Company assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

      In February 2004, the Company signed a contract to sell a 175,000 square foot office building located on Long Island for approximately $30 million of which the Company owns a 51% interest. Net proceeds from the sale are anticipated to be used to pay outstanding borrowings under the Credit Facility.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

7.    PARTNERS' CAPITAL

     The following table sets forth the Operating Partnership's annual distribution rates and distributions paid on each class of its common and preferred units for each of the years ended December 31:

                                                            2003               2002                 2001
                                                      --------------    ----------------    -----------------
Class A common unit:
      Distribution rate.......................            $  1.698           $   1.698           $   1.621
                                                      ==============    ================    =================
      Distributions paid (in thousands).......            $ 93,641           $  97,552           $  90,030
                                                      ==============    ================    =================
Class B common unit:
      Distribution rate.......................            $  2.588           $   2.593           $   2.498
                                                      ==============    ================    =================
      Distributions paid (in thousands).......            $ 25,665           $  26,423           $  25,692
                                                      ==============    ================    =================
Class C common unit:
      Distribution rate.....................(1)           $    .28           $      --           $      --
                                                      ==============    ================    =================
      Distributions paid (in thousands)........           $    130           $      --           $      --
                                                      ==============    ================    =================
Series A preferred unit:
      Distribution rate........................           $  1.906           $   1.906           $   1.906
                                                      ==============    ================    =================
      Distributions paid (in thousands)........           $ 16,842           $  17,524           $  17,524
                                                      ==============    ================    =================
Series B preferred unit:
      Distribution rate........................           $  2.213           $   2.213           $   2.171
                                                      ==============    ================    =================
      Distributions paid (in thousands).......            $  4,425           $   4,425           $   4,300
                                                      ==============    ================    =================

--------------------------
   (1) Based on a current annual distribution rate of approximately $1.87 per unit. These OP Units were issued on August 7, 2003.

    On January 1, 2003, the Company had issued and outstanding 9,915,313 shares of Class B Exchangeable Common Stock, par value $.01 per share (the "Class B common stock"). The shares of Class B common stock were exchangeable at any time, at the option of the holder, into an equal number of shares of Class A common stock, subject to customary antidilution adjustments. The Company, at its option, could have redeemed any or all of the Class B common stock in exchange for an equal number of shares of the Company's Class A common stock at any time following November 23, 2003.

     On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange all of its Class B common stock outstanding on November 25, 2003 for an equal number of shares of Class A common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share, which was paid on January 12, 2004. The payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of Class A common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the Class A common stock to holders of record on October 14, 2003 in the amount of $.2585 per share, which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly Class A common stock dividend rate of $.4246 per share. As a result, the Company has declared dividends through November 25, 2003 to all holders of Class A common stock and Class B common stock. The Board of Directors also declared the Class A common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of Class A common stock on January 2, 2004, giving effect to the exchange transaction, received a Class A common stock dividend in the amount of $.1661 per share, on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly Class A common stock dividend rate of $.4246 per share.

       The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's Class A common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. During the year ended December 31, 2003, under this buy-back program, the Company purchased 252,000 shares of Class A common stock at an average price of $18.01 per Class A share for an aggregate purchase price of approximately $4.5 million.

       The Board of Directors of the Company has formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities. On October 14, 2002, the Company purchased and retired 357,500 shares of its Series A preferred stock at $22.29 per share for approximately $8.0 million. As a result of this purchase, annual preferred dividends decreased by approximately $682,000.

      As of December 31, 2003, the Company had issued and outstanding two million shares of 8.85% Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows: (i) on or after March 2, 2002 to and including June 2, 2003, at an amount which provides an annual rate of return in respect to such share of 15%, (ii) on or after June 3, 2003 to and including June 2, 2004, $25.50 per share and (iii) on or after June 3, 2004 and thereafter, $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's Class A common stock at a price of $26.05 per share. In January 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its Class A common stock. As a result of this redemption, based on current common dividend rates, net dividends will decrease by approximately $1.1 million.

       On August 7, 2003, in conjunction with the Company's acquisition of a Class A office property located in Stamford, Connecticut it issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units are substantially identical to the Class A OP Units except that the Class C OP Units will receive an initial annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company's Class A common stock.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio to the departing Rechler family members, the Company redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, during the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

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

       During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. In May 2001, a minority partner that owned an $85 million preferred equity investment in Metropolitan converted its preferred equity investment into 3,453,881 shares of the Company's Class A common stock based on a conversion price of $24.61 per share. As a result of the minority partner's conversion of their preferred equity investment, the Company owns 100% of Metropolitan.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio and the settlement of the employment contracts of the departing Rechler family members, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company's historical LTIP program were transferred to the purchaser and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689, or 100%, of their 2002 Rights and their 2003 Rights were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company's March 2003 LTIP, each received 8,681 shares of the Company's Class A common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, if the Company attains its annual performance measure in March 2004, these individuals will also be entitled to each receive 26,041 shares of Class A common stock representing the balance of the annual core award as if they had remained in continuous employment with the Company. The remainder of their core awards, aggregating 208,334 shares of Class A common stock, was forfeited. The Company also incurred additional restructure charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructure charges of approximately $12.5 million were mitigated by a $972,000 fee from the departing Rechler family members related to the termination of the Company's option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling interest (see Note 8).

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its Class A common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 264,144 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $3.1 million and $4.5 million of compensation expense was recorded for the years ended December 31, 2003 and 2002, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      The outstanding stock loan balances due from executive and senior officers aggregated approximately $5.6 million and $17.0 million at December 31, 2003 and December 31, 2002, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2003 and December 31, 2002 amounted to approximately $2.9 million and $2.0 million, respectively, primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

      In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's Class A common stock and the 2003 Rights aggregate 60,760 shares of Class A common stock. As of December 31, 2003, and giving effect to the settlement of the employment contracts of certain executive officers, there remains 47,126 shares of Class A common stock related to the 2002 Rights and 26,040 shares of Class A common stock related to the 2003 rights. During the year ended December 31, 2003, the Company recorded approximately $855,000 of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations.

      In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,384,102 shares of its Class A common stock under its existing stock option plans in connection with the core award of this LTIP for twelve of its executive and senior officers. During May 2003, two of the Company's executive officers waived these awards under this LTIP in their entirety, which aggregated 277,778 shares or 20% of the core awards granted. In addition, the special outperformance awards of the LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. As of December 31, 2003 and giving effect to the settlement of the employment contracts of certain executive officers, there remains 879,858 shares of Class A common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $2.6 million of compensation expense for the year ended December 31, 2003. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

8.  RELATED PARTY TRANSACTIONS

      In connection with the IPO, the Company was granted ten year options to acquire ten properties (the "Option Properties") which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest at a price based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Company for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

      On November 10, 2003, in connection with the Company's sale of its Long Island industrial building portfolio, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

      As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies in which, as of September 30, 2002, the Operating Partnership owned a 97% non-controlling interest. An entity which is substantially owned by certain Rechler family members who are also executive officers of the Company owned a 3% controlling interest in the Service Companies. In order to minimize the potential for corporate conflicts of interests, which became possible as a result of changes to the Code that permit REITs to own 100% of taxable REIT subsidiaries, the independent directors of the Company approved the purchase by the Operating Partnership of the remaining 3% interests in the Service Companies. On October 1, 2002, the Operating Partnership acquired such 3% interests in the Service Companies for an aggregate purchase price of approximately $122,000. Such amount was less than the total amount of capital contributed by the Rechler family members. During the year ended December 31, 2003, Reckson Construction Group, Inc. billed approximately $775,000 of market rate services and Reckson Management Group, Inc. billed approximately $279,000 of market rate management fees to the Remaining Option Properties. In addition, for the year ended December 31, 2003, Reckson Construction Group, Inc. performed market rate services, aggregating approximately $207,000, for a property in which certain former executive officers of the Company maintain an equity interest.

       Reckson Management Group, Inc. leases approximately 28,000 square feet of office and storage space at a Remaining Option Property located at 225 Broad Hollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $ 785,000. The Company had also entered into a short-term license agreement at the property for 6,000 square feet of temporary space, which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

      A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000. Reckson Strategic Venture Partners, LLC ("RSVP") leased 5,144 square feet in one of the Company's joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

      During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine"), and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of December 31, 2003 approximately $109.1 million was funded under the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2003, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

      At December 31, 2001, the Company, pursuant to Section 166 of the Code, charged off for tax purposes $70 million of the aforementioned reserve directly related to the FrontLine Facility, including accrued interest. On February 14, 2002, the Company charged off for tax purposes an additional $38 million of the reserve directly related to the FrontLine Facility, including accrued interest, and $47 million of the reserve directly related to the RSVP Facility, including accrued interest.

      FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

      In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash including proceeds from the disposition of all of the privatization and medical offices assets and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets, which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Company in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

      In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of asset sales by RSVP.

      As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments is approximately $65 million, which was reassessed with no change by management as of December 31, 2003. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

      Scott H. Rechler, who serves as President, Chief Executive Officer and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      In accordance with FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments", management has made the following disclosures of estimated fair value at December 31, 2003 as required by FASB Statement No. 107.

      Cash equivalents, accounts receivable, accounts payable and accrued expenses and variable rate debts are carried at amounts which reasonably approximate their fair values.

      The fair value of the Company's long-term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt, mortgage notes and notes receivable of similar risk and duration. At December 31, 2003, the estimated aggregate fair value of the Company's notes and mortgage notes receivable exceeded their carrying value by approximately $878,000 and the aggregate fair value of the Company's long term debt exceeded its carrying value by approximately $84.7 million.

      Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10.   RENTAL INCOME

      The Company's properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases is generally either subject to scheduled fixed increases or indexed escalations. In addition, the leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above base year costs.

      Expected future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2003 are as follows (in thousands):

           2004...................................     $     365,498
           2005...................................           333,839
           2006...................................           299,722
           2007...................................           268,567
           2008...................................           240,758
           Thereafter.............................         1,269,856
                                                      -------------------
                                                       $   2,778,240
                                                      ===================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

11.    SEGMENT DISCLOSURE

       The Company owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Company's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial / R&D properties located and operated within the Tri-State Area (the "Core Portfolio"). The Company's portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

      The Company does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on the Company's consolidated statements of operations, (iv) the operating results of the Service Companies and (v) restructure charges as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

      The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, amounts reflected have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

      The following tables set forth the components of the Company's revenues and expenses and other related disclosures, as required by FASB Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information", for the years ended December 31 (in thousands):

                                                                                 2003
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and reimbursements...     $       438,684      $        7,097       $       445,781
Other income........................................               3,165              21,336                24,501
                                                     --------------------  ------------------  --------------------
    Total Revenues..................................             441,849              28,433               470,282
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses...................................             176,748               3,663               180,411
Marketing, general and administrative...............              16,078              16,668                32,746
Interest............................................              51,098              31,389                82,487
Restructure charges - net...........................                  --              11,580                11,580
Depreciation and amortization.......................             102,867               6,372               109,239
                                                     --------------------  ------------------  --------------------
    Total Expenses..................................             346,791              69,672               416,463
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests, preferred
    dividends and distributions, equity in
    earnings of real estate joint ventures and
    service companies, gain on sales of real estate
    and discontinued operations.....................     $        95,058      $      (41,239)      $        53,819
                                                     ====================  ==================  ====================
Total assets........................................     $     2,494,769      $      255,911       $     2,750,680

                                                     ====================  ==================  ====================

                                                                                 2002
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and reimbursements ..     $       442,485      $        8,264       $       450,749
Other income........................................                 380               6,940                 7,320
                                                     --------------------  ------------------  --------------------
    Total Revenues..................................             442,865              15,204               458,069
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses...................................             158,713               4,318               163,031
Marketing, general and administrative...............              16,322              12,892                29,214
Interest............................................              44,028              39,281                83,309
Depreciation and amortization.......................              94,167               8,277               102,444
                                                     --------------------  ------------------  --------------------
    Total Expenses..................................             313,230              64,768               377,998
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests, preferred
    dividends and distributions, equity in
    earnings of real estate joint ventures and
    service companies, gain on sales of real
    estate and discontinued operations..............     $       129,635      $      (49,564)      $        80,071
                                                     ====================  ==================  ====================
Total assets........................................     $     2,488,863      $      423,189       $     2,912,052
                                                     ====================  ==================  ====================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

                                                                                 2001
                                                     --------------------------------------------------------------
                                                       Core Portfolio            Other         CONSOLIDATED TOTALS
                                                     --------------------  ------------------  --------------------
REVENUES:
Base rents, tenant escalations and reimbursements...     $       438,307      $        9,256       $       447,563
Other income........................................               4,133              16,109                20,242
                                                     --------------------  ------------------  --------------------
    Total Revenues..................................             442,440              25,365               467,805
                                                     --------------------  ------------------  --------------------
EXPENSES:
Property expenses...................................             153,043               2,934               155,977
Marketing, general and administrative...............              18,155               6,134                24,289
Interest............................................              38,047              44,577                82,624
Depreciation and amortization.......................              84,550               7,628                92,178
                                                     --------------------  ------------------  --------------------
    Total Expenses..................................             293,795              61,273               355,068
                                                     --------------------  ------------------  --------------------
Income (loss) before minority interests, preferred
    dividends and distributions, valuation reserves,
    equity in earnings of real estate joint ventures
    and service companies, gain on sales of real
    estate and discontinued operations..............     $       148,645      $      (35,908)      $       112,737
                                                     ====================  ==================  ====================
Total assets........................................     $     2,569,774      $      429,008       $     2,998,782
                                                     ====================  ==================  ====================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

12.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       Additional supplemental disclosures of non-cash investing and financing activities are as follows:

      On August 7, 2003, the Company issued 465,845 Class C OP Units valued at $24.00 per unit in connection with its acquisition of a Class A office property located in Stamford, Connecticut.

      On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange 100% of its Class B common stock outstanding (9,915,313 shares) on November 25, 2003 for an equal number of shares of its Class A common stock. Such exchange occurred on November 25, 2003.

      On November 10, 2003, as partial consideration for the Company's sale of its Long Island industrial building portfolio to the departing Rechler family members, the Company redeemed and retired, approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per share. In addition, as further consideration, the Company assigned approximately $6.0 million of mortgage indebtedness to the purchaser.

      During the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company's Class A common stock.

      During the year ended December 31, 2002, certain limited partners exchanged approximately 11,303 preferred units of limited partnership interest in the Operating Partnership, with a liquidation preference value of approximately $11.3 million, for 451,934 OP Units at an average price of $24.66 per OP Unit. In addition, certain limited partners exchanged 666,468 OP Units for an equal number of shares of the Company's Class A common stock.

13.   COMMITMENTS AND CONTINGENCIES

      The Company has entered into amended and restated employment and noncompetition agreements with three executive officers. The agreements are for five years and expire on August 15, 2005. The Company has also entered into employment agreements with two additional officers prior to their appointment as executive officers. These agreements expire in July of 2004 and December of 2006, respectively.

      The Company had outstanding undrawn letters of credit against its Credit Facility of approximately $1.0 million at December 31, 2003 and 2002.

      The Company, through its Service Companies, sponsors a defined contribution savings plan pursuant to Section 401(k) of the Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after three months of service. Employer contributions are based on a discretionary amount determined by the Company's management. As of December 31, 2003, the Company has not made any contributions to the plan. Commencing with the calendar year beginning January 1, 2004, the Company has elected to match 50% to eligible participants deferral contribution up to 3% of their annual compensation, as defined, up to an aggregate of $1,000 per employee per year.

      A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. The Company's management believes that the complaints are without merit.

      HQ Global Workplaces, Inc. ("HQ"), one of the largest providers of flexible officing solutions in the world and which was formerly controlled by FrontLine, previously operated eleven executive office centers comprising approximately 205,000 square feet at the Company's properties, including two operated at the Company's joint venture properties. On March 13, 2002, as a result of experiencing financial difficulties, HQ voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code and subsequently rejected three of its leases with the Company and surrendered approximately an additional 20,500 square feet from two other leases. The Company has since re-leased 100% of the rejected space. In September 2003, the Bankruptcy Court approved the assumption and amendment by HQ of its remaining eight leases with the Company. The assumed leases expire between 2007 and 2011, encompass approximately 150,000 square feet and provide for current annual base rents totaling approximately $3.5 million. A committee designated by the Board and chaired by an independent director conducted all negotiations with HQ.

      WorldCom/MCI and its affiliates ("WorldCom"), a telecommunications company, which leased approximately 527,000 square feet in thirteen of the Company's properties located throughout the Tri-State Area voluntarily filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code on July 21, 2002. The Bankruptcy Court granted WorldCom's petition to reject four of its leases with the Company. The four rejected leases aggregated approximately 282,000 square feet and were to provide for contractual base rents of approximately $7.2 million for the 2003 calendar year. The Company has agreed to restructure five of the remaining leases. Pursuant to WorldCom's Plan of Reorganization, which has been confirmed by the Bankruptcy Court, WorldCom must assume or reject the remaining leases prior to the effective date of the Plan. The effective date of the Plan is estimated to occur during the first quarter of 2004. All of WorldCom's leases are current on base rental charges through March 31, 2004, other than under the four rejected leases, and the Company currently holds approximately $195,000 in security deposits relating to the non-rejected leases. There can be no assurance as to whether WorldCom will affirm or reject any or all of its remaining leases with the Company.

      As of December 31, 2003, WorldCom occupied approximately 245,000 square feet of office space with aggregate annual base rental revenues of approximately $4.1 million, or 1.1% of the Company's total 2003 annualized rental revenue based on base rental revenue earned on a consolidated basis.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

14. QUARTERLY FINANCIAL DATA (Unaudited)

      The following summary represents the Company's results of operations for each fiscal quarter during 2003 and 2002 (in thousands, except share amounts):

                                                                                        2003
                                                         -------------------------------------------------------------------
                                                         First Quarter     Second Quarter    Third Quarter    Fourth Quarter
                                                         -------------     --------------    -------------    --------------
Total revenues as previously reported................     $     130,760      $     127,412     $     118,105    $    118,679
Revenues from discontinued operations.............(a)           (12,440)           (12,234)               --              --
                                                          -------------      -------------     -------------    ------------
Total revenues....................................(b)     $     118,320      $     115,178     $     118,105    $    118,679
                                                          =============      =============     =============    ============
Income before distributions to preferred unit
    holders, minority interests, equity in earnings
    of real estate joint ventures and service
    companies gain on sales of real estate,
    discontinued operations and extraordinary loss...     $      16,795      $      15,101     $      16,149    $      5,774
Preferred unit distributions.........................            (5,590)            (5,591)           (5,589)         (5,590)
Minority partners' interest in consolidated
     partnerships....................................            (4,690)            (4,335)           (4,379)         (4,568)
Equity in earnings of real estate joint ventures and
     service companies...............................               106               (270)              134              60
Discontinued operations..............................             3,038              3,554             4,893         131,362
                                                          -------------      -------------     -------------    ------------
Net income allocable to common unit holders..........     $       9,659      $       8,459     $      11,208    $    127,038
                                                          =============      =============     =============    ============
Net income allocable to:
      Class A common units...........................     $       7,591      $       6,643     $       8,764    $    114,998
      Class B common units...........................             2,068              1,816             2,396          11,008
      Class C common units...........................                --                 --                48           1,032
                                                          -------------      -------------     -------------    ------------
Total................................................     $       9,659      $       8,459     $      11,208    $    127,038
                                                          =============      =============     =============    ============
Net income per weighted average common unit:
     Class A common..................................     $         .14      $         .12     $         .16    $       2.01
     Class B common..................................     $         .21                .18     $         .24    $       1.86
     Class C common..................................     $          --      $          --     $         .17    $       2.21
Weighted average common units outstanding:
     Class A common..................................        55,477,000         55,277,000        55,285,000      57,093,000
     Class B common..................................         9,915,000          9,915,000         9,915,000       5,928,000
     Class C common..................................                --                 --           278,000         466,000

--------------------------------------------------
(a) excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported
(b) amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.

                       RECKSON OPERATING PARTNERSHIP, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

14. QUARTERLY FINANCIAL DATA (Unaudited) (continued)

                                                                                           2002
                                                     ------------------------------------------------------------------------------
                                                       First Quarter       Second Quarter        Third Quarter       Fourth Quarter
                                                     ----------------   ------------------   -------------------   ----------------
Total revenues as previously reported...............   $     125,467        $     125,635         $     128,782       $    128,842
Revenues from discontinued operations............(a)         (12,361)             (12,920)              (11,815)           (12,426)
Gain on sales of real estate and equity in earnings
   of real  estate joint ventures and service
   companies........................................            (872)                (159)                 (104)                --
                                                     ----------------   ------------------   -------------------   ----------------
Total revenues...................................(b)   $     112,234        $     112,556         $     116,863       $    116,416
                                                     ================   ==================   ===================   ================
Income before distributions to preferred unit
   holders, minority interests, equity in earnings
   of real estate joint ventures and service
   companies gain on sales of real estate and
   discontinued operations..........................   $      24,210        $      21,403         $      18,999       $     15,459
Preferred unit distributions........................          (5,948)              (5,767)               (5,760)            (5,648)
Minority partners' interest in consolidated
   partnerships.....................................          (5,120)              (4,813)               (4,446)            (4,351)
Equity in earnings of real estate joint ventures
   and service companies............................             335                  159                   104                515
Gain on sales of real estate........................             537                   --                    --                 --
Discontinued operations.............................           3,902                4,486                 9,178              3,781
                                                     ----------------    -----------------    ------------------    ---------------
Net income allocable to common unit holders.........   $      17,916        $      15,468         $      18,075       $      9,756
                                                    =================    =================    ==================    ===============
Net income allocable to:
     Class A common units (c).......................   $      14,093        $      12,211         $      14,275       $      7,707
     Class B common units (c).......................           3,823                3,257                 3,800              2,049
                                                     ----------------    -----------------    ------------------    ---------------
Total...............................................   $      17,916        $      15,468         $      18,075       $      9,756
                                                    =================    =================    ==================    ===============
Net income per weighted average common unit:

     Class A common (c).............................   $         .25        $         .21         $         .25       $        .14
     Class B common (c).............................   $         .37        $         .32         $         .38       $        .21

Weighted average common units outstanding:

      Class A common................................      57,520,000           58,275,000            56,802,000         55,660,000
      Class B common................................      10,284,000           10,284,000            10,101,000          9,915,000


----------------------------
(a) excludes revenues from discontinued operations, which were previously excluded from total revenues as previously reported.
(b) amounts have been adjusted to give effect to the Company's discontinued operations in accordance with Statement No. 144.
(c) The net income allocable to common unit holders for the first, second and third quarters as previously reported has been adjusted to record the amortization of stock loans to certain executive and senior officers of the Company and other costs incurred by the Company on behalf of the Operating Partnership. These amounts aggregated approximately $.95 million, $.94 million and $1.1 million, respectively. Such amounts also adjusted net income per weighted average common unit as follows:

                                                    FIRST QUARTER        SECOND QUARTER        THIRD QUARTER
                                                   ----------------     -----------------     ----------------
      Class A common.............................     $    (.01)           $     (.01)          $     (.02)
      Class B common.............................     $    (.02)           $     (.02)          $     (.03)


15.    SUBSEQUENT EVENT

       On March 15, 2004, the Company issued 5.5 million shares of its Class A common stock at $27.18 per share, net of underwriting discount, for proceeds aggregating approximately $149.5 million. In addition, the underwriter was granted a 30-day over-allotment option to purchase up to an additional 825,000 shares. Net proceeds were used to repay $100 million of the Operating Partnership's 7.4% senior unsecured notes at their maturity on March 15, 2004, repay borrowings under the Credit Facility and for general corporate purposes.

                         COLUMN A                                    COLUMN D                        COLUMN E
---------------------------------------------------------- ---------------------------- ----------------------------------
                                                                COST CAPITALIZED,
                                                                  SUBSEQUENT TO               GROSS AMOUNT AT WHICH
                                                                   ACQUISITION              CARRIED AT CLOSE OF PERIOD
                                                           ---------------------------- ----------------------------------
                                                                         BUILDINGS AND            BUILDINGS AND
                        DESCRIPTION                            LAND       IMPROVEMENTS    LAND     IMPROVEMENTS    TOTAL
---------------------------------------------------------- ------------ --------------- -------- --------------- ---------
1170 Northern Blvd., N. Great Neck, New York .............     --               347          30          446          476
50 Charles Lindbergh Blvd., Mitchel Field, New York .          --             6,351          --       18,440       18,440
200 Broadhollow Road Melville, New York ..................     --             3,583         338        6,937        7,275
48 South Service Road Melville, New York .................     --             5,848       1,652       16,093       17,745
395 North Service Road Melville, New York ................     --             7,480          --       23,031       23,031
6800 Jericho Turnpike Syosset, New York ..................     --            10,456         582       17,022       17,604
6900 Jericho Turnpike Syosset, New York ..................     --             4,243         385        8,471        8,856
300 Motor Parkway Hauppauge, New York ....................     --             1,838         276        2,974        3,250
88 Duryea Road Melville, New York ........................     --               846         200        2,411        2,611
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ....................................................     --            23,436          --       90,657       90,657
40 Cragwood Road South Plainfield, New Jersey ............     --             6,483         725       13,614       14,339
333 East Shore Road Great Neck, New York .................     --               606          --        1,170        1,170
310 East Shore Road Great Neck, New York .................     --             2,607         485        4,616        5,101
35 Pinelawn Road Melville, New York ......................     --             3,219         999       10,292       11,291
520 Broadhollow Road Melville, New York ..................       (1)          2,888         456        8,460        8,916
1660 Walt Whitman Road Melville, New York ................     --             1,393         370        6,465        6,835
48 Harbor Park Drive Port Washington, New York ...........     --               570       1,304        2,817        4,121
60 Charles Lindbergh Mitchel Field, New York .............     --             2,107          --       22,907       22,907
505 White Plains Road Tarrytown, New York ................     --               417         210        1,749        1,959
555 White Plains Road Tarrytown, New York ................     51             4,775         763        8,908        9,671
560 White Plains Road Tarrytown, New York ................       (1)          5,213       1,520       13,969       15,489
580 White Plains Road Tarrytown, New York ................     --             3,714       2,414       18,309       20,723
660 White Plains Road Tarrytown, New York ................     45             6,565       3,974       29,205       33,179
Landmark Square Stamford, Connecticut ....................     832           33,174      12,435       97,640      110,075
One Eagle Rock, East Hanover, New Jersey .................     --             5,159         803       12,722       13,525
710 Bridgeport Avenue Shelton, Connecticut ...............      7             1,054       5,412       22,674       28,086
10 Rooney Circle West Orange, New Jersey .................      1             1,168       1,303        5,783        7,086
Executive Hill Office Park West Orange, New Jersey .            4             4,227       7,633       35,515       43,148
3 University Plaza Hackensack, New Jersey ................     --             3,186       7,894       15,032       22,926
150 Motor Parkway Hauppauge, New York ....................     --             4,278       1,114       24,708       25,822
Reckson Executive Park Ryebrook, New York ................     --             6,759      18,343       61,787       80,130
University Square Princeton, New Jersey ..................       (1)          1,827       3,287       10,715       14,002


                         COLUMN A                             COLUMN F       COLUMN G     COLUMN H     COLUMN I
---------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                     LIFE ON WHICH
                                                             ACCUMULATED      DATE OF       DATE     DEPRECIATION
                        DESCRIPTION                         DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
---------------------------------------------------------- -------------- -------------- ---------- --------------
1170 Northern Blvd., N. Great Neck, New York .............        176             1947     1962       10-30 Years
50 Charles Lindbergh Blvd., Mitchel Field, New York .          12,247             1984     1984       10-30 Years
200 Broadhollow Road Melville, New York ..................      5,041             1981     1981       10-30 Years
48 South Service Road Melville, New York .................      9,647             1986     1986       10-30 Years
395 North Service Road Melville, New York ................     13,979             1988     1988       10-30 Years
6800 Jericho Turnpike Syosset, New York ..................     11,837             1977     1978       10-30 Years
6900 Jericho Turnpike Syosset, New York ..................      5,506             1982     1982       10-30 Years
300 Motor Parkway Hauppauge, New York ....................      1,882             1979     1979       10-30 Years
88 Duryea Road Melville, New York ........................      1,572             1980     1980       10-30 Years
333 Earl Ovington Blvd., (Omni) Mitchel Field, New
 York ....................................................     34,347             1990     1995       10-30 Years
40 Cragwood Road South Plainfield, New Jersey ............      9,005             1970     1983       10-30 Years
333 East Shore Road Great Neck, New York .................        768             1976     1976       10-30 Years
310 East Shore Road Great Neck, New York .................      2,559             1981     1981       10-30 Years
35 Pinelawn Road Melville, New York ......................      3,263             1980     1995       10-30 Years
520 Broadhollow Road Melville, New York ..................      3,090             1978     1995       10-30 Years
1660 Walt Whitman Road Melville, New York ................      1,701             1980     1995       10-30 Years
48 Harbor Park Drive Port Washington, New York ...........        657             1976     1996       10-30 Years
60 Charles Lindbergh Mitchel Field, New York .............      6,386             1989     1996       10-30 Years
505 White Plains Road Tarrytown, New York ................        569             1974     1996       10-30 Years
555 White Plains Road Tarrytown, New York ................      3,932             1972     1996       10-30 Years
560 White Plains Road Tarrytown, New York ................      4,385             1980     1996       10-30 Years
580 White Plains Road Tarrytown, New York ................      6,052             1997     1996       10-30 Years
660 White Plains Road Tarrytown, New York ................      9,148             1983     1996       10-30 Years
Landmark Square Stamford, Connecticut ....................     23,208        1973-1984     1996       10-30 Years
One Eagle Rock, East Hanover, New Jersey .................      3,804             1986     1997       10-30 Years
710 Bridgeport Avenue Shelton, Connecticut ...............      5,245        1971-1979     1997       10-30 Years
10 Rooney Circle West Orange, New Jersey .................      1,330             1971     1997       10-30 Years
Executive Hill Office Park West Orange, New Jersey .            7,783        1978-1984     1997       10-30 Years
3 University Plaza Hackensack, New Jersey ................      3,832             1985     1997       10-30 Years
150 Motor Parkway Hauppauge, New York ....................      6,001             1984     1997       10-30 Years
Reckson Executive Park Ryebrook, New York ................     12,570        1983-1986     1997       10-30 Years
University Square Princeton, New Jersey ..................      2,246             1987     1997       10-30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2002
                                (IN THOUSANDS)


                        COLUMN A                           COLUMN B              COLUMN C
------------------------------------------------------- ------------- -------------------------------
                                                                               INITIAL COST
                                                                      -------------------------------
                                                                                       BUILDINGS AND
                      DESCRIPTION                        ENCUMBRANCE        LAND        IMPROVEMENTS
------------------------------------------------------- ------------- --------------- ---------------
80 Grasslands Elmsford, New York ......................         --     1,208                6,728
100 Forge Way Rockaway, New Jersey ....................         --       315                  902
200 Forge Way Rockaway, New Jersey ....................         --     1,128                3,228
300 Forge Way Rockaway, New Jersey ....................         --       376                1,075
400 Forge Way Rockaway, New Jersey ....................         --     1,142                3,267
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................         --          (A)            27,975
100 Summit Drive Valhalla, New York ...................     17,718     3,007               41,351
115/117 Stevens Avenue Valhalla, New York .............         --     1,094               22,490
200 Summit Lake Drive Valhalla, New York ..............     18,937     4,343               37,305
140 Grand Street White Plains, New York ...............         --     1,932               18,744
500 Summit Lake Drive Valhalla, New York ..............         --     7,052               37,309
99 Cherry Hill Road Parsippany, New Jersey ............         --     2,360                7,508
119 Cherry Hill Road Parsippany, New Jersey ...........         --     2,512                7,622
500 Saw Mill River Road Elmsford, New York ............         --     1,542                3,796
120 W.45th Street New York, New York ..................     63,245    28,757              162,809
1255 Broad Street Clifton, New Jersey .................         --     1,329               15,869
810 7th Avenue New York, New York .....................     81,315     26,984 (A)         152,767
120 Mineola Blvd. Mineola, New York ...................         --     1,869               10,603
100 Wall Street New York, New York ....................     35,237    11,749               66,517
One Orlando Orlando, Florida ..........................     37,758     9,386               51,136
1350 Avenue of the Americas New York, New York .            73,779    19,222              109,168
919 3rd. Avenue New York, New York ....................    244,047     101,644 (A)        205,736
360 Hamilton Avenue White Plains, New York ............         --     2,838               34,606
492 River Road Nutley, New Jersey .....................         --     2,615                5,102
275 Broadhollow Road Melville, New York ...............         --     3,850               12,958
400 Garden City Plaza Garden City, New York ...........         --     9,081               17,004
90 Merrick Avenue East Meadow, New York ...............         --          (A)            23,804
120 White Plains Road Tarrytown, New York .............         --     3,852               24,861
100 White Plains Road Tarrytown, New York .............         --        79                  472
51 JFK Parkway Short Hills, New Jersey ................         --    10,053               62,504
680 Washington Blvd Stamford, Connecticut .............         --     4,561               23,698
750 Washington Blvd Stamford, Connecticut .............         --     7,527               31,940

                        COLUMN A                                   COLUMN D                          COLUMN E
------------------------------------------------------- ------------------------------ ------------------------------------
                                                              COST CAPITALIZED,
                                                                SUBSEQUENT TO                 GROSS AMOUNT AT WHICH
                                                                 ACQUISITION                CARRIED AT CLOSE OF PERIOD
                                                        ------------------------------ ------------------------------------
                                                                        BUILDINGS AND              BUILDINGS AND
                      DESCRIPTION                            LAND        IMPROVEMENTS     LAND      IMPROVEMENTS    TOTAL
------------------------------------------------------- -------------- --------------- ---------- --------------- ---------
80 Grasslands Elmsford, New York ......................       --               616        1,208         7,344        8,552
100 Forge Way Rockaway, New Jersey ....................       --               120          315         1,022        1,337
200 Forge Way Rockaway, New Jersey ....................       --               546        1,128         3,774        4,902
300 Forge Way Rockaway, New Jersey ....................       --               281          376         1,356        1,732
400 Forge Way Rockaway, New Jersey ....................       --               250        1,142         3,517        4,659
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................       --             4,315           --        32,290       32,290
100 Summit Drive Valhalla, New York ...................       --             5,322        3,007        46,673       49,680
115/117 Stevens Avenue Valhalla, New York .............       --             2,003        1,094        24,493       25,587
200 Summit Lake Drive Valhalla, New York ..............       --            11,111        4,343        48,416       52,759
140 Grand Street White Plains, New York ...............         (1)            370        1,931        19,114       21,045
500 Summit Lake Drive Valhalla, New York ..............       --             7,837        7,052        45,146       52,198
99 Cherry Hill Road Parsippany, New Jersey ............        5             1,784        2,365         9,292       11,657
119 Cherry Hill Road Parsippany, New Jersey ...........        6             1,646        2,518         9,268       11,786
500 Saw Mill River Road Elmsford, New York ............       --               205        1,542         4,001        5,543
120 W.45th Street New York, New York ..................  7,680 (B)           6,233       36,437       169,042      205,479
1255 Broad Street Clifton, New Jersey .................       --             4,930        1,329        20,799       22,128
810 7th Avenue New York, New York .....................      117            15,698       27,101       168,465      195,566
120 Mineola Blvd. Mineola, New York ...................        5             1,054        1,874        11,657       13,531
100 Wall Street New York, New York ....................       93            13,195       11,842        79,712       91,554
One Orlando Orlando, Florida ..........................       32             7,067        9,418        58,203       67,621
1350 Avenue of the Americas New York, New York .              --            19,170       19,222       128,338      147,560
919 3rd. Avenue New York, New York ....................   12,795            87,254      114,439       292,990      407,429
360 Hamilton Avenue White Plains, New York ............       --            23,100        2,838        57,706       60,544
492 River Road Nutley, New Jersey .....................        1             4,354        2,616         9,456       12,072
275 Broadhollow Road Melville, New York ...............      972             8,345        4,822        21,303       26,125
400 Garden City Plaza Garden City, New York ...........       --               804        9,081        17,808       26,889
90 Merrick Avenue East Meadow, New York ...............       --             1,231           --        25,035       25,035
120 White Plains Road Tarrytown, New York .............       --               902        3,852        25,763       29,615
100 White Plains Road Tarrytown, New York .............       --                79           79           551          630
51 JFK Parkway Short Hills, New Jersey ................        1             1,065       10,054        63,569       73,623
680 Washington Blvd Stamford, Connecticut .............       --               275        4,561        23,973       28,534
750 Washington Blvd Stamford, Connecticut .............       --               193        7,527        32,133       39,660


                        COLUMN A                           COLUMN F       COLUMN G     COLUMN H     COLUMN I
------------------------------------------------------- -------------- -------------- ---------- --------------
                                                                                                  LIFE ON WHICH
                                                          ACCUMULATED      DATE OF       DATE     DEPRECIATION
                      DESCRIPTION                        DEPRECIATION   CONSTRUCTION   ACQUIRED    IS COMPUTED
------------------------------------------------------- -------------- -------------- ---------- --------------
80 Grasslands Elmsford, New York ......................      1,653       1989/1964      1997     10-30 Years
100 Forge Way Rockaway, New Jersey ....................        231            1986      1998     10-30 Years
200 Forge Way Rockaway, New Jersey ....................        803            1989      1998     10-30 Years
300 Forge Way Rockaway, New Jersey ....................        404            1989      1998     10-30 Years
400 Forge Way Rockaway, New Jersey ....................        697            1989      1998     10-30 Years
51 -- 55 Charles Lindbergh Blvd. Mitchel Field, New
 York .................................................      8,248            1981      1998     10-30 Years
100 Summit Drive Valhalla, New York ...................     10,096            1988      1998     10-30 Years
115/117 Stevens Avenue Valhalla, New York .............      4,870            1984      1998     10-30 Years
200 Summit Lake Drive Valhalla, New York ..............      9,014            1990      1998     10-30 Years
140 Grand Street White Plains, New York ...............      3,632            1991      1998     10-30 Years
500 Summit Lake Drive Valhalla, New York ..............      8,946            1986      1998     10-30 Years
99 Cherry Hill Road Parsippany, New Jersey ............      1,783            1982      1998     10-30 Years
119 Cherry Hill Road Parsippany, New Jersey ...........      1,819            1982      1998     10-30 Years
500 Saw Mill River Road Elmsford, New York ............        806            1968      1998     10-30 Years
120 W.45th Street New York, New York ..................     25,953            1998      1999     10-30 Years
1255 Broad Street Clifton, New Jersey .................      3,883            1999      1999     10-30 Years
810 7th Avenue New York, New York .....................     25,946            1970      1999     10-30 Years
120 Mineola Blvd. Mineola, New York ...................      1,940            1977      1999     10-30 Years
100 Wall Street New York, New York ....................     12,582            1969      1999     10-30 Years
One Orlando Orlando, Florida ..........................      8,778            1987      1999     10-30 Years
1350 Avenue of the Americas New York, New York .            17,174            1966      2000     10-30 Years
919 3rd. Avenue New York, New York ....................     27,572            1970      2000     10-30 Years
360 Hamilton Avenue White Plains, New York ............      8,930            2000      2000     10-30 Years
492 River Road Nutley, New Jersey .....................      1,427            2000      2000     10-30 Years
275 Broadhollow Road Melville, New York ...............      2,286            1970      1997     10-30 Years
400 Garden City Plaza Garden City, New York ...........      2,875            1989      1997     10-30 Years
90 Merrick Avenue East Meadow, New York ...............      4,591            1985      1997     10-30 Years
120 White Plains Road Tarrytown, New York .............      3,995            1984      1997     10-30 Years
100 White Plains Road Tarrytown, New York .............         58            1984      1997     10-30 Years
51 JFK Parkway Short Hills, New Jersey ................      9,886            1988      1998     10-30 Years
680 Washington Blvd Stamford, Connecticut .............      3,753            1989      1998     10-30 Years
750 Washington Blvd Stamford, Connecticut .............      4,842            1989      1998     10-30 Years

                                                                       Continued

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2002
                                (IN THOUSANDS)


                      COLUMN A                          COLUMN B            COLUMN C                   COLUMN D
---------------------------------------------------- ------------- --------------------------- ------------------------
                                                                                                  COST CAPITALIZED,
                                                                                                    SUBSEQUENT TO
                                                                          INITIAL COST               ACQUISITION
                                                                   --------------------------- ------------------------
                                                                                BUILDINGS AND            BUILDINGS AND
                     DESCRIPTION                      ENCUMBRANCE      LAND      IMPROVEMENTS    LAND     IMPROVEMENTS
---------------------------------------------------- ------------- ----------- --------------- -------- ---------------
1305 Walt Whitman Road Melville, New York ..........          --       3,934          24,040        --           433
50 Marcus Drive Melville, New York .................          --         930          13,600        65         6,568
100 Grasslands Road Elmsford, New York .............          --         289           3,382        --           982
58 South Service Road Melville, New York ...........          --       1,061                     6,886        46,113
103 JFK Parkway Short Hills, New Jersey ............          --       3,098          18,011       219        11,192
1055 Washington Blvd Stamford, Connecticut .........          --          --          31,637        --            37
Land held for development ..........................          --      90,706              --        --            --
Developments in progress ...........................          --          --          68,127        --            --
Other property .....................................          --          --              --        --        17,711
                                                              --      ------          ------     -----        ------
Total ..............................................    $721,635    $447,395      $1,839,373    29,813      $480,208
                                                        ========    ========      ==========    ======      ========


                      COLUMN A                                       COLUMN E                     COLUMN F       COLUMN G
---------------------------------------------------- ----------------------------------------- -------------- --------------
                                                               GROSS AMOUNT AT WHICH
                                                            CARRIED AT CLOSE OF PERIOD
                                                     -----------------------------------------
                                                                  BUILDINGS AND                  ACCUMULATED      DATE OF
                     DESCRIPTION                         LAND      IMPROVEMENTS      TOTAL      DEPRECIATION   CONSTRUCTION
---------------------------------------------------- ----------- --------------- ------------- -------------- --------------
1305 Walt Whitman Road Melville, New York ..........     3,934          24,473        28,407         4,117        1999
50 Marcus Drive Melville, New York .................       995          20,168        21,163         1,963        2001
100 Grasslands Road Elmsford, New York .............       289           4,364         4,653           600        2001
58 South Service Road Melville, New York ...........     7,947          46,113        54,060         3,447        2001
103 JFK Parkway Short Hills, New Jersey ............     3,317          29,203        32,520         4,094        2002
1055 Washington Blvd Stamford, Connecticut .........        --          31,674        31,674           440        1987
Land held for development ..........................    90,706              --        90,706            --         N/A
Developments in progress ...........................        --          68,127        68,127            --
Other property .....................................        --          17,711        17,711        12,242
                                                        ------          ------        ------        ------
Total ..............................................  $477,208      $2,319,581    $2,796,789      $460,144
                                                      ========      ==========    ==========      ========


                      COLUMN A                         COLUMN H     COLUMN I
---------------------------------------------------- ----------- --------------
                                                                  LIFE ON WHICH
                                                         DATE     DEPRECIATION
                     DESCRIPTION                       ACQUIRED    IS COMPUTED
---------------------------------------------------- ----------- --------------
1305 Walt Whitman Road Melville, New York ..........      1999   10-30 Years
50 Marcus Drive Melville, New York .................      1998   10-30 Years
100 Grasslands Road Elmsford, New York .............      1997   10-30 Years
58 South Service Road Melville, New York ...........      1998   10-30 Years
103 JFK Parkway Short Hills, New Jersey ............      1997   10-30 Years
1055 Washington Blvd Stamford, Connecticut .........      2003   10-30 Years
Land held for development ..........................   Various   N/A
Developments in progress ...........................
Other property .....................................
Total ..............................................

----------
A These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B Includes costs incurred to acquire the lessor's rights to an air rights lease agreement.

The aggregate cost of Federal Income Tax purposes was approximately $ 2,067 million at December 31, 2003.

                       RECKSON OPERATING PARTNERSHIP, L.P.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)

     The changes in real estate for each of the periods in the three years ended December 31, 2003 are as follows:


                                                                   2003             2002             2001
                                                              --------------   --------------   --------------
Real estate balance at beginning of period ................    $ 2,707,878      $ 2,643,045      $ 2,537,193
Improvements / revaluations ...............................         71,770           83,085          189,072
Disposal, including write-off of fully depreciated building
 improvements .............................................        (14,496)         (18,252)         (83,220)
Acquisitions ..............................................         31,637               --               --
                                                               -----------      -----------      -----------
Balance at end of period ..................................    $ 2,796,789      $ 2,707,878      $ 2,643,045
                                                               ===========      ===========      ===========

     The changes in accumulated depreciation, exclusive of amounts relating to discontinued operations, equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2003 are as follows:


                                                                  2003           2002           2001
                                                              ------------   ------------   -----------
Balance at beginning of period ............................    $ 374,420      $ 294,901      $ 231,040
Depreciation for period ...................................       87,369         83,542         74,380
Disposal, including write-off of fully depreciated building
 improvements .............................................       (1,645)        (4,023)       (10,519)
                                                               ---------      ---------      ---------
Balance at end of period ..................................    $ 460,144      $ 374,420      $ 294,901
                                                               =========      =========      =========

(3) Exhibits

    EXHIBIT  FILING
    NUMBER  REFERENCE                   DESCRIPTION
    ------  ---------                   -----------

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

      3.9       s      Supplement to the Amended and Restated Agreement of
                       Limited Partnership of the Registrant Establishing the
                       Series C Common Units of Limited Partnership Interest

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

      4.5       n      Form of 6.00% Notes due 2007 of the Registrant

      4.6       d      Note Purchase Agreement for the Senior Unsecured Notes

      4.7       v      Form of 5.15% Notes due 2011 of the Registrant

     10.1       d      Third Amended and Restated Agreement of Limited
                       Partnership of Omni Partners, L.P.

     10.2       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Scott Rechler

     10.3       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Michael Maturo

     10.4       h      Amendment and Restatement of Employment and
                       Non-Competition Agreement, dated as of August 15, 2000 between the Company and Jason Barnett

     10.5       w      Employment and Noncompetition Agreement, dated as of
                       July 16, 2001, between the Company and F.D. Rich

     10.6       w      Employment and Noncompetition Agreement, dated as of
                       November 20, 2002, among the Company, Metropolitan
                       Partners LLC and Philip Waterman III

     10.7       a      Purchase Option Agreement relating to 225 Broadhallow
                       Road

     10.8       s      Amended and Restated 1995 Stock Option Plan

     10.9       c      1996 Employee Stock Option Plan

     10.10      b      Ground Leases for certain of the properties

     10.11      s      Amended and Restated 1997 Stock Option Plan

     10.12      d      1998 Stock Option Plan

     10.13      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Scott Rechler

     10.14      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Michael Maturo

     10.15      h      Amended and Restated Severance Agreement, dated August
                       15, 2000 between the Company and Jason Barnett

     10.16      g      Amended and Restated Credit Agreement dated as of
                       August 4, 1999 between Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to Reckson Strategic Venture Partners, LLC ("RSVP Credit
                       Agreement")

     10.17      g      Amended and Restated Credit Agreement dated as of August
                       4, 1999 between Reckson Service Industries, Inc., as borrower and the Registrant, as Lender relating to the operations of Reckson Service Industries, Inc. ("RSI
                       Credit Agreement")

     10.18      g      Letter Agreement, dated November 30, 1999, amending the
                       RSVP Credit Agreement and the RSI Credit Agreement

     10.19      k      Second Amendment to the Amended and Restated Credit
                       Agreement, dated March 30, 2001, between the Registrant and FrontLine Capital Group

     10.20      l      Loan Agreement, dated as of June 1, 2001, between 1350
                       LLC, as Borrower, and Secore Financial Corporation, as
                       Lender

     10.21      l      Loan Agreement, dated as of July 18, 2001, between
                       Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore
                       Financial Corporation, as Lender

     10.22      h      Operating Agreement dated as of September 28, 2000
                       between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC

     10.23      i      Agreement of Spreader, Consolidation and Modification of
                       Mortgage Security Agreement among Metropolitan 810 7th
                       Ave., LLC, 100 Wall Company LLC and Monumental Life
                       Insurance Company

     10.24      i      Consolidated, Amended and Restated Secured Promissory
                       Note relating to Metropolitan 810 7th Ave., LLC and 100
                       Wall Company LLC

     10.25      m      Amended and Restated Operating Agreement of 919 JV LLC

     10.26      s      Amended and Restated 2002 Stock Option Plan

     10.27      p      Indemnification Agreement, dated as of May 23, 2002,
                       between the Company and Donald J. Rechler*

     10.28      o      Second Amended and Restated Credit Agreement, dated as
                       of December 30, 2002, among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.29      o      Form of Guarantee Agreement to the Second Amended and
                       Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.30      o      Form of Promissory Note to the Second Amended and
                       Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

     10.31      o      First Amendment to Second Amended and Restated Credit
                       Agreement, dated as of January 24, 2003, among the Registrant, JPMorgan Chase Bank, as Administrative Agent for the institutions from time to time party thereto as Lenders and Key Bank, N.A., as New Lender

     10.32      r      Amended and Restated Long-Term Incentive Award
                       Agreement, dated as of March 13, 2003, between the Company and Scott H. Rechler**

     10.33      q      Award Agreement, dated November 14, 2002, between the
                       Company and Scott H. Rechler***

     10.34      q      Award Agreement, dated March 13, 2003, between the
                       Company and Scott H. Rechler****

     10.35      t      Redemption Agreement, dated as of September 10, 2003, by
                       and among the Registrant, Reckson FS Limited Partnership and Rechler Equity Partners I LLC, as transferee

     10.36      t      Property Sale Agreement, dated as of September 10, 2003,
                       by and among the Registrant, Reckson FS Limited
                       Partnership, RCG Kennedy Drive LLC and Rechler Equity
                       Partners II LLC

     10.37      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Donald
                       Rechler

     10.38      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Roger
                       Rechler

     10.39      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Mitchell
                       Rechler

     10.40      t      Transition Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Gregg
                       Rechler

     10.41      t      Amendment Agreement, dated as of September 10, 2003, by
                       and between the Company, the Registrant and Scott
                       Rechler

     10.42      u      Purchase and Sale Agreement, dated as of November 10,
                       2003, between Reckson 1185 Avenue of the Americas LLC and
                       1185 Sixth LLC

     12.1              Statement of Ratios of Earnings to Fixed Charges

     14.1       w      Reckson Associates Realty Corp. Code of Ethics and
                       Business Conduct

     21.1              Statement of Subsidiaries

     23.1              Consent of Independent Auditors

     24.1              Power of Attorney (included in Part IV of the Form 10-K)

     31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)

     32.1 Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

     32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a) Previously filed as an exhibit to Registration Statement Form S-11 (No. 333-1280) and incorporated herein by reference.

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

(m) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.

(n) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.

(o) Previously filed as an exhibit to the Registrant's Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.

(p) Previously filed with the Registrant's Form 10-Q filed with the SEC on November 14, 2002 and incorporated herein by reference.

(q) Previously filed as an exhibit to the Registrant's Form 10-K filed with the SEC on March 31, 2003 and incorporated herein by reference.

(r) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(s) Previously filed as an exhibit to the Registrant's Form 10-Q filed with the SEC on August 14, 2003 and incorporated herein by reference.

(t) Previously filed as an exhibit to the Registrant's Form 8-K filed with the SEC on September 18, 2003 and incorporated herein by reference.

(u) Previously filed as an exhibit to the Registrant's Form 8-K filed on November 21, 2003 and incorporated herein by reference.

(v) Previously filed as an exhibit to the Registrant's Form 8-K filed on January 21, 2004 and incorporated herein by reference.

(w) Previously filed as an exhibit to the Company's Form 10-K filed on March 9, 2004 and incorporated herein by reference.

*        Each of Scott H. Rechler, Michael Maturo, Jason M. Barnett, John V.N.
         Klein, Lewis S. Ranieri and Conrad D. Stephenson has entered into an Indemnification Agreement with the Company, dated as of May 23, 2002. Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Company dated as of May 1, 2002. Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Company dated as of February 5, 2004. Elizabeth McCaul has entered into an Indemnification Agreement with the Company dated as of February 25, 2004. These Agreements are identical in all material respects to the Indemnification Agreement for Donald J. Rechler incorporated by reference herein.

** Each of Michael Maturo and Jason M. Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement with the Company, dated as of March 13, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

*** Michael Maturo has been awarded certain rights to shares of Class A Common Stock of the Company, pursuant to Award Agreements dated November 14, 2002. This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

**** Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of Class A Common Stock of the Company, pursuant to Award Agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.