Form 10-Q
period 2004-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2004-05-17
CIK 930810

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER: 1-13762




                      RECKSON OPERATING PARTNERSHIP, L. P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND                                                             11-3233647
--------                                                             ----------
(STATE OR OTHER JURISDICTION                                      (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)

225 BROADHOLLOW ROAD, MELVILLE, NY                                        11747
----------------------------------                                        -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                              (ZIP CODE)

                                 (631) 694-6900
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

                              --------------------

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
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).  YES     NO  X
                                                 ---    ---

================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS


INDEX                                                                       PAGE
--------------------------------------------------------------------------------
PART I.     FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2004
               (unaudited) and December 31, 2003........................      2

            Consolidated Statements of Income for the three months
               ended March 31, 2004 and 2003 (unaudited)................      3

            Consolidated Statements of Cash Flows for the three months
               ended March 31, 2004 and 2003 (unaudited)................      4

            Notes to the Consolidated Financial Statements (unaudited)..      5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................     17
Item 3.     Quantitative and Qualitative Disclosures about Market Risk..     31
Item 4.     Controls and Procedures.....................................     32

--------------------------------------------------------------------------------
PART II.    OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings...........................................     41
Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases
              of Equity Securities......................................     41
Item 3.     Defaults Upon Senior Securities.............................     41
Item 4.     Submission of Matters to a Vote of Securities Holders.......     41
Item 5.     Other Information...........................................     41
Item 6.     Exhibits and Reports on Form 8-K............................     42

--------------------------------------------------------------------------------
SIGNATURES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       RECKSON OPERATING PARTNERSHIP, L.P
                           CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT UNIT AMOUNTS)


                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     2004               2003
                                                                                  -----------       ------------
                                                                                  (Unaudited)
ASSETS:
Commercial real estate properties, at cost:
    Land ...................................................................      $   380,660       $   379,989
    Building and improvements ..............................................        2,562,883         2,215,200
Developments in progress:
    Land ...................................................................           89,959            90,706
    Development costs ......................................................           71,664            68,127
Furniture, fixtures and equipment ..........................................           11,460            11,338
                                                                                  -----------       -----------
                                                                                    3,116,626         2,765,360
Less accumulated depreciation ..............................................         (490,308)         (464,821)
                                                                                  -----------       -----------
Investment in real estate, net of accumulated depreciation .................        2,626,318         2,300,539

Properties and related assets held for sale, net of accumulated depreciation           35,099            47,590
Investments in real estate joint ventures ..................................            5,950             5,904
Investments in mortgage notes and notes receivable .........................           55,484            54,986
Investments in service companies and affiliate loans and joint ventures ....           77,817            75,544
Cash and cash equivalents ..................................................           86,498            22,512
Tenant receivables .........................................................            8,803            11,959
Deferred rents receivable ..................................................          116,760           112,133
Prepaid expenses and other assets ..........................................           62,791            34,911
Contract and land deposits and pre-acquisition costs .......................               60            20,203
Deferred leasing and loan costs ............................................           68,083            64,399
                                                                                  -----------       -----------
TOTAL ASSETS ...............................................................      $ 3,143,663       $ 2,750,680
                                                                                  ===========       ===========

LIABILITIES:
Mortgage notes payable .....................................................      $   968,726       $   721,635
Liabilities associated with properties held for sale .......................              557               778
Unsecured credit facility ..................................................           90,000           169,000
Senior unsecured notes .....................................................          549,093           499,445
Accrued expenses and other liabilities .....................................          106,100            90,082
Distributions payable ......................................................           32,870            28,290
                                                                                  -----------       -----------
TOTAL LIABILITIES ..........................................................        1,747,346         1,509,230
                                                                                  ===========       ===========

Minority partners' interests in consolidated partnerships ..................          234,301           233,070
                                                                                  -----------       -----------
Commitments and contingencies ..............................................               --                --

PARTNERS' CAPITAL
Preferred Capital, 8,854,162 and 10,854,162 units outstanding, respectively           231,690           281,690

General Partners Capital:
    Common units, 66,630,805 and 58,275,367 units outstanding, respectively           879,855           682,172
Limited Partners' Capital:
    Class A common units, 3,084,713 units issued and outstanding ...........           43,785            38,613
    Class C common units, 465,854 units issued and outstanding .............            6,686             5,905
                                                                                  ===========       ===========
    Total Partners' Capital ................................................        1,162,016         1,008,380
                                                                                  ===========       ===========
       Total Liabilities and Partners' Capital .............................      $ 3,143,663       $ 2,750,680
                                                                                  ===========       ===========

                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED AND IN THOUSANDS, EXCEPT PER UNIT AND UNIT AMOUNTS)


                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                           -------------------------------
                                                                                               2004               2003
                                                                                           ------------       ------------
REVENUES:
Property operating revenues:
     Base rents .....................................................................      $    111,210       $     94,919
     Tenant escalations and reimbursements ..........................................            18,095             14,017
                                                                                           ------------       ------------
Total property operating revenues ...................................................           129,305            108,936
Interest income on mortgage notes and notes receivable
     (including $590 and $1,033 respectively from related parties) ..................             1,616              1,531
Investment and other income .........................................................             4,047              5,728
                                                                                           ------------       ------------
    TOTAL REVENUES ..................................................................           134,968            116,195
                                                                                           ------------       ------------

EXPENSES:
Property operating expenses .........................................................            51,484             43,396
Marketing, general and administrative ...............................................             7,079              7,577
Interest ............................................................................            25,661             20,097
Depreciation and amortization .......................................................            29,166             28,825
                                                                                           ------------       ------------
     TOTAL EXPENSES .................................................................           113,390             99,895
                                                                                           ------------       ------------
Income before minority interests, preferred distributions, equity in earnings of real            21,578             16,300
     estate joint ventures and service companies and discontinued operations
Minority partners' interests in consolidated partnerships ...........................            (6,181)            (4,401)
Equity in earnings of real estate joint ventures and service companies ..............               114                106
                                                                                           ------------       ------------
Income before discontinued operations and preferred distributions ...................            15,511             12,005
Discontinued operations:
    Gain on sales of real estate ....................................................             5,506                 --
    Income from discontinued operations .............................................               416              3,244
                                                                                           ------------       ------------
Net Income ..........................................................................            21,433             15,249
Preferred unit distributions ........................................................            (4,533)            (5,590)
                                                                                           ------------       ------------
Net income allocable to common unit holders .........................................      $     16,900       $      9,659
                                                                                           ============       ============
Net income allocable to:
    Common unit holders .............................................................      $     16,767       $      7,591
    Class B common unit holders .....................................................                --              2,068
    Class C common unit holders .....................................................               133                 --
                                                                                           ------------       ------------
Total ...............................................................................      $     16,900       $      9,659
                                                                                           ============       ============
Net income per weighted average common units:
    Income from continuing operations ...............................................      $        .17       $        .09
    Discontinued operations .........................................................               .09                .05
                                                                                           ------------       ------------
    Basic net income per common unit ................................................      $        .26       $        .14
                                                                                           ============       ============
    Class B common - income from continuing operations ..............................      $         --       $        .18
    Discontinued operations .........................................................                --                .03
                                                                                           ------------       ------------
    Basic net income per Class B common unit ........................................      $         --       $        .21
                                                                                           ============       ============
    Class C common - income from continuing operations ..............................      $        .19       $         --
    Discontinued operations .........................................................               .10                 --
                                                                                           ------------       ------------
    Basic net income per Class C common unit ........................................      $        .29       $         --
                                                                                           ============       ============

Weighted average common units outstanding:
    Common units.....................................................................        64,447,810         55,477,170
    Class B common units.............................................................                --          9,915,313
    Class C common units.............................................................           465,845                 --

                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       -------------------------
                                                                                          2004            2003
                                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ......................................................................      $  21,433       $  15,249
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization (including discontinued operations) .........         29,235          31,984
      Gain on sales of real estate ..............................................         (5,506)             --
      Minority partners' interests in consolidated partnerships .................          6,325           4,690
      Equity in earnings of real estate joint ventures and service companies ....           (114)           (106)
Changes in operating assets and liabilities:
      Tenant receivables ........................................................          3,132           2,471
      Prepaid expenses and other assets .........................................          7,113           1,314
      Deferred rents receivable .................................................         (3,817)         (4,101)
      Accrued expenses and other liabilities ....................................        (15,074)        (11,917)
                                                                                       ---------       ---------
      Net cash provided by operating activities .................................         42,727          39,584
                                                                                       =========       =========
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to developments in progress .....................................         (4,781)         (5,888)
      Purchase of commercial real estate ........................................        (72,691)             --
      Additions to commercial real estate properties ............................         (7,627)        (14,916)
      Additions to furniture, fixtures and equipment ............................            (68)            (89)
      Payment of leasing costs ..................................................         (4,584)         (4,787)
      Distributions from investments in real estate joint ventures ..............             68             117
      Proceeds from sales of real estate ........................................         18,450              --
                                                                                       ---------       ---------
      Net cash used in investing activities .....................................        (71,233)        (25,563)
                                                                                       =========       =========
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of general partner common units .................................             --          (4,538)
      Principal payments on secured borrowings ..................................         (2,909)         (2,881)
      Payment of loan costs .....................................................         (2,635)            (29)
      Proceeds from issuance of senior unsecured notes ..........................        150,000              --
      Repayment of senior unsecured notes .......................................       (100,000)             --
      Proceeds from unsecured credit facility ...................................         90,000          35,000
      Repayment of unsecured credit facility ....................................       (169,000)             --
      Distributions to minority partners in consolidated partnerships ...........         (5,093)         (5,693)
      Contributions .............................................................        162,778              --
      Distributions .............................................................        (30,279)        (35,580)
                                                                                       ---------       ---------
      Net cash provided by (used in) financing activities .......................         92,862         (13,721)
                                                                                       =========       =========
      Net increase in cash and cash equivalents .................................         64,356             300
      Cash and cash equivalents at beginning of period ..........................         23,012          30,576
                                                                                       ---------       ---------
      Cash and cash equivalents at end of period ................................      $  87,368       $  30,876
                                                                                       =========       =========

                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1. ORGANIZATION AND FORMATION OF THE OPERATING PARTNERSHIP

Reckson Operating Partnership, L. P. (the "Operating Partnership") commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the "Company"), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust ("REIT"). The Operating Partnership and the Company (collectively the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities.

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

The Company became the sole general partner of the Operating Partnership by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. At March 31, 2004, the Company's ownership percentage in the Operating Partnership was approximately 94.6%. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of Reckson Management Group, Inc. and Reckson Construction Group, Inc.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at March 31, 2004 and December 31, 2003 and the results of their operations and their cash flows for the three months ended March 31, 2004 and 2003. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements on the equity method of accounting. The service companies which provide management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., Reckson Construction Group, Inc. and Reckson Construction & Development LLC (the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Construction Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction & Development LLC use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a seven property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and the notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2003.

The Company intends to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to corporate Federal income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and requirements relating to distributions of taxable income to shareholders.

The Operating Partnership considers highly liquid investments with maturity of three months or less when purchased to be cash equivalents. Cash balances at March 31, 2004 include approximately $50 million of the net proceeds received during the three month period ended March 31, 2004 relating to property sales, the Company's equity offering (see Note 7) and the Operating Partnership's issuance of senior unsecured notes (see Note 4).

Certain prior period amounts have been reclassified to conform to the current period presentation.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No. 144 does not have an impact on net income allocable to common unit holders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold or held for sale during the period within the consolidated statements of income.

On July 1, 2001 and January 1, 2002, the Operating Partnership adopted FASB Statement No.141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Operating Partnership assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Operating Partnership incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIEs") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. The Operating Partnership adopted FIN 46R during the period ended March 31, 2004. The Operating Partnership has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs requiring consolidation pursuant to such interpretation. The Operating Partnership will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the Operating Partnership's consolidation policy.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement No. 150"). Statement No. 150 is effective for financial instruments entered into or modified after May 15, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The adoption of Statement No. 150 did not have a material effect on the Operating Partnership's financial position or results of operations.

3. MORTGAGE NOTES PAYABLE

As of March 31, 2004, the Operating Partnership had approximately $968.7 million of mortgage notes payable, which mature at various times between 2004 and 2027. The notes are secured by 20 properties with an aggregate carrying value of approximately $1.83 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $43.8 million of the $968.7 million is recourse to the Operating Partnership and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Operating Partnership's mortgage notes payable as of March 31, 2004, by scheduled maturity date (dollars in thousands):


                                                   Principal     Interest       Maturity        Amortization
Property                                          Outstanding      Rate           Date          Term (Years)
----------------------------------------------    -----------    --------    ---------------    ------------
1185 Avenue of the Americas, NY, NY                $ 250,000      4.95%(f)     August, 2004    Interest only
395 North Service Road, Melville, NY                  19,199      6.45%       October, 2005    $34 per month
200 Summit Lake Drive, Valhalla, NY                   18,822      9.25%       January, 2006         25
1350 Avenue of the Americas, NY, NY                   73,631      6.52%          June, 2006         30
Landmark Square, Stamford, CT (a)                     43,750      8.02%       October, 2006         25
100 Summit Lake Drive, Valhalla, NY                   17,353      8.50%         April, 2007         15
333 Earle Ovington Blvd, Mitchel Field, NY (b)        52,609      7.72%        August, 2007         25
810 Seventh Avenue, NY, NY (e)                        80,910      7.73%        August, 2009         25
100 Wall Street, NY, NY (e)                           35,061      7.73%        August, 2009         25
6900 Jericho Turnpike, Syosset, NY                     7,197      8.07%          July, 2010         25
6800 Jericho Turnpike, Syosset, NY                    13,636      8.07%          July, 2010         25
580 White Plains Road, Tarrytown, NY                  12,421      7.86%     September, 2010         25
919 Third Ave, NY, NY (c)                            243,557      6.87%        August, 2011         30
One Orlando Center, Orlando, FL (d)                   37,600      6.82%      November, 2027         28
120 West 45th Street, NY, NY (d)                      62,980      6.82%      November, 2027         28
                                                   ---------      ----
Total/Weighted Average                             $ 968,726      6.65%
                                                   =========

------------------
     (a) Encompasses six Class A office properties.
     (b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.6 million.
     (c) The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $124.2 million.
     (d) Subject to interest rate adjustment on November 1, 2004 to the greater of 8.82% per annum or the yield on non-callable U.S. treasury obligations with a term of fifteen years plus 2% per annum. The Operating Partnership has the ability to pre-pay the loan at that time. In addition, these properties are cross-collateralized.
     (e) These properties are cross-collateralized.
     (f) Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%.

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at March 31, 2004 is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments, which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

4. SENIOR UNSECURED NOTES

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility (as defined below) and to invest in short-term liquid investments.

On March 15, 2004, the Operating Partnership repaid $100 million of the Operating Partnership's 7.4% senior unsecured notes at maturity.

As of March 31, 2004, the Operating Partnership had outstanding approximately $549.1 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                        FACE
    ISSUANCE           AMOUNT     COUPON RATE      TERM         MATURITY
  ----------------    --------    -----------      ----      ----------------
  June 17, 2002       $ 50,000       6.00%        5 years    June 15, 2007
  August 27, 1997      150,000       7.20%       10 years    August 28, 2007
  March 26, 1999       200,000       7.75%       10 years    March 15, 2009
  January 22, 2004     150,000       5.15%        7 years    January 15, 2011
                      --------
                      $550,000
                      ========

Interest on the Senior Unsecured Notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating $1,231,000. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5. UNSECURED CREDIT FACILITY

The Operating Partnership currently has a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of March 31, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 1.99%.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Operating Partnership allocated $0 and approximately $2.6 million of its unsecured corporate interest expense to discontinued operations for the three month periods ended March 31, 2004 and 2003, respectively.

6. COMMERCIAL REAL ESTATE INVESTMENTS

As of March 31, 2004, the Operating Partnership owned and operated 77 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.6 million square feet, 11 industrial / R&D properties comprising approximately 1.1 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

As of March 31, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2004, the Operating Partnership had invested approximately $161.6 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of March 31, 2004, the Operating Partnership has capitalized approximately $2.8 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at March 31, 2004 was approximately $2.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. A second contract to sell a separate parcel of land was signed in October 2003. That contract was subsequently cancelled. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel at March 31, 2004 was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration.

In November 2003, the Operating Partnership disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. For information concerning certain litigation pertaining to this transaction see Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

In January 2004, the Operating Partnership sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Company recorded a net gain of approximately $5.2 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Operating Partnership's consolidated statement of income for the three month period ended March 31, 2004.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $1.8 million for the three month period ended March 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $527,000. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Operating Partnership sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. Net proceeds from these sales are currently being held in short-term, liquid investments. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Operating Partnership will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Operating Partnership would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Operating Partnership may not dispose of this property as part of the Disposition. Management believes that if the Operating Partnership were to continue to hold this property, the cost to address the environmental issues would not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building is near completion. In accordance with FASB Statement No. 66, the Operating Partnership has estimated its book gain, before taxes, on this land sale and build-to-suit transaction to be approximately $23.7 million, of which $4.6 million and $5.8 million has been recognized during the three month periods ended March 31, 2004 and 2003, respectively, and is included in investment and other income on the accompanying consolidated statements of income. Approximately $300,000 is estimated to be earned in future periods when the development is completed.

The Operating Partnership holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of March 31, 2004, the Operating Partnership held a $15 million participating interest in a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). During April 2004, the Operating Partnership acquired the remaining interest in the Mezz Note for approximately $15.5 million. The Mezz Note matures in September 2005, currently bears interest at 12.68%, and the borrower has the right to extend for three additional one-year periods. The Operating Partnership also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $400,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. As of March 31, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.6 million mortgage note payable along with one of the Operating Partnership's New York City buildings. The Operating Partnership has the right to prepay this note in November 2004, prior to its maturity.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of March 31, 2004, the 520JV had total assets of $20 million, a mortgage note payable of $11.8 million and other liabilities of $549,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV income was approximately $114,000 and $106,000 for the three month periods ended March 31, 2004 and 2003, respectively.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, as previously discussed, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million during April 2004. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

7. PARTNERS' CAPITAL

An OP Unit and a share of common stock of the Company have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock of the Company on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of March 31, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit

During March 2004, the Operating Partnership declared the following distributions:


                                               RECORD            PAYMENT        THREE MONTHS      ANNUALIZED
       SECURITY            DISTRIBUTION         DATE              DATE              ENDED        DISTRIBUTION
-----------------------    ------------        ------            -------            -----        ------------
Common unit                   $ .4246      April 6, 2004     April 19, 2004    March 31, 2004      $ 1.6984
Class C common unit           $ .4664      April 6, 2004     April 19, 2004    March 31, 2004      $ 1.8656
Series A preferred unit       $ .4766      April 14, 2004    April 30, 2004    April 30, 2004      $ 1.9063

On November 25, 2003, the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of the Company's common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of OP Units. Further, with respect to the foregoing declarations on dividends on the Company's common and Class B common stock, the Operating Partnership made distributions on its OP Units and Class B common units in like amounts on the same dates.

During the three month period ended March 31, 2004, approximately 630,000 shares of the Company's common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $13.3 million. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

During the quarter ended March 31, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of the senior unsecured notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the senior unsecured notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the senior unsecured notes. The Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. No purchases were made during the three months ended March 31, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2004, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred

Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of approximately $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units. As a result of this redemption, based on current OP Unit distribution rates, annual net distributions will decrease by approximately $1.1 million.

As of March 31, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit. These units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the holder of these units gave notice to the Operating Partnership to convert approximately 3,081 of these units. The Operating Partnership has elected to redeem these units for approximately $3.1 million, including accrued and unpaid dividends which will be applied to amounts owed from the unit holder under the Other Notes.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 233,143 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $308,000 and $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2004 and 2003, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.9 million at March 31, 2004, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2004 amounted to approximately $2.3 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's common stock and the 2003 Rights aggregate 60,760 shares of common stock. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 47,126 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. During the three month periods ended March 31, 2004 and 2003, respectively, the Company recorded approximately $101,000 and $216,000 of compensation expense related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available

1,106,324 shares of its common stock under its existing stock option plans in connection with the core award of this LTIP for ten of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants approximately 207,000 shares of its common stock related to the core component of this LTIP. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $268,000 of compensation expense for the three month periods ended March 31, 2004 and 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

As of March 31, 2004, the Company had approximately 4.7 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vesting terms, at a weighted average exercise price of $23.25 per option. In addition, the Company has approximately 810,000 shares of its common stock reserved for future issuance under its stock option plans.

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

The Operating Partnership issues additional units to the Company, and thereby increases the Company's general partnership interest in the Operating Partnership, with terms similar to the terms of any securities (i.e., common stock or preferred stock) issued by the Company (including any securities issued by the Company upon the exercise of stock options). Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership. In addition, the Operating Partnership or a subsidiary funds the compensation of personnel, including any amounts payable under the Company's LTIP.

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                    -----------------------
                                                      2004          2003
                                                    --------      ---------

     Cash paid during the period for interest       $ 31,501      $  30,076
                                                    ========      =========
     Interest capitalized during the period         $  2,072      $   1,854
                                                    ========      =========

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

The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations in the Operating Partnership's consolidated statements of income, and (iv) the operating results of the Service Companies as part of its Core Portfolio's property operating performance for purposes of its component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant account policies. In addition, amounts reflected have been adjusted to give effect to the Operating Partnership's discontinued operations in accordance with FASB Statement No. 144.

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures (in thousands):


                                                                     Three months ended or as of
                                           ------------------------------------------------------------------------------
                                                       March 31, 2004                         March 31, 2003
                                           --------------------------------------  --------------------------------------
                                              Core                   CONSOLIDATED    Core                    CONSOLIDATED
                                           Portfolio      Other         TOTALS     Portfolio     Other          TOTALS
                                           ----------   ----------   ------------  ---------    ----------   ------------
REVENUES:
Base rents, tenant
  escalations and reimbursements .......   $  127,314   $    1,991    $  129,305   $  107,135   $    1,801    $  108,936
Interest, investment and other income ..        1,425        4,238         5,663          701        6,558         7,259
                                           ----------   ----------    ----------   ----------   ----------    ----------
Total Revenues .........................      128,739        6,229       134,968      107,836        8,359       116,195
                                           ----------   ----------    ----------   ----------   ----------    ----------

EXPENSES:
Property operating expenses ............       50,716          768        51,484       42,552          844        43,396
Marketing, general and administrative ..        4,216        2,863         7,079        3,984        3,593         7,577
Interest ...............................       15,630       10,031        25,661       10,007       10,090        20,097
Depreciation and amortization ..........       27,536        1,630        29,166       27,225        1,600        28,825
                                           ----------   ----------    ----------   ----------   ----------    ----------
Total Expenses .........................       98,098       15,292       113,390       83,768       16,127        99,895
                                           ----------   ----------    ----------   ----------   ----------    ----------

Income (loss) before minority interests,
  preferred distributions, equity in
  earnings of real estate joint ventures
  and service companies and discontinued
  operations ...........................   $   30,641   $   (9,063)   $   21,578   $   24,068   $   (7,768)   $   16,300
                                           ==========   ==========    ==========   ==========   ==========    ==========
Total Assets ...........................   $2,864,793   $  278,870    $3,143,663   $2,625,518   $  282,946    $2,908,464
                                           ==========   ==========    ==========   ==========   ==========    ==========

10. NON CASH INVESTING AND FINANCING ACTIVITIES

In January 2004, in connection with the Operating Partnership's acquisition of 1185 Avenue of the Americas, New York, NY, the Operating Partnership assumed a $202 million mortgage note payable and $48 million of mezzanine debt (see Note
6).

In connection with the Company exercising its option to redeem its Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units.

11. RELATED PARTY TRANSACTIONS

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

In addition, in April 2004, the Company completed the sale to the Rechler family two of the three properties remaining in connection with the Disposition (see
Note 6).

In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three month periods ended March 31, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $461,000 and $125,100, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $66,000 and $71,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $760,000. The Company had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2004 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and a joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate their ownership positions in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of March 31, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

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

The Operating Partnership makes estimates of the collectibility of its tenant accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Operating Partnership specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends, changes in customer payment terms, publicly available information and, to the extent available, guidance provided by the tenant when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Operating Partnership makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Operating Partnership's net income because a higher bad debt reserve results in less net income.

The Operating Partnership incurred approximately $1.1 million and $2.0 million of bad debt expense during the three month periods ended March 31, 2004 and 2003, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the periods presented.

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

Reckson Construction Group, Inc., Reckson Construction & Development LLC, (the successor to Reckson Construction Group, Inc.) and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

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

On July 1, 2001 and January 1, 2002, the Operating Partnership adopted FASB Statement No.141, "Business Combinations" and FASB Statement No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values. The Operating Partnership assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Operating Partnership incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

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

The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with the provisions of Statement No. 144, the Operating Partnership allocated $0 and approximately $2.6 million of its unsecured corporate interest expense to discontinued operations for the three months ended March 31, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Operating Partnership considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash balances at March 31, 2004 include approximately $50 million of the net proceeds received during the three month period ended March 31, 2004 relating to property sales, the Company's March 2004 equity offering and the Operating Partnership's January 2004 issuance of senior unsecured notes.

OVERVIEW AND BACKGROUND

The Operating Partnership, which commenced operations on June 2, 1995, is engaged in the ownership, operation, acquisition, leasing, financing, management and development of office and to a lesser extent industrial properties and also owns land for future development located in the commercial real estate markets in and around the New York City tri-state area (the "Tri-State Area"). Reckson Associates Realty Corp. ("the Company"), is a self administered and self managed real estate investment trust ("REIT"), and serves as the sole general partner of the Operating Partnership. The Operating Partnership conducts its management; leasing, construction and development related services through the Company's taxable REIT subsidiaries. Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction & Development, LLC (the "Service Companies") currently provide these services. The Operating Partnership and the Company (collectively the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities.

As of March 31, 2004, the Operating Partnership owned and operated 77 office properties (inclusive of ten office properties owned through joint ventures) comprising approximately 14.6 million square feet, 11 industrial / R&D properties comprising approximately 1.1 million square feet and one retail property comprising approximately 9,000 square feet located in the Tri-State Area.

As of March 31, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of March 31, 2004, the Operating Partnership had invested approximately $161.6 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. As of March 31, 2004, the Operating Partnership has capitalized approximately $2.8 million related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at March 31, 2004 was approximately $2.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. A second contract to sell a separate parcel of land was signed in October 2003. That contract was subsequently cancelled. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel at March 31, 2004 was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration.

In November 2003, the Company disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 common units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit

Facility (as defined below). For information concerning certain litigation matters pertaining to this transaction see Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million.

During the three months ended March 31, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $461,000 and $125,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $66,000 and $71,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $760,000. The Operating Partnership had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $447,000.

In January 2004, the Operating Partnership sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured credit facility. As a result, the Operating Partnership recorded a net gain of approximately $5.2 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Operating Partnership's consolidated statement of income for the three month period ended March 31, 2004.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $1.8 million for the three month period ended March 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $527,000. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Operating Partnership sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. Net proceeds from these sales are currently being held in short-term, liquid investments. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Operating Partnership will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Operating Partnership would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Operating Partnership may not dispose of this property as part of the Disposition. Management believes that if the Operating Partnership were to continue to hold this property, the cost to address the environmental issues would not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

During the quarter ended March 31, 2004, the Operating Partnership executed a lease with Nassau County for the entire building and concourse level at 60 Charles Lindbergh Blvd., Long Island, comprising approximately 200,000 square feet, including 127,000 square feet previously vacated by WorldCom/MCI. 60 Charles Lindbergh Blvd. will be repositioned to satisfy Nassau County's use, requiring customary municipal approvals.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and has been retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building is near completion. In accordance with FASB Statement No. 66, the Operating Partnership has estimated its book gain, before taxes, on this land sale and build-to-suit transaction to be approximately $23.7 million, of which $4.6 million and $5.8 million has been recognized during the three month periods ended March 31, 2004 and 2003, respectively, and is included in investment and other income on the Operating Partnership's consolidated statements of income. Approximately $300,000 is estimated to be earned in future periods when the development is completed.

The Operating Partnership holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. As of March 31, 2004, the Operating Partnership held a $15 million participating interest in a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). During April 2004, the Operating Partnership acquired the remaining interest in the Mezz Note for approximately $15.5 million. The Mezz Note matures in September 2005, currently bears interest at 12.68%, and the borrower has the right to extend for three additional one-year periods. The Operating Partnership also holds three other notes receivable aggregating $21.5 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $400,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. As of March 31, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.6 million mortgage note payable along with one of the Operating Partnership's New York City buildings. The Operating Partnership has the right to prepay this note in November 2004, prior to its maturity.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of March 31, 2004, the 520JV had total assets of $20 million, a mortgage note payable of $11.8 million and other liabilities of $549,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.8 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV income was approximately $114,000 and $106,000 for the three month periods ended March 31, 2004 and 2003, respectively.

During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Operating Partnership owns, through Metropolitan, six Class A office properties, located in the New York City borough of Manhattan, aggregating approximately 4.5 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, as previously discussed, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million during April 2004. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

The total market capitalization of the Operating Partnership at March 31, 2004 was approximately $3.7 billion. The Operating Partnership's total market capitalization is based on the sum of (i) the market value of the Operating Partnership's OP Units (which for this purpose is based on the closing price of the Company's common stock on March 31, 2004), (ii) the liquidation preference values of the Operating Partnership's preferred units and (iii) the approximately $1.5 billion (including its share of consolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) of debt outstanding at March 31, 2004. As a result, the Operating Partnership's total debt to total market capitalization ratio at March 31, 2004 equaled approximately 40.0%.

During 1997, the Company formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate, operating companies outside the Company's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Company has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Company increased the RSVP Commitment to $110 million and as of March 31, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Company in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of March 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine's operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Company has discontinued the accrual of interest income with respect to the FrontLine Loans. The Company has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and a joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate their ownership positions in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Company's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Company's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of March 31, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Company's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP.

RESULTS OF OPERATIONS

The following table is a comparison of the results of operations for the three month period ended March 31, 2004 to the three month period ended March 31, 2003 (dollars in thousands):


                                                      THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------
                                                                                CHANGE
                                                                        ---------------------
                                              2004          2003        DOLLARS       PERCENT
                                            --------      --------      --------      -------
PROPERTY OPERATING REVENUES:
 Base rents ..........................      $111,210      $ 94,919      $ 16,291       17.2%
 Tenant escalations and reimbursements        18,095        14,017         4,078       29.1%
                                            --------      --------      --------
 TOTAL PROPERTY OPERATING REVENUES ...      $129,305      $108,936      $ 20,369       18.7%
                                            ========      ========      ========

PROPERTY OPERATING EXPENSES:
 Operating expenses ..................      $ 30,879      $ 26,442      $  4,437       16.8%
 Real estate taxes ...................        20,605        16,954         3,651       21.5%
                                            --------      --------      --------
 TOTAL PROPERTY OPERATING EXPENSES ...      $ 51,484      $ 43,396      $  8,088       18.6%
                                            ========      ========      ========

INVESTMENTS AND OTHER INCOME .........      $  5,663      $  7,259      $ (1,596)     -22.0%
                                            ========      ========      ========

OTHER EXPENSES:
 Interest expense ....................      $ 25,661      $ 20,097      $  5,564       27.7%
 Marketing, general and
 administrative ......................         7,079         7,577          (498)      -6.6%
                                            --------      --------      --------
 TOTAL OTHER EXPENSES ................      $ 32,740      $ 27,674      $  5,066       18.3%
                                            ========      ========      ========

The Operating Partnership's property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $20.4 million for the three months ended March 31, 2004 as compared to the 2003 period. Property Operating Revenues increased $11.8 million attributable to lease up of newly developed or redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $1.4 million from built-in rent increases for existing tenants in our "same store" properties and by a $4.1 million increase in termination fees. Property Operating Revenues also increased by approximately $1.4 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $4.1 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by the allocation of $1.4 million of revenue attributable to discontinued operations in accordance with FASB Statement No. 144, $300,000 in same space rental rate decreases and $700,000 of free rent concessions.

The Operating Partnership's property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by approximately $8.1 million for the three months ended March 31, 2004 as compared to the 2003 period. The increase is primarily attributable the Operating Partnership's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $5.2 million. The remaining increase in Property Expenses is attributable to approximately $1.0 million from newly developed or redeveloped assets and $1.5 million in real estate taxes and $400,000 in operating expenses from the Operating Partnership's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $1.6 million or 22.0 % from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. The decrease is primarily attributable to a decrease in the gain recognized on the Operating Partnership's land sale and build-to-suit transaction of approximately $1.2 million.

Interest expense increased by $5.6 million or 27.7 % from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. The increase is primarily attributable to the net increase of $50 million in the Operating Partnership's senior unsecured notes which resulted in approximately $
1.2 million of additional interest expense and approximately $ 3.1 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004. In addition, during the three month period ended March 31, 2003, the Operating Partnership allocated approximately $2.8 million of its interest expense to discontinued operations in accordance with FASB Statement No. 144 with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $317,000 incurred under the Operating Partnership's "same store" mortgage portfolio, in capitalized interest expense of approximately $218,000 attributable to a decrease in development projects and in interest expense of approximately $1.0 million incurred under the Operating Partnership's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Operating Partnership's unsecured credit facility was $119.7 million for the three months ended March 31, 2004 as compared to $285.6 million for the three months ended March 31, 2003.

Marketing, general and administrative expenses decreased by $498,000 or 6.6% from the three month period ended March 31, 2003 as compared to the same quarterly period of 2004. This overall decrease is attributable to the efficiencies the Operating Partnership achieved as a result of its November 2003 restructuring and related termination of certain employees and the settlement of the employment contracts of certain former executive officers of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Operating Partnership has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Operating Partnership is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three month period ended March 31, 2004, the Operating Partnership paid $10.1 million for tenanting costs including tenant improvement costs and leasing commissions. For the year ended December 31, 2003, the Operating Partnership paid $50.3 million for such tenanting costs. As a result of these and / or other operating factors, the Operating Partnership's cash flow from operating activities was not sufficient to pay 100% of the distributions paid on its common units. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership has used proceeds of property sales or borrowings under its credit facility. Based on the Operating Partnership's forecasted leasing for 2004, it anticipates that it will incur similar shortfalls. The Operating Partnership currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Operating Partnership periodically reviews its distribution policy to determine the appropriateness of the Operating Partnership's distribution rate relative to the Operating Partnership's cash flows. The Operating Partnership adjusts its distribution rate based on the forecasted increases and decreases in its cash flow as well as required distributions of the Company's taxable income to maintain its status as a

REIT. There can be no assurance that the Operating Partnership will maintain the current quarterly distribution level on its common units. The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. There can be no assurance that there will be adequate demand for the Operating Partnership's equity at the time or at the price in which the Operating Partnership desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets. However, there can be no assurances that the Operating Partnership will be able to identify such opportunities that meet the Operating Partnership's underwriting criteria. The Operating Partnership will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term. The Operating Partnership's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Operating Partnership on an ongoing basis. Negative changes in the Operating Partnership's ratings would result in increases in the Operating Partnership's borrowing costs, including borrowings under the Operating Partnership's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. In addition, vacancy rates in our markets are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords are being required to grant greater concessions such as free rent and tenant improvements. The Operating Partnership's markets have also been experiencing higher real estate taxes and utility rates. Additionally, the Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Operating Partnership's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies are limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, (other than its two largest properties), including for acts of terrorism up to $500 million on a per occurrence basis. The two largest properties are covered for up to $200 million on such policies and are covered under separate policies, which include coverage for acts of terrorism, up to the estimated replacement cost for these properties.

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

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. As a result, it is anticipated that the Operating Partnership will make distributions in amounts sufficient to meet this requirement. The Operating Partnership expects to use its cash flow from operating activities for distributions and for payment of recurring, non-incremental revenue-generating expenditures. The Company intends to invest amounts accumulated for distribution in short-term liquid investments.

The Operating Partnership currently has a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility matures in December 2005, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of March 31, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 1.99%.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At March 31, 2004, the Operating Partnership had availability under the Credit Facility to borrow an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

During the quarter ended March 31, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of the senior unsecured notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the senior unsecured notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs will be amortized over the term of the senior unsecured notes. The Company also completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Operating Partnership continues to seek opportunities to acquire real estate assets in its markets. The Operating Partnership has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Operating Partnership's commercial real estate assets, the Operating Partnership has sold certain non-core assets or interests in assets where significant value has been created. During 2003, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during the three months ended March 31, 2004, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $20.2 million. The Operating Partnership has used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments can be made.

An OP Unit and a share of common stock of the Company have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock of the Company on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of March 31, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit.

On November 25, 2003, the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of its common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of OP Units. Further, with respect to the foregoing declarations on dividends on the Company's common and Class B common stock, the Operating Partnership made distributions on its OP Units and Class B common units in like amounts on the same dates.

During the three month period ended March 31, 2004, approximately 630,000 shares of the Company's common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $13.3 million. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange will be effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. No purchases were made during the three months ended March 31, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On March 31, 2004, the Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of approximately $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed it's Series B preferred units with the Company for approximately 1,958,000 OP Units. As a result of this redemption, based on current OP Unit distribution rates, annual net distributions will decrease by approximately $1.1 million.

As of March 31, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit. These units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the holder of these units gave notice to the Operating Partnership to convert approximately 3,081 of these units. The Operating Partnership has elected to redeem these units for approximately $3.1 million, including accrued and unpaid dividends which will be applied to amounts owed from the unit holder under the Other Notes.

The Operating Partnership's indebtedness at March 31, 2004 totaled approximately $1.5 billion (including its share of consolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) and was comprised of $90 million outstanding under the Credit Facility, approximately $549.1 million of senior unsecured notes and approximately $836.1 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.7 billion at March 31, 2004 (calculated based on the sum of (i) the market value of the OP Units, assuming conversion (which for this purpose is based on the closing price of the Company's common stock on March 31, 2004), (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the $1.5 billion of debt), the Operating Partnership's debt represented approximately 40.0% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership's significant consolidated debt obligations, by scheduled principal cash flow payments and maturity date, and its commercial commitments by scheduled maturity at March 31, 2004 (in thousands):


                                                                       MATURITY DATE
                                 ----------------------------------------------------------------------------------------
                                    2004         2005         2006         2007         2008      THEREAFTER      TOTAL
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
Mortgage notes payable (1)       $    9,944   $   13,887   $   13,478   $   10,969   $    9,989   $  105,178   $  163,445
Mortgage notes payable (2) (3)      250,000       18,553      129,920       60,539           --      346,269      805,281
Senior unsecured notes                   --           --           --      200,000           --      350,000      550,000
Unsecured credit facility                --       90,000           --           --           --           --       90,000
Land lease obligations (4)            3,702        3,729        3,786        3,713        3,713       75,423       94,066
Operating leases                        760          787          816          844          359           --        3,566
Air rights lease obligations            333          333          333          333          333        3,680        5,345
                                 ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                 $  264,739   $  127,289   $  148,333   $  276,398   $   14,394   $  880,550   $1,711,703
                                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

(1)  Scheduled principal amortization payments.
(2)  Principal payments due at maturity.
(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at March 31, 2004 is approximately $7.8 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.
(4) The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which twelve of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Operating Partnership, expire between 2006 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Operating Partnership under certain limited circumstances including environmental issues and breaches of material representations.

During August 2004 the mortgage note payable and mezzanine debt, aggregating $250 million, on the property located at 1185 Avenue of the Americas, New York, NY, matures. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

At March 31, 2004, the Operating Partnership had approximately $950,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $43.8 million, or 4.5%, of the Operating Partnership's mortgage debt is recourse to the Operating Partnership.

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

Three of the Operating Partnership's office properties are held in joint ventures which contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

With the recent appointment of Messrs. Crocker, Steinberg, Ruffle and Ms. McCaul as additional independent directors and the retirement of Mr. Kevenides, the Company's Board of Directors currently consists of nine independent directors and two insiders. Mr. Peter Quick serves as the Lead Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions include opting out of the Maryland Business Combination Statute, proposing to de-stagger the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and proposing that the Company modify its "five or fewer" limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire $100,000 of common stock of the Company and a policy which requires that at least one independent director be rotated off the Board every three years.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 1,372,393 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 233,143 shares of common stock subject to the original stock loans which are anticipated to vest between 2004 and 2011. Approximately $308,000 and $1.1 million of compensation expense was recorded for the three month periods ended March 31, 2004 and 2003, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.9 million at March 31, 2004, and have been included as a reduction of additional paid in capital on the Operating Partnership's consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2004 amounted to approximately $2.3 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of Class A common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 190,524 shares of the Company's common stock and the 2003 Rights aggregate 60,760 shares of common stock. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 47,126 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. During the three month periods ended March 31, 2004 and 2003, respectively, the Company recorded approximately $101,000 and $216,000 of compensation expense related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 1,106,324 shares of its common stock under its existing stock option plans in connection with the core award of this LTIP for ten of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants approximately 207,000 shares of its common stock related to the core component of this LTIP. As of March 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $268,000 of compensation expense for the three month periods ended March 31, 2004 and 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner's liability therefor as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

All of the Operating Partnership's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Operating Partnership's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson Associates, the predecessor of the Operating Partnership, and subjected to a Phase 1 in April
1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnership's business.

Soil, sediment and groundwater contamination, consisting of volatile organic compounds ("VOCs") and metals, has been identified at the property at 32 Windsor Place, Central Islip, New York. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of the Operating Partnership, has been reported to the New York State Department of Environmental Conservation. The Operating Partnership has notified the tenant of the findings and has demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and the Operating Partnership are liable for the cost of investigation and remediation. The Operating Partnership does not believe that the cost of investigation and remediation will be material and the Operating Partnership has recourse against the tenant. However, there can be no assurance that the Operating Partnership will not incur liability that would have a material adverse effect on the Operating Partnership's business.

In March 2004, the Operating Partnership received notification from the Internal Revenue Service indicating that they have selected the 2001 tax return of the Operating Partnership for examination. The examination process is currently on going.

FUNDS FROM OPERATIONS

Management believes that Funds from Operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, the Operating Partnership believes it provides useful information to the Company's shareholders, potential investors and management. The Operating Partnership computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable assets plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Operating Partnership's FFO calculation (unaudited and in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -------------------------------
                                                                                        2004              2003
                                                                                    -------------     -------------

Net income allocable to common unit holders....................................     $    16,900       $      9,659
Adjustments for funds from operations:
   Add:
      Real estate depreciation and amortization................................          28,557             31,327
      Minority partners' interests in consolidated partnerships................           6,325              4,690
   Less:
      Gain on sales of depreciable real estate.................................           5,156                 --
      Amounts distributable to minority partners in consolidated partnerships..           8,504              6,807
                                                                                    -------------     -------------

Funds From Operations ("FFO").............................................          $     38,122      $     38,869
                                                                                    =============     =============

     Weighted average units outstanding........................................           64,914            65,392
                                                                                    =============     =============

INFLATION

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will be offset by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Operating Partnership has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Operating Partnership has included these costs as part of its escalatable expenses. The Operating Partnership has billed these escalatable expense items to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Operating Partnership's properties contain vacant space, the Company will bear such inflationary increases in expenses.

The Credit Facility, $250 million of the Operating Partnership's mortgage notes payable and the Mezz Note, bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling approximately $100 million, to protect itself against potentially rising interest rates. At March 31, 2004, the fair value of these instruments reasonably approximate their carrying value.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                        --------------------------------------------------------------
                            2004        2005        2006        2007         2008     Thereafter   Total (1)       FMV
                        ----------------------------------------------------------------------------------------------------
Long term debt:
  Fixed rate.......     $   9,944    $  32,440   $ 143,398    $ 271,508    $  9,989   $ 801,447   $ 1,268,726    $ 1,378,000
  Weighted average
    interest rate..         7.48%        6.90%       7.37%        7.14%       7.23%       7.40%         7.33%

  Variable rate....     $ 250,000    $  90,000   $      --    $      --    $     --   $      --   $   340,000    $   340,000
  Weighted average
    interest rate..         4.95%        1.99%          --           --          --          --         4.17%

        (1) Includes aggregate unamortized issuance discounts of approximately $1,231,000 on certain of the senior unsecured notes which are due at maturity.

        In addition, a one percent increase in the LIBOR rate would have a $900,000 annual increase in interest expense on the $90 million of variable rate debt due in 2005. A one percent increase in LIBOR would have no impact to interest expense on the $250 million of variable rate debt due in 2004, as interest reported in the current period is calculated using a LIBOR rate in excess of one percent over the LIBOR rate at March 31, 2004.

        The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2004 (dollars in thousands):

                                       For the Year Ended December 31,
                        ---------------------------------------------------------------
                            2004        2005         2006        2007         2008       Thereafter   Total (1)      FMV
                        -------------------------------------------------------------------------------------------------------
Mortgage notes and
notes receivable:

Fixed rate...........    $ 21,500    $      --     $    --   $   16,990      $    --      $    --   $  38,490      $  39,905
  Weighted average
  interest rate......      10.85%           --          --       12.00%           --           --      11.36%

Variable rate........    $     --    $  15,000     $    --   $       --      $    --      $    --   $  15,000      $  15,000
  Weighted average
  interest rate......          --       13.43%          --           --           --           --      13.43%

        (1) Excludes interest receivables aggregating approximately $2.0 million dollars.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Operating Partnership has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Operating Partnership with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Operating Partnership's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of the Operating Partnership's management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SELECTED PORTFOLIO INFORMATION

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of March 31, 2004:

                                          WTD. AVG.                    PERCENT OF PRO-RATA    PERCENT OF CONSOLIDATED
                                       TERM REMAINING      TOTAL       SHARE OF ANNUALIZED        ANNUALIZED BASE
    TENANT NAME (1)                       (YEARS)       SQUARE FEET    BASE RENTAL REVENUE         RENTAL REVENUE
------------------------------------  ----------------  -----------   ----------------------  -----------------------

*  DEBEVOISE & PLIMPTON                     17.8           465,420             3.4%                    5.7%
   KING & SPALDING                           8.0           173,554             2.2%                    1.9%
*  AMERICAN EXPRESS                          9.5           129,818             1.9%                    1.7%
   VERIZON COMMUNICATIONS INC.               2.8           210,425             1.6%                    1.4%
*  BANK OF AMERICA / FLEET BANK (2)          4.8           185,446             1.5%                    1.5%
*  SCHULTE ROTH & ZABEL                     16.7           279,746             1.4%                    2.4%
*  FUJI PHOTO FILM USA                       8.7           186,484             1.3%                    1.2%
   DUN & BRADSTREET CORP.                    8.5           123,000             1.2%                    1.1%
   UNITED DISTILLERS                         1.0           137,918             1.2%                    1.0%
*  WORLDCOM / MCI                            2.8           244,730             1.2%                    1.1%
   ARROW ELECTRONICS                         9.8           163,762             1.1%                    1.0%
   AMERADA HESS CORPORATION                  8.8           127,300             1.1%                    1.0%
   T.D. WATERHOUSE                           3.4           103,381             1.0%                    0.9%
   WESTDEUTSCHE LADESBANK                   12.1            53,000             1.0%                    0.9%
   D.E. SHAW                                11.8            79,515             1.0%                    0.8%
   PRACTICING LAW INSTITUTE                  9.9            77,500             0.9%                    0.8%
*  BANQUE NATIONALE DE PARIS                12.3           145,834             0.9%                    1.5%
   NORTH FORK BANK                          11.8           126,770             0.9%                    0.8%
*  KRAMER LEVIN NESSEN KAMIN                 1.1           158,144             0.9%                    1.5%
   HELLER EHRMAN WHITE                       1.2            64,526             0.9%                    0.8%
   VYTRA HEALTHCARE                          3.8           105,613             0.9%                    0.7%
   P.R. NEWSWIRE ASSOCIATES                  4.1            67,000             0.8%                    0.7%
*  DRAFT WORLDWIDE INC.                      9.6           124,008             0.8%                    1.3%
   HOFFMAN-LA ROCHE INC.                     7.6           120,736             0.8%                    0.7%
   LABORATORY CORP. OF AMERICA               3.2           108,000             0.7%                    0.6%

        (1) Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
        (2) Adjusted to reflect Bank of America's merger with Fleet Bank which was completed on April 1, 2004.
         * Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2000 through 2003 and for the three month period ended March 31, 2004 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando,
FL:

                                                                                            Average         YTD
                                   2000         2001            2002          2003         2000-2003        2004
                             ----------------------------------------------------------------------------------------
Suburban Office Properties
     Total                   $  3,289,116   $  4,606,069   $  5,283,674   $  6,791,336    $  4,992,549   $  1,434,002
     Per Square Foot         $       0.33   $       0.45   $       0.53   $       0.67    $       0.49   $       0.14

NYC Office Properties
     Total                   $    946,718   $  1,584,501   $  1,939,111   $  1,922,209    $  1,598,135   $    580,643
     Per Square Foot         $       0.38   $       0.45   $       0.56   $       0.55    $       0.48   $       0.13

Industrial Properties
     Total                   $    813,431   $    711,666   $  1,881,627   $  1,218,401(1) $  1,156,281   $      5,375
     Per Square Foot         $       0.11   $       0.11   $       0.28   $       0.23    $       0.18   $       0.01

TOTAL PORTFOLIO              ----------------------------------------------------------------------------------------
     Total                   $  5,049,265   $  6,902,236   $  9,104,412   $  9,931,946    $  7,746,965   $  2,020,020
     Per Square Foot         $       0.25   $       0.34   $       0.45   $       0.52    $       0.39   $       0.13

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2003 and for the three month period ended March 31, 2004 for the Operating Partnership's office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                      Average        YTD
                                   2000         2001         2002          2003      2000-2003     2004 (1)       New       Renewal
                                ---------------------------------------------------------------------------------------------------
Long Island Office Properties
  Tenant Improvements         $ 2,853,706 $ 2,722,457  $ 1,917,466    $ 3,774,722    $ 2,817,088 $ 1,500,323  $  921,051 $  579,272
  Per Square Foot Improved    $      6.99 $      8.47  $      7.81    $      7.05    $      7.58 $     10.11  $    16.02 $     6.38
  Leasing Commissions         $ 2,208,604 $ 1,444,412  $ 1,026,970    $ 2,623,245    $ 1,825,808 $   650,625  $  304,594 $  346,031
  Per Square Foot Leased      $      4.96 $      4.49  $      4.18    $      4.90    $      4.63 $      4.39  $     5.30 $     3.81
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $     11.95 $     12.96  $     11.99    $     11.95    $     12.21 $     14.50  $    21.32 $    10.19
                              =====================================================================================================

Westchester Office Properties
  Tenant Improvements         $ 1,860,027 $ 2,584,728  $ 6,391,589(2) $ 3,732,370    $ 3,642,178 $ 2,110,696  $1,659,782 $  450,914
  Per Square Foot Improved    $      5.72 $      5.91  $     15.05    $     15.98    $     10.66 $     17.17  $    17.79 $    15.22
  Leasing Commissions         $   412,226 $ 1,263,012  $ 1,975,850(2) $   917,487    $ 1,142,144 $   852,377  $  749,819 $  102,558
  Per Square Foot Leased      $      3.00 $      2.89  $      4.65    $      3.93    $      3.62 $      6.93  $     8.04 $     3.47
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $      8.72 $      8.80  $     19.70    $     19.91    $     14.28 $     24.10  $    25.83 $    18.69
                              =====================================================================================================

Connecticut Office Properties
  Tenant Improvements         $   385,531 $   213,909  $   491,435    $   588,087    $   419,740 $   106,088  $   23,760 $   82,328
  Per Square Foot Improved    $      4.19 $      1.46  $      3.81    $      8.44    $      4.47 $      5.31  $     5.74 $     5.20
  Leasing Commissions         $   453,435 $   209,322  $   307,023    $   511,360    $   370,285 $    83,473  $   14,883 $   68,590
  Per Square Foot Leased      $      4.92 $      1.43  $      2.38    $      7.34    $      4.02 $      4.18  $     3.60 $     4.33
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $      9.11 $      2.89  $      6.19    $     15.78    $      8.49 $      9.49  $     9.34 $     9.53
                              =====================================================================================================

New Jersey Office Properties
  Tenant Improvements         $ 1,580,323 $ 1,146,385  $ 2,842,521    $ 4,327,295    $ 2,474,131 $   230,927  $  185,161 $   45,766
  Per Square Foot Improved    $      6.71 $      2.92  $     10.76    $     11.57    $      7.99 $      4.26  $     5.97 $     1.97
  Leasing Commissions         $ 1,031,950 $ 1,602,962  $ 1,037,012    $ 1,892,635    $ 1,391,140 $   156,937  $  137,233 $   19,704
  Per Square Foot Leased      $      4.44 $      4.08  $      3.92    $      5.06    $      4.38 $      2.90  $     4.43 $     0.85
                              ----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $     11.15 $      7.00  $     14.68    $     16.63    $     12.37 $      7.16  $    10.40 $     2.82
                              =====================================================================================================

New York City Office
    Properties
  Tenant Improvements         $    65,267 $   788,930  $ 4,350,106    $ 5,810,017(3) $ 2,753,580 $ 2,542,592  $1,496,055 $1,046,537
  Per Square Foot Improved    $      1.79 $     15.69  $     18.39    $     32.84    $     17.18 $     22.66  $    31.65 $    16.11
  Leasing Commissions         $   418,185 $ 1,098,829  $ 2,019,837    $ 2,950,330(3) $ 1,621,795 $   744,213  $  216,980 $  527,233
  Per Square Foot Leased      $     11.50 $     21.86  $      8.54    $     16.68    $     14.64 $      6.63  $     4.59 $     8.12
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $     13.29 $     37.55  $     26.93    $     49.52    $     31.82 $     29.29  $    36.24 $    24.23
                              =====================================================================================================

Industrial Properties
  Tenant Improvements         $   650,216 $ 1,366,488  $ 1,850,812    $ 1,249,200    $ 1,279,179 $   143,556  $  143,556 $        0
  Per Square Foot Improved    $      0.95 $      1.65  $      1.97    $      2.42    $      1.75 $      1.60  $     1.60 $     0.00
  Leasing Commissions         $   436,506 $   354,572  $   890,688    $   574,256    $   564,005 $   225,539  $  225,539 $        0
  Per Square Foot Leased      $      0.64 $      0.43  $      0.95    $      1.11    $      0.78 $      2.52  $     2.52 $     0.00
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $      1.59 $      2.08  $      2.92    $      3.53    $      2.53 $      4.12  $     4.12 $     0.00
                              =====================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements         $ 7,395,070 $ 8,822,897  $17,843,929    $19,481,691    $13,385,896 $ 6,634,182  $4,429,365 $2,204,817
  Per Square Foot Improved    $      4.15 $      4.05  $      7.96    $     10.22    $      6.66 $     12.13  $    13.73 $     9.82
  Leasing Commissions         $ 4,960,906 $ 5,973,109  $ 7,257,380    $ 9,469,313    $ 6,915,177 $ 2,713,164  $1,649,048 $1,064,116
  Per Square Foot Leased      $      3.05 $      2.75  $      3.24    $      4.97    $      3.54 $      4.96  $     5.11 $     4.74
                              -----------------------------------------------------------------------------------------------------
  Total Per Square Foot       $      7.20 $      6.80  $     11.20    $     15.19    $     10.20 $     17.09  $    18.84 $    14.56
                              =====================================================================================================


(1) Excludes $2.5 million of deferred leasing costs attributable to space marketed but not yet leased.
(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.
(3) Excludes $5.8 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise with a lease commencement date in 2005. Also excludes tenant improvements of $0.2 million for Sandler O'Neil & Partners (7,446 SF) for expansion space with a lease commencement date in 2004.

The following table sets forth the Operating Partnership's lease expiration table, as adjusted for pre-leased space, at April 1, 2004 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio other than One Orlando Center in Orlando, FL:

                                TOTAL PORTFOLIO
-------------------------------------------------------------------------------
                      Number of         Square     % of Total     Cumulative
Year of                 Leases           Feet       Portfolio     % of Total
Expiration             Expiring        Expiring      Sq Ft      Portfolio Sq Ft
-------------------------------------------------------------------------------
2004                       126           840,601       5.4%          5.4%
2005                       191         1,664,052      10.7%         16.1%
2006                       191         1,713,867      11.0%         27.1%
2007                       110         1,151,012       7.4%         34.5%
2008                       111           992,094       6.4%         40.9%
2009                        92         1,157,063       7.4%         48.3%
2010 and thereafter        278         6,833,032      44.0%         92.3%
-------------------------------------------------------------------------------
Total/Weighted
  Average                1,099        14,351,721      92.3%
-------------------------------------------------------------------------------
Total Portfolio Square
  Feet                                15,533,128
-------------------------------------------------------------------------------

                                OFFICE PORTFOLIO
-------------------------------------------------------------------------------
                      Number of         Square     % of Total     Cumulative
Year of                 Leases           Feet        Office       % of Total
Expiration             Expiring        Expiring      Sq Ft      Portfolio Sq Ft
-------------------------------------------------------------------------------
2004                       122           796,781       5.5%          5.5%
2005                       189         1,567,902      10.7%         16.2%
2006                       187         1,616,901      11.1%         27.3%
2007                       106         1,081,520       7.4%         34.7%
2008                       108           949,281       6.5%         41.2%
2009                        91         1,112,082       7.6%         48.8%
2010 and thereafter        273         6,485,735      44.4%         93.2%
-------------------------------------------------------------------------------
Total/Weighted
  Average                1,076        13,610,202      93.2%
-------------------------------------------------------------------------------
Total Office Portfolio
  Square Feet                         14,611,422
-------------------------------------------------------------------------------

                            INDUSTRIAL/R&D PORTFOLIO
-------------------------------------------------------------------------------
                      Number of         Square     % of Total     Cumulative
Year of                Leases            Feet    Industrial/R&D   % of Total
Expiration            Expiring         Expiring      Sq Ft      Portfolio Sq Ft
-------------------------------------------------------------------------------
2004                         4            43,820       4.8%          4.8%
2005                         2            96,150      10.4%         15.2%
2006                         4            96,966      10.5%         25.7%
2007                         4            69,492       7.5%         33.2%
2008                         3            42,813       4.6%         37.8%
2009                         1            44,981       4.9%         42.7%
2010 and thereafter          5           347,297      37.7%         80.4%
-------------------------------------------------------------------------------
Total/Weighted
  Average                   23           741,519      80.4%
-------------------------------------------------------------------------------
Total Industrial/R&D
Portfolio Square Feet                    921,706
-------------------------------------------------------------------------------

The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                         ---------------------------------
                                                               2004                2003
                                                         -----------------    ------------
      Capital expenditures:
           Non-incremental..............................  $         2,020      $    2,272
           Incremental..................................              233             255
      Tenant improvements:
           Non-incremental..............................            4,469          12,366
           Incremental..................................              905              23
                                                         -----------------    ------------
      Additions to commercial real estate properties....  $         7,627      $   14,916
                                                         =================    ============

      Leasing costs:
           Non-incremental..............................  $         3,239      $    2,599
           Incremental..................................            1,345           2,188
                                                         -----------------    ------------
      Payment of deferred leasing costs.................  $         4,584      $    4,787
                                                         =================    ============

      Acquisition and development costs.................  $         4,781      $    5,888
                                                         =================    ============

The following tables set forth certain information as of March 31, 2004 for each of the Operating Partnership's properties (excluding One Orlando Centre, located in Orlando, Florida). These tables update and supercede similar tables in the Operating Partnership's 2003 Form 10-K which, in certain cases, understated the amounts contained in the column captioned "Annual Base Rent per Leased Square Foot" which used the "Rental Square Feet" as the denominator to calculate "Annual Base Rent per Leased Square Foot" rather than the product of "Rentable Square Feet" and "Percent Leased":

                                                                         OWNERSHIP
                                                                          INTEREST
                                                                          (GROUND
                                                                           LEASE                               LAND         NUMBER
                                                         PERCENTAGE      EXPIRATION            YEAR            AREA           OF
                                                         OWNERSHIP        DATE) (1)         CONSTRUCTED       (ACRES)       FLOORS
                                                         -------------------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES:

  HUNTINGTON MELVILLE CORPORATE CENTER
     395 North Service Rd, Melville, NY                     100%         Lease (2081)           1988             7.5          4
     200 Broadhollow Rd,, Melville, NY                      100%               Fee              1981             4.6          4
     48 South Service Rd, Melville, NY                      100%               Fee              1986             7.3          4
     35 Pinelawn Rd, Melville, NY                           100%               Fee              1980             6.0          2
     275 Broadhollow Rd, Melville, NY                       100%               Fee              1970             5.8          4
     58 South Service Rd, Melville, NY                      100%               Fee              2000            16.5          4
     1305 Old Walt Whitman Rd, Melville, NY                  51%               Fee              1998(3)         18.1          3
                                                                                                               -----
         TOTAL- HUNTINGTON MEVILLE CORPORATE CENTER                                                             65.8

  NORTH SHORE ATRIUM
    6800 Jericho Turnpike, Syosset, NY                      100%               Fee              1977            13.0          2
    6900 Jericho Turnpike, Syosset, NY                      100%               Fee              1982             5.0          4
                                                                                                               -----
         TOTAL-NORTH SHORE ATRIUM                                                                               18.0

  NASSAU WEST CORPORATE CENTER
    50 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2082)           1984             9.1          6
    60 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2082)           1989             7.8          2
    51 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2084)           1989             6.6          1
    55 Charles Lindbergh Blvd., Mitchel Field, NY           100%         Lease (2082)           1982            10.0          2
    333 Earl Ovington Blvd., Mitchel Field, NY               60%         Lease (2088)           1991            30.6         10
    90 Merrick Ave., Mitchel Field, NY                       51%         Lease (2084)           1985            13.2          9
                                                                                                               -----
         TOTAL-NASSAU WEST CORPORATE CENTER                                                                     77.3

  TARRYTOWN CORPORATE CENTER
    505 White Plains Rd., Tarrytown, NY                     100%               Fee              1974             1.4          2
    520 White Plains Rd., Tarrytown, NY                      60%               Fee(4)           1981             6.8          6
    555 White Plains Rd., Tarrytown, NY                     100%               Fee              1972             4.2          5
    560 White Plains Rd., Tarrytown, NY                     100%               Fee              1980             4.0          6
    580 White Plains Rd., Tarrytown, NY                     100%               Fee              1977             6.1          6
    660 White Plains Rd., Tarrytown, NY                     100%               Fee              1983            10.9          6
                                                                                                               -----
         TOTAL-TARRYTOWN CORPORATE CENTER                                                                       33.4

  RECKSON EXECUTIVE PARK
    1 International Dr., Ryebrook, NY                       100%               Fee              1983             N/A          3
    2 International Dr., Ryebrook, NY                       100%               Fee              1983             N/A          3
    3 International Dr., Ryebrook, NY                       100%               Fee              1983             N/A          3
    4 International Dr., Ryebrook, NY                       100%               Fee              1986             N/A          3
    5 International Dr., Ryebrook, NY                       100%               Fee              1986             N/A          3
    6 International Dr., Ryebrook, NY                       100%               Fee              1986             N/A          3
                                                                                                               -----
         TOTAL-RECKSON EXECUTIVE PARK                                                                           44.4

  SUMMIT AT VALHALLA
    100 Summit Dr., Valhalla, NY                            100%               Fee              1988            11.3          4
    200 Summit Dr., Valhalla, NY                            100%               Fee              1990            18.0          4
    500 Summit Dr., Valhalla, NY                            100%               Fee              1986            29.1          4
                                                                                                               -----
         TOTAL-SUMMIT AT VALHALLA                                                                               58.4

  MT. PLEASANT CORPORATE CENTER
    115/117 Stevens Ave., Mt. Pleasant, NY                  100%               Fee              1984             5.0          3
                                                                                                               -----
         Total-Mt Pleasant Corporate Center                                                                      5.0

  STAND-ALONE LONG ISLAND PROPERTIES
    400 Garden City Plaza, Garden City, NY                   51%               Fee              1989             5.7          5
    88 Duryea Rd., Melville, NY                             100%               Fee              1986             1.5          2
    310 East Shore Rd., Great Neck, NY                      100%               Fee              1981             1.5          4
    333 East Shore Rd., Great Neck, NY                      100%         Lease (2030)           1976             1.5          2
    520 Broadhollow Rd., Melville, NY                       100%               Fee              1978             7.0          1
    1660 Walt Whitman Rd., Melville, NY                     100%               Fee              1980             6.5          1
    150 Motor Parkway, Hauppauge, NY                        100%               Fee              1984            11.3          4
    300 Motor Parkway, Hauppauge, NY                        100%               Fee              1979             4.2          1
    48 Harbor Pk Dr., Port Washington, NY                   100%               Fee              1976             2.7          1
    50 Marcus Dr., Melville, NY                             100%               Fee              2000            12.9          2
                                                                                                               -----
         TOTAL-STAND-ALONE LONG ISLAND                                                                          54.8

  STAND-ALONE WESTCHESTER
    120 White Plains Rd., Tarrytown, NY                      51%               Fee              1984             9.7          6
    80 Grasslands, Elmsford, NY                             100%               Fee              1989             4.9          3
                                                                                                               -----
         TOTAL-STAND-ALONE WESTCHESTER                                                                          14.6

  EXECUTIVE HILL OFFICE PARK
    100 Executive Dr., Rt. 280 Corridor, NJ                 100%               Fee              1978            10.1          3
    200 Executive Dr., Rt. 208 Corridor, NJ                 100%               Fee              1980             8.2          4
    300 Executive Dr., Rt. 280 Corridor, NJ                 100%               Fee              1984             8.7          4
    10 Rooney Circle, Rt. 280 Corridor, NJ                  100%               Fee              1971             5.2          3
                                                                                                               -----
         TOTAL-EXECUTIVE HILL OFFICE PARK                                                                       32.2

  UNIVERSITY SQUARE PRINCETON
    100 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%               Fee              1987             N/A          1
    104 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%               Fee              1987             N/A          1
    115 Campus Dr., Princeton/Rt. 1 Corridor, NJ            100%               Fee              1987             N/A          1
                                                                                                               -----
         TOTAL- UNIVERSITY SQUARE                                                                               11.0

  SHORT HILLS OFFICE COMPLEX
    101 John F. Kennedy Parkway, Short Hills,  NJ           100%               Fee              1981             9.0          6
    103 John F. Kennedy  Parkway, Short Hills,  NJ (3)      100%               Fee              1981             6.0          4
    51 John F Kennedy Parkway, Short Hills,  NJ              51%               Fee              1988            11.0          5
                                                                                                               -----
         TOTAL- SHORT HILLS OFFICE                                                                              26.0

  STAND-ALONE NEW JERSEY PROPERTIES
    99 Cherry Hill Road, Parsippany,  NJ                    100%               Fee              1982             8.8          3
    119 Cherry Hill Rd, Parsippany,  NJ                     100%               Fee              1982             9.3          3
    One Eagle Rock, Hanover,  NJ                            100%               Fee              1986            10.4          3
    3 University Plaza, Hackensack,  NJ                     100%               Fee              1985            10.6          6
    1255 Broad St., Clifton,  NJ                            100%               Fee              1968            11.1          2
    492 River Rd., Nutley,  NJ                              100%               Fee              1952            17.3         13
                                                                                                               -----
         TOTAL- STAND-ALONE NJ PROPERTIES                                                                       67.5
                                                                                                               -----
  TOTAL SUBURBAN OFFICE PROPERTIES                                                                             508.4
                                                                                                               -----

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
SUBURBAN OFFICE PROPERTIES:

  HUNTINGTON MELVILLE CORPORATE CENTER
    395 North Service Rd, Melville, NY                         187,374       100.0%      $  4,835,775      $25.81          5
    200 Broadhollow Rd,, Melville, NY                           68,053        95.8%      $  1,427,437      $21.89         12
    48 South Service Rd, Melville, NY                          128,304        94.2%      $  2,482,460      $20.54         10
    35 Pinelawn Rd, Melville, NY                               108,136       100.0%      $  2,203,548      $20.38         34
    275 Broadhollow Rd, Melville, NY                           126,770       100.0%      $  3,113,672      $24.56          1
    58 South Service Rd, Melville, NY                          279,886        90.8%      $  7,766,864      $30.58         10
    1305 Old Walt Whitman Rd, Melville, NY                     164,166       100.0%      $  4,363,408      $26.58          5
                                                             ---------------------------------------------------------------
         TOTAL- HUNTINGTON MEVILLE CORPORATE CENTER          1,062,689        96.6%      $ 26,193,164      $25.52         77

  NORTH SHORE ATRIUM
    6800 Jericho Turnpike, Syosset, NY                         205,690        93.5%      $  3,619,377      $18.83         40
    6900 Jericho Turnpike, Syosset, NY                          94,945       100.0%      $  1,906,608      $20.08         14
                                                             ---------------------------------------------------------------
         TOTAL-NORTH SHORE ATRIUM                              300,635        95.5%      $  5,525,985      $19.24         54

  NASSAU WEST CORPORATE CENTER
    50 Charles Lindbergh Blvd., Mitchel Field, NY              216,735        89.8%      $  4,351,157      $22.35         19
    60 Charles Lindbergh Blvd., Mitchel Field, NY              219,066       100.0%      $  2,672,283      $12.20          4
    51 Charles Lindbergh Blvd., Mitchel Field, NY              108,000       100.0%      $  2,666,345      $24.69          1
    55 Charles Lindbergh Blvd., Mitchel Field, NY              214,581       100.0%      $  2,857,515      $13.32          2
    333 Earl Ovington Blvd., Mitchel Field, NY                 583,337        92.0%      $ 14,577,851      $27.16         24
    90 Merrick Ave., Mitchel Field, NY                         234,996        95.6%      $  6,053,421      $26.95         20
                                                             ---------------------------------------------------------------
         TOTAL-NASSAU WEST CORPORATE CENTER                  1,576,715        95.0%      $ 33,178,572      $22.15         70

  TARRYTOWN CORPORATE CENTER
    505 White Plains Rd., Tarrytown, NY                         26,319        79.0%      $    326,439      $15.69         17
    520 White Plains Rd., Tarrytown, NY                        156,384        98.3%      $  3,274,395      $21.30          2
    555 White Plains Rd., Tarrytown, NY                        121,886        83.7%      $  2,154,146      $21.11          6
    560 White Plains Rd., Tarrytown, NY                        124,117        93.8%      $  2,419,492      $20.78         19
    580 White Plains Rd., Tarrytown, NY                        169,447        61.7%      $  2,242,645      $21.45         12
    660 White Plains Rd., Tarrytown, NY                        253,078        91.0%      $  5,313,411      $23.07         33
                                                             ---------------------------------------------------------------
         TOTAL-TARRYTOWN CORPORATE CENTER                      851,231        85.5%      $ 15,730,528      $21.61         89

  RECKSON EXECUTIVE PARK
    1 International Dr., Ryebrook, NY                           90,000       100.0%      $  1,155,000      $12.83          1
    2 International Dr., Ryebrook, NY                           90,000       100.0%      $  1,155,000      $12.83          1
    3 International Dr., Ryebrook, NY                           91,193        50.9%      $    994,144      $21.40          2
    4 International Dr., Ryebrook, NY                           87,833        92.9%      $  2,049,988      $25.11          7
    5 International Dr., Ryebrook, NY                           90,000        51.1%      $  1,035,720      $22.50          1
    6 International Dr., Ryebrook, NY                           95,097        84.1%      $  1,843,870      $23.06          8
                                                             ---------------------------------------------------------------
         TOTAL-RECKSON EXECUTIVE PARK                          544,123        79.8%      $  8,233,722      $18.97         20

  SUMMIT AT VALHALLA
    100 Summit Dr., Valhalla, NY                               248,174        87.3%      $  5,532,257      $25.53          7
    200 Summit Dr., Valhalla, NY                               233,391        99.4%      $  5,898,230      $25.44          9
    500 Summit Dr., Valhalla, NY                               208,660       100.0%      $  5,581,655      $26.75          1
                                                             ---------------------------------------------------------------
         TOTAL-SUMMIT AT VALHALLA                              690,225        95.2%      $ 17,012,142      $25.88         17

  MT. PLEASANT CORPORATE CENTER
    115/117 Stevens Ave., Mt. Pleasant, NY                     166,191        94.3%      $  3,552,680      $22.67         18
                                                             ---------------------------------------------------------------
         Total-Mt Pleasant Corporate Center                    166,191        94.3%      $  3,552,680      $22.67         18

  STAND-ALONE LONG ISLAND PROPERTIES
    400 Garden City Plaza, Garden City, NY                     174,408        84.5%      $  3,900,170      $26.45         20
    88 Duryea Rd., Melville, NY                                 23,878       100.0%      $    563,687      $23.61          4
    310 East Shore Rd., Great Neck, NY                          50,108        98.1%      $  1,258,254      $25.59         17
    333 East Shore Rd., Great Neck, NY                          17,650        81.4%      $    369,164      $25.70          7
    520 Broadhollow Rd., Melville, NY                           85,784       100.0%      $  1,896,205      $22.10          3
    1660 Walt Whitman Rd., Melville, NY                         76,851       100.0%      $  1,459,964      $19.00          8
    150 Motor Parkway, Hauppauge, NY                           185,361        96.4%      $  4,169,312      $23.34         24
    300 Motor Parkway, Hauppauge, NY                            54,154        88.3%      $    866,318      $18.13          5
    48 Harbor Pk Dr., Port Washington, NY                       35,000       100.0%      $    835,562      $23.87          1
    50 Marcus Dr., Melville, NY                                163,762       100.0%      $  3,970,593      $24.25          1
                                                             ---------------------------------------------------------------
         TOTAL-STAND-ALONE LONG ISLAND                         866,956        94.9%      $ 19,289,229      $23.45         90

  STAND-ALONE WESTCHESTER
    120 White Plains Rd., Tarrytown, NY                        208,311        99.7%      $  3,250,899      $15.65         11
    80 Grasslands, Elmsford, NY                                 87,114       100.0%      $  1,959,656      $22.50          5
                                                             ---------------------------------------------------------------
         TOTAL-STAND-ALONE WESTCHESTER                         295,425        99.8%      $  5,210,555      $17.67         16

  EXECUTIVE HILL OFFICE PARK
     100 Executive Dr., Rt. 280 Corridor, NJ                    93,349        84.6%      $  1,713,331      $21.70          9
     200 Executive Dr., Rt. 208 Corridor, NJ                   105,628        98.2%      $  2,267,529      $21.86         10
     300 Executive Dr., Rt. 280 Corridor, NJ                   124,777        94.0%      $  2,560,800      $21.84         10
     10 Rooney Circle, Rt. 280 Corridor, NJ                     70,716        78.9%      $  1,381,563      $24.75          2
                                                             ---------------------------------------------------------------
         TOTAL-EXECUTIVE HILL OFFICE PARK                      394,470        90.2%      $  7,923,223      $22.27         31

  UNIVERSITY SQUARE PRINCETON
    100 Campus Dr., Princeton/Rt. 1 Corridor, NJ                27,888       100.0%      $    648,433      $23.25          3
    104 Campus Dr., Princeton/Rt. 1 Corridor, NJ                70,239        87.0%      $  1,396,638      $22.84          2
    115 Campus Dr., Princeton/Rt. 1 Corridor, NJ                33,600       100.0%      $    834,759      $24.84          1
                                                             ---------------------------------------------------------------
         TOTAL- UNIVERSITY SQUARE                              131,727        93.1%      $  2,879,830      $23.48          6

  SHORT HILLS OFFICE COMPLEX
    101 John F. Kennedy Parkway, Short Hills,  NJ              191,267        71.4%      $  1,878,998      $13.76          3
    103 John F. Kennedy  Parkway, Short Hills,  NJ  (3)        123,000       100.0%      $  4,182,000      $34.00          1
    51 John F Kennedy Parkway, Short Hills,  NJ                250,713       100.0%      $  9,027,753      $36.01         19
                                                             ---------------------------------------------------------------
         TOTAL- SHORT HILLS OFFICE                             564,980        90.3%      $ 15,088,751      $29.57         23

  STAND-ALONE NEW JERSEY PROPERTIES
    99 Cherry Hill Road, Parsippany,  NJ                        93,396       100.0%      $  1,333,669      $14.28         11
    119 Cherry Hill Rd, Parsippany,  NJ                         95,180        68.8%      $  1,380,519      $21.09         12
    One Eagle Rock, Hanover,  NJ                               144,587        87.9%      $  2,632,939      $20.71          6
    3 University Plaza, Hackensack,  NJ                        219,794       100.0%      $  4,910,064      $22.34         20
    1255 Broad St., Clifton,  NJ                               193,574       100.0%      $  4,323,454      $22.33          2
    492 River Rd., Nutley,  NJ                                 130,009       100.0%      $  2,177,651      $16.75          1
                                                             ---------------------------------------------------------------
         TOTAL- STAND-ALONE NJ PROPERTIES                      876,540        94.6%      $ 16,758,296      $20.21         52

                                                             ---------                   ------------                    ---
  TOTAL SUBURBAN OFFICE PROPERTIES                           8,321,907        92.8%      $176,576,677      $22.86        563
                                                             ---------                   ------------                    ---

                                                                         OWNERSHIP
                                                                          INTEREST
                                                                          (GROUND
                                                                           LEASE                               LAND         NUMBER
                                                         PERCENTAGE      EXPIRATION            YEAR            AREA           OF
                                                         OWNERSHIP        DATE) (1)         CONSTRUCTED       (ACRES)       FLOORS
                                                         -------------------------------------------------------------------------
CBD OFFICE PROPERTIES:

  LANDMARK SQUARE
    One Landmark Sq., Stamford,  CT                         100%                Fee             1973           N/A           22
    Two Landmark Sq., Stamford,  CT                         100%                Fee             1976           N/A            3
    Three Landmark Sq., Stamford,  CT                       100%                Fee             1978           N/A            6
    Four Landmark Sq., Stamford,  CT                        100%                Fee             1977           N/A            5
    Five Landmark Sq., Stamford,  CT                        100%                Fee             1976           N/A            3
    Six Landmark Sq., Stamford,  CT                         100%                Fee             1984           N/A           10
                                                                                                              -----
         TOTAL- LANDMARK SQUARE                                                                                 7.2

  OTHER STAMFORD PROPERTIES
    1055 Washington Blvd., Stamford, CT                     100%                Fee             1987            1.5          10
    680 Washington Blvd., Stamford,  CT                      51%                Fee             1989            1.3          11
    750 Washington Blvd., Stamford,  CT                      51%                Fee             1989            2.4          11
                                                                                                              -----
         TOTAL-STAMFORD TOWERS                                                                                  5.2

  STAND-ALONE WESTCHESTER
    360 Hamilton Ave., White Plains,  NY                    100%                Fee             1977            1.5          12
    140 Grand St., White Plains,  NY                        100%                Fee             1991            2.2           9
                                                                                                              -----
         TOTAL-STAND-ALONE WESTCHESTER                                                                          3.7

  NEW YORK CITY OFFICE PROPERTIES
    120 W. 45th St., New York,  NY                          100%                Fee             1989            0.4          40
    100 Wall St., New York,  NY                             100%                Fee             1969            0.5          29
    810 Seventh Ave., New York,  NY                         100%                Fee(5)          1970            0.6          42
    919 Third Ave., New York,  NY                            51%                Fee(6)          1971            1.5          47
    1185 Ave. of the Americas, New York,  NY                100%             Lease (7)          1972            1.0          42
    1350 Ave. of the Americas, New York,  NY                100%                Fee             1966            0.6          35
                                                                                                              -----
         TOTAL-NEW YORK CITY OFFICE PROPERTIES                                                                  4.6
                                                                                                              -----

  TOTAL CBD OFFICE PROPERTIES                                                                                  20.7
                                                                                                              -----

  TOTAL-OFFICE PROPERTIES                                                                                     529.1
                                                                                                              =====

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
CBD OFFICE PROPERTIES:

  LANDMARK SQUARE
    One Landmark Sq., Stamford,  CT                            280,661         84.6%         $6,194,671    $26.09         52
    Two Landmark Sq., Stamford,  CT                             36,889         91.7%           $835,761    $24.70          8
    Three Landmark Sq., Stamford,  CT                          128,887         95.8%         $3,246,188    $26.30         13
    Four Landmark Sq., Stamford,  CT                            99,401         52.3%         $1,291,111    $24.81          7
    Five Landmark Sq., Stamford,  CT                            58,000        100.0%           $284,627     $4.91          3
    Six Landmark Sq., Stamford,  CT                            170,080         98.4%         $4,442,216    $26.54          7
                                                            ----------------------------------------------------------------
         TOTAL- LANDMARK SQUARE                                773,918         86.8%        $16,294,574    $24.24         90

  OTHER STAMFORD PROPERTIES
    1055 Washington Blvd., Stamford, CT                        178,855         76.6%         $3,469,097    $25.32         15
    680 Washington Blvd., Stamford,  CT                        132,759        100.0%         $4,109,221    $30.95          7
    750 Washington Blvd., Stamford,  CT                        185,671         98.2%         $4,768,680    $26.16          9
                                                            ----------------------------------------------------------------
         TOTAL-STAMFORD TOWERS                                 497,285         90.9%        $12,346,998    $27.31         31

  STAND-ALONE WESTCHESTER
    360 Hamilton Ave., White Plains,  NY                       381,257         89.1%         $8,751,579    $25.77         13
    140 Grand St., White Plains,  NY                           124,229         88.7%         $2,384,708    $21.64          8
                                                            ----------------------------------------------------------------
         TOTAL-STAND-ALONE WESTCHESTER                         505,486         89.0%        $11,136,287    $24.76         21

  NEW YORK CITY OFFICE PROPERTIES
    120 W. 45th St., New York,  NY                             441,140        100.0%        $17,926,531    $40.65         29
    100 Wall St., New York,  NY                                461,883         87.8%        $13,757,557    $33.93         24
    810 Seventh Ave., New York,  NY                            690,977         89.7%        $23,804,162    $38.40         28
    919 Third Ave., New York,  NY                            1,363,158         99.6%        $58,973,099    $43.45         15
    1185 Ave. of the Americas, New York,  NY                 1,010,889         98.1%        $37,866,632    $38.19         29
    1350 Ave. of the Americas, New York,  NY                   544,779         96.5%        $17,756,497    $33.76         67
                                                            ----------------------------------------------------------------
         TOTAL-NEW YORK CITY OFFICE PROPERTIES               4,512,826         96.2%       $170,084,478    $39.18        192
                                                            ----------                     ------------                  ---
  TOTAL CBD OFFICE PROPERTIES                                6,289,515         94.0%       $209,862,337    $35.48        334
                                                            ----------                     ------------                  ---

  TOTAL-OFFICE PROPERTIES                                   14,611,422         93.3%       $386,439,014    $28.34        897
                                                            ==========                     ============                  ===

(1)   Ground lease expirations assume exercise of renewal options by the lessee.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at March 31, 2004 adjusted for scheduled contractual increases during the 12 months ending March 31, 2005. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending March 31, 2004. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3)   Year renovated.
(4) The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5) There is a ground lease in place on a small portion of the land which expires in 2066.
(6) There is a ground lease in place on a small portion of the land which expires in 2066.
(7) The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term.

                                                                 OWNERSHIP
                                                                 INTEREST
                                                                 (GROUND                                                 RESEARCH
                                                                   LEASE                           LAND     CLEARANCE       AND
                                                 PERCENTAGE      EXPIRATION        YEAR            AREA       HEIGHT     DEVELOPMENT
                                                 OWNERSHIP        DATE)         CONSTRUCTED       (ACRES)     (FEET)(1)    FINISH
                                                 -----------------------------------------------------------------------------------
LONG ISLAND INDUSTRIAL
  ISLIP & HAUPPAUGE LONG ISLAND
    32 Windsor Pl., Islip, NY                       100.0%           Fee            1971             2.5         18          10%
    300 Kennedy Drive, Haupauge, NY                 100.0%           Fee            1969             4.1         12         100%
    350 Kennedy Drive, Haupauge, NY                 100.0%           Fee            1970             4.5         26          50%
                                                                                                   -----
         ISLIP LONG ISLAND TOTAL                                                                    11.1

NEW JERSEY INDUSTRIAL
  WESTERN MORRIS AND SOUTH PLAINFIELD
    100 Forge Way, Rockaway, NJ                     100.0%           Fee            1986             3.5         24          46%
    200 Forge Way, Rockaway, NJ                     100.0%           Fee            1989            12.7         28          53%
    300 Forge Way, Rockaway, NJ                     100.0%           Fee            1989             4.2         24          63%
    400 Forge Way, Rockaway, NJ                     100.0%           Fee            1989            12.8         28          20%
    40 Cragwood Rd., South Plainfield, NJ           100.0%           Fee            1965            13.5         16          30%
                                                                                                   -----
         W. MORRIS S. PLAINFIELD TOTAL                                                              46.7

WESTCHESTER  INDUSTRIAL
  ELMSFORD WESTCHESTER
    100 Grasslands Rd.,  Elmsford, NY               100.0%           Fee            1964             3.6         16         100%
    500 Saw Mill Rd., Elmsford, NY                  100.0%           Fee            1968             7.3         22          20%
                                                                                                   -----
         ELMSFORD WESTCHESTER TOTAL                                                                 10.9

CONNECTICUT  INDUSTRIAL
  SHELTON CONNECTICUT
    710 Bridgeport, Shelton, CT                     100.0%           Fee            1971-1979       36.1         22          29%
                                                                                                   -----
         SHELTON CONNECTICUT TOTAL                                                                  36.1
                                                                                                   -----

TOTAL INDUSTRIAL                                                                                   104.8
                                                                                                   =====

                                                                                                           ANNUAL
                                                                                                            BASE
                                                                                                            RENT        NUMBER
                                                               RENTABLE                                     PER           OF
                                                                SQUARE       PERCENT      ANNUAL BASE      LEASED       TENANT
                                                                 FEET        LEASED         RENT (2)       SQ. FT.      LEASES
                                                               ---------------------------------------------------------------
LONG ISLAND INDUSTRIAL
  ISLIP & HAUPPAUGE LONG ISLAND
    32 Windsor Pl., Islip, NY                                  43,000         100.0%         $163,702       $3.81         1
    300 Kennedy Drive, Haupauge, NY                            50,000         100.0%         $360,208       $7.20         1
    350 Kennedy Drive, Haupauge, NY                            50,489         100.0%         $307,791       $6.10         1
                                                            ---------------------------------------------------------------
         ISLIP LONG ISLAND TOTAL                              143,489         100.0%         $831,701       $5.80         3

NEW JERSEY INDUSTRIAL
  WESTERN MORRIS AND SOUTH PLAINFIELD
    100 Forge Way, Rockaway, NJ                                 20,150         92.3%         $141,962       $7.63         3
    200 Forge Way, Rockaway, NJ                                 72,118        100.0%         $634,638       $8.80         2
    300 Forge Way, Rockaway, NJ                                 24,200         50.4%          $20,842       $1.71         1
    400 Forge Way, Rockaway, NJ                                 73,000        100.0%         $547,768       $7.50         3
    40 Cragwood Rd., South Plainfield, NJ                      130,793         70.3%       $1,369,348      $14.89         4
                                                            ---------------------------------------------------------------
         W. MORRIS S. PLAINFIELD TOTAL                        320,261          83.7%       $2,714,558      $10.13        13

WESTCHESTER  INDUSTRIAL
  ELMSFORD WESTCHESTER
    100 Grasslands Rd.,  Elmsford, NY                          47,690         100.0%         $903,987      $18.96         3
    500 Saw Mill Rd., Elmsford, NY                             92,000         100.0%       $1,002,800      $10.90         1
                                                            ---------------------------------------------------------------
         ELMSFORD WESTCHESTER TOTAL                           139,690         100.0%       $1,906,787      $13.65         4

CONNECTICUT  INDUSTRIAL
  SHELTON CONNECTICUT
    710 Bridgeport, Shelton, CT                               452,414          71.7%       $2,375,946       $7.32         2
                                                            ---------------------------------------------------------------
         SHELTON CONNECTICUT TOTAL                            452,414          71.7%       $2,375,946       $7.32         2
                                                            ---------                      ----------                    --

TOTAL INDUSTRIAL                                            1,055,854          82.9%       $7,828,992       $8.94        22
                                                            =========                      ==========                    ==

(1)   Calculated as the difference from the lowest beam to floor.
(2) Represents Base Rent, net of electric reimbursement, of signed leases at March 31, 2004 adjusted for scheduled contractual increases during the 12 months ending March 31, 2005. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending March 31, 2005. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers' Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03)) and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C- 03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876 (10/27/03) and Chirko v. Rechler et al., 24-C-03-008010
(10/30/03)), relating to the sale of the Long Island Industrial Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a "market check" or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, an injunction against the transaction and damages. The Company believes that complaints are without merit.

Kramer Levin Naftalis & Frankel commenced an action against Metropolitan 919 3rd Avenue LLC in the Supreme Court of the State of New York, County of New York (Kramer Levin Naftalis & Frankel LLP v. Metropolitan 919 3rd Avenue LLC, Index No. 604512/2002 (12/16/02)) relating to alleged overcharges of approximately $700,000 with respect to its lease at 919 3rd Avenue, New York, NY. Such overcharges were primarily incurred during the period prior to the Company's ownership of the property. Subsequent to the filing of the complaint, the parties agreed to pursue private mediation. As of May 2004, the mediation effort was discontinued and the parties have resumed litigation. The Company believes that the complaint is without merit.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None
Item 3. Defaults Upon Senior Securities - None
Item 4. Submission of Matters to a Vote of Securities Holders - None
Item 5. Other information
     a) None

     b) There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
        31.1 Certification of Scott H. Rechler, Chief Executive Officer and President of Reckson Associates Realty Corp., the sole general partner of the Registrant, 31.1 pursuant to Rule 13a - 14(a) or Rule 15(d) - 14(a).
        31.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Rule 13a - 14(a) or Rule 15(d) - 14(a).
        32.1     Certification of Scott H. Rechler, Chief Executive Officer and
                 President of Reckson Associates Realty Corp., the sole
                 general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
        32.2 Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

     b) During the three months ended March 31, 2004, the Registrant filed the following reports on Form 8-K:

       On January 16, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in order to revise its historical financial statements in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

       On January 21, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in connection with a public offering of $150 million aggregate principal amount of its 5.15% senior unsecured notes due 2011.

       On February 27, 2004, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing the Company's consolidated financial results for the quarter and year ended December 31, 2003.

       On March 12, 2004, the Registrant submitted a report on Form 8-K under Items 5 and 7 thereof in connection with a public offering of 5.5 million shares of the Company's common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L. P.
BY:   RECKSON ASSOCIATES REALTY CORP., its sole general partner


By:        /s/ Scott H. Rechler          By:              /s/ Michael Maturo
   ------------------------------           -----------------------------------
Scott H. Rechler, Chief Executive           Michael Maturo, Executive Vice
Officer and President                       President, Treasurer and Chief
                                            Financial Officer

DATE: May 7, 2004