Form 10-Q
period 2004-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2004-08-12
CIK 930810

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER: 1-13762



                       RECKSON OPERATING PARTNERSHIP, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MARYLAND                                                              11-3233647
--------                                                              ----------
(STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

225 BROADHOLLOW ROAD, MELVILLE, NY                                         11747
----------------------------------                                         -----
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

                                 YES ___ NO _X_.


               ---------------------------------------------------


================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                    FOR THE THREE MONTHS ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

  INDEX                                                                 PAGE
--------------------------------------------------------------------------------
  PART I.      FINANCIAL INFORMATION
--------------------------------------------------------------------------------

  Item 1.      Financial Statements

               Consolidated Balance Sheets as of June 30, 2004
                 (unaudited) and December 31, 2003................         2

               Consolidated Statements of Income for the three
                 and six months ended June 30, 2004 and 2003
                 (unaudited)......................................         3

               Consolidated Statements of Cash Flows for the
                 six months ended June 30, 2004 and 2003
                 (unaudited)......................................         4

               Notes to the Consolidated Financial Statements
                 (unaudited)......................................         5

  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....        19

  Item 3.      Quantitative and Qualitative Disclosures about
                 Market Risk......................................        36

  Item 4.      Controls and Procedures............................        37

--------------------------------------------------------------------------------
  PART II.     OTHER INFORMATION
--------------------------------------------------------------------------------

  Item 1.      Legal Proceedings..................................        42

  Item 2.      Changes in Securities, Use of Proceeds and
               Issuer Purchases of Equity Securities..............        42

  Item 3.      Defaults Upon Senior Securities....................        42

  Item 4.      Submission of Matters to a Vote of Securities
               Holders............................................        42

  Item 5.      Other Information..................................        42

  Item 6.      Exhibits and Reports on Form 8-K...................        42


--------------------------------------------------------------------------------
  SIGNATURES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                       JUNE 30,     DECEMBER 31,
                                                         2004           2003
                                                     -----------    -----------
                                                     (UNAUDITED)
ASSETS:
Commercial real estate properties, at cost:
   Land ..........................................   $   384,137    $   378,479
   Building and improvements .....................     2,608,867      2,211,566
Developments in progress:
   Land ..........................................        95,600         90,706
   Development costs .............................        28,900         68,127
Furniture, fixtures and equipment ................        11,625         11,338
                                                     -----------    -----------
                                                       3,129,129      2,760,216
Less accumulated depreciation ....................      (515,961)      (464,382)
                                                     -----------    -----------
Investment in real estate, net of
   accumulated deprecation .......................     2,613,168      2,295,834

Properties and related assets held for sale,
   net of accumulated depreciation ...............         5,069         52,517
Investments in real estate joint ventures ........         6,462          5,904
Investments in mortgage notes and notes
   receivable ....................................        68,433         54,986
Investments in service companies and affiliate
   loans and joint ventures ......................        75,784         75,544
Cash and cash equivalents ........................        82,670         22,512
Tenant receivables ...............................        11,661         11,929
Deferred rents receivable ........................       122,672        111,962
Prepaid expenses and other assets ................        81,626         34,944
Contract and land deposits and
   pre-acquisition costs .........................            60         20,203
Deferred leasing and loan costs ..................        69,573         64,345
                                                     -----------    -----------

TOTAL ASSETS .....................................   $ 3,137,178    $ 2,750,680
                                                     ===========    ===========


LIABILITIES:
Mortgage notes payable ...........................   $   965,561    $   721,635
Liabilities associated with properties held
   for sale ......................................           311            881
Unsecured credit facility ........................        90,000        169,000
Senior unsecured notes ...........................       549,132        499,445
Accrued expenses and other liabilities ...........       117,227         89,979
Distributions payable ............................        32,994         28,290
                                                     -----------    -----------

TOTAL LIABILITIES ................................     1,755,225      1,509,230
                                                     -----------    -----------

Minority partners' interests in consolidated
   partnerships ..................................       223,405        233,070
                                                     -----------    -----------
Commitments and contingencies ....................                           --

PARTNERS' CAPITAL:
Preferred Capital, 8,710,480 and 10,854,162
   units outstanding, respectively ...............       225,235        281,690

General Partners' Capital:
   Common units, 67,256,850 and 58,275,367
      units outstanding, respectively ............       886,654        682,172
Limited Partners' Capital:
   Class A common units, 3,084,713 units
      issued and outstanding .....................        40,484         38,613
   Class C common units, 465,854 units issued
      and outstanding ............................         6,175          5,905
                                                     -----------    -----------
     Total Partners' Capital .....................     1,158,548      1,008,380
                                                     -----------    -----------

          Total Liabilities and Partners' Capital    $ 3,137,178    $ 2,750,680
                                                     ===========    ===========


                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                           2004            2003            2004            2003
                                                                       ------------    ------------    ------------    ------------
REVENUES:
Property operating revenues:
   Base rents ......................................................   $    109,765    $     94,141    $    220,800    $    188,885
   Tenant escalations and reimbursements ...........................         17,478          13,907          35,593          27,943
                                                                       ------------    ------------    ------------    ------------
Total property operating revenues ..................................        127,243         108,048         256,393         216,828
Interest income on mortgage notes and notes receivable
   (including $539, $1,045, $1,128 and $2,078, respectively
   from related parties) ...........................................          1,876           1,539           3,492           3,010
Investment and other income ........................................          1,447           3,349           5,494           9,137
                                                                       ------------    ------------    ------------    ------------
   TOTAL REVENUES ..................................................        130,566         112,936         265,379         228,975
                                                                       ------------    ------------    ------------    ------------
EXPENSES:
Property operating expenses ........................................         50,626          42,438         102,091          85,818
Marketing, general and administrative ..............................          7,374           8,795          14,441          16,364
Interest ...........................................................         24,607          20,145          50,268          40,242
Depreciation and amortization ......................................         29,617          26,983          58,738          55,763
                                                                       ------------    ------------    ------------    ------------
   TOTAL EXPENSES ..................................................        112,224          98,361         225,538         198,187

Income before minority interests, preferred distributions,
   equity in earnings of real estate joint ventures and
   discontinued operations .........................................         18,342          14,575          39,841          30,788
Minority partners' interests in consolidated partnerships ..........         (4,422)         (4,062)        (10,603)         (8,463)
Equity (loss) in earnings of real estate joint ventures ............            294            (270)            408            (164)
                                                                       ------------    ------------    ------------    ------------
Income before discontinued operations and preferred distributions ..         14,214          10,243          29,646          22,161
Discontinued operations:
   Gain on sales of real estate ....................................          3,830              --           9,342              --
   Income from discontinued operations .............................             99           3,807             588           7,138
                                                                       ------------    ------------    ------------    ------------
Net Income .........................................................         18,143          14,050          39,576          29,299
Preferred unit distributions .......................................         (4,399)         (5,591)         (8,932)        (11,181)
                                                                       ------------    ------------    ------------    ------------
Net income allocable to common unit holders ........................   $     13,744    $      8,459    $     30,644    $     18,118
                                                                       ============    ============    ============    ============
Net income allocable to:
   Common unit holders .............................................   $     13,644    $      6,643    $     30,411    $     14,234
   Class B common unit holders .....................................             --           1,816              --           3,884
   Class C common unit holders .....................................            100              --             233              --
                                                                       ------------    ------------    ------------    ------------
Total ..............................................................   $     13,744    $      8,459    $     30,644    $     18,118
                                                                       ============    ============    ============    ============
Net income per weighted average common units:
   Income from continuing operations ...............................   $        .13    $        .07    $        .30    $        .16
   Discontinued operations .........................................            .06             .05             .15             .10
                                                                       ------------    ------------    ------------    ------------
   Basic net income per common unit ................................   $        .19    $        .12    $        .45    $        .26
                                                                       ============    ============    ============    ============

   Class B common - income from continuing operations ..............   $         --    $        .10    $         --    $        .24
   Discontinued operations .........................................             --             .08              --             .15
                                                                       ------------    ------------    ------------    ------------
   Basic net income per Class B common unit ........................   $         --    $        .18    $         --    $        .39
                                                                       ============    ============    ============    ============

   Class C common - income from continuing operations ..............   $        .15    $         --    $        .34    $         --
   Discontinued operations .........................................            .06              --             .16              --
                                                                       ------------    ------------    ------------    ------------
   Basic net income per Class C common unit ........................   $        .21    $         --    $        .50    $         --
                                                                       ============    ============    ============    ============

Weighted average common units outstanding:
   Common units ....................................................     69,976,809      55,277,219      67,212,309      55,376,642
   Class B common units ............................................             --       9,915,313              --       9,915,313
   Class C common units ............................................        465,845              --         465,845              --


                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                         ----------------------
                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ...........................................   $  39,576    $  29,299
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization (including
      discontinued operations) .......................      59,069       61,887
   Gain on sales of real estate ......................     (11,330)          --
   Minority partners' interests in consolidated
      partnerships ...................................      13,136        9,025
   (Equity) loss in earnings of real estate
      joint ventures .................................        (408)         164
Changes in operating assets and liabilities:
   Tenant receivables ................................         278        6,326
   Prepaid expenses and other assets .................      (8,204)      (5,988)
   Deferred rents receivable .........................      (8,983)      (9,207)
   Accrued expenses and other liabilities ............      (6,546)      (9,149)
                                                         ---------    ---------
   Net cash provided by operating activities .........      76,588       82,357
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to developments in progress .............     (12,977)      (9,732)
   Purchase of commercial real estate ................     (72,691)      (6,505)
   Additions to commercial real estate properties ....     (17,802)     (25,149)
   Additions to furniture, fixtures and equipment ....        (288)         (94)
   Payment of leasing costs ..........................      (8,677)      (8,765)
   Distributions (contributions) from investments
      in real estate joint ventures ..................        (150)         243
   Additions to mortgage notes and notes receivable ..     (15,619)          --
   Repayment of mortgage notes and notes receivable ..       2,691           --
   Proceeds from sales of real estate ................      57,056           --
                                                         ---------    ---------
   Net cash used in investing activities .............     (68,457)     (50,002)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchases of general partner common units .........          --       (4,538)
   Principal payments on secured borrowings ..........      (6,074)      (5,878)
   Payment of loan costs .............................      (2,635)         (29)
   Proceeds from issuance of senior unsecured notes ..     150,000           --
   Repayment of senior unsecured notes ...............    (100,000)          --
   Proceeds from unsecured credit facility ...........      90,000       55,000
   Repayment of unsecured credit facility ............    (169,000)          --
   Distributions to minority partners in
      consolidated partnerships ......................     (22,800)     (11,507)
   Contributions .....................................     176,695           --
   Distributions .....................................     (64,659)     (71,057)
                                                         ---------    ---------
   Net cash provided by (used in)
      financing activities ...........................     51,527       (38,009)
                                                         ---------    ---------

   Net increase in cash and cash equivalents .........      59,658       (5,654)
   Cash and cash equivalents at beginning of period ..      23,012       30,576
                                                         ---------    ---------
   Cash and cash equivalents at end of period ........   $  82,670    $  24,922
                                                         =========    =========


                (see accompanying notes to financial statements)

                       RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. At June 30, 2004, the Company's ownership percentage in the Operating Partnership was approximately 94.8%. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) 100% of the non-voting preferred stock of Reckson Management Group, Inc. and Reckson Construction Group, Inc.

2.    BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Company, the Operating Partnership and the Service Companies (as defined below) at June 30, 2004 and December 31, 2003 and the results of their operations for the three and six months ended June 30, 2004 and 2003, respectively, and, their cash flows for the six months ended June 30, 2004 and 2003, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements under the equity method of accounting. The Service Companies which provide management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc., Reckson Construction Group, Inc. and Reckson Construction & Development LLC (the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and the notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2003.

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

The Operating Partnership considers highly liquid investments with maturity of six months or less when purchased to be cash equivalents. Cash balances at June 30, 2004 include approximately $46.5 million of the remaining net proceeds received during the six month period ended June 30, 2004 relating to property sales, issuance of the Company's equity (see Note 7) and the Operating Partnership's January 2004 issuance of senior unsecured notes (see Note 4).

Certain prior period amounts have been reclassified to conform to the current period presentation.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No. 144 does not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold or held for sale during the period within the consolidated statements of income.

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

3.    MORTGAGE NOTES PAYABLE

As of June 30, 2004, the Operating Partnership had approximately $965.6 million of mortgage notes payable, which mature at various times between 2004 and 2027. The notes are secured by 20 properties with an aggregate carrying value of approximately $1.84 billion which are pledged as collateral against the mortgage notes payable. In addition, approximately $43.5 million of the $965.6 million is recourse to the Operating Partnership and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company.

The following table sets forth the Operating Partnership's mortgage notes payable as of June 30, 2004, by scheduled maturity date (dollars in thousands):

                                                       Principal         Interest          Maturity          Amortization
Property                                              Outstanding          Rate              Date            Term (Years)
------------------------------------------------    ----------------    ------------    ---------------    ------------------
1185 Avenue of the Americas, NY, NY                   $   250,000          4.95%           August, 2004       Interest only
395 North Service Road, Melville, NY                       19,097          6.45%          October, 2005       $34 per month
200 Summit Lake Drive, Valhalla, NY                        18,704          9.25%          January, 2006            25
1350 Avenue of the Americas, NY, NY                        73,431          6.52%             June, 2006            30
Landmark Square, Stamford, CT (a)                          43,465          8.02%          October, 2006            25
100 Summit Lake Drive, Valhalla, NY                        16,981          8.50%            April, 2007            15
333 Earle Ovington Blvd, Mitchel Field, NY (b)             52,343          7.72%           August, 2007            25
810 Seventh Avenue, NY, NY (e)                             80,498          7.73%           August, 2009            25
100 Wall Street, NY, NY (e)                                34,883          7.73%           August, 2009            25
6900 Jericho Turnpike, Syosset, NY                          7,165          8.07%             July, 2010            25
6800 Jericho Turnpike, Syosset, NY                         13,576          8.07%             July, 2010            25
580 White Plains Road, Tarrytown, NY                       12,365          7.86%        September, 2010            25
919 Third Ave, NY, NY (c)                                 242,904          6.87%           August, 2011            30
One Orlando Center, Orlando, FL (d)                        37,439          6.82%         November, 2027            28
120 West 45th Street, NY, NY (d)                           62,710          6.82%         November, 2027            28
                                                    --------------

Total/Weighted Average                                $   965,561          6.65%
                                                    ==============

------------------------

(a)   Encompasses six Class A office properties.

(b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.4 million.

(c)   The Operating  Partnership has a 51% membership  interest in this property
      and  its  proportionate   share  of  the  aggregate  principal  amount  is
      approximately $123.9 million.

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


In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at June 30, 2004 is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments, which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. Such amount has been reflected as accumulated other comprehensive income with a corresponding increase to prepaid expenses and other assets on the accompanying balance sheet. In addition, on July 1, 2004, the Operating Partnership entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

4.    SENIOR UNSECURED NOTES

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility (as defined below) and to invest in short-term liquid investments.

On March 15, 2004, the Operating Partnership repaid $100 million of the Operating Partnership's 7.4% senior unsecured notes at maturity.

As of June 30, 2004, the Operating Partnership had outstanding approximately $549.1 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                          FACE
    ISSUANCE             AMOUNT     COUPON RATE        TERM          MATURITY
-----------------  --------------  --------------  -----------  ----------------
June 17, 2002       $   50,000        6.00%         5 years       June 15, 2007

August 27, 1997        150,000        7.20%         10 years     August 28, 2007

March 26, 1999         200,000        7.75%         10 years     March 15, 2009

January 22, 2004       150,000        5.15%         7 years     January 15, 2011
                    ----------
                    $  550,000
                    ==========

Interest on the Senior Unsecured Notes are payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $1.2 million. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.    UNSECURED CREDIT FACILITY

As of June 30, 2004, the Operating Partnership had a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility was scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of June 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At June 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.18%.

On August 6, 2004, the Operating Partnership amended and extended the Credit Facility to mature in August 2007 with similar terms and conditions as existed prior to the amendment and extension.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

In accordance with the provisions of FASB Statement No. 144, the Operating Partnership allocated approximately $2.6 million and $5.2 million of its unsecured corporate interest expense to discontinued operations for the three and six month periods ended June 30, 2003.

COMMERCIAL REAL ESTATE INVESTMENTS

As of June 30, 2004, the Operating Partnership owned and operated 76 office properties (inclusive of nine office properties owned through joint ventures) comprising approximately 14.4 million square feet and 9 industrial / R&D properties comprising approximately 955,000 square feet located in the Tri-State Area.

In June, 2004 the Operating Partnership entered into a contract to sell a 92,000 square foot industrial property located in Westchester for approximately $7.5 million. The Operating Partnership's basis in this property is approximately $4.8 million and is included in properties and related assets held for sale on the accompanying balance sheet.

As of June 30, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of June 30, 2004, the Operating Partnership had invested approximately $124.5 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and six month periods ended June 30, 2004, the Operating Partnership has capitalized approximately $2.3 million and $5.1 million, respectively related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at June 30, 2004 was approximately $5.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. However, there can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating
Partnership will be successful in obtaining any such additional consideration. In July 2004, the Operating Partnership commenced the ground-up development of a 277,000 square foot Class A office building with a total anticipated investment cost of approximately $60 million. This development is located within the Operating Partnership's existing 404,000 square foot executive office park in Melville, NY.

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

In January 2004, the Operating Partnership sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Operating Partnership recorded a net gain of approximately $5.5 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings relating to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $3.8 million for the three and six month periods ended June 30, 2004. In addition, amortization expense on the value of lease origination costs was approximately $746,000 and $1.3 million for the three and six month periods ended June 30, 2004. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Operating Partnership sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Operating Partnership will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Operating Partnership would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, located in Chatham Township, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Operating Partnership has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $400,000 and $5.0 million and, $4.3 million and $10.1 million has been recognized during the three and six month periods ended June 30, 2004 and 2003, respectively, and is included in investment and other income on the accompanying consolidated statements of income.

The Operating  Partnership  holds a $17.0 million note  receivable,  which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 12.73%, and the borrower has the right to extend for three additional one-year periods. The Operating Partnership also holds three other notes receivable aggregating $19.0 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. When repaid, the remaining Other Notes will aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of June 30, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.1 million mortgage note payable along with one of the Operating Partnership's New York City buildings. The Operating Partnership has the right to prepay this note in November 2004, prior to its maturity.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of June 30, 2004, the 520JV had total assets of $20.6 million, a mortgage note payable of $11.7 million and other liabilities of $582,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the

Operating Partnership's proportionate share of the 520JV income (loss) was approximately $294,000 and $408,000 and $(270,000) and $($164,000) for the three and six month periods ended June 30, 2004 and 2003, respectively.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, during April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

7.    STOCKHOLDERS' EQUITY

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock of the Company on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of June 30, 2004, the Operating Partnership had issued and outstanding 3,084,713 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit

During  June,   2004,   the   Operating   Partnership   declared  the  following
distributions:

                                                RECORD              PAYMENT            THREE MONTHS      ANNUALIZED
         SECURITY           DISTRIBUTION         DATE                DATE                  ENDED         DISTRIBUTION
         --------           ------------         ----                ----                  -----         ------------
Common unit                   $ .4246        July 7, 2004        July 20, 2004        June 30, 2004       $ 1.6984
Class C common unit           $ .4664        July 7, 2004        July 20, 2004        June 30, 2004       $ 1.8656
Series A preferred stock      $ .4766       July 15, 2004       August 2, 2004        July 31, 2004       $ 1.9063

On November 25, 2003 the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of the Company's common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of OP Units. Further, with respect to the foregoing declarations on dividends on the Company's common and Class B common stock, the Operating Partnership made distributions on its OP Units and Class B common units in like amounts on the same dates.

During the six month period ended June 30, 2004, approximately 1.3 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $27.2 million. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

The Board of Directors of the Operating Partnership authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the six months ended June 30, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

On June 30, 2004, the Company had issued and outstanding 8,693,900 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. In addition, during July 2004, the Company exchanged 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of its common stock. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of these transactions annual preferred distributions will decrease by approximately $2.8 million. In accordance with the Emerging Issues Task Force ("EITF") Topic D-42 the Operating Partnership will incur an accounting charge during the third quarter of 2004 of approximately $3.4 million in connection with the July 2004 exchange of the Company's Series A preferred stock.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units. As a result of this redemption annual preferred distributions will decrease by approximately $4.4 million.

On April 1, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units are held by a third party and were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exchanged them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchanges and conversions, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million owed from the unit holder under the Other Notes.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Operating Partnership discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2004, respectively related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at June 30, 2004, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of June 30, 2004, there remains 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and six month periods ended June 30, 2004 the Operating Partnership recorded approximately$100,000 and $201,000, respectively of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of June 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Operating Partnership recorded approximately $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2004, respectively. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

As of June 30, 2004, the Company had approximately 4.3 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $ 23.32 per option. In addition, the Company has approximately 815,000 shares of its common stock reserved for future issuance under its stock option plans.

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

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              2004        2003
                                                            --------    --------

Cash paid during the period for interest ...............    $ 50,277    $ 47,304
                                                            ========    ========


Interest capitalized during the period .................    $  4,000    $  3,675
                                                            ========    ========

9.    SEGMENT DISCLOSURE

The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office properties located and operated within the Tri-State Area (the "Core Portfolio"). The Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

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

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures (in thousands):

                                                                                   THREE MONTHS ENDED
                                                      ------------------------------------------------------------------------------
                                                                 JUNE 30, 2004                           JUNE 30, 2003
                                                      -------------------------------------   --------------------------------------
                                                         Core                  CONSOLIDATED      Core                   CONSOLIDATED
                                                      Portfolio      Other        TOTALS      Portfolio      Other          TOTALS
                                                      ---------    ---------   ------------   ---------    ---------    ------------
REVENUES:
Base rents, tenant
   escalations and reimbursements ................... $ 125,324    $   1,919     $ 127,243    $ 106,041    $   2,007     $ 108,048
Interest, investment and other income ...............       562        2,761         3,323        1,097        3,791         4,888
                                                      ---------    ---------     ---------    ---------    ---------     ---------

Total Revenues ......................................   125,886        4,680       130,566      107,138        5,798       112,936
                                                      ---------    ---------     ---------    ---------    ---------     ---------

EXPENSES:
Property operating expenses .........................    49,785          841        50,626       41,426        1,012        42,438
Marketing, general and administrative ...............     4,076        3,298         7,374        3,987        4,808         8,795
Interest ............................................    15,847        8,760        24,607       10,054       10,091        20,145
Depreciation and amortization .......................    28,026        1,591        29,617       25,453        1,530        26,983
                                                      ---------    ---------     ---------    ---------    ---------     ---------
Total Expenses ......................................    97,734       14,490       112,224       80,920       17,441        98,361
                                                      ---------    ---------     ---------    ---------    ---------     ---------

Income (loss) before minority interests, preferred
   dividends and distributions, equity (loss) in
   earnings of real estate joint ventures and
   discontinued operations .......................... $  28,152    $  (9,810)    $  18,342    $  26,218    $ (11,643)    $  14,575
                                                      =========    =========     =========    =========    =========     =========

                                                                               SIX MONTHS ENDED OR AS OF
                                                      ------------------------------------------------------------------------------
                                                                 JUNE 30, 2004                           JUNE 30, 2003
                                                      -------------------------------------   --------------------------------------
                                                         Core                  CONSOLIDATED      Core                   CONSOLIDATED
                                                      Portfolio      Other        TOTALS      Portfolio      Other          TOTALS
                                                      ---------    ---------   ------------   ---------    ---------    ------------
REVENUES:
Base rents, tenant
   escalations and reimbursements ..................  $  252,483   $   3,910     $  256,393   $  213,221   $   3,607     $  216,828
Interest, investment and other
income .............................................       1,986       7,000          8,986        1,797      10,350         12,147
                                                      ----------   ---------     ----------   ---------    ---------     ----------
Total Revenues .....................................     254,469      10,910        265,379      215,018      13,957        228,975
                                                      ----------   ---------     ----------   ---------    ---------     ----------
EXPENSES:
Property operating expenses ........................     100,608       1,483        102,091       83,962       1,856         85,818
Marketing, general and administrative ..............       8,280       6,161         14,441        7,963       8,401         16,364
Interest ...........................................      31,477      18,791         50,268       20,060      20,182         40,242
Depreciation and amortization ......................      55,516       3,222         58,738       52,634       3,129         55,763
                                                      ----------   ---------     ----------   ---------    ---------     ----------
Total Expenses .....................................     195,881      29,657        225,538      164,619      33,568        198,187
                                                      ----------   ---------     ----------   ---------    ---------     ----------
Income (loss) before minority interests, preferred
   dividends and distributions, equity (loss) in
   earnings of real estate joint ventures and
   discontinued operations .........................  $   58,588   $ (18,747)    $   39,841   $   50,399   $ (19,611)    $   30,788
                                                      ==========   =========     ==========   ==========   =========     ==========
Total Assets .......................................  $2,893,110   $ 239,744     $3,132,854   $2,425,189   $ 475,805     $2,900,994
                                                      ==========   =========     ==========   ==========   =========     ==========

10.   NON-CASH INVESTING AND FINANCING ACTIVITIES

During January 2004, in connection with the Operating Partnership's acquisition of 1185 Avenue of the Americas, New York, NY, the Operating Partnership assumed a $202 million mortgage note payable and $48 million of mezzanine debt (see Note
6).

During January 2004, as a result of the Company redeeming its Series B preferred stock, the Operating Partnership redeemed its outstanding Series B preferred units for approximately 1,958,000 OP Units.

During April 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, which were valued at approximately $3.1 million which was applied to amounts owned from the unit holder under the Other Notes.

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

In addition, in April 2004, the Operating Partnership completed the sale to the Rechler family two of the three properties remaining in connection with the Disposition. The third property has subsequently been excluded from the Disposition and will not be transferred to the Rechler family (see Note 6).

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and six month periods ended June 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $217,000 and $678,000 and $105,000 and $231,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $72,000 and $138,000 and $69,000 and $140,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. Reckson Management Group, Inc. had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006 (see Note 6). Base rent of approximately $121,000 was paid by RCD during the three months ended June 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $445,000.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of June 30, 2004 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. In connection with the restructuring, RSVP redeemed the interest of the preferred equity holders of RSVP for an aggregate of approximately $137 million in cash and the transfer to the preferred equity holders of the assets that comprised RSVP's parking investment valued at approximately $28.5 million. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Operating Partnership in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million which was reassessed with no change by management as of June 30, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and has agreed to serve as a member of the board of ACC upon consummation of its initial public offering.

12.   SUBSEQUENT EVENTS

On August 9, 2004, the Operating Partnership made an advance under its Credit Facility in the amount of $222.5 million and along with cash-on-hand paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On August 10, 2004, the Operating Partnership priced an offering of $150 million of 5.875% senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15 and August 15, commencing February 15, 2005. The notes were priced at 99.151% of par value to yield 5.989%. Settlement is scheduled for August 13, 2004. Prior to the issuance of these notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes are issued and these instruments are settled the Company anticipates receiving a benefit of approximately $1.9 million. Such benefit will be amortized against interest expense over the term of the notes. The Operating Partnership intends to use the net proceeds from this offering to repay a portion of the Credit Facility borrowings used to pay off the outstanding mortgage debt on 1185 Avenue of the Americas.

The Company is currently evaluating the redemption of some or all of its Series A preferred stock. In connection with the Company's redemption, if any, of its Series A preferred stock, the Operating Partnership will redeem an equal number of Series A preferred units.

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

The Operating Partnership incurred approximately $700,000 and $1.8 million, and $1.6 million and $3.6 million of bad debt expense during the three and six month periods ended June 30, 2004 and 2003, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the periods presented.

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

The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership's net income because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In accordance with the provisions of Statement No. 144, the Operating Partnership allocated approximately $2.6 million and $5.2 million of its unsecured corporate interest expense to discontinued operations for the three and six months ended June 30, 2003.

CASH AND CASH EQUIVALENTS

The Operating Partnership considers highly liquid investments with a maturity of six months or less when purchased to be cash equivalents. Cash balances at June 30, 2004 include approximately $46.5 million of the remaining net proceeds received during the six month period ended June 30, 2004 relating to property sales, the issuance of the Company's equity and the Operating Partnership's January 2004 issuance of senior unsecured notes.

OVERVIEW AND BACKGROUND

The Operating Partnership, which commenced operations on June 2, 1995, is engaged in the ownership, operation, acquisition, leasing, financing, management and development of office and to a lesser extent industrial properties and also owns land for future development located in the commercial real estate markets in and around the New York City tri-state area (the "Tri-State Area"). Reckson Associates Realty Corp. ("the Company"), is a self administered self managed real estate investment trust ("REIT"), and serves the sole general partner of the Operating Partnership. The Operating Partnership conducts its management, leasing, construction and development related services through the Company's taxable REIT subsidiaries. Reckson Management Group, Inc., RANY Management Group, Inc. and Reckson Construction & Development LLC (the "Service Companies") currently provide these services. The Operating Partnership and the Company (collectively the "Company") were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities.

As of June 30, 2004, the Operating Partnership owned and operated 76 office properties (inclusive of nine office properties owned through joint ventures) comprising approximately 14.4 million square feet and 9 industrial / R&D properties comprising approximately 955,000 located in the Tri-State Area.

In June 2004, the Operating Partnership entered into a contract to sell a 92,000 square foot industrial property located in Westchester for approximately $7.5 million. The Operating Partnership's basis in this property is approximately $4.8 million and is included in properties and related assets held for sale on the Operating Partnership's balance sheet.

As of June 30, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of June 30, 2004, the Operating Partnership had invested approximately $124.5 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and six month periods ended June 30, 2004, the Operating Partnership has capitalized approximately $2.3 million and $5.1 million, respectively related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at June 30, 2004 was approximately $5.7 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. However, there can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration. In July 2004, the Operating Partnership commenced the ground-up development of a 277,000 square foot Class A office building with a total anticipated investment cost of approximately $60 million. This development is located within the Operating Partnership's existing 404,000 square foot executive office park in Melville, NY.

In November 2003, the Operating Partnership disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the "Disposition") for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 common units of limited partnership interest in the Operating Partnership ("OP Units") valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Operating Partnership's unsecured credit facility. For information concerning certain litigation matters pertaining to this transaction see Part II-Other Information; Item 1. Legal Proceedings of this Form 10-Q.

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

In January 2004, the Operating Partnership sold a 104,000 square foot office property located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Operating Partnership's unsecured credit facility. As a result, the Operating Partnership recorded a net gain of approximately $5.5 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Operating Partnership's consolidated statements of income.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both mature in August 2004 and presently have a weighted average interest rate of 4.95%. Such rate is based on the greater of one month LIBOR or 2.15% plus a weighted average spread of approximately 2.80%. An interest rate hedge agreement was acquired to limit exposure to increases in LIBOR above 5.825%. The property is also encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings related to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $3.8 million for the three and six month periods ended June 30, 2004. In addition, amortization expense on the value of lease origination costs was approximately $746,000 and $1.3 million for the three and six month periods ended June 30, 2004, respectively. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

During February 2004, the Operating Partnership executed a lease with Nassau County for the entire building and concourse level at 60 Charles Lindbergh
Blvd., Long Island, comprising approximately 200,000 square feet, including 127,000 square feet previously vacated by WorldCom/MCI. 60 Charles Lindbergh Blvd. will be repositioned to satisfy Nassau County's use.

In April 2004, the Operating Partnership sold a 175,000 square foot office building located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. There can be no assurances that the Operating Partnership will meet the requirements of Section 1031 by identifying and acquiring qualified replacement properties in the required time frame, in which case the Operating Partnership would incur the tax liability on the capital gain realized of approximately $1.5 million. The disposition of the other industrial property, which is subject to certain environmental issues, is conditioned upon the approval of the buyer's lender, which has not been obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, located in Chatham Township, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Operating Partnership has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $400,000 and $5.0 million and $4.3 million and $10.1 million has been recognized during the three and six month periods ended June 30, 2004 and 2003, respectively, and is included in investment and other income on the Operating Partnership's consolidated statements of income.

The Operating  Partnership  holds a $17.0 million note  receivable,  which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). The Mezz Note matures in September 2005, currently bears interest at 12.73%, and the borrower has the right to extend for three additional one-year periods. The Operating Partnership also holds three other notes receivable aggregating $19.0 million which bear interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. When repaid, the remaining Other Notes will aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of June 30, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property is cross-collateralized under a $100.1 million mortgage note payable along with one of the Operating Partnership's New York City buildings. The Operating Partnership has the right to prepay this note in November 2004, prior to its maturity.

The Operating Partnership also owns a 60% non-controlling interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which it manages. As of June 30, 2004, the 520JV had total assets of $20.6 million, a mortgage note payable of $11.7 million and other liabilities of $582,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.6 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires joint decisions from all members on all significant operating and capital decisions including sale of the property, refinancing of the property's mortgage debt, development and approval of leasing strategy and leasing of rentable space. As a result of the decision-making participation relative to the operations of the property, the Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV income (loss) was approximately $294,000 and $408,000 and $(270,000) and $(164,000) for the three and six month periods ended June 30, 2004 and 2003, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and six months ended June 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $217,000 and $678,000 and $105,900 and $231,000,
respectively, of market rate services and Reckson Management Group, Inc. billed approximately $72,000 and $138,000, and $69,000 and $140,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. Reckson Management Group, Inc. had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006. Base rent of approximately $121,000 was paid by RCD during the three months ended June 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $445,000.

During July 1998, the Operating Partnership formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties, located in the New York City borough of Manhattan, aggregating approximately 4.5 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. In addition, during April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. As a result of these transactions, the Tri-State JV owns seven Class A suburban office properties aggregating approximately 1.2 million square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

The total market capitalization of the Operating Partnership at June 30, 2004 was approximately $3.7 billion. The Operating Partnership's total market capitalization is based on the sum of (i) the market value of the Operating Partnership's OP Units (assuming conversion) which for this purpose is based on the closing price of the Company's common stock on June 30, 2004 of $27.46 per unit, (ii) the liquidation preference value of the Operating Partnership's preferred units and (iii) the approximately $1.5 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) of debt outstanding at June 30, 2004. As a result, the Operating Partnership's total debt to total market capitalization ratio at June 30, 2004 equaled approximately 40.3%.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate, operating companies outside the Operating Partnership's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of June 30, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of June 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP's assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Operating Partnership in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan. In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP's remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In April 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership, filed a registration statement on Form S-11 with the Securities and Exchange Commission in connection with a proposed initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership plan to liquidate the ownership position in ACC in connection with the IPO transaction.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $65 million, which was reassessed with no change by management as of June 30, 2004. Such amount has been reflected in investments in service companies and affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and has agreed to serve as a member of the board of ACC upon consummation of its initial public offering.

RESULTS OF OPERATIONS

The following table is a comparison of the results of operations for the three month period ended June 30, 2004 to the three month period ended June 30, 2003 (dollars in thousands):

                                                          THREE MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------
                                                                                    CHANGE
                                                                           -------------------------

                                                  2004          2003         DOLLARS        PERCENT
                                               ----------    ----------    ----------     ----------
PROPERTY OPERATING REVENUES:
  Base rents ..............................    $  109,765    $   94,141    $   15,624           16.6%
  Tenant escalations and reimbursements ...        17,478        13,907         3,571           25.7%
                                               ----------    ----------    ----------

 TOTAL PROPERTY OPERATING REVENUES ........    $  127,243    $  108,048    $   19,195           17.8%
                                               ==========    ==========    ==========

PROPERTY OPERATING EXPENSES:
 Operating expenses .......................    $   30,532    $   25,351    $    5,181           20.4%
 Real estate taxes ........................        20,094        17,087         3,007           17.6%
                                               ----------    ----------    ----------

 TOTAL PROPERTY OPERATING EXPENSES ........    $   50,626    $   42,438    $    8,188           19.3%
                                               ==========    ==========    ==========

INVESTMENT AND OTHER INCOME ...............    $    3,323    $    4,888    $   (1,565)         (32.0)%
                                               ==========    ==========    ==========

OTHER EXPENSES:
 Interest expense .........................    $   24,607    $   20,145    $    4,462           22.1%
 Marketing, general and administrative ....         7,374         8,795        (1,421)         (16.2)%
                                               ----------    ----------    ----------

 TOTAL OTHER EXPENSES .....................    $   31,981    $   28,940    $    3,041           10.5%
                                               ==========    ==========    ==========

The  Operating   Partnership's   property  operating  revenues,   which  include
base-rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $19.2 million for the three months ended June 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $14.6 million attributable to lease up of redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $1.3 million from built-in rent increases for existing tenants in our "same store" properties and by an $800,000 increase in termination fees. Property Operating Revenues also increased by approximately $1.6 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $2.3 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by $500,000 in same space rental rate decreases and $800,000 of free rent concessions.

The Operating Partnership's property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by approximately $8.2 million for the three months ended June 30, 2004 as compared to the 2003 period. The increase is primarily attributable the Operating Partnership's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $7.6 million. The remaining increase in property operating expenses is attributable to $ 600,000 in real estate taxes and operating expenses from the Operating Partnership's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $1.6 million or 32.0%. This decrease is primarily attributable to the decrease in the gain recognized of the Operating Partnership's land sale and build-to-suit transaction of approximately $3.9 million. This decrease was off-set by cost savings achieved by the Operating Partnership's service companies related to the November 2003 restructuring.

Interest expense increased by $4.5 million or 22.1%. This increase is attributable to approximately $3.4 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004 and approximately $2.8 million of corporate interest expense allocable to discontinued operations for the three month period ended June 30, 2003 with no such allocation in the current period. These increases were offset by decreases in interest expense of approximately $400,000 incurred under the Operating Partnership's "same store" mortgage portfolio and a decrease in interest expense of approximately $1.7 million incurred under the Operating Partnership's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Operating Partnership's unsecured credit facility was $90 million for the three months ended June 30, 2004 as compared to $319.9 million for the three months ended June 30, 2003.

Marketing, general and administrative expenses decreased by $1.4 million or 16.2%. This overall decrease is attributable to the efficiencies the Operating Partnership achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Operating Partnership.

Discontinued operations, net of minority interests, increased by approximately $122,000. This net increase is attributable to the gain on sales related to those properties sold during the current period of approximately $3.8 million, which was offset by the decrease of the operations for those properties sold between July 1, 2003 and March 31, 2004.

The following table is a comparison of the results of operations for the six month period ended June 30, 2004 to the six month period ended June 30, 2003 (dollars in thousands):

                                                            SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------------------------
                                                                                    CHANGE
                                                                           -------------------------

                                                  2004          2003         DOLLARS        PERCENT
                                               ----------    ----------    ----------     ----------
PROPERTY OPERATING REVENUES:
 Base rents ...............................    $  220,800    $  188,885    $   31,915           16.9%
 Tenant escalations and reimbursements ....        35,593        27,943         7,650           27.4%
                                               ----------    ----------    ----------

 TOTAL PROPERTY OPERATING REVENUES ........    $  256,393    $  216,828    $   39,565           18.2%
                                               ==========    ==========    ==========

PROPERTY OPERATING EXPENSES:
 Operating expenses .......................    $   61,406    $   51,789    $    9,617           18.6%
 Real estate taxes ........................        40,685        34,029         6,656           19.6%
                                               ----------    ----------    ----------

 TOTAL PROPERTY OPERATING EXPENSES ........    $  102,091    $   85,818    $   16,273           19.0%
                                               ==========    ==========    ==========

INVESTMENT AND OTHER INCOME ...............    $    8,986    $   12,147    $   (3,161)         (26.0)%
                                               ==========    ==========    ==========

OTHER EXPENSES:
 Interest expense .........................    $   50,268    $   40,242    $   10,026           24.9%
 Marketing, general and
 administrative ...........................        14,441        16,364        (1,923)         (11.8)%
                                               ----------    ----------    ----------

 TOTAL OTHER EXPENSES .....................    $   64,709    $   56,606    $    8,103           14.3%
                                               ==========    ==========    ==========

The Operating Partnership's Property Operating Revenues increased by $39.6 million for the six months ended June 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $27.3 million attributable to lease up of redeveloped properties and from the acquisitions of 1185 Avenue of the Americas in January 2004 and 1055 Washington Avenue in August 2003. In addition, Property Operating Revenues increased by $2.6 million from built-in rent increases for existing tenants in our "same store" properties and by a $5.0 million increase in termination fees. Property Operating Revenues also increased by approximately $2.8 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $4.3 million attributable to increased operating expense and real estate tax costs being passed through to tenants as base years for 2002 take effect. These increases were offset by $800,000 in same space rental rate decreases and $1.5 million of free rent concessions.

The Operating Partnership's Property Expenses increased by approximately $16.3 million for the six months ended June 30, 2004 as compared to the 2003 period. The increase is primarily attributable the Operating Partnership's acquisitions of 1185 Avenue of the Americas and 1055 Washington Avenue amounting to approximately $12.7 million. The remaining increase in Property Expenses is attributable to approximately $3.6 million in real estate taxes and operating expenses from the Operating Partnership's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $3.2 million or 26.0 % from the six month period ended June 30, 2003 as compared to the same quarterly period of
2004.  The  decrease  is  primarily  attributable  to a  decrease  in  the  gain recognized on the Operating Partnership's land sale and build-to-suit transaction of approximately $5.1 million. This decrease was off-set by net increases in interest income on mortgage notes and notes receivable of approximately $403,000, net increases in real estate tax recoveries, related to prior periods, of approximately $600,000 and cost savings achieved by the Operating Partnership's service companies related to the November 2003 restructuring.

Interest expense increased by $10.0 million or 24.9 % from the six month period ended June 30, 2003 as compared to the same quarterly period of 2004. The increase is attributable to the net increase of $50 million in the Operating Partnership's senior unsecured notes which resulted in approximately $ 1.3 million of additional interest expense and approximately $6.5 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004. In addition, during the six month period ended June 30, 2003, the Operating Partnership allocated approximately $5.5 million of its interest expense to discontinued operations in accordance with FASB Statement No. 144 with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $691,000 incurred under the Operating Partnership's "same store" mortgage portfolio, in capitalized interest expense of approximately $326,000 attributable to a decrease in development projects and in interest expense of approximately $2.3 million incurred under the Operating Partnership's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Operating Partnership's unsecured credit facility was $104.9 million for the six months ended June 30, 2004 as compared to $303.0 million for the six months ended June 30, 2003.

Marketing, general and administrative expenses decreased by $1.9 million or 11.8% from the six month period ended June 30, 2003 as compared to the same quarterly period of 2004. This overall decrease is attributable to the efficiencies the Operating Partnership achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Operating Partnership.

Discontinued operations, net of minority interests, increased by approximately $2.8 million. This net increase is attributable to the gain on sales of real estate for those properties sold during the current period of approximately $9.3 million, which was off-set by the decrease of the operations for those properties sold between July 1, 2003 and January 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Operating Partnership has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or early terminations of leases. The Operating Partnership is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three and six month periods ended June 30, 2004, the Operating Partnership paid $11.5 million and $21.6 million, respectively for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, the Operating Partnership's cash flow from operating activities was not sufficient to pay 100% of the distributions paid on its common stock. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership has used proceeds of property sales or borrowings under its credit facility. Based on the Operating Partnership's forecasted leasing for 2004 it anticipates that it will incur similar shortfalls. The Operating Partnership currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Operating Partnership periodically reviews its distribution policy to determine the appropriateness of the Operating Partnership's distribution rate relative to the Operating Partnership's cash flows. The Operating Partnership adjusts its distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in its cash flow as well as required distributions of the Company's taxable income to maintain its status as a REIT. There can be no assurance that the Operating Partnership will maintain the current quarterly distribution level on its common units.

The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. During the six months ended June 30, 2004, the Company issued $150 million of common equity securities and the
Operating Partnership issued $150 million of senior unsecured debt securities. There can be no assurance that there will be adequate demand for the Operating Partnership's equity at the time or at the price in which the Operating Partnership desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets. However, there can be no assurances that the Operating Partnership will be able to identify such opportunities that meet the Operating Partnership's underwriting criteria. The Operating Partnership will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings,  equity  offerings  and proceeds  from sales of land and  non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term. The Operating Partnership's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Operating Partnership on an ongoing basis. Negative changes in the Operating Partnership's ratings would result in increases in the Operating Partnership's borrowing costs, including borrowings under the Operating Partnership's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. Our results reflect vacancy rates in our markets that are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords have been required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. However, our markets have begun to recover as evidenced by an increased level of leasing activity, increased occupancy rates in our portfolio and decreases in vacancy rates in certain of our markets.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Operating Partnership's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2004. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, including for acts of terrorism up to $500 million on a per occurrence basis, except for one asset which is insured up to $393 million.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of the Operating Partnership's properties and its ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Operating Partnership's revenues from property rentals.

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. As a result, it is anticipated that the Operating Partnership will make distributions in amounts sufficient to meet this requirement. The Operating Partnership expects to use its cash flow from operating activities for distributions and for payment of recurring, non-incremental revenue-generating expenditures. The Operating Partnership intends to invest amounts accumulated for distribution in short-term liquid investments.

As of June 30, 2004, the Operating Partnership had a $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility was scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. As of June 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At June 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.18%.

On August 6, 2004, the Operating Partnership amended and extended the Credit Facility to mature in August 2007 with similar terms and conditions as existed prior to the amendment and extension.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At June 30, 2004, the Operating Partnership had availability under the Credit Facility to borrow an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

On August 9, 2004, the Operating Partnership made an advance under its Credit Facility in the amount of $222.5 million and along with cash-on-hand paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Prior to the issuance of these senior unsecured notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized over the term of the senior unsecured notes. During March 2004, the Company also completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from these transactions were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and to invest in short-term liquid investments.

On August 10, 2004, the Operating Partnership priced an offering of $150 million of 5.875% senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15 and August 15, commencing February 15, 2005. The notes were priced at 99.151% of par value to yield 5.989%. Settlement is scheduled for August 13, 2004. Prior to the issuance of these notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes are issued and these instruments are settled the Company anticipates receiving a benefit of approximately $1.9 million. Such benefit will be amortized against interest expense over the term of the notes. The Operating Partnership intends to use the net proceeds from this offering to repay a portion of the Credit Facility borrowings used to pay off the outstanding mortgage debt on 1185 Avenue of the Americas.

The Operating Partnership continues to seek opportunities to acquire real estate assets in its markets. The Operating Partnership has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Operating Partnership's commercial real estate assets, the Operating Partnership has sold certain non-core assets or interests in assets where significant value has been created. During 2003, the Operating Partnership sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during the six months ended June 30, 2004, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $44.1 million, net of minority partner's joint venture interest. The Operating Partnership used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments can be made.

An OP Unit and a share of common stock have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock of the Company on a one-for-one basis. The OP Units currently receive a quarterly distribution of $.4246 per unit. As of June 30, 2004, the Operating Partnership had issued and outstanding 3,084,708 Class A OP Units and 465,845 Class C OP Units. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit.

On November 25, 2003, the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of the Company common stock. The Board of Directors declared a final cash dividend on the Company's Class B common stock to holders of record on November 25, 2003 in the amount of $.1758 per share which was paid on January 12, 2004. This payment covered the period from November 1, 2003 through November 25, 2003 and was based on the previous quarterly Class B common stock dividend rate of $.6471 per share. In order to align the regular quarterly dividend payment schedule of the former holders of Class B common stock with the schedule of the holders of common stock for periods subsequent to the exchange date for the Class B common stock, the Board of Directors also declared a cash dividend with regard to the common stock to holders of record on October 14, 2003 in the amount of $.2585 per share which was paid on January 12, 2004. This payment covered the period from October 1, 2003 through November 25, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. As a result, the Company declared dividends through November 25, 2003 to all holders of common stock and Class B common stock. The Board of Directors also declared the common stock cash dividend for the portion of the fourth quarter subsequent to November 25, 2003. The holders of record of common stock on January 2, 2004, giving effect to the exchange transaction, received a dividend on the common stock in the amount of $.1661 per share on January 12, 2004. This payment covered the period from November 26, 2003 through December 31, 2003 and was based on the current quarterly common stock dividend rate of $.4246 per share. In connection with the Company's exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of OP Units. Further, with respect to the foregoing declarations on dividends on the Company's common and Class B common stock, the Operating Partnership made distributions on its OP Units and Class B common units in like amounts on the same dates.

During the six month period ended June 30, 2004, approximately 1.3 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Operating Partnership of approximately $27.2 million.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the six months ended June 30, 2004.

The Board of Directors of the Company also formed a pricing committee to consider purchases of up to $75 million of the Company's outstanding preferred securities.

The Company is currently evaluating the redemption of some or all of its Series A preferred stock. In connection with the Company's redemption, if any, of its Series A preferred stock, the Operating Partnership will redeem an equal number of Series A preferred units.

On June 30, 2004, the Company had issued and outstanding 8,693,900 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock is redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, is convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. In addition, during July 2004, the Company exchanged 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of its common stock. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of these transactions annual preferred distributions will decrease by approximately $2.8 million. In accordance with the Emerging Issues Task Force ("EITF") Topic D-42 the Operating Partnership will incur an accounting charge during the third quarter of 2004 of approximately $3.4 million in connection with the July 2004 exchange of the Company's Series A preferred stock.

On January 1, 2004, the Company had issued and outstanding two million shares of Series B Convertible Cumulative Preferred Stock (the "Series B preferred stock"). The Series B preferred stock was redeemable by the Company as follows:
(i) on or after June 3, 2003 to and including June 2, 2004, at $25.50 per share and (ii) on or after June 3, 2004 and thereafter, at $25.00 per share. The Series B preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $26.05 per share. On January 16, 2004, the Company exercised its option to redeem the two million shares of outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units. As a result of this redemption, annual preferred distributions will decrease by approximately $4.4 million.

On April 1, 2004, the Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a current annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units are held by a third party and were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exchanged them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchanges and conversions, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million owed from the unit holder under the Other Notes.

The Operating Partnership's indebtedness at June 30, 2004 totaled approximately $1.5 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) and was comprised of $90 million outstanding under the Credit Facility, approximately $549.1 million of senior unsecured notes and approximately $833.2 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.7 billion at June 30, 2004 (calculated based on the sum of (i) the market value of the OP Units, assuming conversion (which, for this purpose is based upon the closing price of the Company's common stock on June 30, 2004 of $27.46 per unit), (ii) the liquidation preference value of the Operating Partnership's preferred units and
(iii) the $1.5 billion of debt), the Operating Partnership's debt represented approximately 40.3% of its total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership's significant consolidated debt obligations, by scheduled principal cash flow payments and maturity date, and its commercial commitments by scheduled maturity at June 30, 2004 (in thousands):

                                                                    MATURITY DATE
                                 ----------------------------------------------------------------------------------
                                   2004           2005          2006           2007           2008       THEREAFTER      TOTAL
                                 ----------    -----------    ----------     ----------    ----------    ----------    ----------
Mortgage notes payable (1)       $   6,779      $  13,887     $  13,478      $  10,969       $ 9,989      $105,178     $  160,280
Mortgage notes payable (2) (3)     250,000         18,553       129,920         60,539           ---       346,269        805,281
Senior unsecured notes                 ---            ---           ---        200,000           ---       350,000        550,000
Unsecured credit facility              ---         90,000           ---            ---           ---           ---         90,000
Land lease obligations (4)           3,737          3,776         3,828          3,753         3,753        78,672         97,519
Operating leases                     1,119          1,282         1,198            844           359           ---          4,802
Air rights lease                       333            333           333            333           333         3,680          5,345
obligations
                                 ----------     ----------    ----------     ----------    ----------    ----------    -----------
                                 $ 261,968      $ 127,831     $ 148,757      $ 276,438       $14,434      $883,799     $1,713,227
                                 ==========     ==========    ==========     ==========    ==========    ==========    ===========

(1)   Scheduled principal amortization payments.

(2)   Principal payments due at maturity.

(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at March 31, 2004 is approximately $7.6 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

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

During August 2004 the mortgage note payable and mezzanine debt, aggregating $250 million, on the property located at 1185 Avenue of the Americas, New York, NY, matures. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. Such amount has been reflected as accumulated other comprehensive income with a corresponding increase to prepaid expenses and other assets on the Operating Partnership's balance sheet. On July 1, 2004, the Operating Partnership entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

At June 30, 2004, the Operating Partnership had approximately $940,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $43.5 million, or 4.5%, of the Operating Partnership's mortgage debt is recourse to the Operating Partnership.

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

With the recent appointment of Messrs. Crocker, Steinberg, Ruffle and Ms. McCaul as additional independent directors and the retirement of Mr. Kevenides, the Company's Board of Directors currently consists of seven independent directors and two insiders. Mr. Peter Quick serves as the Lead Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director's compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company's Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company's "five or fewer" limitation on the ownership of its common stock so that such limitation may only be used to protect the Company's REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire $100,000 of common stock of the Company and a policy which requires that at least one independent director be rotated off the Board every three years.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Operating Partnership discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of June 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $248,000 and $556,000 of compensation expense was recorded for the three and six month periods ended June 30, 2004, respectively related to these LTIP. Such amount has been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at June 30, 2004, and have been included as a reduction of additional paid in capital on the Operating Partnership's consolidated balance sheets. Other outstanding loans to executive and senior officers at June 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of June 30, 2004, there remains 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and six month periods ended June 30, 2004 the Operating Partnership recorded approximately $100,000 and $201,000, respectively compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of June 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Operating Partnership recorded approximately $699,000 and $1.4 million of compensation expense for the three and six month periods ended June 30, 2004, respectively. Such amount has been included in marketing, general and administrative expenses on the Operating Partnership's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

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

All of the Operating Partnership's office and industrial / R&D properties have been subjected to a Phase I or similar environmental audit after April 1, 1994 (which involved general inspections without soil sampling, ground water analysis or radon testing and, for the Operating Partnership's properties constructed in 1978 or earlier, survey inspections to ascertain the existence of ACMs were conducted) completed by independent environmental consultant companies (except for 35 Pinelawn Road which was originally developed by Reckson Associates, the predecessor to the Operating Partnership, and subjected to a Phase 1 in April
1992). These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnership's business.

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

FUNDS FROM OPERATIONS

Management believes that Funds from Operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, the Operating Partnership believes it provides useful information to the Company's shareholders, potential investors and management. The Operating Partnership computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined by NAREIT as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity.

Since all companies and analysts do not calculate FFO in a similar fashion,  the
Operating  Partnership's   calculation  of  FFO  presented  herein  may  not  be
comparable to similarly titled measures as reported by other companies.

The following table presents the Operating Partnership's FFO calculation (unaudited and in thousands):

                                                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                              JUNE 30,                JUNE 30,
                                                                                       ---------------------   ---------------------
                                                                                          2004        2003        2004        2003
                                                                                       ---------   ---------   ---------   ---------
Net income allocable to common unit holders ........................................   $  13,744   $   8,459   $  30,644   $  18,118
Adjustments for basic funds from operations:
   Add:
      Real estate depreciation and amortization ....................................      28,854      29,127      57,411      60,454
      Minority partners' interests in consolidated partnerships ....................       6,811       4,335      13,136       9,025
   Less:
      Gain on sales of depreciable real estate......................................       6,174          --      11,330          --
      Amounts distributable to minority partners in consolidated partnerships ......       6,411       6,769      14,915      13,576
                                                                                       ---------   ---------   ---------   ---------

Funds From Operations ("FFO") ......................................................   $  36,824   $  35,152   $  74,946   $  74,021
                                                                                       =========   =========   =========   =========

Weighted average units outstanding .................................................      70,443      65,192      67,679      65,292
                                                                                       =========   =========   =========   =========

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

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which are scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. At June 30, 2004, the fair value of these instruments exceeded their carrying value by approximately $5.2 million. On July 1, 2004, the Operating Partnership entered into an additional anticipatory interest rate hedge instrument totaling $12.5 million to coincide with the aforementioned August 2004 debt maturity.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at June 30, 2004 (dollars in thousands):

                                           For the Year Ended December 31,
                           ----------------------------------------------------------------
                                 2004        2005         2006         2007         2008      Thereafter    Total (1)       FMV
                           --------------------------------------------------------------------------------------------------------
Long term debt:
   Fixed rate .............  $    6,779   $   32,440   $  143,398   $  271,508   $    9,989   $  801,447   $ 1,265,561   $1,340,918
   Weighted average
      interest rate .......       7.47%        6.90%        7.37%        7.14%        7.23%        7.40%         7.33%

   Variable rate ..........  $  250,000   $   90,000   $       --   $       --   $       --   $       --   $   340,000   $  340,000
   Weighted average
      interest rate .......       4.95%        2.18%           --           --           --           --         4.22%

(1)   Includes  aggregate   unamortized   issuance  discounts  of  approximately
      $868,000 on certain of the senior unsecured notes which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have a $900,000 annual increase in interest expense on the $90 million of variable rate debt due in 2005. A one percent increase in LIBOR would have no impact to interest expense on the $250 million of variable rate debt due in 2004, as interest reported in the current period is calculated using a LIBOR rate in excess of one percent over the LIBOR rate at June 30, 2004.

The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at June 30, 2004 (dollars in thousands):

                                             For the Year Ended December 31,
                            ---------------------------------------------------------------

                                2004         2005         2006         2007         2008      Thereafter    Total (1)       FMV
                            --------------------------------------------------------------------------------------------------------
Mortgage notes and
   notes receivable:

Fixed rate ................  $   19,000   $       --   $       --   $   16,990   $       --   $       --   $    35,990   $   39,239
   Weighted average
      interest rate .......      10.70%           --           --       12.00%           --           --        11.31%

Variable rate .............  $       --   $   30,000   $       --   $       --   $       --   $       --   $    30,000   $   30,000
   Weighted average
      interest rate .......          --       12.73%           --           --           --           --        12.73%

(1)   Excludes   interest   receivables   and  unamortized   acquisition   costs
      aggregating approximately $2.4 million dollars.

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

SELECTED PORTFOLIO INFORMATION

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of June 30, 2004:

                                  WTD. AVG.                            PERCENT OF PRO-RATA     PERCENT OF CONSOLIDATED
                               TERM REMAINING          TOTAL           SHARE OF ANNUALIZED         ANNUALIZED BASE
 TENANT NAME (1) (2)               (YEARS)          SQUARE FEET        BASE RENTAL REVENUE          RENTAL REVENUE
 ----------------------------- ---------------- -------------------- ------------------------- -------------------------
*Debevoise & Plimpton               17.5              465,420                  3.3%                      5.6%
 King & Spalding                     7.8              176,204                  2.3%                      2.0%
*Verizon Communications Inc.         2.7              263,569                  1.9%                      1.7%
*American Express                    9.2              129,818                  1.9%                      1.7%
*Schulte Roth & Zabel               16.4              279,746                  1.6%                      2.7%
*Fuji Photo Film USA                 8.4              186,484                  1.3%                      1.2%
 Dun & Bradstreet Corp.              8.3              123,000                  1.2%                      1.0%
 United Distillers                   0.7              137,918                  1.2%                      1.0%
*Bank of America/Fleet Bank          6.7              125,903                  1.2%                      1.0%
*WorldCom/MCI                        2.6              244,730                  1.1%                      1.1%
 Arrow Electronics                   9.5              163,762                  1.1%                      1.0%
 Amerada Hess Corporation            8.5              127,300                  1.1%                      1.0%
 T.D. Waterhouse                     3.1              103,381                  1.0%                      0.9%
 Westdeutsche Landesbank            11.8               53,000                  1.0%                      0.9%
 D.E. Shaw                          11.5               79,515                  0.9%                      0.8%
 Practicing Law Institute            9.7               77,500                  0.9%                      0.8%
*Banque Nationale De Paris          12.1              145,834                  0.9%                      1.5%
 North Fork Bank                    11.5              126,770                  0.9%                      0.8%
 Vytra Healthcare                    3.5              105,613                  0.9%                      0.8%
*Kramer Levin Nessen Kamin           0.8              158,144                  0.9%                      1.5%
 Heller Ehrman White                 0.9               64,526                  0.9%                      0.7%
 P.R. Newswire Associates            3.9               67,000                  0.8%                      0.7%
*JP Morgan Chase/ Bank One           5.6               87,737                  0.8%                      0.8%
*HQ Global                           4.3              126,487                  0.8%                      0.8%
 Laboratory Corp. Of America         2.9              108,000                  0.8%                      0.7%

(1) Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.

(2)   Excludes One Orlando Centre in Orlando, Florida.

* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2000 through 2003 and for the six month period ended June 30, 2004 for the Operating Partnership's consolidated office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                             Average          YTD
                                2000           2001           2002           2003           2000-2003        2004
                            -----------    -----------    -----------    -----------       -----------    -----------
Suburban Office Properties
   Total                    $ 3,289,116    $ 4,606,069    $ 5,283,674    $ 6,791,336       $ 4,992,549    $ 2,835,587
   Per Square Foot          $      0.33    $      0.45    $      0.53    $      0.67       $      0.49    $      0.28

NYC Office Properties
   Total                    $   946,718    $ 1,584,501    $ 1,939,111    $ 1,922,209       $ 1,598,135    $ 1,210,758
   Per Square Foot          $      0.38    $      0.45    $      0.56    $      0.55       $      0.48    $      0.27

Industrial Properties
   Total                    $   813,431    $   711,666    $ 1,881,627    $ 1,218,401(1)    $ 1,156,281    $    22,923
   Per Square Foot          $      0.11    $      0.11    $      0.28    $      0.23       $      0.18    $      0.02

TOTAL PORTFOLIO
                            -----------    -----------    -----------    -----------       -----------    -----------
     Total                  $ 5,049,265    $ 6,902,236    $ 9,104,412    $ 9,931,946       $ 7,746,965    $ 4,069,268
     Per Square Foot        $      0.25    $      0.34    $      0.45    $      0.52       $      0.39    $      0.26

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions in which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2003 and for the six month period ended June 30, 2004 for the Operating Partnership's consolidated office and industrial / R&D properties other than One Orlando Center in Orlando, FL:

                                                                                                            Average       YTD
                              2000       2001         2002          2003       2000-2003     2004(1)         New       Renewal
                          --------------------------------------------------------------------------------------------------------
Long Island
Office Properties
 Tenant Improvements      $2,853,706  $2,722,457  $ 1,917,466    $ 3,774,722   $ 2,817,088  $ 2,394,114    $1,327,529  $1,066,585
 Per Square Foot Improved $     6.99  $     8.47  $      7.81    $      7.05   $      7.58  $      9.05    $    12.67  $     6.67
 Leasing Commissions      $2,208,604  $1,444,412  $ 1,026,970    $ 2,623,245   $ 1,825,808  $ 1,333,976    $  529,537  $  804,439
 Per Square Foot Leased   $     4.96  $     4.49  $      4.18    $      4.90   $      4.63  $      5.04    $     5.05  $     5.03
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $    11.95  $    12.96  $     11.99    $     11.95   $     12.21  $     14.09    $    17.72  $    11.70
                          ========================================================================================================

Westchester
Office Properties
 Tenant Improvements      $1,860,027  $2,584,728  $ 6,391,589(2) $ 3,732,370   $ 3,642,178  $ 4,937,356    $4,216,913  $  720,443
 Per Square Foot Improved $     5.72  $     5.91  $     15.05    $     15.98   $     10.66  $     14.64    $    21.48  $     5.12
 Leasing Commissions      $  412,226  $1,263,012  $ 1,975,850(2) $   917,487   $ 1,142,144  $ 2,003,752    $1,571,958  $  431,794
 Per Square Foot Leased   $     3.00  $     2.89  $      4.65    $      3.93   $      3.62  $      5.94    $     8.01  $     3.07
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $     8.72  $     8.80  $     19.70    $     19.91   $     14.28  $     20.58    $    29.49  $     8.19
                          ========================================================================================================

Connecticut
Office Properties
 Tenant Improvements      $  385,531  $  213,909  $   491,435   $   588,087    $   419,740  $ 2,400,708    $1,047,111  $1,353,597
 Per Square Foot Improved $     4.19  $     1.46  $      3.81   $      8.44    $      4.47  $     14.13    $    29.54  $    10.06
 Leasing Commissions      $  453,435  $  209,322  $   307,023   $   511,360    $   370,285  $ 1,382,615    $  347,634  $1,034,981
 Per Square Foot Leased   $     4.92  $     1.43  $      2.38   $      7.34    $      4.02  $      8.14    $     9.81  $     7.69
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $     9.11  $     2.89  $      6.19   $     15.78    $      8.49  $     22.27    $    39.35  $    17.75
                          ========================================================================================================

New Jersey
Office Properties
 Tenant Improvements      $1,580,323  $1,146,385  $ 2,842,521   $ 4,327,295    $ 2,474,131  $   710,890    $  665,124  $   45,766
 Per Square Foot Improved $     6.71  $     2.92  $     10.76   $     11.57    $      7.99  $      7.50    $    13.42  $     1.01
 Leasing Commissions      $1,031,950  $1,602,962  $ 1,037,012   $ 1,892,635    $ 1,391,140  $   252,534    $  232,829  $   19,705
 Per Square Foot Leased   $     4.44  $     4.08  $      3.92   $      5.06    $      4.38  $      2.66    $     4.70  $     0.44
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $    11.15  $     7.00  $     14.68   $     16.63    $     12.37  $     10.16    $    18.12  $     1.45
                          ========================================================================================================

New York City
Office Properties
 Tenant Improvements      $   65,267  $  788,930  $ 4,350,106   $ 5,810,017(3) $ 2,753,580  $ 3,497,494(4) $2,393,044  $1,104,450(4)
 Per Square Foot Improved $     1.79  $    15.69  $     18.39   $     32.84    $     17.18  $     21.01    $    27.11  $    14.12
 Leasing Commissions      $  418,185  $1,098,829  $ 2,019,837   $ 2,950,330(3) $ 1,621,795  $ 1,041,336(4) $  470,445  $  570,891(4)
 Per Square Foot Leased   $    11.50  $    21.86  $      8.54   $     16.68    $     14.64  $      6.25    $     5.33  $     7.30
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $    13.29  $    37.55  $     26.93   $     49.52    $     31.82  $     27.26    $    32.44  $    21.42
                          ========================================================================================================

Industrial Properties
 Tenant Improvements      $  650,216  $1,366,488  $ 1,850,812   $ 1,249,200    $ 1,279,179  $   205,104    $  157,661  $   47,443
 Per Square Foot Improved $     0.95  $     1.65  $      1.97   $      2.42    $      1.75  $      2.11    $     1.73  $     7.46
 Leasing Commissions      $  436,506  $  354,572  $   890,688   $   574,256    $   564,005  $   225,539    $  225,539  $        0
 Per Square Foot Leased   $     0.64  $     0.43  $      0.95   $      1.11    $      0.78  $      2.32    $     2.48  $     0.00
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $     1.59  $     2.08  $      2.92   $      3.53    $      2.53  $      4.43    $     4.21  $     7.46
                          ========================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
 Tenant Improvements      $7,395,070  $8,822,897  $17,843,929   $19,481,691    $13,385,896  $14,145,666    $9,807,382  $4,338,284
 Per Square Foot Improved $     4.15  $     4.05  $      7.96   $     10.22    $      6.66  $     12.51    $    17.35  $     7.68
 Leasing Commissions      $4,960,906  $5,973,109  $ 7,257,380   $ 9,469,313    $ 6,915,177  $ 6,239,752    $3,377,942  $2,861,810
 Per Square Foot Leased   $     3.05  $     2.75  $      3.24   $      4.97    $      3.54  $      5.52    $     5.97  $     5.07
                          --------------------------------------------------------------------------------------------------------
  Total Per Square Foot   $     7.20  $     6.80  $     11.20   $     15.19    $     10.20  $     18.03    $    23.32  $    12.75
                          ========================================================================================================
------------------------------------------------------------------------------------------------------------------------------------

(1) Excludes $2.8 million of deferred leasing costs attributable to space marketed but not yet leased.

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

(4) Excludes 86,800 square foot Westpoint Stevens early renewal. There were no tenant improvement or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006.

--------------------------------------------------------------------------------

The following table sets forth the Operating Partnership's lease expiration table, as adjusted for pre-leased space, at July 1, 2004 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D Portfolio:

                               TOTAL PORTFOLIO (1)
--------------------------------------------------------------------------------
                          Number of     Square     % of Total      Cumulative
Year of                     Leases       Feet       Portfolio      % of Total
Expiration                 Expiring    Expiring       Sq Ft      Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          92         545,148     3.5%             3.5%
2005                         185       1,523,110     9.9%            13.4%
2006                         184       1,692,820    11.0%            24.4%
2007                         109       1,140,838     7.4%            31.8%
2008                         109         959,655     6.2%            38.1%
2009                         102       1,131,680     7.4%            45.4%
2010 and thereafter          315       7,327,050    47.6%            93.0%
--------------------------------------------------------------------------------
Total/Weighted Average      1,096     14,320,301    93.0%
--------------------------------------------------------------------------------
Total Portfolio Square Feet           15,396,244
--------------------------------------------------------------------------------

                              OFFICE PORTFOLIO (1)
--------------------------------------------------------------------------------
                          Number of     Square     % of Total      Cumulative
Year of                     Leases       Feet        Office        % of Total
Expiration                 Expiring    Expiring       Sq Ft      Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          89         513,528     3.6%             3.6%
2005                         182       1,383,960     9.6%            13.1%
2006                         180       1,595,854    11.1%            24.2%
2007                         105       1,071,346     7.4%            31.6%
2008                         106         916,812     6.3%            38.0%
2009                         101       1,086,699     7.5%            45.5%
2010 and thereafter          310       6,981,186    48.3%            93.8%
--------------------------------------------------------------------------------
Total/Weighted Average      1,073     13,549,385    93.8%
--------------------------------------------------------------------------------
Total Office Portfolio Square Feet    14,440,849
--------------------------------------------------------------------------------

                            INDUSTRIAL/R&D PORTFOLIO
--------------------------------------------------------------------------------
                          Number of     Square     % of Total      Cumulative
Year of                     Leases       Feet    Industrial/R&D    % of Total
Expiration                 Expiring    Expiring       Sq Ft      Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          3          31,620      3.3%             3.3%
2005                          3         139,150     14.6%            17.9%
2006                          4          96,966     10.1%            28.0%
2007                          4          69,492      7.3%            35.3%
2008                          3          42,843      4.5%            39.8%
2009                          1          44,981      4.7%            44.5%
2010 and thereafter           5         345,864     36.2%            80.7%
--------------------------------------------------------------------------------
Total/Weighted Average        23        770,916     80.7%
--------------------------------------------------------------------------------
Total Industrial/R&D Portfolio
  Square Feet                           955,395
--------------------------------------------------------------------------------

(1)   Excludes One Orlando Centre in Orlando, Florida

The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            2004          2003
                                                         ---------     ---------
Capital expenditures:
   Non-incremental ...................................   $   4,069     $   4,297
   Incremental .......................................       1,085           899
Tenant improvements:
   Non-incremental ...................................       9,671        19,901
   Incremental .......................................       2,976            52
                                                         ---------     ---------
Additions to commercial real estate properties .......   $  17,801     $  25,149
                                                         =========     =========

Leasing costs:
   Non-incremental ...................................   $   6,764     $   6,554
   Incremental .......................................       1,913         2,211
                                                         ---------     ---------
Payment of deferred leasing costs ....................   $   8,677     $   8,765
                                                         =========     =========

Acquisition and development costs ....................   $ 335,668     $  16,237
                                                         =========     =========

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A number of shareholder derivative actions have been commenced purportedly on behalf of the Operating Partnership against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System
v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers' Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03)) and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C- 03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876 (10/27/03) and Chirko v. Rechler et al., 24-C-03-008010
(10/30/03)), relating to the sale of the Long Island Industrial Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a " market check" or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, an injunction against the transaction and damages. The Operating Partnership believes that complaints are without merit.

Kramer Levin Naftalis & Frankel commenced an action against Metropolitan 919 3rd Avenue LLC in the Supreme Court of the State of New York, County of New York (Kramer Levin Naftalis & Frankel LLP v. Metropolitan 919 3rd Avenue LLC, Index No. 604512/2002 (12/16/02)) relating to alleged overcharges of approximately $700,000 with respect to its lease at 919 3rd Avenue, New York, NY. Such overcharges were primarily incurred during the period prior to the Operating Partnership's ownership of the property. Subsequent to the filing of the complaint, the parties agreed to pursue private mediation. As of May 2004, the mediation effort was discontinued and the parties have resumed litigation. The Operating Partnership believes that the complaint is without merit.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities- None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other information

      a)    None

      b) There have been no material changes to the procedures by which stockholders may recommend nominees to the Company's Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

            10.1 Third amended and restated credit agreement dated August 6, 2004 between Reckson Operating Partnership, L.P., as Borrower and the institutions from time to time party thereto as Lenders.

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

      b) During the three months ended June 30, 2004, the Registrant filed the following reports on Form 8-K:

            On May 6, 2004, the Registrant submitted a report on Form 8-K under Items 7 and 12 thereof in order to file a press release announcing the Company's consolidated financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

By:        /s/ Scott H. Rechler             By:      /s/ Michael Maturo
   -------------------------------------       ---------------------------------
    Scott H. Rechler, Chief Executive          Michael Maturo, Executive
    Officer and President                      Vice President, Treasurer and
                                               Chief Financial Officer

DATE: August 9, 2004