Form 10-Q
period 2004-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2004-11-15
CIK 930810

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                         COMMISSION FILE NUMBER: 1-13762



                       RECKSON OPERATING PARTNERSHIP, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MARYLAND                                                              11-3233647
--------                                                              ----------
(STATE OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)

225 BROADHOLLOW ROAD, MELVILLE, NY                                         11747
----------------------------------                                         -----
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

                               YES ___  NO _X_.


                 ----------------------------------------------


================================================================================

                       RECKSON OPERATING PARTNERSHIP, L.P.
                                QUARTERLY REPORT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS


  INDEX                                                                     PAGE
================================================================================
  PART I.   FINANCIAL INFORMATION
================================================================================


  Item 1.   Financial Statements

            Consolidated Balance Sheets as of September 30, 2004
              (unaudited) and December 31, 2003 ............................   2

            Consolidated Statements of Income for the three
              and nine months ended September 30, 2004 and
              2003 (unaudited) .............................................   3

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2004 and
              2003 (unaudited) .............................................   4

            Notes to the Consolidated Financial Statements (unaudited) .....   5

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  20

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk......  38

  Item 4.   Controls and Procedures.........................................  39

================================================================================
  PART II.  OTHER INFORMATION
================================================================================

  Item 1.   Legal Proceedings...............................................  44

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....  44

  Item 3.   Defaults Upon Senior Securities.................................  45

  Item 4.   Submission of Matters to a Vote of Securities Holders...........  45

  Item 5.   Other Information...............................................  45

  Item 6.   Exhibits........................................................  45

================================================================================
  SIGNATURES                                                                  45
================================================================================

| 1

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                       RECKSON OPERATING PARTNERSHIP, L.P.
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2004          2003
                                                      -----------   -----------
                                                      (UNAUDITED)
ASSETS:
Commercial real estate properties, at cost:
  Land .............................................  $   398,790   $   378,479
  Building and improvements ........................    2,664,258     2,211,566
Developments in progress:
  Land .............................................       98,468        90,706
  Development costs ................................       27,889        68,127
Furniture, fixtures and equipment ..................       11,862        11,338
                                                      -----------   -----------
                                                        3,201,267     2,760,216
Less accumulated depreciation ......................     (542,124)     (464,382)
                                                      -----------   -----------
Investment in real estate, net of accumulated
  deprecation ......................................    2,659,143     2,295,834
Properties and related assets held for sale, net
  of accumulated depreciation ......................           --        52,517
Investments in real estate joint ventures ..........        6,574         5,904
Investments in mortgage notes and notes receivable .       53,525        54,986
Investments in affiliate loans and joint ventures ..       65,435        75,544
Cash and cash equivalents ..........................       53,275        22,512
Tenant receivables .................................       10,903        11,929
Deferred rents receivable ..........................      127,672       111,962
Prepaid expenses and other assets ..................       60,864        34,944
Contract and land deposits and pre-acquisition costs           77        20,203
Deferred leasing and loan costs ....................       74,880        64,345
                                                      -----------   -----------
    TOTAL ASSETS ...................................  $ 3,112,348   $ 2,750,680
                                                      ===========   ===========

LIABILITIES:
Mortgage notes payable .............................  $   712,337   $   721,635
Liabilities associated with properties held for sale           --           881
Unsecured credit facility ..........................       90,000       169,000
Senior unsecured notes .............................      697,911       499,445
Accrued expenses and other liabilities .............      108,430        89,979
Distributions payable ..............................       35,174        28,290
                                                      -----------   -----------

TOTAL LIABILITIES ..................................    1,643,852     1,509,230
                                                      -----------   -----------
Minority partners' interests in consolidated
    partnerships ...................................      212,057       233,070
                                                      -----------   -----------
Commitments and contingencies ......................           --            --

PARTNERS' CAPITAL:
Preferred Capital, 5,321,685 and 10,854,162 units
  outstanding, respectively ........................      128,892       281,690

General Partners' Capital:
  Common units, 75,535,562 and 58,275,367 units
    outstanding, respectively ......................    1,076,810       682,172
Limited Partners' Capital:
  Class A common units, 3,118,556 units issued
    and outstanding ................................       44,287        38,613
  Class C common units, 465,854 units issued
    and outstanding ................................        6,450         5,905
                                                      -----------   -----------
  Total Partners' Capital ..........................    1,256,439     1,008,380
                                                      -----------   -----------
    Total Liabilities and Partners' Capital ........  $ 3,112,348   $ 2,750,680
                                                      ===========   ===========

                (see accompanying notes to financial statements)

| 2

                                 RECKSON OPERATING PARTNERSHIP, L.P.
                                  CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       ----------------------------    ----------------------------
                                                                           2004            2003            2004            2003
                                                                       ------------    ------------    ------------    ------------
PROPERTY OPERATING REVENUES:
  Base rents ........................................................  $    111,260    $     93,225    $    332,060    $    282,110
  Tenant escalations and reimbursements .............................        19,517          16,244          55,110          44,186
                                                                       ------------    ------------    ------------    ------------
    Total property operating revenues ...............................       130,777         109,469         387,170         326,296
                                                                       ------------    ------------    ------------    ------------
EXPENSES:
  Property operating expenses .......................................        54,644          46,222         156,735         132,041
  Marketing, general and administrative .............................         7,681           8,163          22,122          24,527
  Depreciation and amortization .....................................        29,584          25,063          86,496          79,121
                                                                       ------------    ------------    ------------    ------------
    Total operating expenses ........................................        91,909          79,448         265,353         235,689
                                                                       ------------    ------------    ------------    ------------
    Operating Income ................................................        38,868          30,021         121,817          90,607
                                                                       ------------    ------------    ------------    ------------
NON-OPERATING INCOME AND EXPENSES:
Interest income on mortgage notes and notes receivable
  (including $479, $1,100, $1,608 and $3,100, respectively
  from related parties) .............................................         1,963           1,724           5,455           4,814
Investment and other income .........................................         5,358           4,660          10,852          13,717
Interest:
  Expense incurred ..................................................       (24,120)        (19,883)        (74,388)        (60,125)
  Amortization of deferred financing costs ..........................        (1,005)           (807)         (2,831)         (2,513)
                                                                       ------------    ------------    ------------    ------------
  Total non-operating income and expenses ...........................       (17,804)        (14,306)        (60,912)        (44,107)
                                                                       ------------    ------------    ------------    ------------
Income before minority interests, preferred distributions,
  equity (loss) in earnings of real estate joint ventures
  and discontinued operations .......................................        21,064          15,715          60,905          46,500
Minority partners' interests in consolidated partnerships ...........        (4,135)         (4,117)        (14,738)        (12,580)
Equity (loss) in earnings of real estate joint ventures .............           112             134             520             (30)
                                                                       ------------    ------------    ------------    ------------
Income before discontinued operations and preferred distributions ...        17,041          11,732          46,687          33,890
Discontinued operations:
  Gain on sales of real estate ......................................         2,342              --          11,684              --
  Income from discontinued operations ...............................           106           5,068             694          12,209
                                                                       ------------    ------------    ------------    ------------
Net Income ..........................................................        19,489          16,800          59,065          46,099
Preferred unit distributions ........................................        (3,477)         (5,589)        (12,409)        (16,770)
Redemption charges on Series A preferred units ......................        (6,717)             --          (6,717)             --
                                                                       ------------    ------------    ------------    ------------
Net income allocable to common unit holders .........................  $      9,295    $     11,211    $     39,939    $     29,329
                                                                       ============    ============    ============    ============
Net income allocable to:
  Common unit holders ...............................................  $      9,231    $      8,767    $     39,642    $     23,001
  Class B common unit holders .......................................            --           2,396              --           6,280
  Class C common unit holders .......................................            64              48             297              48
                                                                       ------------    ------------    ------------    ------------
Total ...............................................................  $      9,295    $     11,211    $     39,939    $     29,329
                                                                       ============    ============    ============    ============
Net income per weighted average common units:
  Income from continuing operations .................................  $        .10    $        .09    $        .39    $        .25
  Discontinued operations ...........................................           .03             .07             .18             .17
                                                                       ------------    ------------    ------------    ------------
  Basic net income per common unit ..................................  $        .13    $        .16    $        .57    $        .42
                                                                       ============    ============    ============    ============

Class B common - income from continuing operations ..................  $         --    $        .13    $         --    $        .37
Discontinued operations .............................................            --             .11              --             .26
                                                                       ------------    ------------    ------------    ------------
Basic net income per Class B common unit ............................  $         --    $        .24    $         --    $        .63
                                                                       ============    ============    ============    ============

Class C common - income from continuing operations ..................  $        .11    $        .09    $        .45    $        .28
Discontinued operations .............................................           .03             .08             .19             .23
                                                                       ------------    ------------    ------------    ------------
Basic net income per Class C common unit ............................  $        .14    $        .17    $        .64    $        .51
                                                                       ============    ============    ============    ============

Weighted average common units outstanding:
  Common units ......................................................    73,322,905      55,284,829      69,264,042      55,345,702
  Class B common units ..............................................            --       9,915,313              --       9,915,313
  Class C common units ..............................................       465,845         278,494         465,845          93,852

                (see accompanying notes to financial statements)

| 3

                       RECKSON OPERATING PARTNERSHIP, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED AND IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                          ----------------------------
                                                                                              2004            2003
                                                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME ............................................................................   $     59,065    $     46,099
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization (including discontinued operations) .................         86,496          89,959
    Gain on sales of real estate ......................................................        (13,724)             --
    Minority partners' interests in consolidated partnerships .........................         17,271          13,404
    (Equity) loss in earnings of real estate joint ventures ...........................           (520)             30
Changes in operating assets and liabilities:
    Tenant receivables ................................................................            450            (654)
    Prepaid expenses and other assets .................................................         (1,582)          5,203
    Deferred rents receivable .........................................................        (13,863)        (13,755)
    Accrued expenses and other liabilities ............................................         (3,389)          3,917
                                                                                          ------------    ------------
    Net cash provided by operating activities .........................................        130,204         144,203
                                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to developments in progress .............................................        (20,454)        (15,104)
    Purchases of commercial real estate ...............................................       (138,894)        (40,500)
    Additions to commercial real estate properties ....................................        (28,014)        (36,080)
    Additions to furniture, fixtures and equipment ....................................           (528)           (192)
    Payment of leasing costs ..........................................................        (13,951)        (13,185)
    Distributions from (contributions to) investments in real estate joint ventures ...           (150)            243
    Additions to mortgage notes and notes receivable ..................................        (15,619)        (15,000)
    Repayments of mortgage notes and notes receivable .................................         17,658              --
    Proceeds from sales of real estate ................................................         64,337              --
                                                                                          ------------    ------------
    Net cash used in investing activities .............................................       (135,615)       (119,818)
                                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Purchases of general partner common units .........................................             --          (4,538)
    Redemption of Series A preferred units ............................................        (47,580)
    Principal payments on secured borrowings ..........................................       (259,298)         (8,932)
    Payment of loan costs .............................................................         (4,232)           (164)
    Proceeds from issuance of senior unsecured notes ..................................        300,000              --
    Repayment of senior unsecured notes ...............................................       (100,000)             --
    Proceeds from unsecured credit facility ...........................................        312,498         112,000
    Repayment of unsecured credit facility ............................................       (391,498)         (5,000)
    Distribution from affiliate joint venture .........................................         10,603              --
    Distributions to minority partners in consolidated partnerships ...................        (29,786)        (16,313)
    Contributions .....................................................................        344,786              74
    Distributions .....................................................................        (99,819)       (106,530)
                                                                                          ------------    ------------
    Net cash provided by (used in) financing activities ...............................         35,674         (29,403)
                                                                                          ------------    ------------

    Net increase (decrease) in cash and cash equivalents ..............................         30,263          (5,018)
    Cash and cash equivalents at beginning of period ..................................         23,012          30,576
                                                                                          ------------    ------------
    Cash and cash equivalents at end of period ........................................   $     53,275    $     25,558
                                                                                          ============    ============

                (see accompanying notes to financial statements)

| 4

                       RECKSON OPERATING PARTNERSHIP, L.P.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.   ORGANIZATION AND FORMATION OF THE COMPANY

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

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the "Operating Partnership") by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. At September 30, 2004, the Company's ownership percentage in the Operating Partnership was approximately 95.7%. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership ("OP Units") to certain continuing investors in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) interests in Reckson Management Group, Inc. and Reckson Construction Group, Inc.


2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and the Service Companies (as defined below) at September 30, 2004 and December 31, 2003 and the results of their operations for the three and nine months ended September 30, 2004 and 2003, respectively, and, their cash flows for the nine months ended September 30, 2004 and 2003, respectively. The Operating Partnership's investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interest. The Operating Partnership also invests in real estate joint ventures where it may own less than a controlling interest. Such investments are reflected in the accompanying financial statements under the equity method of accounting. The Service Companies which provide management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction Group New York, Inc. and Reckson Construction & Development LLC (the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners' interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

Reckson Construction Group New York, Inc. and Reckson Construction & Development LLC (the successor to Reckson Construction Group, Inc.) use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

The Operating Partnership follows the guidance provided for under the Financial Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

| 5

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to not make the information presented misleading. The unaudited financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and the notes thereto included in the Operating Partnership's Form 10-K for the year ended December 31, 2003.

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

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. The Operating Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Operating Partnership. The adoption of Statement No. 144 does not have an impact on net income allocable to common unitholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of depreciable real estate assets for those properties sold or held for sale during the period within the consolidated statements of income.

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

The Operating Partnership allocates a portion of the purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, the Operating Partnership assesses fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Operating Partnership incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

| 6

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIEs") and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. The Operating Partnership adopted FIN 46R during the period ended March 31, 2004. The Operating Partnership has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. The Operating Partnership will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the Operating Partnership's consolidation policy.

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

| 7

3.   MORTGAGE NOTES PAYABLE

As of September 30, 2004, the Operating Partnership had approximately $712.3 million of mortgage notes payable, which mature at various times between 2005 and 2027. The notes are secured by 19 properties with an aggregate carrying value of approximately $1.5 billion which are pledged as collateral against the mortgage notes payable. Approximately $43.2 million of the $712.3 million is recourse to the Operating Partnership and certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Operating Partnership under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth the Operating Partnership's mortgage notes payable as of September 30, 2004, by scheduled maturity date (dollars in thousands):

                                                Principal         Interest           Maturity          Amortization
Property                                       Outstanding          Rate               Date            Term (Years)
-----------------------------------------    ----------------    ------------     ---------------    ----------------
395 North Service Road, Melville, NY           $    18,995          6.45%          October, 2005       $34 per month
200 Summit Lake Drive, Valhalla, NY                 18,584          9.25%          January, 2006            25
1350 Avenue of the Americas, NY, NY                 73,228          6.52%             June, 2006            30
Landmark Square, Stamford, CT (a)                   43,175          8.02%          October, 2006            25
100 Summit Lake Drive, Valhalla, NY                 16,600          8.50%            April, 2007            15
333 Earle Ovington Blvd, Mitchel Field, NY (b)      52,071          7.72%           August, 2007            25
810 Seventh Avenue, NY, NY (e)                      80,079          7.73%           August, 2009            25
100 Wall Street, NY, NY (e)                         34,701          7.73%           August, 2009            25
6900 Jericho Turnpike, Syosset, NY                   7,132          8.07%             July, 2010            25
6800 Jericho Turnpike, Syosset, NY                  13,514          8.07%             July, 2010            25
580 White Plains Road, Tarrytown, NY                12,308          7.86%        September, 2010            25
919 Third Ave, NY, NY (c)                          242,240          6.87%           August, 2011            30
One Orlando Center, Orlando, FL (d)                 37,275          6.82%         November, 2027            28
120 West 45th Street, NY, NY (d)                    62,435          6.82%         November, 2027            28
                                             ----------------

Total/Weighted Average                          $  712,337          7.24%
                                             ================


----------
(a)  Encompasses six Class A office properties.

(b) The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.2 million.

(c)  The Operating  Partnership  has a 51% membership  interest in this property
     and  its  proportionate   share  of  the  aggregate   principal  amount  is
     approximately $123.5 million.

(d) The mortgage debt on these properties, which was cross-collateralized at September 30, 2004, was repaid without penalty on November 1, 2004.

(e)  The debt on these properties is cross-collateralized.


In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at September 30, 2004 is approximately $7.4 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

On August 9, 2004,  the Operating  Partnership  made an advance under its Credit
Facility (defined below) in the amount of $222.5 million and, along with cash-on-hand, paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City. The Operating Partnership made an advance under its Credit Facility to fund such repayment.

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

| 8

On March 15, 2004, the Operating Partnership repaid $100 million of its 7.4% senior unsecured notes at maturity. These notes were repaid with funds received from the Company's March 2004 common equity offering (see Note 7).

On August 13, 2004, the Operating Partnership issued $150 million of 5.875% senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15 and August 15, commencing February 15, 2005. The notes were priced at 99.151% of par value to yield 5.989%. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, these instruments were settled and the Operating Partnership received a net benefit of approximately $1.9 million. Such benefit will be amortized over the term of the notes to effectively reduce interest expense. The Operating Partnership used the net proceeds from this offering to repay a portion of the Credit Facility borrowings used to pay off the outstanding mortgage debt on 1185 Avenue of the Americas (see Note 3).

As of September 30, 2004, the Operating Partnership had outstanding approximately $697.9 million (net of issuance discounts) of senior unsecured notes (the "Senior Unsecured Notes"). The following table sets forth the Operating Partnership's Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

                          FACE       COUPON
       ISSUANCE          AMOUNT       RATE        TERM          MATURITY
   ----------------    ---------    --------    --------    ----------------
    June 17, 2002      $  50,000      6.00%      5 years     June 15, 2007
   August 27, 1997       150,000      7.20%     10 years    August 28, 2007
    March 26, 1999       200,000      7.75%     10 years     March 15, 2009
   January 22, 2004      150,000      5.15%      7 years    January 15, 2011
   August 13, 2004       150,000     5.875%     10 years    August 15, 2014
                       ---------
                       $ 700,000
                       =========

Interest on the Senior Unsecured Notes are payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $2.5 million. Such discounts are being amortized over the term of the Senior Unsecured Notes to which they relate.

5.   UNSECURED CREDIT FACILITY

On July 1, 2004, the Operating Partnership had an outstanding $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility, scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, an increase to the maximum revolving credit amount to $750 million. In August 2004, the Operating Partnership amended and extended the Credit Facility to mature in August 2007 with substantially similar terms and conditions as existed prior to the amendment and extension. As of September 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At September 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.64%.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $410 million, subject to compliance with certain financial covenants.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

In accordance with the provisions of FASB Statement No. 144 and Emerging Issues Task Force ("EITF") 87-24, the Operating Partnership allocated approximately $2.8 million and $7.8 million of its unsecured interest expense to discontinued operations for the three and nine month periods ended September 30, 2003. EITF 87-24 states that "interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations". Pursuant to the terms of our Credit Facility, the Operating Partnership was required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties. As such, the Operating Partnership has allocated to discontinued operations the interest expense incurred on the portion of its Credit Facility, which was required to be repaid. In August 2004, the Operating Partnership amended and extended its Credit Facility, whereby such repayment requirement was eliminated.

| 9

6.   COMMERCIAL REAL ESTATE INVESTMENTS

As of September 30, 2004, the Operating Partnership owned and operated 78 office properties (inclusive of eight office properties owned through joint ventures) comprising approximately 14.8 million square feet and 8 industrial / R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

As of September 30, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of September 30, 2004, the Operating Partnership had invested approximately $126.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and nine month periods ended September 30, 2004, the Operating Partnership has capitalized approximately $2.7 million and $7.8 million, respectively, related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at September 30, 2004 was approximately $5.9 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. There can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating
Partnership will be successful in obtaining any such additional consideration. In July 2004, the Operating Partnership commenced the ground-up development of a 277,000 square foot Class A office building with a total anticipated investment of approximately $60 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within the Operating Partnership's existing 404,000 square foot executive office park in Melville, New York.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Operating Partnership has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $0 and $5.0 million and, $3.3 million and $13.4 million has been recognized during the three and nine month periods ended September 30, 2004 and 2003, respectively, and is included in investment and other income on the accompanying consolidated statements of income.

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

In January 2004, the Operating Partnership sold a 104,000 square foot office property, 120 Mineola Boulevard, located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Operating Partnership recorded a gain of approximately $5.5 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both matured in August 2004 at which time the Operating Partnership satisfied the outstanding debt through an advance under its Credit Facility along with the cash-on-hand. The property is encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings relating to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $5.8 million for the three and nine month periods ended September 30, 2004. In addition, amortization expense on the value of

| 10
lease origination costs was approximately $700,000 and $2.0 million for the three and nine month periods ended September 30, 2004. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Operating Partnership sold a 175,000 square foot office building, 400 Garden City Plaza, located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Operating Partnership has since identified and acquired an interest in a qualified replacement property for purposes of this exchange. The disposition of the other industrial property, which is subject to certain environmental issues, was conditioned upon the approval of the buyer's lender, which was not obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, 3 Giralda Farms, located in Madison, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand.

During September 2004, the Operating Partnership, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY, from the Operating Partnership's joint venture partner, Teachers Insurance and Annuity Association, for approximately $14.9 million. This acquisition was financed, in part, from the remaining sales proceeds being held by the previously referenced qualified intermediary as the property was an identified, qualified replacement property. The balance of this acquisition was financed with cash-on-hand. As a result of this acquisition, the Operating Partnership successfully completed the Section 1031 Exchange and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the sale of the two remaining industrial properties from the Disposition.

During September 2004, the Operating Partnership acquired a 215,000 square foot Class A office property, 44 Whippany Road, located in Morristown, New Jersey for approximately $30 million. The Operating Partnership made this acquisition, in part, through funds received from the Company's September 2004 common equity offering, cash-on-hand and the issuance of approximately 34,000 OP Units which were priced at $28.70 per OP Unit.

During September 2004, the Operating Partnership sold a 92,000 square foot industrial property, 500 Saw Mill River Road, located in Westchester County for approximately $7.3 million. In connection with this sale the Operating Partnership recorded a gain of approximately $2.3 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

On October 1, 2004, the Operating Partnership acquired a 260,500 square foot Class A office property, 300 Broadhollow Road, located in Melville, Long Island, for approximately $41.0 million. The Operating Partnership made this acquisition, in part, through an advance under the Credit Facility and cash-on-hand.

The Operating  Partnership  holds a $17.0 million note  receivable,  which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). At September 30, 2004, the Mezz Note had an outstanding balance of approximately $27.6 million and a weighted average interest rate of 12.86% per annum. Such interest rate is based on a minimum spread over LIBOR of 1.63% per annum. The Mezz Note matures in September 2005 and the borrower has rights to extend its term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.

The Operating Partnership also held three other notes receivable which aggregated $21.5 million which carried interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. As of September 30, 2004, the Operating Partnership had received approximately $13.1 million from the preferred unit holder to be applied against amounts owned under the Other Notes, including accrued interest. Subsequent to September 30, 2004 the Operating Partnership received an additional $2.8 million. As a result,

| 11
the remaining Other Notes aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of September 30, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property was cross-collateralized under a $99.7 million mortgage note payable along with one of the Operating Partnership's New York City buildings. On November 1, 2004, the Operating Partnership exercised its right to prepay this note in its entirety, without penalty.

The Operating Partnership also owns a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which is managed by its wholly owned subsidiary. As of September 30, 2004, the 520JV had total assets of $20.7 million, a mortgage note payable of $11.5 million and other liabilities of $726,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.4 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property's mortgage debt, and material renovations to the property. The Operating Partnership has evaluated the impact of FIN 46R on its accounting for the 520JV and has concluded that the 520JV is not a VIE. The Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV income (loss) was approximately $112,000 and $520,000 and $134,000 and $(30,000) for the three and nine month periods ended September 30, 2004 and 2003, respectively.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. During April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. In addition, during September 2004, the Operating Partnership acquired TIAA's 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY for approximately $14.9 million. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

7.   PARTNERS' CAPITAL

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2004, the Operating Partnership had issued and outstanding 3,118,556 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units currently receive a quarterly distribution of $.4246 per unit. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

On September 16, 2004, the Operating Partnership declared a quarterly cash distribution on the Operating Partnership's Class A OP Units of $.4246 per unit which was paid on October 20, 2004 to its unitholders of record as of October 7, 2004. The distribution is based on an annualized distribution rate of $1.6984 per unit.

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

                                      | 12

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

During the nine month period ended September 30, 2004, approximately 2.5 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $57.8 million. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and for general purposes including the redemption of the Company's Series A preferred stock, discussed below.

On September 14, 2004, the Company completed an equity offering of five million shares of its common stock raising approximately $137.5 million, net of an underwriting discount, or $27.39 per share. Net proceeds received from this transaction were used to redeem the Company's Series A preferred stock (defined below) and for general purposes.

The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the nine months ended September 30, 2004.

The Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock was redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased on the open market and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. During July 2004, the Company completed an exchange with a holder of 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. In addition, during August 2004, the Company announced the redemption of 2,000,000 shares of its then outstanding shares of Series A preferred stock at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On September 20, 2004, the Company redeemed 1,841,905 of such shares for approximately $47.9 million, including accumulated and unpaid dividends. The remaining 158,095 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred shareholders. During September 2004, the Company announced the redemption of all of its then outstanding shares of Series A preferred stock aggregating 5,343,900 shares at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On October 15, 2004, the Company redeemed 4,965,062 shares of Series A preferred stock for approximately $129.9 million, including accumulated and unpaid dividends. The remaining 378,838 shares of Series A preferred stock were exchanged into common stock of the Company, at the election of the Series A preferred shareholders. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of the 100% retirement of the Series A preferred units with the Company annual preferred distributions will decrease by approximately $16.8 million. In accordance with the EITF Topic D-42 the Operating Partnership incurred an accounting charge during the third quarter of 2004 of approximately $6.7 million in connection with the July 2004 exchange and September 2004 redemption of the Series A preferred units. In addition, the Operating Partnership will incur a charge of approximately $9.1 million during the fourth quarter of 2004 in connection with the October 2004 redemption.

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

| 13

As a result of this redemption annual preferred distributions will decrease by approximately $4.4 million.

The Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and an annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exercised his rights to exchange them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchange and conversion, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million of the amounts owed from the preferred unit holder under the Other Notes (see Note 6). As of September 30, 2004, there remain 1,200 Preferred Units outstanding with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance. The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. Due to this reduction, the Preferred Units are currently not entitled to receive a distribution.

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Operating Partnership discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $290,000 and $846,000 of compensation expense were recorded for the three and nine month periods ended September 30, 2004, respectively, related to these LTIP grants. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at September 30, 2004, and have been included as a reduction of general partner's capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of September 30, 2004, there remains, reserved for future issuance, 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and nine month periods ended September 30, 2004 the Company recorded approximately $101,000 and $302,000, respectively, of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of September 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $2.1 million of compensation expense for the three and nine month periods ended September 30, 2004, respectively. Such amount has been included in marketing, general and administrative

| 14
expenses on the accompanying consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

The Board of Directors has approved an amendment to the LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other "pure office" companies in order to limit the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core component of the LTIP from the anniversary of the date of grant to December 31st of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

As of September 30, 2004, the Company had approximately 3.1 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $23.17 per option. In addition, the Company has approximately 807,000 shares of its common stock reserved for future issuance under its stock option plans.

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

| 15

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     ------------------------
                                                        2004          2003
                                                     ----------    ----------

     Cash paid during the period for interest ...    $   83,781    $   79,193
                                                     ==========    ==========


     Interest capitalized during the period .....    $    6,008    $    5,804
                                                     ==========    ==========

9.   SEGMENT DISCLOSURE

The Operating Partnership's portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office properties located and operated within the Tri-State Area (the "Core Portfolio"). The Operating Partnership's portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer, who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

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

The following table sets forth the components of the Operating Partnership's revenues and expenses and other related disclosures (in thousands):

                                                                                THREE MONTHS ENDED
                                                 -------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2004                            SEPTEMBER 30, 2003
                                                 ---------------------------------------  --------------------------------------
                                                    Core                    CONSOLIDATED     Core                   CONSOLIDATED
                                                  Portfolio       Other        TOTALS      Portfolio      Other        TOTALS
                                                 -----------   ----------   ------------  -----------   ---------   ------------
PROPERTY OPERATING REVENUES:
Base rents, tenant
   escalations and reimbursements .............  $   130,719   $       58   $   130,777   $   107,931   $   1,538   $   109,469
                                                 -----------   ----------   -----------   -----------   ---------   -----------


EXPENSES:
Property operating expenses ...................       53,975          669        54,644        45,388         834        46,222
Marketing, general and administrative .........        4,220        3,461         7,681         3,819       4,344         8,163
Depreciation and amortization .................       28,513        1,071        29,584        24,037       1,026        25,063
                                                 -----------   ----------   -----------   -----------   ---------   -----------
Total Operating Expenses ......................       86,708        5,201        91,909        73,244       6,204        79,448
                                                 -----------   ----------   -----------   -----------   ---------   -----------
Operating Income (loss)........................       44,011       (5,143)       38,868        34,687      (4,666)       30,021
                                                 -----------   ----------   -----------   -----------   ---------   -----------
NON-OPERATING INCOME AND EXPENSES
Interest, investment and other income .........        5,578        1,743         7,321           670       5,714         6,384
Interest:
   Expense incurred ...........................      (13,857)     (10,263)      (24,120)      (12,285)     (7,598)      (19,883)
   Amortization of deferred financing costs ...         (271)        (734)       (1,005)         (262)       (545)         (807)
                                                 -----------   ----------   -----------   -----------   ---------   -----------
Total Non-Operating Income and Expenses .......       (8,550)      (9,254)      (17,804)      (11,877)     (2,429)      (14,306)
                                                 -----------   ----------   -----------   -----------   ---------   -----------
Income (loss) before minority interests,
   preferred dividends and distributions,
   equity in earnings of real estate joint
   ventures and discontinued operations .......  $    35,461   $  (14,397)  $    21,064   $    22,810   $  (7,095)  $    15,715
                                                 ===========   ==========   ===========   ===========   =========   ===========

| 16

                                                                                 NINE MONTHS ENDED
                                                 ---------------------------------------------------------------------------------
                                                      SEPTEMBER 30, 2004                            SEPTEMBER 30, 2003
                                                 ---------------------------------------   ---------------------------------------
                                                    Core                    CONSOLIDATED      Core                     CONSOLIDATED
                                                  Portfolio       Other        TOTALS       Portfolio       Other         TOTALS
                                                 -----------   -----------  ------------   -----------   -----------   -----------
PROPERTY OPERATING REVENUES:
Base rents, tenant
   escalations and reimbursements .............  $   383,201   $     3,969   $   387,170   $   321,151   $     5,145   $   326,296
                                                 -----------   -----------   -----------   -----------   -----------   -----------

EXPENSES:
Property operating expenses ...................      154,457         2,278       156,735       129,305         2,736       132,041
Marketing, general and administrative .........       12,499         9,623        22,122        11,827        12,700        24,527
Depreciation and amortization .................       83,327         3,169        86,496        76,037         3,084        79,121
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Total Operating Expenses ......................      250,283        15,070       265,353       217,169        18,520       235,689
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Operating Income (loss)........................      132,918       (11,101)      121,817       103,982       (13,375)       90,607
                                                 -----------   -----------   -----------   -----------   -----------   -----------
NON-OPERATING INCOME AND EXPENSES
Interest, investment and other income .........        7,565         8,742        16,307         2,468        16,063        18,531
Interest:
   Expense incurred ...........................      (45,334)      (29,054)      (74,388)      (36,857)      (23,268)      (60,125)
   Amortization of deferred financing costs ...         (858)       (1,973)       (2,831)         (896)       (1,617)       (2,513)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Total Non-Operating Income and Expenses .......      (38,627)      (22,285)      (60,912)      (35,285)       (8,822)      (44,107)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before minority interests,
   preferred dividends and distributions,
   equity (loss) in earnings of real
   estate joint ventures and discontinued
   operations .................................  $    94,291   $   (33,386)  $    60,905   $    68,697   $   (22,197)  $    46,500
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Total Assets ..................................  $ 2,898,666   $   213,682   $ 3,112,348   $ 2,426,455   $   519,031   $ 2,945,486
                                                 ===========   ===========   ===========   ===========   ===========   ===========


10.  NON-CASH INVESTING AND FINANCING ACTIVITIES

During January 2004, in connection with the Operating Partnership's acquisition of 1185 Avenue of the Americas, New York, NY, the Operating Partnership assumed a $202 million mortgage note payable and $48 million of mezzanine debt.

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

During July 2004, the Operating Partnership exchanged approximately 15,381 of the Preferred Units, with an aggregate stated value of approximately $15.4 million into approximately 531,000 OP Units. Subsequent to this exchange the OP Units were exchanged for an equal number of shares of the Company's common stock.

During July 2004, the Operating Partnership exchanged 1,350,000 shares of its Series A preferred units, with a par value of approximately $33.8 million, for 1,304,602 OP Units with a fair market value, on the date of the exchange of approximately $36.1 million. In addition, as a result of this exchange, the Operating Partnership incurred a non-cash accounting charge of approximately $3.4 million.

On September 20, 2004, the Operating Partnership redeemed approximately 1.8 million shares of its Series A preferred units resulting in an accounting charge of approximately $3.4 million of which approximately $2.0 million was non-cash.

During September 2004, 181,510 shares of the Operating Partnership's Series A preferred units was exchanged by the Series A preferred unitholders into 159,134 OP Units which was valued at approximately $4.5 million or $28.47 per OP Unit.

During   September  2004,  in  connection   with  the  Operating   Partnership's
acquisition of a 215,000 square foot Class A office property, the Operating Partnership issued approximately 34,000 OP Units for a total non-cash investment of approximately $1 million.

| 17

11.  RELATED PARTY TRANSACTIONS

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, in exchange for the right to terminate its existing lease at 225 Broadhollow Road eighteen months early, the Company amended the terms of its option to acquire such property by providing certain Rechler family members with customary tax protection in the event the Company were to acquire the property and then dispose of it within five years. This amendment was negotiated and approved by the Independent Directors of the Company.

In addition, in April 2004, the Operating Partnership completed the sale to the Rechler family of two of the three properties remaining in connection with the Disposition. The third property has subsequently been excluded from the Disposition and will not be transferred to the Rechler family (see Note 6).

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and nine month periods ended September 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $170,000 and $848,000 and $86,000 and $317,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $68,000 and $206,000 and $67,000 and $207,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. Reckson Management Group, Inc., had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006 (see Note 6). Base rent of approximately $287,000 was paid by RCD during the six month period ended September 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $445,000. This lease has recently been extended for an additional sixteen month period at market terms. Such extension was approved by the disinterested members of the Company's Board of Directors.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of September 30, 2004 approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

| 18

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

In August 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC in connection with the IPO transaction. The Operating Partnership through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the sale. To date, the Operating Partnership has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court's approval of a Plan of re-organization of FrontLine. There can be no assurances as to the final outcome of such Plan of re-organization.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of September 30, 2004. Such amount has been reflected in investments in affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

| 19

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

The Operating Partnership incurred approximately $1.3 million and $3.1 million, and $373,000 and $3.7 million of bad debt expense during the three and nine month periods ended September 30, 2004 and 2003, respectively, related to tenant receivables and deferred rents receivable which accordingly reduced total revenues and reported net income during the periods presented.

| 20

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

Reckson Construction & Development LLC (the successor to Reckson Construction Group, Inc.), and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

The Operating Partnership follows the guidance provided for under the Financial Accounting Standards Board ("FASB") Statement No. 66, "Accounting for Sales of Real Estate" ("Statement No. 66"), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66 profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as the future costs of development and profit are reliably estimated.

Gains on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

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

The Operating Partnership allocates a portion of the purchase price to tangible assets including the fair value of the building and building improvements on an as-if-vacant basis and to land determined either by real estate tax assessments, independent appraisals or other relevant data. Additionally, the Operating Partnership assesses fair value of identified intangible assets and liabilities based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. If the Operating Partnership incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

| 21

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

In accordance with the provisions of Statement No. 144, and Emerging Issues Task Force ("EITF") 87-24, the Operating Partnership allocated approximately $2.8 million and $7.8 million of its unsecured interest expense to discontinued operations for the three and nine months ended September 30, 2003. EITF 87-24 states that "interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations". Pursuant to the terms of our Credit Facility, the Operating Partnership was required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties. As such, the Operating Partnership has allocated to discontinued operations the interest expense incurred on the portion of its Credit Facility, which was required to be repaid. In August 2004, the Operating Partnership amended and extended its Credit Facility, whereby such repayment requirement was eliminated.

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

As of September 30, 2004, the Company owned and operated 78 office properties (inclusive of eight office properties owned through joint ventures) comprising approximately 14.8 million square feet and 8 industrial / R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

As of September 30, 2004, the Operating Partnership also owned approximately 313 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. The Operating Partnership is currently evaluating alternative land uses for certain of the land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential use for potential disposition. As of September 30, 2004, the Operating Partnership had invested approximately $126.4 million in these development projects. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values. In addition, during the three and nine month periods ended September 30, 2004, the Operating Partnership has capitalized approximately $2.7 million and $7.8 million, respectively, related to real estate taxes, interest and other carrying costs related to these development projects. In October 2003, the Operating Partnership entered into a contract to sell a 113 acre land parcel located in New Jersey. The contract provides for a sales price ranging from $18 million to $36 million. The sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be based upon the number of residential units permitted by the rezoning. The cost basis of the land parcel at September 30, 2004 was approximately $5.9 million. The closing is scheduled to occur upon the rezoning, which is anticipated to occur within 12 to 24 months. There can be no assurances such rezoning will occur. During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Operating Partnership anticipates it will initially receive approximately $1.8 million. The Operating Partnership's cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating
Partnership will be successful in obtaining any such additional consideration. In July 2004, the Operating Partnership commenced the ground-up development of a 277,000 square foot Class A office building with a total

| 22
anticipated investment of approximately $60 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within the Operating Partnership's existing 404,000 square foot executive office park in Melville, New York.

During February 2003, the Operating Partnership, through Reckson Construction Group, Inc., entered into a contract with an affiliate of First Data Corp. to sell a 19.3-acre parcel of land located in Melville, New York and was retained by the purchaser to develop a build-to-suit 195,000 square foot office building for aggregate consideration of approximately $47 million. This transaction closed on March 11, 2003 and development of the aforementioned office building has been completed. In accordance with FASB Statement No. 66, the Operating Partnership has recognized a book gain, before taxes, on this land sale and build-to-suit transaction of approximately $23.8 million, of which $0 and $5.0 million and $3.3 million and $13.4 million has been recognized during the three and nine month periods ended September 30, 2004 and 2003, respectively, and is included in investment and other income on the Operating Partnership's consolidated statements of income.

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

In connection with the Disposition, four of the five remaining options (the "Remaining Option Properties") granted to the Company at the time of the IPO to purchase interests in properties owned by Rechler family members were terminated. In return the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, New York (the Company's current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option the Rechler family members paid the Company $1 million in return for the Company's agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. Also, in exchange for the right to terminate its existing lease at 225 Broadhollow Road eighteen months early, the Company amended the terms of its option to acquire such property by providing certain Rechler family members with customary tax protection in the event the Company were to acquire the property and then dispose of it within five years. This amendment was negotiated and approved by the Independent Directors of the Company.

In January 2004, the Operating Partnership sold a 104,000 square foot office property, 120 Mineola Boulevard, located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Company's unsecured credit facility. As a result, the Operating Partnership recorded a gain of approximately $5.5 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Operating Partnership's consolidated statements of income.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both matured in August 2004 at which time the Operating Partnership satisfied the outstanding debt through an advance under its unsecured credit facility along with cash on hand. The property is encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings related to the re-setting of the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, "Business Combinations", the Operating Partnership allocated and recorded net deferred intangible lease income of approximately $14.2 million, representing the net value of acquired above and below market leases, assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is amortized over the remaining terms of the respective leases to rental income which amounted to approximately $2.0 million and $5.8 million for the three and nine month periods ended September 30, 2004. In addition, amortization expense on the value of lease origination costs was approximately $700,000 and $2.0 million for the three and nine month periods ended September 30, 2004, respectively. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

In April 2004, the Operating Partnership sold a 175,000 square foot office building, 400 Garden City Plaza, located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale on two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a "Section 1031 Exchange"). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if qualified replacement property is identified within 45 days and such qualified replacement property is then acquired within 180 days from the initial sale. As described below, the Operating Partnership has since identified and acquired an interest in a qualified replacement property for purposes of this exchange. The disposition


| 23
of the other industrial property, which is subject to certain environmental issues, was conditioned upon the approval of the buyer's lender, which was not obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, 3 Giralda Farms, located in Madison, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand. The building is 100% occupied by a tenant which intends to fully vacate the premises by June 2005. On September 30, 2004, the Operating Partnership signed a lease with an international pharmaceutical company to lease 100% of the building for 12 years, commencing on July 1, 2005, with options to renew for two additional 5 year periods.

During September 2004, the Operating Partnership, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY, from the Operating Partnership's joint venture partner, Teachers Insurance and Annuity Association, for approximately $14.9 million. This acquisition was financed, in part, from the remaining sales proceeds being held by the previously referenced qualified intermediary as the property was an identified, qualified replacement property. The balance of this acquisition was financed with cash-on-hand. As a result of this acquisition, the Operating Partnership successfully completed the Section 1031 Exchange and thereby deferred the taxes related to the gain recognized on the sale proceeds received from the sale of the two remaining industrial properties from the Disposition.

During September 2004, the Operating Partnership acquired a 215,000 square foot Class A office property, 44 Whippany Road, located in Morristown, New Jersey for approximately $30 million. The Operating Partnership made this acquisition, in part, through funds received from the Company's September 2004 common equity offering, cash-on-hand and the issuance of approximately 34,000 OP Units which were priced at $28.70 per OP Unit.

During September 2004, the Operating Partnership sold a 92,000 square foot industrial property, 500 Saw Mill River Road, located in Westchester County for approximately $7.3 million. In connection with this sale the Operating Partnership recorded a gain of approximately $2.3 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the Operating Partnership's consolidated statements of income.

On October 1, 2004, the Operating Partnership acquired a 260,500 square foot Class A office property, 300 Broadhollow Road, located in Melville, Long Island, for approximately $41.0 million. The Operating Partnership made this acquisition, in part, through an advance under the Credit Facility and cash-on-hand.

The Operating  Partnership  holds a $17.0 million note  receivable,  which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the "Omni Note"). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the "Mezz Note"). At September 30, 2004, the Mezz Note had an outstanding balance of approximately $27.6 million and a weighted average interest rate of 12.86% per annum. Such interest rate is based on a minimum spread over LIBOR of 1.63% per annum. The Mezz Note matures in September 2005 and the borrower has rights to extend its term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding.

The Operating Partnership held three other notes receivable which aggregated $21.5 million which carried interest at rates ranging from 10.5% to 12% per annum. These notes are secured in part by a minority partner's preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee (the "Other Notes" and collectively with the Omni Note and the Mezz Note, the "Note Receivable Investments"). During April 2004, approximately $2.7 million of the Other Notes, including accrued interest, were repaid by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million. Approximately $420,000 of the redemption proceeds was used to offset interest due from the minority partner under the Other Notes and for prepaid interest. In July 2004, the minority partner delivered notice to the Operating Partnership stating his intention to repay $15.5 million of the 10.5% Other Notes. As of September 30, 2004, the Operating Partnership had received approximately $13.1 million from the preferred unit holder to be applied against amounts owed under the Other Notes, including accrued interest. Subsequent to September 30, 2004 the Operating Partnership received an additional $2.8 million. As a result, the remaining Other Notes aggregate $3.5 million and carry a weighted average interest rate of 11.57%. The Operating Partnership has also agreed to extend the maturity of $2.5 million of such debt through January 31, 2005 and the remaining $1.0 million through January 31, 2010. As of September 30, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership's Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership's Note Receivable Investments. Based on these assessments the Operating Partnership's management believes there is no impairment to the carrying value related to the Operating Partnership's Note Receivable Investments.

                                      | 24

The Operating Partnership also owns a 355,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership's initial New York City portfolio acquisition. This property was cross-collateralized under a $99.7 million mortgage note payable along with one of the Operating Partnership's New York City buildings. On November 1, 2004, the Operating Partnership exercised its right to prepay this note in its entirety, without penalty.


The Operating Partnership also owns a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in White Plains, New York (the "520JV"), which is managed by its wholly owned subsidiary. As of September 30, 2004, the 520JV had total assets of $20.7 million, a mortgage note payable of $11.5 million and other liabilities of $726,000. The Operating Partnership's allocable share of the 520JV mortgage note payable is approximately $7.4 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property's mortgage debt, and material renovations to the property. The Operating Partnership has evaluated the impact of FIN 46R on its accounting for the 520JV and has concluded that the 520JV is not a VIE. The Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership's proportionate share of the 520JV income (loss) was approximately $112,000 and $520,000 and $134,000 and $(30,000) for the three and nine month periods ended September 30, 2004 and 2003, respectively.

As part of the Company's REIT structure it is provided management, leasing and construction related services through taxable REIT subsidiaries as defined by the Code. During the three and nine months ended September 30, 2004 and 2003, Reckson Construction Group, Inc. or its successor, Reckson Construction & Development, LLC billed approximately $170,000 and $848,000 and $86,000 and $317,000, respectively, of market rate services and Reckson Management Group, Inc. billed approximately $68,000 and $206,000 and $67,000 and $207,000, respectively, of market rate management fees to the Remaining Option Properties.

Reckson Management Group, Inc. leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road,
Melville, New York for its corporate offices at an annual base rent of approximately $750,000. Reckson Management Group, Inc. had also entered into a short term license agreement at the property for 6,000 square feet of temporary space which expired in January 2004. Reckson Management Group, Inc. also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $75,000. In addition, commencing April 1, 2004, Reckson Construction & Development, LLC ("RCD") has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp. through September 30, 2006. Base rent of approximately $287,000 was paid by RCD during the six month period ended September 30, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregate costs.

A company affiliated with an Independent Director of the Company leases 15,566 square feet in a property owned by the Operating Partnership at an annual base rent of approximately $445,000. This lease has recently been extended for an additional sixteen-month period at market terms. Such extension was approved by the disinterested members of the Company's Board of Directors.

During July 1998, the Company formed Metropolitan Partners, LLC ("Metropolitan") for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties, located in the New York City borough of Manhattan, aggregating approximately 4.5 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the "Tri-State JV") with Teachers Insurance and Annuity Association ("TIAA") and contributed nine Class A suburban office properties aggregating approximately
1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA's 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. During April 2004, the Tri-State JV sold a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. In addition, during September 2004, the Operating Partnership acquired TIAA's 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY for approximately $14.9 million. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri-State JV.

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

| 25

The total market capitalization of the Operating Partnership at September 30, 2004 was approximately $3.8 billion. The Operating Partnership's total market capitalization is based on the sum of (i) the market value of the Operating Partnership's OP Units (assuming conversion) of $28.75 per unit (based on the closing price of the Company's common stock on September 30, 2004), (ii) the liquidation preference value of the Operating Partnership's Series A preferred units of $25 per unit, (iii) the liquidation preference value of the Operating Partnership's preferred units of $1,000 per unit and (iv) the approximately $1.4 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) of debt outstanding at September 30, 2004. As a result, the Operating Partnership's total debt to total market capitalization ratio at September 30, 2004 equaled approximately 36.2%.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. ("FrontLine") and Reckson Strategic Venture Partners, LLC ("RSVP"). RSVP is a real estate venture capital fund, which invested primarily in real estate and real estate operating companies outside the Operating Partnership's core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the "FrontLine Facility") in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership has advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $100 million relating to RSVP (the "RSVP Commitment"), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the "RSVP Facility") having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the "FrontLine Loans"). During March 2001, the Operating Partnership increased the RSVP Commitment to $110 million and as of September 30, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of September 30, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

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

| 26

In August 2004, American Campus Communities, Inc. ("ACC"), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering ("IPO") of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC in connection with the IPO transaction. The Operating Partnership through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the sale. To date, the Operating Partnership has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent the United States Bankruptcy Court's approval of a Plan of re-organization of FrontLine. There can be no assurances as to the final outcome of such Plan of re-organization.

As a result of the foregoing, the net carrying value of the Operating Partnership's investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership's share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million, which was reassessed with no change by management as of September 30, 2004. Such amount has been reflected in investments in affiliate loans and joint ventures on the Operating Partnership's consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and a director of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

RESULTS OF OPERATIONS

The following table is a comparison of the results of operations for the three month period ended September 30, 2004 to the three month period ended September 30, 2003 (dollars in thousands):

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------
                                                                                        CHANGE
                                                                              ---------------------------

                                                    2004           2003          DOLLARS        PERCENT
                                                ------------   ------------   ------------    -----------
PROPERTY OPERATING REVENUES:
 Base rents .................................   $    111,260   $     93,225   $     18,035        19.3%
 Tenant escalations and reimbursements ......         19,517         16,244          3,273        20.1%
                                                ------------   ------------   ------------

 TOTAL PROPERTY OPERATING REVENUES ..........   $    130,777   $    109,469   $     21,308        19.5%
                                                ============   ============   ============

PROPERTY OPERATING EXPENSES:
 Operating expenses .........................   $     32,779   $     27,517   $      5,262        19.1%
 Real estate taxes ..........................         21,865         18,705          3,160        16.9%
                                                ------------   ------------   ------------

 TOTAL PROPERTY OPERATING EXPENSES ..........   $     54,644   $     46,222   $      8,422        18.2%
                                                ============   ============    ============

INVESTMENT AND OTHER INCOME .................   $      7,321   $      6,384   $        937        14.7%
                                                ============   ============   ============

OTHER EXPENSES:
 Interest expense incurred ..................   $     24,120   $     19,883   $      4,237        21.3%
 Amortization of deferred financing costs ...          1,005            807            198        24.5%
 Marketing, general and administrative ......          7,681          8,163           (482)       (5.9)%
                                                ------------   ------------   ------------

 TOTAL OTHER EXPENSES .......................   $     32,806   $     28,853   $      3,953        13.7%
                                                ============   ============   ============

The Operating Partnership's property operating revenues, which include base-rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $21.3 million for the three months ended September 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $14.7 million attributable to lease up of redeveloped properties and from the acquisitions of 3 Girlada Farms in July 2004, 1185 Avenue of the Americas in January 2004 and 1055 Washington Boulevard in August 2003. In addition, Property Operating Revenues increased by $1.3 million from built-in rent increases for existing tenants in our "same store" properties and by a $2.0 million increase in termination fees. Property Operating Revenues also increased by approximately $1.8 million due to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $2.1 million attributable to increased operating expense and real estate tax costs being passed through to tenants. These increases in Property Operating Revenues were offset by approximately $600,000 in same space rental rate decreases and an increase in reserves against certain tenant receivables.

| 27

The Operating Partnership's property operating expenses, real estate taxes and ground rents ("Property Expenses") increased by approximately $8.4 million for the three months ended September 30, 2004 as compared to the 2003 period. The increase is primarily attributable the Operating Partnership's acquisitions of 3 Girlada Farms, 1185 Avenue of the Americas and 1055 Washington Boulevard amounting to approximately $7.7 million. The remaining increase in property operating expenses is attributable to $700,000 in real estate taxes and operating expenses from the Operating Partnership's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income increased by $937,000 or 14.7%. This increase is primarily attributable to the increase in successful real estate tax certiorari proceedings in the third quarter of 2004 in the amount of approximately $1.3 million, income tax refunds through a Service Company of approximately $1.0 million and approximately $2.8 million received as consideration for the assignment of certain mortgage indebtedness. These increases were off-set by the gain recognized in the third quarter of 2003 related to a land sale and build-to-suit transaction of approximately $4.2 million with no corresponding gain in 2004.

Interest expense incurred increased by $4.2 million or 21.3%. This increase is attributable to the net increase in the Operating Partnership's senior unsecured notes of $200 million, which resulted in approximately $1.3 million of additional interest expense. Interest expense incurred also increased by approximately $1.4 million from the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004 and approximately $2.8 million of corporate interest expense allocable to discontinued operations for the three month period ended September 30, 2003 with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $383,000 incurred under the Operating Partnership's "same store" mortgage portfolio and a decrease in interest expense of approximately $920,000 incurred under the Operating Partnership's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Operating Partnership's unsecured credit facility was $90 million for the three months ended September 30, 2004 as compared to $352.2 million for the three months ended September 30, 2003.

Marketing, general and administrative expenses decreased by $482,000 or 5.9%. This overall net decrease is attributable to the efficiencies the Operating Partnership achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company. These overall cost savings were impacted by additional professional fees incurred during the three month period ended September 30, 2004 relating to the Operating Partnership's initiative to comply with the provisions of the Sarbanes-Oxley Act of 2002 in the amount of approximately $200,000 with no such costs applicable to the comparative period of 2003.

Discontinued operations, net of minority interests, decreased by approximately $2.6 million. This net decrease is attributable to the gain on sales related to those properties sold during the current period of approximately $2.3 million, which was off-set by the decrease of income from discontinued operations for those properties sold between October 1, 2003 and June 30, 2004.

The following table is a comparison of the results of operations for the nine month period ended September 30, 2004 to the nine month period ended September 30, 2003 (dollars in thousands):

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                ---------------------------------------------------------
                                                                                        CHANGE
                                                                              ---------------------------
                                                    2004           2003          DOLLARS        PERCENT
                                                ------------   ------------   ------------    -----------
PROPERTY OPERATING REVENUES:
 Base rents .................................   $    332,060   $    282,110   $     49,950       17.7%
 Tenant escalations and reimbursements ......         55,110         44,186         10,924       24.7%
                                                ------------   ------------   ------------

 TOTAL PROPERTY OPERATING REVENUES ..........   $    387,170   $    326,296   $     60,874       18.7%
                                                ============   ============   ============

PROPERTY OPERATING EXPENSES:
 Operating expenses .........................   $     94,185   $     79,307   $     14,878       18.8%
 Real estate taxes ..........................         62,550         52,734          9,816       18.6%
                                                ------------   ------------   ------------

 TOTAL PROPERTY OPERATING EXPENSES ..........   $    156,735   $    132,041   $     24,694       18.7%
                                                ============   ============   ============

INVESTMENT AND OTHER INCOME .................   $     16,307   $     18,531   $     (2,224)     (12.0)%
                                                ============   ============   ============

OTHER EXPENSES:
 Interest expense ...........................   $     74,388   $     60,125   $     14,263       23.7%
 Amortization of deferred financing costs ...          2,831          2,513            318       12.7%
 Marketing, general and administrative ......         22,122         24,527         (2,405)      (9.8)%
                                                ------------   ------------   ------------

 TOTAL OTHER EXPENSES .......................   $     99,341   $     87,165   $     12,176       14.0%
                                                ============   ============   ============

| 28

The Operating Partnership's Property Operating Revenues increased by $60.9 million for the nine months ended September 30, 2004 as compared to the 2003 period. Property Operating Revenues increased $39.3 million attributable to lease up of redeveloped properties and from the acquisitions of 3 Giralda Farms in July 2004, 1185 Avenue of the Americas in January 2004 and 1055 Washington Boulevard in August 2003. In addition, Property Operating Revenues increased by $4.1 million from built-in rent increases for existing tenants in our "same store" properties and by a $7.1 million increase in termination fees. Property Operating Revenues also increased by approximately $4.4 million due to the reduction in tenant receivable write-offs and to a weighted average occupancy increase in our "same store" properties. Tenant escalations and reimbursements increased $6.5 million attributable to increased operating expense and real estate tax costs being passed through to tenants. These increases were offset by approximately $500,000 in same space rental rate decreases.

The Operating Partnership's Property Expenses increased by approximately $24.7 million for the nine months ended September 30, 2004 as compared to the 2003 period. The increase is primarily attributable to the Company's acquisitions of 3 Giralda Farms, 1185 Avenue of the Americas and 1055 Washington Boulevard amounting to approximately $21.5 million. The remaining increase in Property Expenses is attributable to approximately $3.2 million in real estate taxes and operating expenses from the Operating Partnership's "same store" properties. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced fiscal budget issues.

Investment and other income decreased by $2.2 million or 12.0 % from the nine month period ended September 30, 2003 as compared to the same period of 2004. The decrease is primarily attributable to a decrease in the gain recognized on the Operating Partnership's land sale and build-to-suit transaction of approximately $8.3 million. These decreases were off-set by increases in successful real estate tax certiorari proceedings during 2004 of approximately $1.9 million, income tax refunds through a Service Company of approximately $1.0 million, approximately $2.8 million received as consideration for the assignment of certain mortgage indebtedness, and approximately $360,000 in interest income due to net increases in the Operating Partnership's weighted average balances on its investments in mortgage notes and notes receivable.

Interest expense incurred increased by $14.3 million or 23.7% from the nine month period ended September 30, 2003 as compared to the same period of 2004. The increase is attributable to the net increase of $200 million in the Operating Partnership's senior unsecured notes which resulted in approximately $2.6 million of additional interest expense and approximately $8.0 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004. In addition, during the nine month period ended September 30, 2003, the Operating Partnership allocated approximately $7.8 million of its interest expense to discontinued operations with no such allocation in the current period. This allocation resulted in an additional increase in interest expense from continuing operations. These increases were offset by decreases in interest expense of approximately $634,000 incurred under the Operating Partnership's "same store" mortgage portfolio, increases in capitalized interest expense of approximately $201,000 attributable to an increase in development projects and a decrease in interest expense of approximately $3.3 million incurred under the Operating Partnership's unsecured credit facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Operating Partnership's unsecured credit facility was $99.9 million for the nine months ended September 30, 2004 as compared to $319.7 million for the nine months ended September 30, 2003.

Marketing, general and administrative expenses decreased by $2.4 million or 9.8% from the nine month period ended September 30, 2003 as compared to the same period of 2004. This overall net decrease is primarily attributable to the efficiencies the Operating Partnership achieved as a result of its November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company. In addition, the Operating Partnership had an overall decrease in contributions and sponsorships of approximately $250,000 from the nine month period ended 2003 as compared to the 2004 period. These overall cost savings were impacted by additional professional fees incurred during the nine month period ended September 30, 2004 relating to the Operating Partnership's initiative to comply with the provisions of section 404 of the Sarbanes-Oxley Act of 2002 in the amount of approximately $200,000 with no such costs applicable to the comparative period of 2003.

Discontinued operations, net of minority interests, increased by approximately $169,000. This net increase is attributable to the gain on sales of real estate for those properties sold during the current period of approximately $11.7 million, which was off-set by the decrease of income from discontinued operations for those properties sold between October 1, 2003 and December 31, 2003.

| 29

LIQUIDITY AND CAPITAL RESOURCES

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through its net cash provided by operating activities along with its unsecured credit facility described below. The credit facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Operating Partnership has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated as a result of early terminations of leases. The Operating Partnership is also expending costs on tenants that are renewing or extending their leases earlier than scheduled. The Operating Partnership is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the three and nine month periods ended September 30, 2004, the Operating Partnership paid $12.8 million and $34.4 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and / or other operating factors, the Operating Partnership's cash flow from operating activities was not sufficient to pay 100% of the distributions paid on its common units. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership has used proceeds of property sales or borrowings under its credit facility. Based on the Operating Partnership's forecasted leasing, it anticipates that it will continue to incur similar shortfalls. The Operating Partnership currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its credit facility. The Operating Partnership periodically reviews its distribution policy to determine the appropriateness of the Operating Partnership's distribution rate relative to the Operating Partnership's cash flows. The Operating Partnership adjusts its distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in its cash flow as well as required distributions of the Company's taxable income to maintain its status as a REIT. There can be no assurance that the Operating Partnership will maintain the current quarterly distribution level on its common units.

The Operating Partnership expects to meet certain of its financing requirements through long-term secured and unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. During the nine months ended September 30, 2004, the Company issued $287.5 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities. There can be no assurance that there will be adequate demand for the Company's equity at the time or at the price in which the Operating Partnership desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership's core Tri-State Area markets. However, there can be no assurances that the Operating Partnership will be able to identify such opportunities that meet the Operating Partnership's underwriting criteria. The Operating Partnership will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term. The Operating Partnership's senior unsecured debt is currently rated "BBB-" by Fitch, "BBB-" by Standard & Poors and "Ba1" by Moody's. The rating agencies review the ratings assigned to an issuer such as the Operating Partnership on an ongoing basis. Negative changes in the Operating Partnership's ratings would result in increases in the Operating Partnership's borrowing costs, including borrowings under the Operating Partnership's unsecured credit facility.

As a result of current economic conditions, certain tenants have either not renewed their leases upon expiration or have paid the Operating Partnership to terminate their leases. In addition, a number of U.S. companies have filed for protection under federal bankruptcy laws. Certain of these companies are tenants of the Operating Partnership. The Operating Partnership is subject to the risk that other companies that are tenants of the Operating Partnership may file for bankruptcy protection. This may have an adverse impact on the financial results and condition of the Operating Partnership. Our results reflect vacancy rates in our markets that are at the higher end of the range of historical cycles and in some instances our asking rents in our markets have trended lower and landlords have been required to grant greater concessions such as free rent and tenant improvements. Our markets have also been experiencing higher real estate taxes and utility rates. The Operating Partnership believes that these trends are beginning to adjust, and that the above average tenant costs relating to leasing are decreasing. This trend is supported by increased occupancy and reduced vacancy rates in all of our markets, by the general economic recovery in the market resulting in job growth and the limited new supply of office space.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Operating Partnership's properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in "all risk" policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined "acts of terrorism" through 2005. The Operating Partnership's current insurance coverage provides for full replacement cost of its properties, including for acts of terrorism up to $500 million on a per occurrence basis, except for one asset which is insured up to $393 million.

| 30

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

On July 1, 2004, the Operating Partnership had an outstanding $500 million unsecured revolving credit facility (the "Credit Facility") from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Citicorp North America, Inc. and Wachovia Bank, National Association, as co-documentation agents. The Credit Facility, scheduled to mature in December 2005, contained options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, an increase to the maximum revolving credit amount to $750 million. In August 2004, the Operating Partnership amended and extended the Credit Facility to mature in August 2007 with substantially similar terms and conditions as existed prior to the amendment and extension. As of September 30, 2004, based on a pricing grid of the Operating Partnership's unsecured debt ratings, borrowings under the Credit Facility were priced off LIBOR plus 90 basis points and the Credit Facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership's unsecured credit ratings the interest rates and facility fee are subject to change. At September 30, 2004, the outstanding borrowings under the Credit Facility aggregated $90 million and carried a weighted average interest rate of 2.64%.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At September 30, 2004, the Operating Partnership had availability under the Credit Facility to borrow an additional $410 million, subject to compliance with certain financial covenants.

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

On March 15, 2004, the Operating Partnership repaid $100 million of its 7.4% senior unsecured notes at maturity. These notes were repaid with funds received from the Company's March 2004 common equity offering.

On August 9, 2004, the Operating Partnership made an advance under its Credit Facility in the amount of $222.5 million and, along with cash-on-hand, paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City. The Operating Partnership made an advance under its Credit Facility to fund such repayment.

On August 13, 2004, the Operating Partnership issued $150 million of 5.875% senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15 and August 15, commencing February 15, 2005. The notes were priced at 99.151% of par value to yield 5.989%. Prior to the issuance of these notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, these instruments were settled and the Operating Partnership received a net benefit of approximately $1.9 million. Such benefit will be amortized over the term of the notes to effectively reduce interest expense. The Operating Partnership used the net proceeds from this offering to repay a portion of the Credit Facility borrowings used to pay off the outstanding mortgage debt on 1185 Avenue of the Americas.

| 31

The Operating Partnership continues to seek opportunities to acquire real estate assets in its markets. The Operating Partnership has historically sought to acquire properties where it could use its real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for the Operating Partnership's commercial real estate assets, the Operating Partnership has sold certain non-core assets or interests in assets where significant value has been created. During 2003, the Operating Partnership sold assets or interests in assets with aggregate sales prices of approximately $350.6 million. In addition, during the nine months ended September 30, 2004, the Operating Partnership has sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partner's joint venture interest. The Operating Partnership used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general purposes and to invest in short-term liquid investments until such time as alternative real estate investments can be made.

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of September 30, 2004, the Operating Partnership had issued and outstanding 3,118,556 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units currently receive a quarterly distribution of $.4246 per unit. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

During the nine month period ended September 30, 2004, approximately 2.5 million shares of the Company's common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $57.8 million. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership's 7.4% senior unsecured notes and for general purposes including the redemption of the Company's Series A preferred stock, discussed below.

On September 14, 2004, the Company completed an equity offering of five million shares of its common stock raising approximately $137 million, net of an underwriting discount, or $27.39 per share. Net proceeds received from this transaction were used to redeem the Company's Series A preferred stock (defined below) and for general purposes.


The Board of Directors of the Company authorized the purchase of up to five million shares of the Company's common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board's initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company's common stock repurchase program back to five million shares. No purchases were made during the nine months ended September 30, 2004.

| 32

The Company had issued and outstanding 8,834,500 shares of 7.625% Series A Convertible Cumulative Preferred Stock (the "Series A preferred stock"). The Series A preferred stock was redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, was convertible at any time into the Company's common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased on the open market and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. During July 2004, the Company completed an exchange with a holder of 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. In addition, during August 2004, the Company announced the redemption of 2,000,000 shares of its then outstanding shares of Series A preferred stock at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On September 20, 2004, the Company redeemed 1,841,905 of such shares for approximately $47.9 million, including accumulated and unpaid dividends. The remaining 158,095 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred shareholders. During September 2004, the Company announced the redemption of all of its then outstanding shares of Series A preferred stock aggregating 5,343,900 shares at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On October 15, 2004, the Company redeemed 4,965,062 shares of Series A preferred stock for approximately $129.9 million, including accumulated and unpaid dividends. The remaining 378,838 shares of Series A preferred stock were exchanged into common stock of the Company, at the election of the Series A preferred shareholders. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of the 100% retirement of the Series A preferred units with the Company annual preferred distributions will decrease by approximately $16.8 million. In accordance with the EITF Topic D-42 the Operating Partnership incurred an accounting charge during the third quarter of 2004 of approximately $6.7 million in connection with the July 2004 exchange and September 2004 redemption of the Series A preferred units. In addition, the Operating Partnership will incur a charge of approximately $9.1 million during the fourth quarter of 2004 in connection with the October 2004 redemption.

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

The Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and an annualized distribution of $55.60 per unit (the "Preferred Units"). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends, which is being applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exercised his rights to exchange them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company's common stock. In connection with the July 2004 exchange and conversion, the preferred unit holder delivered notice to the Operating Partnership of his intent to repay $15.5 million of the amounts owed from the preferred unit holder under the Other Notes. As of September 30, 2004, there remain 1,200 Preferred Units outstanding with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance. The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. Due to this reduction, the Preferred Units are currently not entitled to receive a distribution.

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

The   Operating   Partnership   indebtedness   at  September  30,  2004  totaled
approximately $1.4 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners' interests share of consolidated joint venture debt) and was comprised of $90 million outstanding under the Credit Facility, approximately $697.9 million of senior unsecured notes and approximately $580.3 million of mortgage indebtedness. Based on the Operating Partnership's total market capitalization of approximately $3.8 billion at September 30, 2004 (calculated based on the sum of (i) the market value of the OP Units, assuming conversion, (ii) the liquidation preference value of the Operating Partnership preferred units and (iii) the $1.4 billion of debt), the Operating Partnership's debt represented approximately 36.2% of its total market capitalization.

| 33

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth the Operating Partnership significant consolidated debt obligations, by scheduled principal cash flow payments and maturity date, and its commercial commitments by scheduled maturity at September 30, 2004 (in thousands):

                                                                    MATURITY DATE
                                   ----------------------------------------------------------------------------------
                                     2004           2005          2006           2007           2008       THEREAFTER      TOTAL
                                   ----------    -----------    ----------     ----------    ----------    ----------    ----------
Mortgage notes payable (1)           $ 3,555       $ 13,887      $ 13,478       $ 10,969       $ 9,989     $ 105,178     $ 157,056
Mortgage notes payable (2) (3)            --         18,553       129,920         60,539            --       346,269       555,281
Senior unsecured notes                    --             --            --        200,000            --       500,000       700,000
Unsecured credit facility                 --             --            --         90,000            --            --        90,000
Land lease obligations (4)               943          3,776         3,828          3,753         3,753        78,672        94,725
Operating leases                         317          1,282         1,198            844           359            --         4,000
Air rights lease obligations              83            333           333            333           333         3,680         5,095
                                   ----------    -----------    ----------     ----------    ----------    ----------    ----------
                                     $ 4,898       $ 37,831      $148,757       $366,438       $14,434     $1,033,799    $1,606,157
                                   ==========    ===========    ==========     ==========    ==========    ==========    ==========

(1)  Scheduled principal amortization payments.

(2)  Principal payments due at maturity.

(3) In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property. The Operating Partnership's share of the mortgage debt at September 30, 2004 is approximately $7.4 million. This mortgage note bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership's share of the mortgage debt will be approximately $6.9 million.

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

On September 30, 2004, the Operating Partnership had approximately $1.5 billion of debt outstanding consisting of approximately $712.3 million of fixed rate mortgage notes payable, approximately $697.9 million of fixed rate senior unsecured notes payable and $90 million of variable rate debt under its Credit Facility. The $1.5 billion of debt had a weighted average interest rate of approximately 6.65% per annum and a weighted average term of approximately 6.2 years. During the three and nine month periods ended September 30, 2004 and 2003, the Operating Partnership incurred interest costs, including capitalized interest, of $27.1 million and $83.2 million and $25.6 million and $76.7 million, respectively. The Operating Partnership's rental revenues are its principal source of funds along with its net cash provided by operating activities to meet these and future interest obligations.

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, which was due in 2027, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City.

At September 30, 2004, the Operating Partnership had approximately $940,000 in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $43.2 million, or 6.1%, of the Operating
Partnership's   consolidated   mortgage   debt  is  recourse  to  the  Operating
Partnership.

CORPORATE GOVERNANCE

Eight of the Operating Partnership's office properties which were acquired by the issuance of OP Units are subject to agreements limiting the Operating Partnership's ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2007 and 2014.

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

| 34

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

OTHER MATTERS

The Company had historically structured long term incentive programs ("LTIP") using restricted stock and stock loans. In July 2002, as a result of certain provisions of the Sarbanes Oxley legislation, the Operating Partnership discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes Oxley legislation the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of September 30, 2004, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $290,000 and $846,000 of compensation expense were recorded for the three and nine month periods ended September 30, 2004, respectively, related to these LTIP grants. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million at September 30, 2004, and have been included as a reduction of general partner's capital on the Operating Partnership's consolidated balance sheets. Other outstanding loans to executive and senior officers at September 30, 2004 amounted to approximately $1.9 million primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003 an award of rights was granted to certain executive officers of the Company (the "2002 Rights" and "2003 Rights", respectively, and collectively, the "Rights"). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company's stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company's common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of September 30, 2004, there remains, reserved for future issuance, 47,126 shares of common stock related to the 2002 Rights and 26,042 shares of common stock related to the 2003 Rights. During the three and nine month periods ended September 30, 2004 the Company recorded approximately $101,000 and $302,000, respectively, of compensation expense related to the Rights. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers. The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance award, which provides for compensation to be earned at the end of a four-year period if the Company attains certain four-year cumulative performance measures. Amounts earned under the special outperformance award may be paid in cash or stock at the discretion of the Compensation Committee of the Board. Performance measures are based on total shareholder returns on a relative and absolute basis. On March 13, 2003, the Company made available 827,776 shares of its common stock under one of its existing stock option plans in connection with the core award of this LTIP for eight of its executive and senior officers. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of this LTIP. As of September 30, 2004, there remains 620,832 shares of common stock reserved for future issuance under the core award of this LTIP. With respect to the core award of this LTIP, the Company recorded approximately $699,000 and $2.1 million of compensation expense for the three and nine month periods ended September 30, 2004, respectively. Such amount has been included in marketing, general and administrative expenses on the Company's consolidated statements of income. Further, no provision will be made for the special outperformance award of this LTIP until such time as achieving the requisite performance measures is determined to be probable.

| 35

The Board of Directors has approved an amendment to the LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other "pure office" companies in order to limit the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core component of the LTIP from the anniversary of the date of grant to December 31st of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

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

All of the Operating Partnership's properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies. These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Operating Partnership's business.

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

| 36

FUNDS FROM OPERATIONS

Funds from Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership presents FFO because it considers it an important supplemental measure of the Operating Partnership's operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time.
Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income.

The Operating Partnership computes FFO in accordance with the standards established by NAREIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership's operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Operating Partnership's FFO calculation (unaudited and in thousands):

                                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                                                   -----------------------   -----------------------
                                                                                      2004         2003         2004         2003
                                                                                   ----------   ----------   ----------   ----------
Net income allocable to common unitholders ......................................  $    9,295   $   11,211   $   39,939   $   29,329
Adjustments for basic funds from operations:
   Add:
      Real estate depreciation and amortization .................................      26,758       24,407       78,100       78,249
      Minority partners' interests in consolidated partnerships .................       7,117        7,437       23,931       23,074
   Less:
      Gain on sales of real estate ..............................................       2,381           --       11,322           --
      Amounts distributable to minority partners in consolidated partnerships ...       6,070        6,339       20,985       19,914
                                                                                   ----------   ----------   ----------   ----------

Funds From Operations ("FFO") ...................................................  $   34,719   $   36,716   $  109,663   $  110,738
                                                                                   ==========   ==========   ==========   ==========

Weighted average units outstanding ..............................................      73,789       65,479       69,730       65,355
                                                                                   ==========   ==========   ==========   ==========

| 37

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

The Credit Facility and the Mezz Note bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk facing the Operating Partnership is interest rate risk on its long term debt, mortgage notes and notes receivable. The Operating
Partnership will, when advantageous, hedge its interest rate risk using financial derivative instruments. The Operating Partnership is not subject to foreign currency risk.

The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with either a long-term fixed rate debt offering, equity offerings or through sales or partial sales of assets.

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which were scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. On August 13, 2004, the Operating Partnership issued $150 million of senior unsecured notes due August 15, 2014 and simultaneously settled certain interest rate hedge instruments resulting in a net benefit to the Operating Partnership of approximately $1.9 million. Such benefit will be amortized against interest expense over the term of the notes to effectively reduce interest expense.

The fair market value ("FMV") of the Operating Partnership's long term debt, mortgage notes and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt, mortgage notes and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership's long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at September 30, 2004 (dollars in thousands):

                                         For the Year Ended December 31,
                          ------------------------------------------------------------
                              2004        2005        2006         2007        2008     Thereafter   Total (1)      FMV
                          --------------------------------------------------------------------------------------------------
Long term debt:
    Fixed rate.......       $  3,555   $  32,440   $ 143,398    $ 271,508    $  9,989   $ 951,447   $ 1,412,337  $1,486,609
    Weighted average
      interest rate.....       7.45%       6.90%       7.37%        7.14%       7.23%       7.45%         7.37%

    Variable rate.......    $     --   $      --   $      --    $  90,000    $     --   $      --   $    90,000  $   90,000
    Weighted average
      interest rate.....          --          --          --        2.64%          --          --         2.64%

(1) Includes aggregate unamortized issuance discounts of approximately $2.1 million on certain of the senior unsecured notes which are due at maturity.

In addition, a one percent increase in the LIBOR rate would have a $900,000 annual increase in interest expense on the $90 million of variable rate debt due in 2007.

| 38

The following table sets forth the Operating Partnership's mortgage notes and note receivables by scheduled maturity date, weighted average interest rates and estimated FMV at September 30, 2004 (dollars in thousands):

                                         For the Year Ended December 31,
                          ------------------------------------------------------------
                              2004        2005        2006         2007        2008     Thereafter   Total (1)      FMV
                          --------------------------------------------------------------------------------------------------
Mortgage notes and
  notes receivable:

Fixed rate.............    $   1,250    $  2,500      $     --   $ 16,990      $     --    $   2,500   $  23,240      $ 24,159
    Weighted average
     interest rate......      10.50%      12.00%            --     12.00%            --       10.50%      11.76%

Variable rate...........   $      --    $ 27,592      $     --    $    --      $     --    $      --   $  27,592      $ 27,592
    Weighted average
    interest rate.......          --      12.86%            --         --            --           --      12.86%

(1) Excludes interest receivables and unamortized acquisition costs aggregating approximately $2.7 million dollars.


ITEM 4. CONTROLS AND PROCEDURES


We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC's rules and forms. In this regard, the Operating Partnership has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other members of senior management with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Operating Partnership with the SEC and supports the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Operating Partnership's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of the Operating Partnership's senior management, our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective.


There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

| 39

SELECTED PORTFOLIO INFORMATION

The following table sets forth the Operating Partnership's schedule of its top 25 tenants based on base rental revenue as of September 30, 2004:

                                              WTD. AVG.                            PERCENT OF PRO-RATA     PERCENT OF CONSOLIDATED
                                           TERM REMAINING          TOTAL           SHARE OF ANNUALIZED         ANNUALIZED BASE
 TENANT NAME (1) (2)                           (YEARS)          SQUARE FEET        BASE RENTAL REVENUE          RENTAL REVENUE
 --------------------------------------- ------------------ -------------------- ----------------------- ---------------------------
*Debevoise & Plimpton                           17.3              465,420                  3.2%                      5.5%
 King & Spalding                                 7.5              180,391                  2.2%                      2.0%
 Verizon Communications Inc.                     2.4              263,569                  1.9%                      1.7%
*American Express                                9.0              129,818                  1.8%                      1.6%
*Schulte Roth & Zabel                           16.2              279,746                  1.7%                      2.8%
*Fuji Photo Film USA                             7.9              194,984                  1.3%                      1.2%
 United Distillers                               0.5              137,918                  1.3%                      1.1%
*WorldCom/MCI                                    2.3              244,730                  1.2%                      1.1%
*Bank of America/Fleet Bank                      6.1              162,050                  1.2%                      1.1%
 Dun & Bradstreet Corp.                          8.0              123,000                  1.2%                      1.0%
 Arrow Electronics Inc.                          9.3              163,762                  1.1%                      1.0%
 Amerada Hess Corporation                        8.3              127,300                  1.1%                      0.9%
 Atlantic Mutual Insurance Co., Inc. (3)         0.5              158,157                  1.0%                      0.9%
 T.D. Waterhouse                                 2.9              103,381                  1.0%                      0.8%
 Westdeutsche Landesbank                        11.6               53,000                  1.0%                      0.8%
 D.E. Shaw                                      11.3               79,515                  0.9%                      0.8%
 Practicing Law Institute                        9.4               77,500                  0.9%                      0.8%
*Banque Nationale De Paris                      11.8              145,834                  0.9%                      1.5%
 North Fork Bank                                14.3              126,770                  0.9%                      0.7%
*Kramer Levin Nessen Kamin                       0.6              158,144                  0.8%                      1.4%
 Heller Ehrman White                             0.7               64,526                  0.8%                      0.7%
 Vytra Healthcare                                3.2              105,613                  0.8%                      0.7%
*State Farm                                      4.1              189,310                  0.8%                      1.1%
 P.R. Newswire Associates                        3.6               67,000                  0.8%                      0.7%
 Laboratory Corp. Of America                     2.7              108,000                  0.7%                      0.7%

(1) Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.

(2)  Excludes One Orlando Centre in Orlando, Florida.

(3) Daiichi Pharmaceutical Corporation has signed a long-term lease to take 141,000 square feet at 3 Giralda Farms that is currently leased to Atlantic Mutual Insurance Company.

* Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

HISTORICAL NON-INCREMENTAL REVENUE-GENERATING CAPITAL EXPENDITURES, TENANT IMPROVEMENT COSTS AND LEASING COMMISSIONS

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2000 through 2003 and for the nine month period ended September 30, 2004 for the Operating Partnership's consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:

                                                                                         Average         YTD
                                2000          2001          2002          2003          2000-2003       2004
                          --------------------------------------------------------------------------------------
Suburban Office Properties
  Total .................   $ 3,289,116   $ 4,606,069   $ 5,283,674   $ 6,791,336      $ 4,992,549   $ 4,491,046
  Per Square Foot .......   $      0.33   $      0.45   $      0.53   $      0.67      $      0.49   $      0.44

NYC Office Properties
     Total ..............   $   946,718   $ 1,584,501   $ 1,939,111   $ 1,922,209      $ 1,598,135   $ 1,797,457
     Per Square Foot ....   $      0.38   $      0.45   $      0.56   $      0.55      $      0.48   $      0.40

Industrial Properties
  Total .................   $   813,431   $   711,666   $ 1,881,627   $ 1,218,401(1)   $ 1,156,281   $    81,389
  Per Square Foot .......   $      0.11   $      0.11   $      0.28   $      0.23      $      0.18   $      0.09
                            -----------   -----------   -----------   -----------      -----------   -----------

TOTAL PORTFOLIO
  Total .................   $ 5,049,265   $ 6,902,236   $ 9,104,412   $ 9,931,946      $ 7,746,965   $ 6,369,892
  Per Square Foot .......   $      0.25   $      0.34   $      0.45   $      0.52      $      0.39   $      0.41

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

| 40

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2003 and for the nine month period ended September 30, 2004 for the Operating Partnership's consolidated office and industrial / R&D properties other than One Orlando Centre in Orlando, FL:


                                         2000                 2001                 2002             2003
                                     -----------          -----------          ------------         ------------
Long Island Office Properties
  Tenant Improvements                $ 2,853,706          $ 2,722,457          $  1,917,466         $  3,774,722
  Per Square Foot Improved           $      6.99          $      8.47          $       7.81         $       7.05
  Leasing Commissions                $ 2,208,604          $ 1,444,412          $  1,026,970         $  2,623,245
  Per Square Foot Leased             $      4.96          $      4.49          $       4.18         $       4.90
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $     11.95          $     12.96          $      11.99         $      11.95
                                     ===========          ===========          ============         ============

Westchester Office Properties
  Tenant Improvements                $ 1,860,027          $ 2,584,728          $  6,391,589(2)      $  3,732,370
  Per Square Foot Improved           $      5.72          $      5.91          $      15.05         $      15.98
  Leasing Commissions                $   412,226          $ 1,263,012          $  1,975,850(2)      $    917,487
  Per Square Foot Leased             $      3.00          $      2.89          $       4.65         $       3.93
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $      8.72          $      8.80          $      19.70         $      19.91
                                     ===========          ===========          ============         ============

Connecticut Office Properties
  Tenant Improvements                $   385,531          $   213,909          $    491,435         $    588,087
  Per Square Foot Improved           $      4.19          $      1.46          $       3.81         $       8.44
  Leasing Commissions                $   453,435          $   209,322          $    307,023         $    511,360
  Per Square Foot Leased             $      4.92          $      1.43          $       2.38         $       7.34
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $      9.11          $      2.89          $       6.19         $      15.78
                                     ===========          ===========          ============         ============

New Jersey Office Properties
  Tenant Improvements                $ 1,580,323          $ 1,146,385          $  2,842,521         $  4,327,295
  Per Square Foot Improved           $      6.71          $      2.92          $      10.76         $      11.57
  Leasing Commissions                $ 1,031,950          $ 1,602,962          $  1,037,012         $  1,892,635
  Per Square Foot Leased             $      4.44          $      4.08          $       3.92         $       5.06
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $     11.15          $      7.00          $      14.68         $      16.63
                                     ===========          ===========          ============         ============

New York City Office Properties
  Tenant Improvements                $    65,267          $   788,930          $  4,350,106         $  5,810,017(3)
  Per Square Foot Improved           $      1.79          $     15.69          $      18.39         $      32.84
  Leasing Commissions                $   418,185          $ 1,098,829          $  2,019,837         $  2,950,330(3)
  Per Square Foot Leased             $     11.50          $     21.86          $       8.54         $      16.68
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $     13.29          $     37.55          $      26.93         $      49.52
                                     ===========          ===========          ============         ============

Industrial Properties
  Tenant Improvements                $   650,216          $ 1,366,488          $  1,850,812         $  1,249,200
  Per Square Foot Improved           $      0.95          $      1.65          $       1.97         $       2.42
  Leasing Commissions                $   436,506          $   354,572          $    890,688         $    574,256
  Per Square Foot Leased             $      0.64          $      0.43          $       0.95         $       1.11
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $      1.59          $      2.08          $       2.92         $       3.53
                                     ===========          ===========          ============         ============

--------------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements                $ 7,395,070          $ 8,822,897          $ 17,843,929         $ 19,481,691
  Per Square Foot Improved           $      4.15          $      4.05          $       7.96         $      10.22
  Leasing Commissions                $ 4,960,906          $ 5,973,109          $  7,257,380         $  9,469,313
  Per Square Foot Leased             $      3.05          $      2.75          $       3.24         $       4.97
                                     -----------          -----------          ------------         ------------
   Total Per Square Foot             $      7.20          $      6.80          $      11.20         $      15.19
                                     ===========          ===========          ============         ============


                                       Average                 YTD
                                      2000-2003               2004(1)              New                 Renewal
                                     ------------          ------------        ------------          -----------
Long Island Office Properties
  Tenant Improvements                $  2,817,088          $  3,912,154        $  2,012,053          $ 1,900,101
  Per Square Foot Improved           $       7.58          $       8.22        $      14.37          $      5.66
  Leasing Commissions                $  1,825,808          $  1,822,373        $    756,282          $ 1,066,091
  Per Square Foot Leased             $       4.63          $       3.83        $       5.40          $      3.18
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $      12.21          $      12.05        $      19.77          $      8.84
                                     ============          ============        ============          ===========

Westchester Office Properties
  Tenant Improvements                $  3,642,178          $  5,516,541        $  4,593,189          $   923,352
  Per Square Foot Improved           $      10.66          $      13.46        $      21.15          $      4.79
  Leasing Commissions                $  1,142,144          $  2,099,540        $  1,667,746          $   431,794
  Per Square Foot Leased             $       3.62          $       5.12        $       7.68          $      2.25
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $      14.28          $      18.58        $      28.83          $      7.04
                                     ============          ============        ============          ===========

Connecticut Office Properties
  Tenant Improvements                $    419,740          $  2,910,018        $  1,326,598          $ 1,583,420
  Per Square Foot Improved           $       4.47          $      12.44        $      26.53          $      8.61
  Leasing Commissions                $    370,285          $  1,448,056        $    380,444          $ 1,067,612
  Per Square Foot Leased             $       4.02          $       6.19        $       7.61          $      5.80
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $       8.49          $      18.63        $      34.14          $     14.41
                                     ============          ============        ============          ===========

New Jersey Office Properties
  Tenant Improvements                $  2,474,131          $  1,194,305        $  1,141,315          $    52,990
  Per Square Foot Improved           $       7.99          $       7.36        $      16.83          $      0.56
  Leasing Commissions                $  1,391,140          $    692,593        $    460,177          $   232,416
  Per Square Foot Leased             $       4.38          $       4.27        $       6.79          $      2.46
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $      12.37          $      11.63        $      23.62          $      3.02
                                     ============          ============        ============          ===========

New York City Office Properties
  Tenant Improvements                $  2,753,580          $  6,098,113(3)(4)  $  4,041,654          $ 2,056,459(3)(4)
  Per Square Foot Improved           $      17.18          $      21.88        $      29.19          $     14.66
  Leasing Commissions                $  1,621,795          $  1,915,195(3)(4)  $    970,691          $   944,504(3)(4)
  Per Square Foot Leased             $      14.64          $       6.87        $       7.01          $      6.73
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $      31.82          $      28.75        $      36.20          $     21.39
                                     ============          ============        ============          ===========

Industrial Properties
  Tenant Improvements                $  1,279,179          $    205,104        $    157,661          $    47,443
  Per Square Foot Improved           $       1.75          $       2.11        $       1.73          $      7.46
  Leasing Commissions                $    564,005          $    225,539        $    225,539          $         0
  Per Square Foot Leased             $       0.78          $       2.32        $       2.48          $      0.00
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $       2.53          $       4.43        $       4.21          $      7.46
                                     ============          ============        ============          ===========

----------------------------------------------------------------------------------------------------------------
TOTAL PORTFOLIO
  Tenant Improvements                $ 13,385,896          $ 19,836,235        $ 13,272,470          $ 6,563,765
  Per Square Foot Improved           $       6.66          $      11.96        $      18.84          $      6.88
  Leasing Commissions                $  6,915,177          $  8,203,296        $  4,460,879          $ 3,742,417
  Per Square Foot Leased             $       3.54          $       4.95        $       6.33          $      3.93
                                     ------------          ------------        ------------          -----------
   Total Per Square Foot             $      10.20          $      16.91        $      25.17          $     10.81
                                     ============          ============        ============          ===========


(1) Excludes $3.2 million of deferred leasing costs attributable to space marketed but not yet leased.

(2) Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(3) Excludes $5.8 million of tenant improvements and $2.2 million of leasing commissions related to a new 121,108 square foot lease to Debevoise with a lease commencement date in 2004. Sandler O'Neil leasing costs are reflected in 2Q04 numbers.

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

--------------------------------------------------------------------------------

| 41

The following table sets forth the Operating Partnership's lease expiration table, as adjusted for pre-leased space, at October 1, 2004 for its Total Portfolio of properties, its Office Portfolio and its Industrial / R&D
Portfolio:

                                TOTAL PORTFOLIO
--------------------------------------------------------------------------------
                          Number of     Square     % of Total     Cumulative
Year of                     Leases       Feet       Portfolio     % of Total
Expiration                 Expiring    Expiring       Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          64        318,657      2.0%            2.0%
2005                         170       1,308,031     8.4%           10.4%
2006                         193       1,713,654    10.9%           21.3%
2007                         117       1,288,378     8.2%           29.6%
2008                         117       1,056,558     6.7%           36.3%
2009                         111       1,195,610     7.6%           43.9%
2010 and thereafter          343       7,684,935    49.1%           93.0%
--------------------------------------------------------------------------------
Total/Weighted Average      1,115     14,565,823    93.0%
--------------------------------------------------------------------------------
Total Portfolio Square Feet           15,657,275
--------------------------------------------------------------------------------

                                OFFICE PORTFOLIO
--------------------------------------------------------------------------------
                          Number of     Square     % of Total     Cumulative
Year of                     Leases       Feet        Office       % of Total
Expiration                 Expiring    Expiring       Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          61        287,037      1.9%            1.9%
2005                         168       1,260,881     8.5%           10.5%
2006                         189       1,616,688    10.9%           21.4%
2007                         113       1,218,886     8.2%           29.6%
2008                         114       1,013,715     6.9%           36.5%
2009                         110       1,150,629     7.8%           44.3%
2010 and thereafter          338       7,339,071    49.6%           93.9%
--------------------------------------------------------------------------------
Total/Weighted Average      1,093     13,886,907    93.9%
--------------------------------------------------------------------------------
Total Office Portfolio Square Feet    14,793,880
--------------------------------------------------------------------------------

                            INDUSTRIAL/R&D PORTFOLIO
--------------------------------------------------------------------------------
                          Number of     Square     % of Total     Cumulative
Year of                     Leases       Feet    Industrial/R&D   % of Total
Expiration                 Expiring    Expiring       Sq Ft     Portfolio Sq Ft
--------------------------------------------------------------------------------
2004                          3         31,620       3.7%            3.7%
2005                          2         47,150       5.5%            9.1%
2006                          4         96,966      11.2%           20.4%
2007                          4         69,492       8.0%           28.4%
2008                          3         42,843       5.0%           33.4%
2009                          1         44,981       5.2%           38.6%
2010 and thereafter           5         345,864     40.1%           78.6%
--------------------------------------------------------------------------------
Total/Weighted Average        22        678,916     78.6%
--------------------------------------------------------------------------------
Total Industrial/R&D Portfolio
Square Feet                             863,395
--------------------------------------------------------------------------------

| 42

The following table sets forth the Operating Partnership's components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on its "Statements of Cash Flows - Investment Activities" contained in its consolidated financial statements (in thousands):

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------
Capital expenditures:
  Non-incremental ..................................   $     6,370   $     7,523
  Incremental ......................................         2,690         1,674
Tenant improvements:
  Non-incremental ..................................        15,405        23,410
  Incremental ......................................         3,549         3,473
                                                       -----------   -----------
Additions to commercial real estate properties .....   $    28,014   $    36,080
                                                       ===========   ===========

Leasing costs:
  Non-incremental ..................................   $    12,007   $     9,952
  Incremental ......................................         1,944         3,233
                                                       -----------   -----------
Payment of deferred leasing costs ..................   $    13,951   $    13,185
                                                       ===========   ===========

Acquisition and development costs ..................   $   159,348   $    55,604
                                                       ===========   ===========

| 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None


| 44

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

RECKSON OPERATING PARTNERSHIP, L.P.

By:        /s/ Scott H. Rechler                By:    /s/ Michael Maturo
   --------------------------------------      -------------------------------
Scott H. Rechler, Chief Executive              Michael Maturo, Executive
Officer and President of                       Vice President, Treasurer and
Reckson Associates Realty Corp.,               Chief Financial Officer of
the sole general partner of                    Reckson Associates Realty Corp.,
the Registrant                                 the sole general partner of
                                               the Registrant


DATE: November 2, 2004

| 45