Form 10-K
period 2004-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2005-03-25
CIK 930810

Back to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-13762

RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland	11-3233647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Broadhollow Road,	11747
Melville, NY	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (631) 694-6900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  No

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Shareholder’s Meeting to be held May 19, 2005 are incorporated by reference into Part III.

As of March 21, 2005, approximately 2.7 million common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.

Back to Contents

i

Back to Contents

PART I

Item 1.	Business

General

Reckson Operating Partnership, L.P. (The “Operating Partnership”) commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”). The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities. Unless the context requires otherwise, the term Company includes Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and its wholly-owned subsidiaries.

The Operating Partnership is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and to a lesser extent industrial buildings and also owns land for future development (collectively, the “Properties”) located in the New York City tri-state area (the “Tri-State Area”).

For more than 45 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York City tri-state area (the “Tri-State Area”). Based on industry surveys, management believes that the Operating Partnership is one of the largest owners and operators of Class A central business district (“CBD”) and suburban office properties in the Tri-State Area. At December 31, 2004 the Operating Partnership owned 87 properties (inclusive of eight joint venture properties) in the Tri-State Area CBD and suburban markets, encompassing approximately 15.9 million rentable square feet, all of which are managed by the Operating Partnership. The properties include 17 Class A CBD office properties encompassing approximately 6.3 million rentable square feet. The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 56% of the Operating Partnership’s net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2004. These properties also include 62 Class A suburban office properties encompassing approximately 8.8 million rentable square feet, of which 43 of these properties, or 75% as measured by square footage, are located within the Operating Partnership’s ten office parks. Reckson has historically emphasized the development and acquisition of its suburban office properties in large-scale office parks. The Operating Partnership believes that owning properties in planned office parks provides strategic and synergistic advantages, including the following: (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include eight industrial / R&D properties encompassing approximately 863,000 rentable square feet. The Operating Partnership also owns a 354,000 square foot non-core office property located in Orlando, Florida.

In November 2003, the Operating Partnership sold all but three of the properties included in its Long Island industrial building portfolio to members of the Rechler family for approximately $315.5 million. (See “Recent Developments” for further discussion on this sale.)

Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Subsequent to the events of September 11, 2001, as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating its regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

Back to Contents

At December 31, 2004, the Operating Partnership also owned approximately 326 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. During July 2004 the Operating Partnership commenced the ground-up development on one of these parcels of a 277,000 square foot Class A office building with a total anticipated investment of approximately $61.0 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within the Operating Partnership’s existing 404,000 square foot executive office park in Melville, New York. In addition, one of these parcels, comprising 39.5 acres located in Valhalla, New York, is currently under contract for sale. This sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. The proceeds ultimately received from such sale will be determined based upon the number of residential units permitted by the rezoning. The zoning approvals and closing is expected to occur during 2006. Another one of these land parcels, comprising 24.7 acres located in Princeton, New Jersey on which the Operating Partnership estimates that 316,000 square feet of office space can be developed, is under contract for sale for approximately $24.6 million and is expected to close within three months. The aggregate cost basis of this parcel was approximately $23.2 million at December 31, 2004. The Operating Partnership is currently evaluating alternative land uses for certain of the other land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2004, the Operating Partnership had invested approximately $112.0 million in these development projects, exclusive of the aforementioned land parcel located in Princeton, New Jersey and inclusive of approximately $8.3 million of costs capitalized during 2004 relating to real estate taxes, interest and other carrying costs. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

The Operating Partnership has historically opportunistically purchased underdeveloped land, vacant buildings or buildings that were under managed or under performing. The Operating Partnership applies its real estate expertise to develop, redevelop, renovate and reposition its assets with the goal of creating value in these real estate assets. Since the Company’s initial public offering (“IPO”) in June 1995, the Operating Partnership has developed, redeveloped, renovated or repositioned 18 properties encompassing approximately 2.8 million square feet of office and industrial / R&D space.

The Operating Partnership holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the “Omni Note”). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the “Mezz Note”). The Mezz Note matures in September 2005 and the borrower has rights to extend its term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding. At December 31, 2004, the Mezz Note had an outstanding balance of approximately $27.6 million and a weighted average interest rate of 13.50% per annum. Such interest rate is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.

On December 20, 2004, the Operating Partnership advanced $34 million under a mezzanine loan agreement to an entity that is controlled by a preferred unit holder in the Operating Partnership (the “NYC Mezz Loan”). The NYC Mezz Loan matures on the earlier of the consummation of the refinancing of the NYC Mezz Loan or December 31, 2005, bears interest at 9% per annum and is secured by certain indirect interests in a 550,000 square foot condominium interest in a Manhattan Class A office tower, other guaranties, pledges and assurances.

As of December 31, 2003, the Operating Partnership also held three other notes receivable, which aggregated $21.5 million and carried interest rates ranging from 10.5% to 12% per annum (the “Other Notes” and collectively with the Omni Note, the Mezz Note and the NYC Mezz Loan, the “Note Receivable Investments”). These notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. During 2004, the minority partner repaid

Back to Contents

$18.0 million of the Other Notes with $15.5 million in cash and by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million of which $600,000 of the redemption proceeds were applied to outstanding interest charges due from the minority partner and for prepaid interest. As a result, at December 31, 2004, the Other Notes aggregated $3.5 million and carried a weighted average interest rate of 11.57%. The Operating Partnership has agreed to extend the maturity of $2.5 million of the Other Notes through December 1, 2005 and the remaining $1.0 million through January 31, 2010. As of December 31, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership’s Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership’s Note Receivable Investments. Based on these assessments the Operating Partnership’s management believes there is no impairment to the carrying value related to the Operating Partnership’s Note Receivable Investments.

The Operating Partnership’s 354,000 square foot office building located in Orlando, Florida, is a non-core real estate holding which was acquired in May 1999 in connection with the Operating Partnership’s initial New York City portfolio acquisition. This property was cross-collateralized under a $99.7 million mortgage note payable along with one of the Operating Partnership’s New York City office buildings. On November 1, 2004, the Operating Partnership exercised its right to prepay this note in its entirety, without penalty.

The Operating Partnership also owns a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in Tarrytown, New York (the “520JV”), which is managed by a wholly owned subsidiary of the Operating Partnership. As of December 31, 2004, the 520JV had total assets of approximately $20.0 million, a mortgage note payable of $11.4 million and other liabilities of $177,000. The Operating Partnership’s allocable share of the 520JV mortgage note payable is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property’s mortgage debt, and material renovations to the property. The Operating Partnership accounts for the 520JV under the equity method of accounting.

During July 1998, the Company formed Metropolitan Partners, LLC (“Metropolitan”) for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties aggregating approximately 4.6 million square feet.

During September 2000, the Operating Partnership formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA’s 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. During April 2004, the Tri-State JV sold 400 Garden City Plaza, Garden City, New York, a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. In addition, during September 2004, the Operating Partnership acquired TIAA’s 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY for approximately $14.9 million. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri- State JV.

On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers’ Retirement Systems (“NYSTRS”) (the “919JV”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of

Back to Contents

cash which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

As of December 31, 2004, the Operating Partnership has invested approximately $55.2 million in REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund created in 1997 as a research and development vehicle for the Operating Partnership to invest in alternative real estate sectors outside its core office and industrial/R&D focus (see “Recent Developments-Other Investing Activities” for further discussion).

All of the Company’s interests in its properties, land held for development, the Note Receivable Investments and joint ventures are held directly or indirectly by, and all of its operations are conducted through, the Operating Partnership. Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and, as of December 31, 2004, owned approximately 95.7% of the Operating Partnership’s outstanding common units of limited partnership interest (“OP Units”).

The Operating Partnership has established an unsecured credit facility (the “Credit Facility”) with a maximum borrowing amount of $500 million scheduled to mature on August 6, 2007. The Credit Facility requires the Operating Partnership to comply with a number of financial and other covenants on an ongoing basis.

The Operating Partnership maintains access to unsecured debt markets through its investment grade ratings on its senior unsecured debt. The Operating Partnership’s ratings as of December 31, 2004 from the major rating organizations are as follows:

Rating Organization	Rating	Outlook

Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s	BBB-	Stable

These security ratings are not a recommendation to buy, sell or hold the Operating Partnership’s securities and they are subject to revision or withdrawal at any time by the rating organization. Ratings assigned by each rating organization have their own meaning within that organization’s overall classification system. Each rating should be evaluated independently of any other rating.

There are numerous commercial properties that compete with the Operating Partnership in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

In order to protect the Company’s ability to qualify as a REIT, ownership of its common stock by any single stockholder is limited to 9%, subject to certain exceptions. In June 2003, the Company amended this provision of its charter to ensure that the ownership limit may only be used to protect the Company’s REIT status.

The Company’s principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and its telephone number at that location is (631) 694-6900. At December 31, 2004, the Company had approximately 300 employees.

The Company and the Operating Partnership make certain filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through its website, www.reckson.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. The Company’s annual report to shareholders, press releases and recent presentations are also available free of charge on the website.

Back to Contents

Recent Developments

Acquisitions, Dispositions and Investing Activities

In January 2004, the Operating Partnership sold a 104,000 square foot office property, 120 Mineola Boulevard, located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Operating Partnership recorded a net gain of approximately $5.5 million.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both matured in August 2004 at which time the Operating Partnership satisfied the outstanding debt through an advance under its Credit Facility along with cash-on-hand. The property is encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings relating to the re-setting of the rent under the ground lease. There can be no assurances as to the outcome of the rent re-set process.

During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Operating Partnership initially received approximately $1.8 million. The Operating Partnership’s cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration.

In April 2004, the Operating Partnership, on behalf of the Tri-State JV, sold a 175,000 square foot office building, 400 Garden City Plaza, located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale of two of the remaining three properties from the November 2003 sale of its Long Island industrial building portfolio for approximately $5.8 million. The disposition of the remaining industrial property, which is subject to certain environmental issues, was conditioned upon the approval of the buyer’s lender, which was not obtained. As a result, the buyer will not be acquiring this property. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, 3 Giralda Farms, located in Madison, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand.

During September 2004, the Operating Partnership, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY, from the Operating Partnership’s joint venture partner, TIAA, for approximately $14.9 million. This acquisition was financed, in part, from the proceeds received from the April 2004 sale of two industrial properties and with cash-on-hand. In addition, the Operating Partnership acquired a 215,000 square foot Class A office property, 44 Whippany Road, located in Morristown, New Jersey for approximately $30 million. The Operating Partnership made this acquisition using funds received from the Company’s September 2004 common equity offering, cash-on-hand and the issuance of approximately 34,000 OP Units which were priced at $28.70 per unit.

During September 2004, the Operating Partnership sold a 92,000 square foot industrial property, 500 Saw Mill River Road, located in Westchester County for approximately $7.3 million. In connection with this sale, the Operating Partnership recorded a net gain of approximately $2.3 million.

Back to Contents

On October 1, 2004, the Operating Partnership acquired a 260,500 square foot Class A office property, 300 Broadhollow Road, located in Melville, Long Island, for approximately $41.0 million. The Operating Partnership made this acquisition, in part, through an advance under the Credit Facility and with cash-on-hand.

On December 14, 2004, the Tri-State JV acquired a parcel of land adjacent to one of its existing properties for approximately $1.1 million. A small commercial building is situated on the property which the Operating Partnership anticipates demolishing. The Tri-State JV made this acquisition with available cash-on-hand.

On December 15, 2004, the Operating Partnership sold a 3.8 acre parcel of land, zoned for industrial use, located on Long Island for approximately $1.1 million which resulted in a gain to the Operating Partnership of approximately $740,000.

During January 2005, the Operating Partnership acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. The Operating Partnership made these acquisitions through advances under its Credit Facility.

On March 16, 2005 a wholly owned subsidiary of the Operating Partnership advanced (i) $8,031,250 (the “5 Year Mezz Loan”) and (ii) $20,355,625 (the “7 Year Mezz Loan”) under two mezzanine loan agreements. The 5 Year Mezz Loan matures on April 11, 2010, bears interest at 9% per annum and is secured by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. The 7 Year Mezz Loan matures on April 11, 2012, bears interest at 9% per annum and is secured by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. Each of these loans are pre-payable without penalty after 18 months. The Operating Partnership made these investments through a borrowing under the Credit Facility.

Other Investing Activities

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”) and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Operating Partnership’s core office and industrial / R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At December 31, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine’s operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership

Back to Contents

has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Operating Partnership in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan (the “RSVP Secured Loan”). In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP’s remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The RSVP Secured Loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In August 2004, American Campus Communities, Inc. (“ACC”), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering (the “ACC IPO”) of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC as part of the ACC IPO. Proceeds from the ACC IPO were used in part to pay accrued interest on the RSVP Secured Loan and reduce the principal balance down to $30 million. The Operating Partnership through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the ACC sale. To date, the Operating Partnership has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court’s approval of a plan of re-organization of FrontLine. At December 31, 2004, RSVP had approximately $20.5 million of cash and cash equivalents net of contractual reserves. There can be no assurances as to the final outcome of such Plan of re-organization.

As a result of the foregoing, the net carrying value of the Operating Partnership’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of December 31, 2004. Such amount has been reflected in investments in affiliate loans and joint ventures on the Operating Partnership’s consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member.

Back to Contents

Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

In November 2004, Concord Associates LLC and Sullivan Resorts LLC, a joint venture approximately 47% owned by RSVP, executed a binding agreement to contribute its Concord and Grossingers resort properties (excluding residential land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18 million shares of common stock of Empire and the right to appoint five members of the Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one seat on Empire’s Board. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders.

Leasing Activity

During the year ended December 31, 2004, the Operating Partnership executed 242 leases encompassing approximately 3.1 million square feet. The following table summarizes the leasing activity by location and property type:

	Number of Leases	Leased Square Feet	Average Effective Rent Per Square Foot (1)

CBD office properties
Connecticut	33	240,156	$24.43
New York City	44	928,627	$52.13
Westchester	8	90,583	$26.72

Subtotal / Weighted average	85	1,259,366	$45.02

Suburban office properties
Long Island	75	788,476	$26.92
New Jersey	24	434,288	$26.05
Westchester	53	501,250	$22.48

Subtotal / Weighted average	152	1,724,014	$25.41

Industrial / R&D properties
Connecticut	1	78,877	$4.21
New Jersey	2	7,908	$6.99
Westchester	2	50,151	$18.84

Subtotal / Weighted average	5	136,936	$9.73

Total	242	3,120,316	$32.64

(1)	Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

The Operating Partnership maintains its $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co- documentation agents. The Credit Facility matures in August 2007, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At December 31, 2004, the outstanding borrowings under the Credit Facility aggregated $235.5 million and carried a weighted average interest rate of 3.30% per annum.

Back to Contents

The following table sets forth the Operating Partnership’s applicable margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based-borrowings determined based on the Operating Partnership’s senior unsecured credit rating:

Senior Unsecured Credit Rating	Applicable Margin

A- / A3	0.600%
BBB+ / Baa1	0.625%
BBB / Baa2	0.700%
BBB- / Baa3	0.900%
Below BBB- / Baa3 or unrated	1.200%

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $263.3 million, subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Operating Partnership. As a result, the Company maintains certain outstanding balances on its Credit Facility.

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Interest on the notes is payable semi-annually on January 15th and July 15th that commenced on July 15, 2004. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized to interest expense over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility and to invest in short-term liquid investments.

On March 15, 2004, the Operating Partnership repaid $100 million of its 7.4% senior unsecured notes at maturity.

On August 9, 2004, the Operating Partnership borrowed $222.5 million under its Credit Facility and, along with cash-on-hand, paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On August 13, 2004, the Operating Partnership issued $150 million of 5.875% (5.989% effective yield) senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15th and August 15th, commencing February 15, 2005. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, these instruments were settled and the Operating Partnership received a net benefit of approximately $1.9 million. Such benefit is being amortized over the term of the notes to effectively reduce interest expense. The Operating Partnership used the net proceeds from this offering to repay a portion of the Credit Facility borrowings which were used to satisfy the outstanding mortgage debt on one of the Operating Partnership’s New York City properties.

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City. The Operating Partnership borrowed under its Credit Facility to fund such repayment.

Stock and Other Equity Offerings

In January 2004, the Company exercised its option to redeem 2.0 million shares, or 100% of its outstanding 8.85% Series B Convertible Cumulative Preferred Stock, with a stated value of $50.0 million, for approximately 1,958,000 shares of its common stock priced at $25.54 per share. In connection with the

Back to Contents

Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership’s 7.4% senior unsecured notes and for general purposes, including the redemption of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (the “Series A preferred stock”).

On September 14, 2004, the Company completed an equity offering of 5.0 million shares of its common stock raising approximately $137.5 million, net of an underwriting discount, or $27.39 per share. Net proceeds received from this transaction were used to redeem the Company’s Series A preferred stock and for general purposes.

During September 2004, in connection with the Company’s acquisition of 44 Whippany Road, the Operating Partnership issued approximately 34,000 OP Units to the sellers of the property which were priced at $28.70 per unit.

On December 14, 2004, the Company completed an equity offering of 4.5 million shares of its common stock raising approximately $148.1 million, net of an underwriting discount, or $32.90 per share. Net proceeds from this transaction were used to repay outstanding borrowings under the Credit Facility.

During 2004 and 2003, approximately 2.7 million shares and 59,000 shares, respectively, of the Company’s common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $62.2 million and $1.0 million, respectively. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases were made during the year ended December 31, 2004.

The Company’s Series A preferred stock, aggregating 8,834,500 shares, was redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, was convertible at any time into the Company’s common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased on the open market and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. During July 2004, the Company completed an exchange with a holder of 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. During August 2004, the Company announced the redemption of 2,000,000 shares of its then outstanding shares of Series A preferred stock at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On September 20, 2004, the Company redeemed 1,841,905 of such shares for approximately $47.9 million, including accumulated and unpaid dividends. The remaining 158,095 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred shareholders. During September 2004, the Company announced the redemption of all of its then outstanding shares of Series A preferred stock aggregating 5,343,900 shares at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On October 15, 2004, the Company redeemed 4,965,062 shares of Series A preferred stock for approximately $129.9 million, including accumulated and unpaid dividends. The remaining 378,838 shares of Series A preferred stock were exchanged into common stock of the Company, at the election of the Series A preferred shareholders. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company.

Back to Contents

During 2004, the Operating Partnership redeemed and/or exchanged approximately 18,462 of its outstanding preferred units, with an aggregate stated value of approximately $18.5 million with approximately $3.1 million of such amount applied to amounts owed from the preferred unit holder under the Other Notes and the balance into approximately 531,000 OP Units. Subsequent to these exchanges, the OP Units were exchanged for an equal number of shares of the Company’s common stock.

Other

In March of 2004, the Company received notification from the Internal Revenue Service indicating that it has selected the 2001 tax return of the Operating Partnership for examination. The examination process is currently in its latter stages and nearing completion. To date, we have not been informed of any adjustment to the tax return under examination. However, no assurances can be made at this time with respect to the ultimate outcome of the examination.

Business Strategies and Growth Opportunities

The Company’s primary business objectives are to maximize current return to its stockholders and the Operating Partnership’s partners through increases in distributable cash flow per share/OP Unit and to increase stakeholders’ long-term total return through the appreciation in value of its common stock and OP Units. The Company’s core business strategy is based on a long-term outlook considering real estate as a cyclical business. The Company seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Company to recognize different points in the market cycle and adjust its strategy accordingly. During 2004, the Company experienced increased leasing activity, which resulted in increased occupancies in its properties. The increased leasing activity is a result of the economic recovery occurring in the New York tri-state region. The Company is cautiously optimistic about the prospects for continued economic recovery in its markets. With this cautious bias we choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. The Company plans to achieve these objectives by continuing Reckson’s corporate strategies and capitalizing on the internal and external growth opportunities as described below.

Business Strategies.     Management believes that throughout its 45-year operating history, Reckson has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position the Company’s properties and distinguish its portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from the Company’s market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties, (v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technologically advanced systems and tools that provide meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition, disposition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management’s multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

The Company also currently intends to adhere to a policy of maintaining a stabilized debt ratio over time (defined as the total debt of the Company as a percentage of the sum of the Company’s total debt and the market value of its equity) of not more than 50%. This debt ratio is intended to provide the Company with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth. There can be no assurances that the Company will not adjust this policy in the future. As of December 31, 2004, the Company’s debt ratio was approximately 33.8%. This calculation is net of minority

Back to Contents

partners’ proportionate share of joint venture debt and includes the Company’s share of unconsolidated joint venture debt.

Growth Opportunities.     The Company intends to achieve its primary business objectives by applying its business strategies to the internal and external growth opportunities described below.

Internal Growth.     To the extent New York City, Long Island, Westchester, New Jersey and the Southern Connecticut office markets stabilize and continue to recover with limited new supply, management believes the Company is well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% base rent increases on approximately 90% of existing leases from its Long Island properties, (ii) periodic contractual increases in base rent on existing leases from its Westchester properties, New Jersey properties, New York City properties and its Southern Connecticut properties and (iii) the potential for increases to base rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Company believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Subsequent to the events of September 11, 2001 as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Company believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

External Growth.     The Company seeks to acquire multi-tenant Class A office buildings in New York City and the surrounding Tri-State Area CBD and core suburban markets located in the Tri-State Area. Management believes that the Tri-State Area presents future opportunities to acquire or invest in properties at attractive yields. Valuations of Class A office properties in the Company’s tri-state area markets have risen significantly over the past 18 months. The Company believes this is attributable to several factors including the economic recovery the market is experiencing, the flow of capital into the real estate sector, the lack of available product and the supply constrained nature of our markets. The Company believes that its (i) capital structure, in particular its Credit Facility providing for a maximum borrowing amount of up to $500 million (with additional capacity of $250 million upon receiving additional lender commitments) and access to unsecured debt markets, (ii) ability to acquire a property for OP Units and thereby defer the seller’s income tax on gain, (iii) operating economies of scale, (iv) relationships with corporate owners of real estate, financial institutions and private real estate owners, (v) fully integrated operations in its five existing divisions and (vi) its substantial position and franchise in the submarkets in which it owns properties will enhance the Company’s ability to identify and capitalize on acquisition opportunities. The Company also intends to selectively develop new Class A CBD and suburban office properties primarily on land it currently owns and to continue to redevelop existing properties as these opportunities arise. The Company will concentrate its development activities on Class A CBD and suburban office properties within the Tri-State Area. The Company will also invest in mezzanine debt or preferred equity positions that are secured by assets or interests in assets located in its Tri-State Area markets. The Company believes that these types of investments may have higher risk/reward attributes. However, management believes that such risks can be mitigated by the Company’s experience, knowledge and operating expertise in the markets in which the assets are located.

The Company also believes that its New York City division provides additional leasing and operational capabilities and enhances its overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and key Tri-State Area sub-markets. The Company actively seeks alternative sources of low-cost capital to finance its growth opportunities. The Company plans to expand its joint venture relationships with institutional partners or seek similar low-cost capital providers to purchase assets in its markets. The Company believes that establishing these capital sources will provide the Company with a competitive advantage in acquiring assets as well as provide the Company the ability to leverage its operating infrastructure in the form of management and other fees.

In addition, when valuations for commercial real estate properties are high, the Company may seek to sell certain properties or interests therein to realize value and profit created. The Company will then seek

Back to Contents

opportunities to reinvest the capital realized from these dispositions back into assets in the Company’s core Tri-State Area markets. However, there can be no assurances that the Company will be able to identify such opportunities that meet the Company’s underwriting criteria.

Environmental Matters

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

All of the Company’s properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies. These environmental audits have not revealed any environmental liability that would have a material adverse effect on the Company’s business.

Soil, sediment and groundwater contamination, consisting of volatile organic compounds (“VOCs”) and metals, has been identified at the property at 32 Windsor Place, Central Islip, New York. The contamination is associated with industrial activities conducted by a tenant at the property over a number of years. The contamination, which was identified through an environmental investigation conducted on behalf of the Company, has been reported to the New York State Department of Environmental Conservation. The Company has notified the tenant of the findings and has demanded that the tenant take appropriate actions to fully investigate and remediate the contamination. Under applicable environmental laws, both the tenant and the Company are liable for the cost of investigation and remediation. The Company does not believe that the cost of investigation and remediation will be material and the Company has recourse against the tenant. However, there can be no assurance that the Company will not incur liability that would have a material adverse effect on the Company’s business.

Item 2.	Properties

General

As of December 31, 2004 the Operating Partnership owned 87 properties (including eight joint venture properties) in the Tri-State Area CBD and suburban markets, encompassing approximately 15.9 million rentable square feet, all of which are managed by the Operating Partnership. The properties include 17 Class A CBD office properties encompassing approximately 6.3 million rentable square feet. The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 56% of the Operating Partnership’s net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2004. The properties also include 62 Class A suburban office properties encompassing approximately 8.8 million rentable square feet, of which 43 of these properties, or 75% as measured by square footage, are located within the Operating Partnership’s ten office parks. Reckson has

Back to Contents

historically emphasized the development and acquisition of its suburban office properties in large-scale office parks. The Operating Partnership believes that owning properties in planned office parks provides strategic and synergistic advantages, including the following: (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include eight industrial / R&D properties encompassing approximately 863,000 rentable square feet. The Operating Partnership also owns a 354,000 square foot non-core office property located in Orlando, Florida.

Set forth below is a summary of certain information relating to the Operating Partnership’s properties, categorized by office and industrial / R&D properties, as of December 31, 2004.

Office Properties

General

As of December 31, 2004, the Operating Partnership owned or had an interest in 17 Class A CBD office properties encompassing approximately 6.3 million square feet and 62 Class A suburban office properties encompassing approximately 8.8 million square feet. As of December 31, 2004, the office properties were approximately 94.1% leased (excluding properties under development) to approximately 880 tenants.

The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub- markets. The 17 Class A CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. Forty-three of the 62 suburban office properties are located within the Operating Partnership’s ten office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as the Operating Partnership’s reputation for providing a high level of tenant service have enabled the Operating Partnership to attract and retain a national tenant base. The office tenants include companies representing all major industry groups including consumer products, financial services, pharmaceuticals, health care, telecommunication and technology and insurance and service companies, such as “Big Four” accounting firms and major law firms.

The office properties are leased to both national and local tenants. Leases on the office properties are typically written for terms ranging from five to ten years and require: (i) payment of base rent, (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to base rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric, and (vi) payment of electric escalations over a base year. In virtually all leases, the landlord is responsible for structural repairs. Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

The following table sets forth certain information as of December 31, 2004 for each of the office properties.

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date)(1)		Year Constructed		Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent(2)	Annual Base Rent Per Leased Sq. Ft.	Number of Tenant Leases

Suburban Office Properties:

Huntington Melville Corporate Center
395 North Service Rd, Melville, NY	100%	Lease	(2081)	1988		7.5	4	188,233	100.0%	$5,513,622	$29.29	13
200 Broadhollow Rd, Melville, NY	100%		Fee	1981		4.6	4	68,522	98.2%	$1,546,417	$22.99	18
48 South Service Rd, Melville, NY	100%		Fee	1986		7.3	4	128,024	99.7%	$3,044,805	$23.87	19
35 Pinelawn Rd, Melville, NY	100%		Fee	1980		6.0	2	108,503	92.8%	$2,385,780	$23.68	41
275 Broadhollow Rd, Melville, NY	100%		Fee	1970		5.8	4	126,770	100.0%	$3,190,288	$25.17	4
300 Broadhollow Rd, Melville, NY	100%		Fee	1989		14.7	4	239,351	93.9%	$4,139,131	$18.42	15
58 South Service Rd, Melville, NY	100%		Fee	2000		16.5	4	280,497	91.7%	$8,268,662	$32.15	13
1305 Old Walt Whitman Rd, Melville, NY	51%		Fee	1998	(3)	18.1	3	164,166	100.0%	$4,525,136	$27.56	7

Total—Huntington Melville Corporate Center						80.5		1,304,066	96.4%	$32,613,840	$25.95	130

North Shore Atrium
6800 Jericho Turnpike, Syosset, NY	100%		Fee	1977		13.0	2	206,403	97.2%	$3,692,963	$18.40	48
6900 Jericho Turnpike, Syosset, NY	100%		Fee	1982		5.0	4	95,085	92.5%	$2,042,659	$23.22	19

Total—North Shore Atrium						18.0		301,488	95.7%	$5,735,623	$19.87	67

Nassau West Corporate Center
50 Charles Lindbergh Blvd., Mitchell Field, NY	100%	Lease	(2082)	1984		9.1	6	217,578	94.9%	$5,079,945	$24.60	31
60 Charles Lindbergh Blvd., Mitchell Field, NY	100%	Lease	(2082)	1989		7.8	2	219,066	100.0%	$4,983,345	$22.75	8
51 Charles Lindbergh Blvd., Mitchell Field, NY	100%	Lease	(2081)	1989		6.6	1	108,000	100.0%	$2,766,067	$25.61	1
55 Charles Lindbergh Blvd., Mitchell Field, NY	100%	Lease	(2081)	1982		10.0	2	214,581	100.0%	$2,920,255	$13.61	2
333 Earl Ovington Blvd., Mitchell Field, NY	60%	Lease	(2088)	1991		30.6	10	580,758	85.2%	$14,320,656	$28.93	37
90 Merrick Ave., Mitchell Field, NY	100%	Lease	(2084)	1985		13.2	9	235,328	99.4%	$5,823,107	$24.89	30

Total—Nassau West Corporate Center						77.3		1,575,311	93.8%	$35,893,375	$24.30	109

Stand-alone Long Island Properties
88 Duryea Rd., Melville, NY	100%		Fee	1986		1.5	2	23,878	100.0%	$589,320	$24.68	4
310 East Shore Rd., Great Neck, NY	100%		Fee	1981		1.5	4	50,054	100.0%	$1,218,001	$24.33	18
333 East Shore Rd., Great Neck, NY	100%	Lease	(2064)	1976		1.5	2	17,650	100.0%	$493,729	$27.97	9
520 Broadhollow Rd., Melville, NY	100%		Fee	1978		7.0	1	85,784	100.0%	$1,643,221	$19.16	4
1660 Walt Whitman Rd., Melville, NY	100%		Fee	1980		6.5	1	77,109	100.0%	$1,586,584	$20.58	11
150 Motor Parkway, Hauppauge, NY	100%		Fee	1984		11.3	4	185,361	97.6%	$3,883,918	$21.47	28
300 Motor Parkway, Hauppauge, NY	100%		Fee	1979		4.2	1	54,154	88.3%	$918,075	$19.21	8
48 Harbor Pk Dr., Port Washington, NY	100%		Fee	1976		2.7	1	35,000	100.0%	$860,602	$24.59	1
50 Marcus Dr., Melville, NY	100%		Fee	2000		12.9	2	163,762	100.0%	$4,066,684	$24.83	2

Total—Stand-alone Long Island Properties						49.1		692,752	98.4%	$15,260,134	$22.38	85

Tarrytown Corporate Center
505 White Plains Rd., Tarrytown, NY	100%		Fee	1974		1.4	2	26,319	92.6%	$460,031	$18.88	21
520 White Plains Rd., Tarrytown, NY	60%		Fee (4)	1981		6.8	6	158,560	98.3%	$2,882,244	$18.49	5
555 White Plains Rd., Tarrytown, NY	100%		Fee	1972		4.2	5	121,894	84.8%	$2,204,222	$21.32	8
560 White Plains Rd., Tarrytown, NY	100%		Fee	1980		4.0	6	124,136	88.1%	$2,595,545	$23.74	21
580 White Plains Rd., Tarrytown, NY	100%		Fee	1977		6.1	6	169,809	64.0%	$2,258,906	$20.79	16
660 White Plains Rd., Tarrytown, NY	100%		Fee	1983		10.9	6	253,283	94.1%	$5,817,516	$24.40	53

Total—Tarrytown Corporate Center						33.4		854,001	86.7%	$16,218,463	$21.91	124

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date)(1)	Year Constructed	Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent(2)	Annual Base Rent Per Leased Sq. Ft.	Number of Tenant Leases

Reckson Executive Park
1 International Dr., Ryebrook, NY	100%	Fee	1983	N/A	3	90,000	100.0%	$1,155,000	$12.83	1
2 International Dr., Ryebrook, NY	100%	Fee	1983	N/A	3	90,000	100.0%	$1,155,000	$12.83	1
3 International Dr., Ryebrook, NY	100%	Fee	1983	N/A	3	91,193	50.9%	$1,118,049	$24.07	3
4 International Dr., Ryebrook, NY	100%	Fee	1986	N/A	3	87,833	92.9%	$2,090,863	$25.61	12
5 International Dr., Ryebrook, NY	100%	Fee	1986	N/A	3	90,000	51.1%	$1,039,920	$22.59	2
6 International Dr., Ryebrook, NY	100%	Fee	1986	N/A	3	95,097	84.1%	$1,996,513	$24.97	9

Total—Reckson Executive Park				44.4		544,123	79.8%	$8,555,345	$19.71	28
Summit at Valhalla
100 Summit Dr., Valhalla, NY	100%	Fee	1988	11.3	4	248,174	87.3%	$5,445,782	$25.13	9
200 Summit Dr., Valhalla, NY	100%	Fee	1990	18.0	4	233,585	99.4%	$6,022,938	$25.95	13
500 Summit Dr., Valhalla, NY	100%	Fee	1986	29.1	4	208,660	100.0%	$5,738,150	$27.50	1

Total—Summit at Valhalla				58.4		690,419	95.2%	$17,206,870	$26.17	23
Mt. Pleasant Corporate Center
115/117 Stevens Ave., Mt. Pleasant, NY	100%	Fee	1984	5.0	3	168,859	91.5%	$3,210,327	$20.77	20

Total—Mt. Pleasant Corporate Center				5.0		168,859	91.5%	$3,210,327	$20.77	20
Stand-alone Westchester Properties
120 White Plains Rd., Tarrytown, NY	51%	Fee	1984	9.7	6	209,822	93.5%	$4,789,430	$24.42	15
80 Grasslands, Elmsford, NY	100%	Fee	1989	4.9	3	87,114	100.0%	$1,862,953	$21.39	5

Total—Stand-alone Westchester Properties				14.6		296,936	95.4%	$6,652,383	$23.49	20
Executive Hill Office Park
100 Executive Dr., Rt. 280 Corridor, NJ	100%	Fee	1978	10.1	3	93,349	98.4%	$1,655,016	$18.02	13
200 Executive Dr., Rt. 280 Corridor, NJ	100%	Fee	1980	8.2	4	106,652	94.0%	$2,092,303	$20.87	12
300 Executive Dr., Rt. 280 Corridor, NJ	100%	Fee	1984	8.7	4	124,777	94.0%	$2,468,825	$21.06	15
10 Rooney Circle, Rt. 280 Corridor, NJ	100%	Fee	1971	5.2	3	70,716	78.9%	$1,401,713	$25.11	2

Total—Executive Hill Office Park				32.2		395,494	92.3%	$7,617,857	$20.86	42
University Square Princeton
100 Campus Dr., Princeton/Rt. 1 Corridor, NJ	100%	Fee	1987	N/A	1	27,888	100.0%	$505,693	$18.13	3
104 Campus Dr., Princeton/Rt. 1 Corridor, NJ	100%	Fee	1987	N/A	1	70,239	87.0%	$1,327,450	$21.71	2
115 Campus Dr., Princeton/Rt. 1 Corridor, NJ	100%	Fee	1987	N/A	1	33,600	100.0%	$834,759	$24.84	1

Total—University Square Princeton				11.0		131,727	93.1%	$2,667,902	$21.76	6
Short Hills Office Park
101 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	1981	9.0	6	191,267	95.7%	$4,522,487	$24.71	6
103 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	1981	6.0	4	123,000	100.0%	$4,182,000	$34.00	1
51 John F Kennedy Parkway, Short Hills, NJ	51%	Fee	1986	11.0	5	250,713	98.7%	$8,769,878	$35.45	20

Total—Short Hills Office Park				26.0		564,980	98.0%	$17,474,365	$31.58	27
Stand-alone New Jersey Properties
99 Cherry Hill Road, Parsippany, NJ	100%	Fee	1982	8.8	3	93,393	65.4%	$1,344,999	$22.03	9
119 Cherry Hill Rd, Parsippany, NJ	100%	Fee	1982	9.3	3	95,179	62.9%	$1,098,635	$18.34	12
44 Whippany Road, Morristown, NJ	100%	Fee	1985	20.0	3	215,037	90.6%	$4,352,380	$22.33	6
One Eagle Rock, Hanover, NJ	100%	Fee	1986	10.4	3	144,587	87.9%	$2,063,073	$16.22	7
3 University Plaza, Hackensack, NJ	100%	Fee	1985	10.6	6	219,796	100.0%	$4,197,401	$19.10	24
1255 Broad St., Clifton, NJ	100%	Fee	1968	11.1	2	193,574	100.0%	$3,173,963	$16.40	6
492 River Rd., Nutley, NJ	100%	Fee	1952	17.3	3	130,009	100.0%	$2,177,651	$16.75	1
3 Giralda Farms, Madison, NJ	100%	Fee	1990	21.0	4	141,000	100.0%	$1,878,869	$13.33	1

Total—Stand-alone NJ Properties				108.5		1,232,575	91.5%	$20,286,970	$18.00	66
Total Suburban Office Properties				558.4		8,752,731	93.0%	$189,393,452	$23.26	747

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date)(1)			Year Constructed	Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent(2)	Annual Base Rent Per Leased Sq. Ft.	Number of Tenant Leases

CBD Office Properties:
Landmark Square
One Landmark Sq., Stamford, CT	100%		Fee		1973	N/A	22	281,186	85.6%	$6,409,187	$26.61	61
Two Landmark Sq., Stamford, CT	100%		Fee		1976	N/A	3	36,889	85.7%	$841,302	$26.61	11
Three Landmark Sq., Stamford, CT	100%		Fee		1978	N/A	6	128,887	95.8%	$2,619,245	$21.22	14
Four Landmark Sq., Stamford, CT	100%		Fee		1977	N/A	5	99,296	79.3%	$1,694,110	$21.51	16
Five Landmark Sq., Stamford, CT	100%		Fee		1976	N/A	3	58,000	100.0%	$313,769	$5.41	12
Six Landmark Sq., Stamford, CT	100%		Fee		1984	N/A	10	167,081	98.9%	$1,767,398	$10.70	5

Total—Landmark Square						7.2		771,339	90.5%	$13,645,013	$19.55	119
Stand-alone Connecticut
1055 Washington Blvd., Stamford, CT	100%	Lease	2090		1987	1.5	10	178,000	60.5%	$3,325,868	$30.87	20
680 Washington Blvd., Stamford, CT	51%		Fee		1989	1.3	11	132,759	100.0%	$4,131,110	$31.12	9
750 Washington Blvd., Stamford, CT	51%		Fee		1989	2.4	11	186,148	96.2%	$4,708,975	$26.31	13

Total—Stand-alone Connecticut						5.2		496,907	84.4%	$12,165,953	$29.00	42
Stand-alone Westchester
360 Hamilton Ave., White Plains, NY	100%		Fee		1977	1.5	12	381,878	96.0%	$9,548,544	$26.05	21
140 Grand St., White Plains, NY	100%		Fee		1991	2.2	9	121,396	96.1%	$3,168,571	$27.17	10

Total—Stand-alone Westchester						3.7		503,274	96.0%	$12,717,115	$26.32	31
New York City Office Properties
120 W. 45th St., New York, NY	100%		Fee		1989	0.4	40	441,140	100.0%	$16,571,503	$37.57	34
100 Wall St., New York, NY	100%		Fee		1969	0.5	29	462,841	92.4%	$14,579,891	$34.10	34
810 Seventh Ave., New York, NY	100%		Fee		1970	0.6	42	690,675	91.5%	$25,183,305	$39.85	35
919 Third Ave., New York, NY	51%		Fee	(5)	1971	1.5	47	1,363,158	100.0%	$59,244,646	$43.46	23
1185 Ave. of the Americas, New York, NY	100%	Lease	2043		1972	1.0	42	1,028,500	98.5%	$40,028,759	$39.52	31
1350 Ave. of the Americas, New York, NY	100%		Fee		1966	0.6	35	547,601	99.4%	$19,329,375	$35.50	71

Total—New York City Office Properties						4.6		4,533,915	97.5%	$174,937,480	$39.57	228
Total CBD Office Properties						20.6		6,305,435	95.5%	$213,465,560	$35.45	420
Total—Office Properties						579.0		15,058,166	94.1%	$402,859,012	$28.44	1,167

(1)	Ground lease expirations assume exercise of renewal options by the Company.
(2)	Represents base rent, net of electric reimbursement, of signed leases at December 31, 2004 adjusted for scheduled contractual increases during the twelve months ending December 31, 2005. Total base rent for these purposes reflects the effect of any lease expirations that occur during the twelve month period ending December 31, 2005. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.
(3)	Year renovated.
(4)	The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.
(5)	There is a ground lease in place on a portion of the land which expires in 2066.

Back to Contents

Industrial/R&D Properties

As of December 31, 2004, the Operating Partnership owned eight industrial/R&D properties that encompass approximately 863,000 rentable square feet. As of December 31, 2004, the industrial/R&D properties were approximately 76.2% leased to 17 tenants.

Developments in Progress

As of December 31, 2004, exclusive of assets classified as held for sale on the Operating Partnership’s balance sheet, the Operating Partnership had invested approximately $21.4 million in developments in progress and approximately $90.6 million relating to 11 parcels of land on which it can, based on current estimates, develop approximately 2.6 million square feet of office space. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

The Option Properties

In connection with the Company’s IPO, the Operating Partnership was granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members own a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one of these properties was sold by the Rechler family members to a third party and four of these properties were acquired by the Operating Partnership.

During November, 2003, in connection with the Company’s sale of its Long Island industrial building portfolio four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties. In return, the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company’s current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option, the Rechler family members paid the Company $1 million in return for the Company’s agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, in exchange for the right to terminate its existing lease at 225 Broadhollow Road eighteen months early, the Company amended the terms of its option to acquire such property by providing certain Rechler family members with customary tax protection in the event the Company were to acquire the property and then dispose of it within five years. This amendment was negotiated and approved by the Independent Directors of the Company.

Back to Contents

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which the Operating Partnership paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years ended 2000 through 2004 for the Operating Partnership’s office and industrial/R&D properties, other than One Orlando Centre in Orlando, Florida:

	2000	2001	2002	2003		Average 2000-2003	2004

Suburban Office Properties
Total	$3,289,116	$4,606,069	$5,283,674	$6,791,336		$4,992,549	$7,034,054
Per Square Foot	$0.33	$0.45	$0.53	$0.67		$0.49	$0.69

NYC Office Properties
Total	$946,718	$1,584,501	$1,939,111	$1,922,209		$ 1,598,135	$2,515,730
Per Square Foot	$0.38	$0.45	$0.56	$0.55		$0.48	$0.56

Industrial Properties
Total	$813,431	$711,666	$1,881,627	$1,218,401	(1)	$1,156,281	$207,028
Per Square Foot	$0.11	$0.11	$0.28	$0.23		$0.18	$0.23

(1) Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial properties which were sold during the period.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which the Operating Partnership committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2000 through 2004 for the Operating Partnership’s consolidated office and industrial / R&D properties, other than One Orlando Centre in Orlando, FL:

	2000	2001	2002		2003		Average 2000-2003	2004(1)	New	Renewal

Long Island Office Properties
Tenant Improvements	$2,853,706	$2,722,457	$1,917,466		$3,774,722		$2,817,088	$4,856,604	$2,770,538	$2,086,066
Per Square Foot Improved	$6.99	$8.47	$7.81		$7.05		$7.58	$8.78	$14.80	$5.70
Leasing Commissions	$2,208,604	$1,444,412	$1,026,970		$2,623,245		$1,825,808	$2,345,325	$1,138,603	$1,206,722
Per Square Foot Leased	$4.96	$4.49	$4.18		$4.90		$4.63	$4.24	$6.08	$3.30

Total Per Square Foot	$11.95	$12.96	$11.99		$11.95		$12.21	$13.02	$20.88	$9.00

Westchester Office Properties
Tenant Improvements	$1,860,027	$2,584,728	$6,391,589	(2)	$3,732,370		$3,642,178	$6,323,134	$5,060,990	$1,262,144
Per Square Foot Improved	$5.72	$5.91	$15.05		$15.98		$10.66	$11.95	$20.68	$4.44
Leasing Commissions	$412,226	$1,263,012	$1,975,850	(2)	$917,487		$1,142,144	$2,671,548	$1,809,237	$862,311
Per Square Foot Leased	$3.00	$2.89	$4.65		$3.93		$3.62	$5.05	$7.39	$3.04

Total Per Square Foot	$8.72	$8.80	$19.70		$19.91		$14.28	$17.00	$28.07	$7.48

Connecticut Office Properties
Tenant Improvements	$385,531	$213,909	$491,435		$588,087		$419,740	$3,051,833	$1,427,314	$1,624,519
Per Square Foot Improved	$4.19	$1.46	$3.81		$8.44		$4.47	$12.71	$26.80	$8.69
Leasing Commissions	$453,435	$209,322	$307,023		$511,360		$370,285	$1,493,664	$408,630	$1,085,034
Per Square Foot Leased	$4.92	$1.43	$2.38		$7.34		$4.02	$6.22	$7.67	$5.81

Total Per Square Foot	$9.11	$2.89	$6.19		$15.78		$8.49	$18.93	$34.47	$14.50

New Jersey Office Properties
Tenant Improvements	$1,580,323	$1,146,385	$2,842,521		$4,327,295		$2,474,131	$1,379,362	$1,193,817	$185,545
Per Square Foot Improved	$6.71	$2.92	$10.76		$11.57		$7.99	$7.12	$17.00	$1.50
Leasing Commissions	$1,031,950	$1,602,962	$1,037,012		$1,892,635		$1,391,140	$832,658	$473,007	$359,651
Per Square Foot Leased	$4.44	$4.08	$3.92		$5.06		$4.38	$4.30	$6.74	$2.91

Total Per Square Foot	$11.15	$7.00	$14.68		$16.63		$12.37	$11.42	$23.74	$4.41

New York City Office Properties
Tenant Improvements	$65,267	$788,930	$4,350,106		$5,810,017	(3)(4)	$2,753,580	$9,809,822	$7,218,849	$2,590,973	(4)(5)
Per Square Foot Improved	$1.79	$15.69	$18.39		$32.84		$ 17.18	$23.21	$28.86	$15.02
Leasing Commissions	$418,185	$1,098,829	$2,019,837		$2,950,330	(3)(4)	$1,621,795	$3,041,141	$1,783,280	$1,257,861	(4)(5)
Per Square Foot Leased	$11.50	$21.86	$8.54		$16.68		$14.64	$7.19	$7.13	$7.29

Total Per Square Foot	$13.29	$37.55	$26.93		$49.52		$31.82	$30.40	$35.99	$22.31

Industrial Properties
Tenant Improvements	$650,216	$1,366,488	$1,850,812		$1,249,200		$1,279,179	$310,522	$157,661	$152,861
Per Square Foot Improved	$0.95	$1.65	$1.97		$2.42		$1.75	$2.27	$1.73	$3.33
Leasing Commissions	$436,506	$354,572	$890,688		$574,256		$564,005	$508,198	$225,539	$282,659
Per Square Foot Leased	$0.64	$0.43	$0.95		$1.11		$0.78	$3.71	$2.48	$6.16

Total Per Square Foot	$1.59	$2.08	$2.92		$3.53		$2.53	$5.98	$4.21	$9.49

(1)	Excludes $3.9 million of deferred leasing costs attributable to space marketed but not yet leased.
(2)
Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(3)	Excludes $15.5 million of tenant improvements and $2.2 million of leasing commissions related to a 121,108 square foot lease to Debevoise & Plimpton with a lease commencement date in 2005.
(4)	2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil & Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004.
(5)
Excludes 86,800 square foot WestPoint Stevens early renewal. There were no tenant improvement or leasing costs associated with this transaction. Also excludes $1.4 million of tenant improvements and $1.2 million of leasing commissions related to a 74,293 square foot lease to Harper Collins Publishers with a lease commencement date in 2006. Also excludes Bank of America retail lease with $0.6 million of tenant improvements and $0.8 million of leasing commissions.

Back to Contents

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

The following table sets forth the Operating Partnership’s components of its paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the years ended December 31, 2004 and 2003 as reported on its Statements of Cash Flows – Investment Activities contained in its consolidated financial statements (in thousands):

	Year Ended December 31,
	2004	2003

Capital expenditures:
Non-incremental	$9,767	$9,931
Incremental	4,190	2,834
Tenant improvements:
Non-incremental	21,610	24,370
Incremental	5,846	6,206

Additions to commercial real estate properties	$41,413	$43,341

Leasing costs:
Non-incremental	$15,491	$12,766
Incremental	9,241	3,320

Payment of deferred leasing costs	$24,732	$16,086

Acquisitions of real property and development costs	$195,608	$64,891

Back to Contents

The following table sets forth the Operating Partnership’s schedule of its top 25 tenants based on base rental revenue as of December 31, 2004:

Tenant Name (1)(2)(3)	Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro-Rata Share of Annualized Base Rental Revenue	Percent of Consolidated Annualized Base Rental Revenue

*Debevoise & Plimpton (3)	17.0	465,420	3.1%	5.3%
King & Spalding (3)	16.5	180,391	2.2%	1.9%
Verizon Communications Inc.	2.2	263,569	1.9%	1.7%
*American Express	8.7	129,818	1.7%	1.6%
*Schulte Roth & Zabel	15.9	279,746	1.6%	2.8%
United Distillers	0.2	137,918	1.6%	1.4%
Amerada Hess Corporation (3)	23.0	127,300	1.5%	1.3%
*Fuji Photo Film USA	7.7	194,984	1.3%	1.2%
D.E. Shaw (3)	9.8	105,295	1.2%	1.1%
*Bank of America/Fleet Bank (3)	4.6	209,480	1.2%	1.1%
*MCI (3)	2.0	244,730	1.2%	1.1%
Dun & Bradstreet Corp.	7.8	123,000	1.1%	1.0%
Arrow Electronics Inc.	9.0	163,762	1.1%	1.0%
Atlantic Mutual Insurance Co., Inc. (4)	0.3	158,157	1.0%	0.9%
T.D. Waterhouse	2.6	103,381	0.9%	0.8%
Westdeutsche Landesbank	11.3	53,000	0.9%	0.8%
North Fork Bank	14.0	126,770	0.9%	0.8%
Practicing Law Institute	9.2	77,500	0.9%	0.8%
Vytra Healthcare	3.0	105,613	0.8%	0.7%
*State Farm	3.8	189,310	0.8%	1.2%
*Banque Nationale De Paris	11.6	145,834	0.8%	1.4%
*Kramer Levin Naftalis & Frankel	0.3	158,144	0.8%	1.4%
Heller Ehrman White	0.4	64,526	0.8%	0.7%
P.R. Newswire Associates	3.4	67,000	0.8%	0.7%
*HQ Global	3.8	126,487	0.7%	0.8%

(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Excludes One Orlando Centre in Orlando, Florida.
(3)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
(4)	Daiichi Pharmaceutical Corporation has signed a long-term lease to take 141,000 square feet at 3 Giralda Farms that is currently leased to Atlantic Mutual Insurance Co.
*	Part or all of space occupied by tenant is in a 51% or more owned joint venture building.

Back to Contents

The following table sets forth the Operating Partnership’s lease expiration table, as adjusted for pre-leased space, at January 1, 2005 for its total portfolio of properties, its office portfolio and its industrial / R&D portfolio:

Total Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Portfolio Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	197	1,466,607	9.2%	9.2%
2006	190	1,696,279	10.7%	19.9%
2007	118	1,303,064	8.1%	28.0%
2008	120	1,062,861	6.7%	34.7%
2009	118	1,240,847	7.8%	42.5%
2010 and thereafter	390	8,032,054	50.5%	93.0%

Total/Weighted Average	1,133	14,801,712	93.0%

Total Portfolio Square Feet		15,921,561

Office Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Office Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	195	1,419,457	9.4%	9.4%
2006	187	1,611,294	10.7%	20.1%
2007	115	1,250,542	8.3%	28.4%
2008	118	1,030,618	6.9%	35.3%
2009	117	1,195,866	7.9%	43.2%
2010 and thereafter	383	7,646,639	50.8%	94.0%

Total/Weighted Average	1,115	14,154,416	94.0%

Total Office Portfolio Square Feet		15,058,166

Industrial/R&D Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	% of Total Industrial/R&D Sq Ft	Cumulative % of Total Portfolio Sq Ft

2005	2	47,150	5.5%	5.5%
2006	3	84,985	9.8%	15.3%
2007	3	52,522	6.1%	21.4%
2008	2	32,243	3.7%	25.1%
2009	1	44,981	5.2%	30.3%
2010 and thereafter	7	385,415	44.7%	75.0%

Total/Weighted Average	18	647,296	75.0%

Total Industrial/R&D Portfolio Square Feet		863,395

Back to Contents

Mortgage Indebtedness

The following table sets forth certain information regarding the mortgage debt of the Operating Partnership, as of December 31, 2004.

Property	Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

	(in thousands)
395 North Service Road, Melville, NY	$18,893	6.45%	October, 2005	$34 per month
200 Summit Lake Drive, Valhalla, NY	18,460	9.25%	January, 2006	25
1350 Avenue of the Americas, NY, NY	73,009	6.52%	June, 2006	30
Landmark Square, Stamford, CT (a)	42,879	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY	16,211	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchell Field, NY (b)	51,795	7.72%	August, 2007	25
810 7th Avenue, NY, NY (d)	79,651	7.73%	August, 2009	25
100 Wall Street, NY, NY (d)	34,516	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	7,099	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	13,450	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	12,250	7.86%	September, 2010	25
919 3rd Avenue, NY, NY (c)	241,305	6.87%	August, 2011	30

Total / Weighted average	$609,518	7.31%

(a)	Encompasses six Class A office properties.
(b)	The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount of the mortgage debt is approximately $31.1 million.
(c)	The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $123.1 million.
(d)	These properties are cross-collateralized.

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property, 520 White Plains Road, Tarrytown, New York. The Operating Partnership’s pro-rata share of the mortgage debt at December 31, 2004 is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership’s share of the mortgage debt will be approximately $6.9 million.

Item 3. Legal Proceedings

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors in the Supreme Court of the State of New York, County of Nassau (Lowinger v. Rechler et al., Index No. 01 4162/03 (9/16/03)), the Supreme Court of the State of New York, County of Suffolk (Steiner v. Rechler et al., Index No. 03 32545 (10/2/03) and Lighter v. Rechler et al., Index No. 03 23593 (10/3/03)), the United States District Court, Eastern District of New York (Tucker v. Rechler et al., Case No. cv 03 4917 (9/26/03), Clinton Charter Township Police and Fire Retirement System v. Rechler et al., Case No. cv 03 5008 (10/1/03) and Teachers’ Retirement System of Louisiana v. Rechler et al., Case No. cv 03 5178 (10/14/03)) and the Circuit Court for Baltimore County (Sekuk Global Enterprises Profit Sharing Plan v. Rechler et al., Civil No. 24-C- 03007496 (10/16/03), Hoffman v. Rechler et al., 24-C-03-007876 (10/27/03) and Chirko v. Rechler et al., 24-C-03-008010 (10/30/03)), relating to the sale of the Long Island Industrial Portfolio to certain members of the Rechler family. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third party auction process and as a result was not for adequate consideration. The Plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties, an injunction against the transaction and damages. On May 25, 2004, the

Back to Contents

Circuit Court for Baltimore City granted the Defendant’s motions to dismiss the three consolidated Maryland actions on the ground that the Plaintiffs in those actions had failed to make a pre- suit demand on the Board of Directors, or to allege facts showing that such a demand would have been futile. Final judgment was entered on June 8, 2004, and on June 30, 2004, the Plaintiffs in the Maryland actions filed a notice of appeal from that judgment to the Maryland Court of Special Appeals. The Company believes that the complaints are without merit.

Except as provided above, the Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any litigation threatened against the Company, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations or business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2004.

Back to Contents

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

There is no established trading market for the Registrant’s common equity. As of March 21, 2005, there were approximately 65 holders of the Registrant’s common equity.

Common units

The following table sets forth, for the periods indicated, the distributions declared by the Operating Partnership for each respective quarter ended.

	Class A Distribution	Class B Distribution (1)	Class C Distribution

March 31, 2003	$.4246	$.6471	—
June 30, 2003	$.4246	$.6471	—
September 30, 2003	$.4246	$.6471	—
December 31, 2003	$.4246	$.6471	$.28	(2)
March 31, 2004	$.4246	—	$.4664
June 30, 2004	$.4246	—	$.4664
September 30, 2004	$.4246	—	$.4664
December 31, 2004	$.4246	—	$.4664

(1)
On November 25, 2003, the Company elected to exchange all of its Class B common stock for an equal number of shares of its common stock. As a result, the Class B common stock ceased trading. In connection with the Company’s exchange of its Class B common stock, the Operating Partnership exchanged its Class B common units held by the Company for an equal number of common units.

(2)	Based on a current annual distribution rate of approximately $1.87 per unit. These OP Units were issued on August 7, 2003.

Item 6.	Selected Financial Data (in thousands except per unit data and property count)

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). During 2004 and 2003, the Operating Partnership classified certain of its properties as held for sale and, in compliance with SFAS No. 144, have reported revenues and expenses from those properties as discontinued operations, net of limited partners’ minority interests, for each period presented in our Annual Report on Form 10-K. This reclassification has no effect on our reported net income (loss) or funds from operations.

Back to Contents

	For the Year Ended December 31,
	2004	2003	2002	2001	2000

Operating Data:
Total revenues	$534,101	$454,325	$441,345	$451,507	$427,216
Total expenses	457,985	404,931	367,461	348,209	324,315

Income before minority interests, preferred distributions, valuation reserves, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate and discontinued operations	76,116	49,394	73,884	103,298	102,901
Minority interests	18,507	16,857	17,653	10,933	7,362
Preferred distributions	12,777	22,360	23,123	23,977	28,012
Redemption charges on Series A preferred units	15,812	—	—	—	—
Valuation reserves on investments in affiliate loans and joint ventures and other investments	—	—	—	166,101	—
Equity in earnings of real estate joint ventures and service companies	603	30	1,113	2,087	4,383
Gain on sales of real estate	—	—	537	20,173	18,669
Discontinued operations (net of minority interests):
Income from discontinued operations	2,636	19,368	21,562	15,510	9,074
Gain on sales of real estate	12,424	126,789	4,895	—	—

Net income (loss) allocable to common unitholders	$44,683	$156,364	$61,215	$(59,943)	$99,653

Per Unit Data:(1)
Net income (loss) per weighted average common unit:
Basic net income (loss)	$.41	$.13	$.47	$(1.35)	$1.09
Gain on sales of real estate	—	—	.01	.28	.28
Discontinued operations	.21	2.34	.37	.22	.13

Common unit	$.62	$2.47	$.85	$(.85)	$1.50

Basic net income (loss)	$—	$.32	$.72	$(1.97)	$1.65
Gain on sales of real estate	—	—	.01	.42	.43
Discontinued operations	—	1.62	.55	.32	.22

Class B common unit	$—	$1.94	$1.28	$(1.23)	$2.30

Basic net income (loss)	$.46	$.04	$—	$—	$—
Gain on sales of real estate	—	—	—	—	—
Discontinued operations	.24	5.70	—	—	—

Class C common unit	$.70	$5.74	$—	$—	$—

Weighted average common units outstanding:
Common units	71,964	55,786	57,059	55,773	50,766
Class B common units	—	8,910	10,122	10,284	10,284
Class C common units	466	188	—	—	—

Cash distributions declared per unit:
Common units	$1.70	$1.70	$1.70	$1.66	$1.53
Class B common units	$—	$2.12	$2.59	$2.55	$2.35
Class C common units	$1.87	$.28	$—	$—	$—

(1)	Based on the weighted average common units outstanding for the period then ended.

Back to Contents

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000

Balance Sheet Data (period end):
Commercial real estate properties, before accumulated depreciation	$3,195,064	$2,689,812	$2,604,542	$2,525,451	$2,429,557
Cash and cash equivalents	25,137	23,013	30,827	121,975	17,843
Total assets	3,171,366	2,750,680	2,912,052	2,998,782	2,999,794
Mortgage notes payable	609,518	721,635	733,761	744,613	722,312
Unsecured credit facility	235,500	169,000	267,000	271,600	216,600
Senior unsecured notes	697,974	499,445	499,305	449,463	449,385
Market value of equity (2)	2,763,734	1,792,895	1,681,372	1,915,587	2,016,390
Total market capitalization including debt (2 and 3)	4,175,060	3,050,142	3,052,818	3,251,599	3,397,204

Other Data:
Funds from operations (4)	$144,990	$134,889	$158,422	$180,743	$168,340
Total square feet (at end of period) (5)	15,922	14,733	20,284	20,611	21,291
Number of properties (at end of period) (5)	87	89	178	182	188

(2)	Based on the market value of the Operating Partnership’s common units, the stated value of the Operating Partnership’s preferred units and the number of units outstanding at the end of the period.
(3)	Debt amount is net of minority partners’ proportionate share of joint venture debt plus the Operating Partnership’s share of unconsolidated joint venture debt.
(4)
Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership presents FFO because it considers it an important supplemental measure of the Operating Partnership’s operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income.

The Operating Partnership computes FFO in accordance with the standards established by NAREIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership’s operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership’s calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies. A reconciliation of FFO to net income allocable to common unitholders, the GAAP measure the Operating Partnership believes to be the most directly comparable, is contained in Item 7 of this Form 10-K.

(5)	Excludes properties under development and 800 North Magnolia Avenue, a 354,000 square foot non-core office building located in Orlando, Florida.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the “Operating Partnership”) and related notes thereto.

Back to Contents

The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in the New York Tri-State area; changes in interest rate levels; changes in the Operating Partnership’s credit ratings; changes in the Operating Partnership’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Operating Partnership by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

Critical Accounting Policies

The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership’s consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

Minimum rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Operating Partnership’s balance sheets. Contractually due but unpaid rents are included in tenant receivables on the Operating Partnership’s balance sheets. Certain lease agreements also provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis. Ancillary and other property related income is recognized in the period earned.

The Operating Partnership makes estimates of the collectibility of its accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Operating Partnership specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for

Back to Contents

doubtful accounts. In addition, when tenants are in bankruptcy, the Operating Partnership makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Operating Partnership’s net income because a higher bad debt reserve results in less net income.

The Operating Partnership incurred approximately $806,000, $1.2 million and $2.3 million of bad debt expense, net of discontinued operations, for the years ended December 31, 2004, 2003 and 2002, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

The Operating Partnership records interest income on investments in notes receivable on the accrual basis of accounting. The Operating Partnership does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Operating Partnership considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

Reckson Construction & Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

The Operating Partnership follows the guidance provided for under the Financing Accounting Standards Board (“FASB”) Statement No. 66 “Accounting for Sales of Real Estate” (“Statement No. 66”), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66, profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as future costs of development and profit are reliably estimated.

Real Estate

Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the term of the related leases.

The Operating Partnership is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Operating Partnership’s net income. Should the Operating Partnership lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Assessment by the Operating Partnership of certain other lease related costs must be made when the Operating Partnership has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

Back to Contents

On July 1, 2001 and January 1, 2002, the Operating Partnership adopted FASB Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership’s net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

In accordance with the provisions of Statement No. 144, and Emerging Issues Task Force (“EITF”) 87-24, the Operating Partnership allocated approximately $7.6 million and $7.3 million of its unsecured interest expense to discontinued operations for the years ended December 31, 2003 and 2002, respectively. EITF 87-24 states that “interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations”. Pursuant to the terms of the Operating Partnership’s unsecured credit facility (the “Credit Facility”), the Operating Partnership was required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties. As such, the Operating Partnership has allocated to discontinued operations the interest expense incurred on the portion of its Credit Facility, which was required to be repaid. In August 2004, the Operating Partnership amended and extended its Credit Facility, whereby such repayment requirement was eliminated.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Operating Partnership is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE

Back to Contents

shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. The Operating Partnership adopted FIN 46R during the period ended March 31, 2004 and has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. The Operating Partnership will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the Operating Partnership’s consolidation policy.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Operating Partnership adopted Statement No. 150 on July 1, 2003, which had no effect on its financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.

Two of the Operating Partnership’s consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, the Operating Partnership has estimated the settlement value of these non-controlling interests at December 31, 2004 to be approximately $145.1 million. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on the Operating Partnership’s consolidated balance sheets, was approximately $110.9 million at December 31, 2004.

Overview and Background

Reckson Operating Partnership, L.P. (The “Operating Partnership”) commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”). The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities. Unless the context requires otherwise, the term Company includes Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and its wholly-owned subsidiaries.

The Operating Partnership is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and to a lesser extent industrial buildings and also owns land for future development (collectively, the “Properties”) located in the New York City tri-state area (the “Tri-State Area”).

The Reckson Group, the predecessor to the Company, was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial/R&D buildings, and also owned undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an initial public offering (the “IPO”), succeeded to the Reckson Group’s real estate business and commenced operations.

The Operating Partnership’s growth strategy is focused on the commercial real estate markets in and around the New York City tri-state area (the “Tri-State Area”). All of the Company’s interests in its real properties, land held for development and investments in notes receivable are held directly or indirectly by, and all of its operations are conducted through, Reckson Operating Partnership, L.P. (the “Operating Partnership”).

Back to Contents

In connection with the Company’s IPO, the Operating Partnership was granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 common units of limited partnership interest in the Operating Partnership (“OP Units”) valued at approximately $8.8 million.

During November, 2003, in connection with the Company’s sale of its Long Island industrial building portfolio, four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties. In return, the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company’s current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In connection with the restructuring of the remaining option, the Rechler family members paid the Company $1 million in return for the Company’s agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, in exchange for the right to terminate its existing lease at 225 Broadhollow Road eighteen months early, the Company amended the terms of its option to acquire such property by providing certain Rechler family members with customary tax protection in the event the Company were to acquire the property and then dispose of it within five years. This amendment was negotiated and approved by the Independent Directors of the Company.

The Operating Partnership conducts its management, leasing and construction related services through the Company’s taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the “Code”). These services are currently provided by Reckson Management Group, Inc. (“RMG”), RANY Management Group, Inc., Reckson Construction and Development LLC (“RCD”), the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). During the year ended December 31, 2004, RCD billed approximately $859,000 of market rate services and RMG billed approximately $280,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $780,000. RMG had also entered into a short-term license agreement at the property for 6,000 square feet of temporary space, which expired in January 2004. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $77,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp and which is scheduled to terminate on September 30, 2006. Base rent of approximately $360,000 was paid by RCD during the nine month period ended December 31, 2004. RCD anticipates it will mitigate this obligation by sub- letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregated costs.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $445,000. Reckson Strategic Venture Partners, LLC (“RSVP”) leased 5,144 square feet in one of the Company’s joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During July 1998, the Company formed Metropolitan Partners, LLC (“Metropolitan”) for the purpose of acquiring Class A office properties in New York City. Currently the Company owns, through Metropolitan and the Operating Partnership, six Class A office properties aggregating approximately 4.6 million square feet.

Back to Contents

During September 2000, the Operating Partnership formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA’s 49% interest in the property located at 275 Broadhollow Road, Melville, NY, for approximately $12.4 million. During April 2004, the Tri-State JV sold 400 Garden City Plaza, Garden City, New York, a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. In addition, during September 2004, the Operating Partnership acquired TIAA’s 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY for approximately $14.9 million. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri- State JV.

On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers’ Retirement Systems (“NYSTRS”) (the “919JV”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day- to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

During November 2003, the Operating Partnership disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the “Disposition”) for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility. During April 2004, the Operating Partnership completed the sale of two of the three properties remaining in connection with the Disposition. The third property, which aggregated $1.3 million of the $315.5 million sales price, has subsequently been excluded from the Disposition and will not be transferred to the Rechler family.

In connection with the Disposition, the employment of Donald Rechler, Roger Rechler, Gregg Rechler and Mitchell Rechler as officers of the Company terminated and Roger Rechler, Gregg Rechler and Mitchell Rechler resigned as members of the Board of Directors. Also, in connection with the Disposition, and with the terminations of employment, the Company incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company’s historical long term incentive program (“LTIP”) were transferred to the entity that acquired the Long Island industrial building portfolio and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 was million paid to the departing Rechler family members in exchange for 127,689 of rights to receive shares of common stock that were granted in 2002. Their rights that were granted in 2003 were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company’s 2003 LTIP, each received 8,681 shares of the Company’s common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, as the Company attained its annual performance measure under the 2003 LTIP in March 2004, these individuals each received 26,041 shares of common stock representing the balance of the annual core award. The remainder of their core awards was forfeited, as was the entire amount of the special outperformance component of the 2003 LTIP. The Company also incurred additional restructuring charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructuring charges of approximately $12.5 million were mitigated by a $972,000 fee received from the departing Rechler family members, related to the termination of the Company’s option to acquire the Remaining Option Properties.

Back to Contents

As of December 31, 2004 the Operating Partnership owned 87 properties (inclusive of eight joint venture properties) in the Tri-State Area Central Business District (“CBD”) and suburban markets, encompassing approximately 15.9 million rentable square feet, all of which are managed by the Operating Partnership. The properties include 17 Class A CBD office properties encompassing approximately 6.3 million rentable square feet. The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 56% of the Operating Partnership’s net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2004. These properties also include 62 Class A suburban office properties encompassing approximately 8.8 million rentable square feet, of which 43 of these properties, or 75% as measured by square footage, are located within the Operating Partnership’s ten office parks. Reckson has historically emphasized the development and acquisition of its suburban office properties in large-scale office parks. The Operating Partnership believes that owning properties in planned office parks provides strategic and synergistic advantages, including the following: (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include eight industrial/R&D properties encompassing approximately 863,000 rentable square feet. The Operating Partnership also owns a 354,000 square foot non-core office property located in Orlando, Florida.

Through its ownership of properties in the key CBD and suburban office markets in the Tri-State Area, the Operating Partnership believes it has a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Subsequent to the events of September 11, 2001, as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. The Operating Partnership believes this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

At December 31, 2004, the Operating Partnership also owned approximately 326 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. During July 2004 the Operating Partnership commenced the ground-up development on one of these parcels of a 277,000 square foot Class A office building with a total anticipated investment of approximately $61.0 million. There can be no assurances that the actual cost of this development will not exceed the anticipated amount. This development is located within the Operating Partnership’s existing 404,000 square foot executive office park in Melville, New York. In addition, one of these parcels, comprising 39.5 acres located in Valhalla, New York, is currently under contract for sale. This sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. Proceeds from such sale will be determined based upon the number of residential units permitted by the rezoning. The zoning approvals and closing is expected to occur during 2006. Another one of these land parcels, comprising 24.7 acres located in Princeton, New Jersey on which the Operating Partnership estimates that 316,000 square feet of office space can be developed, is under contract for sale for approximately $24.6 million and is expected to close within three months. The aggregate cost basis of this parcel was approximately $23.2 million at December 31, 2004. The Operating Partnership is currently evaluating alternative land uses for certain of the other land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2004, the Operating Partnership had invested approximately $112.0 million in these development projects, exclusive of the aforementioned land parcel located in Princeton, New Jersey and inclusive of approximately $8.3 million of costs capitalized during 2004 relating to real estate taxes, interest and other carrying costs. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

Back to Contents

The Operating Partnership holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the “Omni Note”). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the “Mezz Note”). The Mezz Note matures in September 2005 and the borrower has rights to extend its term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding. At December 31, 2004, the Mezz Note had an outstanding balance of approximately $27.6 million and a weighted average interest rate of 13.50% per annum. Such interest rate is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.

On December 20, 2004, the Operating Partnership advanced $34 million under a mezzanine loan agreement to an entity that is controlled by a preferred unit holder in the Operating Partnership (the “NYC Mezz Loan”). The NYC Mezz Loan matures on the earlier of the consummation of the refinancing of the NYC Mezz Loan or December 31, 2005, bears interest at 9% per annum and is secured by certain indirect interests in a 550,000 square foot condominium interest in a Manhattan Class A office tower, other guaranties, pledges and assurances.

As of December 31, 2003, the Operating Partnership also held three other notes receivable, which aggregated $21.5 million and carried interest rates ranging from 10.5% to 12% per annum (the “Other Notes” and collectively with the Omni Note, the Mezz Note and the NYC Mezz Loan, the “Note Receivable Investments”). These notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. During 2004, the minority partner repaid $18.0 million of the Other Notes with $15.5 million in cash and by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million of which $600,000 of the redemption proceeds were applied to outstanding interest charges due from the minority partner and for prepaid interest. As a result, at December 31, 2004, the Other Notes aggregated $3.5 million and carried a weighted average interest rate of 11.57%. The Operating Partnership has agreed to extend the maturity of $2.5 million of the Other Notes through December 1, 2005 and the remaining $1.0 million through January 31, 2010. As of December 31, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership’s Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership’s Note Receivable Investments. Based on these assessments the Operating Partnership’s management believes there is no impairment to the carrying value related to the Operating Partnership’s Note Receivable Investments.

The Operating Partnership’s 354,000 square foot office building located in Orlando, Florida is a non-core real estate holding which was acquired in May 1999 in connection with the Operating Partnership’s initial New York City portfolio acquisition. This property was cross-collateralized under a $99.7 million mortgage note payable along with one of the Operating Partnership’s New York City office buildings. On November 1, 2004, the Operating Partnership exercised its right to prepay this note in its entirety, without penalty.

The Operating Partnership also owns a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in Tarrytown, New York (the “520JV”), which is managed by a wholly owned subsidiary of the Operating Partnership. As of December 31, 2004, the 520JV had total assets of approximately $20.0 million, a mortgage note payable of $11.4 million and other liabilities of $177,000. The Operating Partnership’s allocable share of the 520JV mortgage note payable is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property’s mortgage debt, and material renovations to the property. The Operating Partnership has evaluated the impact of FIN 46R on its accounting for the 520JV and has concluded that the 520JV is not a VIE. The Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership’s proportionate share of the 520JV income was approximately $603,000, $30,000 and $648,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Back to Contents

The Operating Partnership’s core business strategy is based on a long-term outlook considering real estate as a cyclical business. The Operating Partnership seeks to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows the Operating Partnership to recognize different points in the market cycle and adjust our strategy accordingly. Currently, the Operating Partnership remains cautious about the market environment. With this cautious bias we choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

The market capitalization of the Company at December 31, 2004 was approximately $4.2 billion. The Company’s market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $32.81 per share / unit (based on the closing price of the Company’s common stock on December 31, 2004), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $1.4 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners’ interests share of consolidated joint venture debt) of debt outstanding at December 31, 2004. As a result, the Company’s total debt to total market capitalization ratio at December 31, 2004 equaled approximately 33.8%.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”) and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Operating Partnership’s core office and industrial/R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At December 31, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2004, interest accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine’s operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

Back to Contents

FrontLine is in default under the FrontLine Loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Operating Partnership in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan (the “RSVP Secured Loan”). In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP’s remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The RSVP Secured Loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In August 2004, American Campus Communities, Inc. (“ACC”), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering (the “ACC IPO”) of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC as part of the ACC IPO. Proceeds from the ACC IPO were used in part to pay accrued interest on the RSVP Secured Loan and reduce the principal balance down to $30 million. The Operating Partnership through its ownership position in the joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the ACC sale. To date, the Operating Partnership has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court’s approval of a plan of re-organization of FrontLine. At December 31, 2004, RSVP had approximately $20.5 million of cash and cash equivalents net of contractual reserves. There can be no assurances as to the final outcome of such Plan of re-organization.

As a result of the foregoing, the net carrying value of the Operating Partnership’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of December 31, 2004. Such amount has been reflected in investments in affiliate loans and joint ventures on the Operating Partnership’s consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

In November 2004, Concord Associates LLC and Sullivan Resorts LLC, a joint venture approximately 47% owned by RSVP, executed a binding agreement to contribute its Concord and Grossingers resort properties (excluding residential land) to Empire Resorts Inc. (NASDAQ: NYNY)(“Empire”) for consideration of 18 million shares of common stock of Empire and the right to appoint five members of the Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one seat on Empire’s Board. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the

Back to Contents

Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders.

Results of Operations

The following table is a comparison of the results of operations for the year ended December 31, 2004 to the year ended December 31, 2003:

	Year Ended December 31,
			Change
	2004	2003	Dollars	Percent

Property Operating Revenues:
Base rents	$440,953	$371,019	$69,934	18.8%
Tenant escalations and reimbursements	73,862	58,900	14,962	25.4%

Total property operating revenues	$514,815	$429,919	$84,896	19.7%

Property Operating Expenses:
Operating expenses	$124,236	$104,531	$19,705	18.9%
Real estate taxes	84,518	69,486	15,032	21.6%

Total property operating expenses	$208,754	$174,017	$34,737	20.0%

Other Income	$19,286	$24,406	$(5,120)	(21.0)%

Other Expenses:
Interest:
Expense	$98,050	$81,185	$16,865	20.8%
Amortization of deferred financing costs	3,822	3,337	485	14.5%
Marketing, general and administrative	30,879	32,310	(1,431)	(4.4)%

Total other expenses	$132,751	$116,832	$15,919	13.6%

The Operating Partnership’s property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $84.9 million from 2003 to 2004. Property Operating Revenues increased by $64.5 million attributable to newly acquired properties during 2004, $12.6 million resulting from an increase in weighted average occupancies and $700,000 resulting from an increase of straight-line rental revenues in the Operating Partnership’s same store properties. In addition, Property Operating Revenues increased by $6.7 million in termination fees and $2.7 million resulting in the recovery of bad debts previously written off. These increases were offset by $2.3 million decrease in escalations and reimbursements related to the Operating Partnership’s same store properties. This was a result of the modest increase of escalatable operating expenses and new base years for renewing tenants.

The 2004 increase in property operating expenses, real estate taxes and ground rents (“Property Expenses”) of $34.7 million is due to a $4.3 million increase in real estate taxes and a $400,000 increase in operating expenses related to the Operating Partnership’s same store properties. Newly acquired properties in 2004 increased Property Expenses by $30.0 million. Included in the increased operating expenses of $400,000 are increases in utilities, security and ground rent of $720,000, $710,000 and $120,000, respectively. These increases were mitigated by lower costs related to insurance and repairs and maintenance of $760,000 and $390,000, respectively. The increase in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Westchester County, New York, which have experienced severe fiscal budget issues. Increases in utility costs relate to rate increases per energy unit and increases in security relate to the heightened terror alerts in New York City.

Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2004 and 2003 were 59.5%.

Other income decreased by $5.1 million. This decrease is primarily attributable to a gain recognized on the First Data land sale and build-to-suit construction contract of approximately $18.8 million from the 2003 period as compared to a $5.0 million gain recognized in the 2004 period. This decrease was off-set by an

Back to Contents

increase in property tax and utility refunds of approximately $1.9 million, sales proceeds during 2004 related to certain mortgage assignments on two of the Operating Partnership’s New York City properties totaling approximately $3.8 million, income tax refunds related to a Service Company of $1.1 million and an increase in Service Company income of approximately $1.9 million.

Interest expense increased by $16.9 million from 2003 to 2004. This increase is attributable to (i) the net increase of $200 million in the Operating Partnership’s senior unsecured notes used in part to repay outstanding borrowings under the Credit Facility that resulted in additional interest expense of $4.8 million, (ii) $8.0 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004 and (iii) $9.4 million of interest expense which was allocated to discontinued operations during the 2003 period with no such allocation in the 2004 period. This allocation resulted in an increase in interest expense from continuing operations in the 2004 period. These aggregate increases of approximately $22.2 million were mitigated by a decrease in mortgage interest expense of $1.3 million resulting from the satisfaction of two mortgage notes payable during 2004, a decrease in mortgage interest expense of $1.2 million under the Operating Partnership’s same store mortgage portfolio and a decrease of $2.8 million incurred under the Credit Facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Credit Facility was $308.1 million for the 2003 period and $143.9 million for the 2004 period.

Marketing, general and administrative expenses decreased by $1.4 million from 2003 to 2004. This decrease is primarily attributable to the efficiencies the Operating Partnership achieved as a result of the November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company. These cost savings were impacted by the Company’s initiative to comply with the provisions of section 404 of the Sarbanes-Oxley Act of 2002 in the amount of approximately $700,000 with no such costs applicable to the comparative period of 2003. These costs included additional directors and independent accounting and legal fees. Marketing, general and administrative expenses as a percentage of total property operating revenues were 6.0% in 2004 and 7.5% in 2003.

The following table is a comparison of the results of operations for the year ended December 31, 2003 to the year ended December 31, 2002:

	Year Ended December 31,
			Change
	2003	2002	Dollars	Percent

Property Operating Revenues:
Base rents	$371,019	$380,277	$(9,258)	(2.4)%
Tenant escalations and reimbursements	58,900	54,003	4,897	9.1%

Total property operating revenues	$429,919	$434,280	$(4,361)	(1.0)%

Property Operating Expenses:
Operating expenses	$104,531	$94,013	$10,518	11.2%
Real estate taxes	69,486	63,317	6,169	9.7%

Total property operating expenses	$174,017	$157,330	$16,687	10.6%

Other Income	$24,406	$7,065	$17,341	245.4%

Other Expenses:
Interest:
Expense	$81,185	$79,583	$1,602	2.0%
Amortization of deferred financing costs	3,337	7,062	(3,725)	(52.7)%
Marketing, general and administrative	32,310	28,680	3,630	12.7%

Total other expenses	$116,832	$115,325	$1,507	1.3%

The Operating Partnership’s Property Operating Revenues decreased by $4.4 million from 2002 to 2003. The Operating Partnership’s base rents decreased by $9.3 million as a result of a $10.1 million decrease of

Back to Contents

the straight-line rent adjustment of $16.7 million in 2003 as compared to $26.8 million in 2002. The 2003 and 2002 straight-line adjustment includes $6.9 million and $10.9 million respectively, generated from the property located at 919 Third Avenue, New York, NY, which is primarily attributable to rental abatement periods for the three largest tenants. In addition, Property Operating Revenues increased by $6.1 million attributable to lease up of newly developed and redeveloped assets and $7.5 million in built in rent increases for existing tenants in our same store properties. These increases were offset by $3.7 million of revenue attributable to properties that have been sold, including 92 properties in the Long Island industrial building portfolio, $2.7 million in reduced termination fees and $6.4 million of revenue lost due to weighted average occupancy decrease in our same store properties.

The 2003 increase in Property Operating Expenses of $16.7 million is primarily due to a $9.0 million increase in operating expenses and a $6.2 million increase in real estate taxes related to the Company’s same store properties. Development properties going into service increased property expenses by an additional $1.5 million. Included in the $9.0 million increase in operating expenses is $1.7 million and $.5 million of increased insurance and security costs, respectively. Increases in insurance and security costs result primarily from implications of the events that occurred on September 11, 2001. The security cost increases relate primarily to our New York City properties. Also included in the $9.0 million increase are operating expenses of the Operating Partnership’s same store properties, which represent a $4.0 million, increase in repairs and maintenance and a $2.8 million increase in utility costs. Increases in utility costs primarily relates to rate increases per energy unit. Increases in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Nassau County, New York which have experienced severe fiscal budget issues.

Gross Operating Margins for 2003 and 2002 were 59.5% and 63.8%, respectively. The decrease from 2002 to 2003 in gross operating margin percentages resulted primarily from portfolio-wide increases in real estate taxes, utilities and property and liability insurance costs as well as decreases to revenues primarily as a result of decreased portfolio occupancy.

Other income increased by $17.3 million. This increase is primarily attributable to the gain recognized on the First Data land sale and build-to-suit construction contract which commenced during 2003.

Interest expense increased by $1.6 million from 2002 to 2003. This increase was primarily a result of an increase in interest expense of approximately $1.5 million on the Operating Partnership’s $50 million, 6% senior unsecured notes issued in June 2002.

Amortization of deferred financing costs decreased by $3.7 million from 2002 to 2003. This decrease was primarily a result of the Operating Partnership’s adoption of FASB Statement No. 145, “Reporting Gains and Losses from Extinguishment of Debt” which caused the reclassification of approximately $2.6 million of previously reported extraordinary losses during 2002 to amortization of deferred financing costs. The 2002 extraordinary loss was the result of the Operating Partnership’s refinancing its Credit Facility in December 2002 and writing-off the related unamortized deferred loan costs.

Marketing, general and administrative expenses increased by $3.6 million from 2002 to 2003. This increase is primarily due to the increased costs of maintaining offices and infrastructure in each of the Operating Partnership’s five divisional markets. The Company’s business strategy in 2003 was to expand further into the Tri-State Area CBD and suburban office markets, to create a superior franchise value by applying its standards for high quality office space and premier tenant service to its five operating divisions. These efforts were supported by increases in marketing programs and strengthening resources and operating systems which costs are reflected in marketing, general and administrative expenses. Marketing, general and administrative expenses as a percentage of total property operating revenues were 7.5% in 2003 and 6.6% in 2002.

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures of the Operating Partnership. The Operating Partnership expects to meet its short-term liquidity requirements generally through

Back to Contents

Liquidity and Capital Resources

its net cash provided by operating activities along with its Credit Facility described below. The Credit Facility contains several financial covenants with which the Operating Partnership must be in compliance in order to borrow funds thereunder. During recent quarterly periods, the Operating Partnership has incurred significant leasing costs as a result of increased market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated as a result of early terminations of leases. The Operating Partnership is also expending costs on tenants that are renewing or extending their leases earlier than scheduled. The Operating Partnership is currently experiencing high tenanting costs including tenant improvement costs, leasing commissions and free rent in all of its markets. For the years ended December 31, 2004 and 2003, the Operating Partnership paid or accrued approximately $52.2 million and $50.3 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions. As a result of these and/or other operating factors, the Operating Partnership’s cash flow from operating activities was not sufficient to pay 100% of the distributions paid on its common units. To meet the short-term funding requirements relating to these leasing costs, the Operating Partnership has used proceeds of property sales or borrowings under its Credit Facility. Based on the Operating Partnership’s forecasted leasing, it anticipates that it will continue to incur similar shortfalls. The Operating Partnership currently intends to fund any shortfalls with proceeds from non-income producing asset sales or borrowings under its Credit Facility. The Operating Partnership periodically reviews its distribution policy to determine the appropriateness of the Operating Partnership’s distribution rate relative to the Operating Partnership’s cash flows. The Operating Partnership adjusts its distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in its cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that the Operating Partnership will maintain the current quarterly distribution level on its common units.

The Operating Partnership expects to meet most of its financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership. In certain situations, primarily in joint venture transactions, the Operating Partnership used secured debt in connection with the acquisition of properties. During the year ended December 31, 2004, the Company issued approximately $436.2 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Company desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, the Operating Partnership will seek to sell certain land inventory to realize value and profit created. The Operating Partnership will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in the Operating Partnership’s core Tri-State Area markets. However, there can be no assurances that the Operating Partnership will be able to identify such opportunities that meet the Operating Partnership’s underwriting criteria. The Operating Partnership will refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under its credit facility at maturity or retire such debt through the issuance of additional unsecured debt securities or additional equity securities. The Operating Partnership anticipates that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, the Company’s equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet the capital and liquidity requirements of the Operating Partnership in both the short and long-term. The Operating Partnership’s senior unsecured debt is currently rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service. The rating agencies review the ratings assigned to an issuer such as the Operating Partnership on an ongoing basis. Negative changes in the Operating Partnership’s ratings may result in increases in the Operating Partnership’s borrowing costs, including borrowings under its Credit Facility.

The Operating Partnership’s markets are currently experiencing a recovery in the economic cycle. As a result of current economic conditions, we have experienced higher renewal rates and a lower number of lease terminations. Our results reflect decreased vacancy rates in our markets and our asking rents in our markets have stabilized and in some instances trended higher and landlords are still required to grant concessions such as free rent and tenant improvements but at a lower rate than had been experienced in the prior year. Our markets continue to experience higher real estate taxes and utility rates. The Operating Partnership believes

Back to Contents

that trends are moving positively from a landlord’s perspective and that the above average tenant costs relating to leasing are decreasing. This trend is supported by increased occupancy and reduced vacancy rates in all of our markets, by the general economic recovery in the market resulting in job growth and the limited new supply of office space.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance on all of its properties. Six of the Operating Partnership’s properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The Operating Partnership’s current insurance coverage provides for full replacement cost of its properties, including for acts of terrorism up to $500 million on a per occurrence basis, except for one asset which is insured up to $393 million.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of the Operating Partnership’s properties and its ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce the Operating Partnership’s revenues from property rentals.

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

Summary of Cash Flows

Net cash provided by operating activities totaled $172.1 million in 2004, $161.1 million in 2003 and $196.1 million in 2002. Cash provided by operating activities during 2004 is primarily attributable to increased occupancies and leasing in the Operating Partnership’s portfolio and an increase of approximately 1.2 million rentable square feet during 2004 resulting from property acquisitions and the lease up of a development property. The decrease in cash provided by operating activities between 2003 and 2002 was primarily due to a more competitive operating environment in which the Operating Partnership made a limited number of commercial property acquisitions as well as a decrease in market rental rates and lower occupancies in the Operating Partnership’s portfolio.

Net cash used in investing activities totaled $226.9 million in 2004. Net cash provided by investing activities totaled $109.5 million in 2003. Net cash used in investing activities totaled $85.1 million in 2002. Cash flows used in investing activities during 2004 related primarily to the Operating Partnership’s acquisition of five office properties (including one property from its joint venture partner, TIAA) aggregating approximately $160.7 million, ongoing development and improvements to its existing portfolio of properties including related leasing costs of approximately $101.1 million and additional net investments in notes receivable of approximately $31.6 million. These uses of cash were offset by proceeds received from the sale of five commercial properties, certain non-core land holdings and a retail property aggregating approximately $67.3 million. Cash provided by investing activities in 2003 is primarily attributable to proceeds from the sale of the Long Island industrial building portfolio, which was offset by the purchase of assets and investments in developments and commercial real estate properties. Cash flows used in investing activities during 2002 related primarily to the Operating Partnership’s ongoing development of its properties, the acquisition of approximately 52.7 acres of development land located in Valhalla, NY and costs associated with creating tenant space including the payment of leasing costs.

Net cash provided by financing activities totaled $56.9 million in 2004. Net cash used in financing activities totaled $278.2 million in 2003 and $202.2 million in 2002. Cash provided by financing activities in 2004 is primarily attributable to the net issuance of senior unsecured notes in the amount of approximately $200 million, the issuance of common units of approximately $500 million and net advances made under the Credit Facility of $66.5 million. These sources of cash provided by financing activities were offset by the

Back to Contents

repayment of three outstanding mortgage notes payable in the amount of $362.2 million, the repurchases of Series A preferred units of $178.7 million and distributions paid to the Operating Partnership’s equity holders in the amount of $169.7 million. Cash used in financing activities for 2003 primarily resulted from secured debt amortization payments and the repayment of outstanding borrowings on the Credit Facility from proceeds from the sale of the Long Island industrial building portfolio. Cash used in financing activities during 2002 related primarily to the Company’s stock buy-back program and repurchases of its Series A preferred stock aggregating approximately $75.0 million. These uses of cash were offset by the Operating Partnership issuing $50 million of five-year senior unsecured notes.

Investing Activities

In January 2004, the Operating Partnership sold a 104,000 square foot office property, 120 Mineola Boulevard, located on Long Island for approximately $18.5 million. Net proceeds from the sale were used to repay borrowings under the Credit Facility. As a result, the Operating Partnership recorded a net gain of approximately $5.5 million.

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the Credit Facility. The floating rate mortgage and mezzanine debt both matured in August 2004 at which time the Operating Partnership satisfied the outstanding debt through an advance under its Credit Facility along with cash-on-hand. The property is encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings relating to the re-setting of the rent under the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, “Business Combinations”, the Operating Partnership recorded deferred intangible lease income of approximately $35.3 million, representing the net value of acquired above and below market leases. The Operating Partnership also allocated and recorded approximately $21.0 million of assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is being amortized over the remaining terms of the respective leases to rental income which amounted to approximately $7.9 million for the year ended December 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $2.8 million for the year ended December 31, 2004. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration for the condemnation the Operating Partnership initially received approximately $1.8 million. The Operating Partnership’s cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration.

In April 2004, the Operating Partnership, on behalf of the Tri-State JV, sold a 175,000 square foot office building, 400 Garden City Plaza, located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale of two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to acquire the remaining 49% interest in a property from the Operating Partnership’s joint venture partner, TIAA, in September 2004. The disposition of the remaining industrial property, which is subject to certain environmental issues, was conditioned upon the approval of the buyer’s lender, which was not obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

Back to Contents

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, 3 Giralda Farms, located in Madison, NJ for approximately $22.7 million. The Operating Partnership made this acquisition through available cash-on-hand.

During September 2004, the Operating Partnership, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY, from the Operating Partnership’s joint venture partner, TIAA, for approximately $14.9 million. This acquisition was financed, in part, from the proceeds received from the April 2004 sale of two industrial properties and with cash-on-hand. In addition, the Operating Partnership acquired a 215,000 square foot Class A office property, 44 Whippany Road, located in Morristown, New Jersey for approximately $30 million. The Operating Partnership made this acquisition using funds received from the Company’s September 2004 common equity offering, cash-on-hand and the issuance of approximately 34,000 OP Units which were priced at $28.70 per unit.

During September 2004, the Operating Partnership sold a 92,000 square foot industrial property, 500 Saw Mill River Road, located in Westchester County for approximately $7.3 million. In connection with this sale, the Operating Partnership recorded a net gain of approximately $2.3 million.

On October 1, 2004, the Operating Partnership acquired a 260,500 square foot Class A office property, 300 Broadhollow Road, located in Melville, Long Island, for approximately $41.0 million. The Operating Partnership made this acquisition, in part, through an advance under the Credit Facility and with cash-on-hand.

On December 14, 2004, Tri-State JV acquired a parcel of land adjacent to one of its existing properties for approximately $1.1 million. A small commercial building is situated on the property which the Operating Partnership anticipates demolishing. The Tri-State JV made this acquisition with available cash on hand.

On December 15, 2004, the Operating Partnership sold a 3.8 acre parcel of land, zoned for industrial use, located on Long Island for approximately $1.1 million which resulted in a gain to the Operating Partnership of approximately $740,000.

During January 2005, the Operating Partnership acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. The Operating Partnership made these acquisitions through advances under its Credit Facility.

On March 16, 2005 a wholly owned subsidiary of the Operating Partnership advanced (i) $8,031,250 (the “5 Year Mezz Loan”) and (ii) $20,355,625 (the “7 Year Mezz Loan”) under two mezzanine loan agreements. The 5 Year Mezz Loan matures on April 11, 2010, bears interest at 9% per annum and is secured by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. The 7 Year Mezz Loan matures on April 11, 2012, bears interest at 9% per annum and is secured by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. Each of these loans are pre-payable without penalty after 18 months. The Operating Partnership made these investments through a borrowing under the Credit Facility.

Financing and Equity Activities

During 2004, the Operating Partnership paid cash distributions on its common units of approximately $1.70 per share.

In January 2004, the Company exercised its option to redeem 2.0 million shares, or 100% of its outstanding 8.85% Series B Convertible Cumulative Preferred Stock, with a stated value of $50 million, for approximately 1,958,000 shares of its common stock priced at $25.54 per share. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units.

Back to Contents

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership’s 7.4% senior unsecured notes and for general purposes, including the redemption of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (the “Series A preferred stock”).

On September 14, 2004, the Company completed an equity offering of 5.0 million shares of its common stock raising approximately $137.5 million, net of an underwriting discount, or $27.39 per share. Net proceeds received from this transaction were used to redeem the Company’s Series A preferred stock and for general purposes.

During September 2004, in connection with the Operating Partnership’s acquisition of 44 Whippany Road, a Class A office property located in Morristown, New Jersey, it issued approximately 34,000 OP Units to the sellers of the property which were priced at $28.70 per unit.

On December 14, 2004, the Company completed an equity offering of 4.5 million shares of its common stock raising approximately $148.1 million, net of an underwriting discount, or $32.90 per share. Net proceeds from this transaction were used to repay outstanding borrowings under the Credit Facility.

During 2004 and 2003, approximately 2.7 million shares and 59,000 shares, respectively, of the Company’s common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $62.2 million and $1.0 million, respectively. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases were made during the year ended December 31, 2004.

The Company’s Series A preferred stock, aggregating 8,834,500 shares, was redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, was convertible at any time into the Company’s common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased on the open market and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. During July 2004, the Company completed an exchange with a holder of 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. During August 2004, the Company announced the redemption of 2,000,000 shares of its then outstanding shares of Series A preferred stock at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On September 20, 2004, the Company redeemed 1,841,905 of such shares for approximately $47.9 million, including accumulated and unpaid dividends. The remaining 158,095 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred shareholders. During September 2004, the Company announced the redemption of all of its then outstanding shares of Series A preferred stock aggregating 5,343,900 shares at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On October 15, 2004, the Company redeemed 4,965,062 shares of Series A preferred stock for approximately $129.9 million, including accumulated and unpaid dividends. The remaining 378,838 shares of Series A preferred stock were exchanged into common stock of the Company, at the election of the Series A preferred shareholders. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company.

The Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and an annualized distribution of

Back to Contents

$55.60 per unit (the “Preferred Units”). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends, which was applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exercised his rights to exchange them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company’s common stock. In connection with the July 2004 exchange and conversion, the preferred unit holder repaid to the Operating Partnership $15.9 million, including accrued interest, of the amounts owed from the preferred unit holder under the Other Notes. As of December 31, 2004, there remain 1,200 Preferred Units outstanding with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance. The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.

On August 7, 2003, in connection with the Company’s acquisition of 1055 Washington Boulevard, a Class A office property located in Stamford, Connecticut, the Operating Partnership issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company’s common stock.

On November 10, 2003, as partial consideration for the Disposition, the Operating Partnership redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per unit. In addition, during the year ended December 31, 2003, certain other limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company’s common stock.

The Operating Partnership currently maintains its $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2007, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At December 31, 2004, the outstanding borrowings under the Credit Facility aggregated $235.5 million and carried a weighted average interest rate of 3.30% per annum.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $263.3 million subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Company. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Interest on the notes is payable semi-annually on January 15th and July 15th that commenced on July 15, 2004. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized to interest expense over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility and to invest in short-term liquid investments.

Back to Contents

On March 15, 2004, the Operating Partnership repaid $100 million of its 7.4% senior unsecured notes at maturity.

On August 9, 2004, the Operating Partnership borrowed $222.5 million under its Credit Facility and, along with cash-on-hand, paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

On August 13, 2004, the Operating Partnership issued $150 million of 5.875% (5.989% effective yield) senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15th and August 15th, commencing February 15, 2005. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, these instruments were settled and the Operating Partnership received a net benefit of approximately $1.9 million. Such benefit is being amortized over the term of the notes to effectively reduce interest expense. The Operating Partnership used the net proceeds from this offering to repay a portion of the Credit Facility borrowings which were used to satisfy the outstanding mortgage debt on one of the Operating Partnership’s New York City properties.

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City. The Operating Partnership borrowed under its Credit Facility to fund such repayment.

Capitalization

The Company’s indebtedness at December 31, 2004 totaled approximately $1.4 billion (including its share of consolidated and unconsolidated joint venture debt and net of minority partners’ interests share of consolidated joint venture debt) and was comprised of $235.5 million outstanding under the Credit Facility, approximately $698.0 million of senior unsecured notes and approximately $477.9 million of mortgage indebtedness with a weighted average interest rate of approximately 7.42% and a weighted average maturity of approximately 3.9 years. Based on the Company’s total market capitalization of approximately $4.2 billion at December 31, 2004 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Operating Partnership’s preferred units and (iii) the $1.4 billion of debt), the Company’s debt represented approximately 33.8% of its total market capitalization.

On October 16, 2000, the Company’s Board of Directors announced that it adopted a Shareholder Rights Plan designed to protect its shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving its shareholders of the full value of their investment. The Operating Partnership has adopted a similar rights plan (the “Rights Plan”) which would be triggered in the event the Company’s Shareholders Rights Plan is triggered. The Rights Plan was not adopted in response to any known effort to acquire control of the Operating Partnership or the Company.

Back to Contents

Contractual Obligations and Commercial Commitments

The following table sets forth the Operating Partnership’s significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and its commercial commitments by scheduled maturity at December 31, 2004 (in thousands):

	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage notes payable (1)	$12,024	$11,485	$8,835	$7,705	$7,143	$7,049	$54,241
Mortgage notes payable (2) (3)	18,553	129,920	60,535	—	100,254	246,015	555,277
Senior unsecured notes	—	—	200,000	—	200,000	300,000	700,000
Unsecured credit facility	—	—	235,500	—	—	—	235,500
Land lease obligations (4)	3,747	3,891	3,907	3,935	4,020	136,296	155,796
Air rights lease obligations	362	362	362	362	362	3,618	5,428
Operating leases	1,471	1,389	1,038	555	14	—	4,467

	$36,157	$147,047	$510,177	$12,557	$311,793	$692,978	$1,710,709

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
(3)
In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property, 520 White Plains Road, Tarrytown, New York. The Operating Partnership’s pro rata share of the mortgage debt at December 31, 2004 is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership’s share of the mortgage debt will be approximately $6.9 million.

(4)
The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which eleven of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Operating Partnership, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that the Operating Partnership will exercise that option.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

As indicated above, on December 31, 2004, the Operating Partnership had approximately $1.4 billion of debt outstanding. During the years ended December 31, 2004 and 2003, the Operating Partnership incurred interest costs related to its debt, including capitalized interest and amortization of deferred finance costs, of approximately $109.9 million and $101.9 million, respectively. The Operating Partnership’s rental revenues are its principal source of funds along with its net cash provided by operating activities to meet these and future interest obligations.

At December 31, 2004, the Operating Partnership had approximately $1.2 million in outstanding undrawn standby letters of credit issued under the Credit Facility. In addition, approximately $42.9 million, or 7.0%, of the Operating Partnership’s mortgage debt is recourse to the Company.

Other Matters

Seven of the Operating Partnership’s office properties, which were acquired by the issuance of OP Units, are subject to agreements limiting the Operating Partnership’s ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to the Operating Partnership. In the event the Operating Partnership transfers any of these properties prior to the expiration of these limitations, the Operating Partnership may be required to make a payment relating to taxes incurred by the limited partner. These limitations expire between 2011 and 2013.

Back to Contents

Three of the Operating Partnership’s office properties that are held in joint ventures contain certain limitations on transfer. These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

In November 2004, Donald J. Rechler tendered his resignation from the Company’s Board of Directors, including his position as non-executive Chairman, in order to pursue other interests. Also, in November 2004, Scott H. Rechler was appointed Chairman of the Board and the number of directors of the Board was decreased from nine to eight. The Company’s Board currently consists of seven independents, of which four were elected during 2004, and one insider. Mr. Peter Quick serves as the Lead Independent Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director’s compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company’s Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company’s “five or fewer” limitation on the ownership of its common stock so that such limitation may only be used to protect the Company’s REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire and hold at least $100,000 of common stock of the Company excluding equity granted as Board compensation and a policy which requires that at least one independent director be rotated off the Board every three years.

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors violated their fiduciary duties and damages. On May 25, 2004, the Circuit Court for Baltimore City granted the Defendants’ motions to dismiss the three consolidated Maryland actions on the ground that the Plaintiffs in those actions had failed to make a pre-suit demand on the Board of Directors, or to allege facts showing that such a demand would have been futile. Final judgment was entered on June 8, 2004, and on June 30, 2004, the Plaintiffs in the Maryland actions filed a notice of appeal from that judgment to the Maryland Court of Special Appeals. The Company’s management believes that the complaints are without merit.

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $2.1 million and $3.1 million of compensation expense was recorded for the years ended December 31, 2004 and 2003, respectively, related to these LTIP grants. Such amounts have been included in marketing, general and administrative expenses on the Company’s consolidated statements of income.

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million and $5.6 million at December 31, 2004 and December 31, 2003, respectively, and have been

Back to Contents

included as a reduction of general partners’ capital on the Company’s consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2004 and December 31, 2003 amounted to approximately $2.7 million and $2.9 million, respectively, and are included in investments in affiliate loans and joint ventures on the Company’s consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments which began on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of December 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 31,417 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. Approximately $403,000 and $855,000 of compensation expense was recorded for the years ended December 31, 2004 and 2003, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the Company’s consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”). The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”). The aggregate amount payable to such officers from the Special Outperformance Pool is capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%. An officer’s special outperformance award represents an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remains in continuous employment with the Company or any of its affiliates until such date, and the Company has achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum. Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans. The LTIP provides that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards. On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers. During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of the 2003 LTIP.

The Board of Directors has approved an amendment to the 2003 LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other “pure office” companies in order to revise the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core

Back to Contents

component of the 2003 LTIP from the anniversary of the date of grant to December 31st of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

On December 27, 2004, the Operating Partnership entered into definitive agreements with certain executive and senior officers of the Company to revise their incentive awards under the 2003 LTIP. The revised agreements provide for (i) the rescission of the unvested portion of their core awards and (ii) an award in exchange for the rescinded core awards of an equal number of units of a new class of limited partnership interests (“LTIP Units”) of the Operating Partnership.

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of their core awards or to rescind them in exchange for new awards of LTIP Units. Effective December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

The terms of each award of LTIP Units are substantially similar to those of the core awards. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee. However, there are circumstances under which such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, unlike core awards (wherein dividends that accumulate during the 2003 LTIP are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. At the scheduled March 2005 vesting date and assuming the specified performance hurdles are met, officers that received LTIP Units will receive a one-time cash payment that will represent payment of the full amount vested of the accrued unpaid dividends under the core award through the issuance date of the LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

As of December 31, 2004 and giving effect to the settlement of the employment contracts of certain former executive officers and the cancellation by certain executive and senior officers of all or part of their core award to LTIP Units, there remains 258,332 shares of common stock reserved for future issuance under the core award of the 2003 LTIP. With respect to the core award of the 2003 LTIP, the Company recorded approximately $2.8 million and $2.6 million of compensation expense for the years ended December 31, 2004 and December 31, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the Company’s consolidated statements of income. No provision has been made in

Back to Contents

either 2004 or 2003 with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

Off Balance Sheet Arrangements

The Operating Partnership has no off balance sheet arrangements except for its 60% non-controlling interest in the 520 JV and its joint venture interest in RSVP. (for a more detailed description of these arrangements see “Overview and Background” of this Item 7)

Inflation

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The industrial / R&D leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount. The Operating Partnership believes that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above. As a result of the impact of the events of September 11, 2001, the Operating Partnership has realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. The Operating Partnership has included these costs as part of its escalatable expenses and has billed them to its tenants consistent with the terms of the underlying leases and believes they are collectible. To the extent the Operating Partnership’s properties contain vacant space, the Operating Partnership will bear such inflationary increases in expenses.

The Credit Facility and the Mezz Note bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

Funds From Operations

Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Operating Partnership presents FFO because it considers it an important supplemental measure of the Operating Partnership’s operating performance and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income.

The Operating Partnership computes FFO in accordance with the standards established by NAREIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Operating Partnership’s operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, the Operating Partnership’s calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

FFO for the years ended December 31, 2004 and 2003 includes gain from the sales of land and a build-to-suit transaction in the amount of $6.1 million and $18.8 million, respectively. For the year ended December 31, 2002, pursuant to the Operating Partnership’s adoption of FASB Statement No. 145, which addresses reporting for gains and losses from extinguishment of debt, the Operating Partnership has reduced previously reported FFO by approximately $2.6 million related to the write-off of certain deferred loan costs incurred in connection with the Operating Partnership’s refinancing of its debt. These costs were previously recorded as an extraordinary loss and therefore excluded from the Operating Partnership’s calculation of FFO.

Back to Contents

The following table presents the Operating Partnership’s FFO calculation for the years ended December 31 (in thousands):

	2004	2003	2002

Income before minority interests, preferred distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate and discontinued operations	$76,116	$49,394	$73,884
Add:
Equity in earnings of real estate joint ventures and service Companies	603	30	1,113
Gain on sales of real estate	—	—	537
Discontinued operations (net of minority interests) interest)	15,060	146,157	26,457
Less:
Minority partners’ interests in consolidated partnerships	18,507	16,857	17,653
Redemption charges on Series A preferred units	15,812	—	—
Preferred distributions	12,777	22,360	23,123

Net income allocable to common unitholders	44,683	156,364	61,215
Adjustments for basic Funds From Operations
Add:
Real estate depreciation and amortization	107,945	101,435	96,909
Minority partners’ interests in consolidated partnerships	30,427	30,477	30,727

Less:
Gain on sales of depreciable real estate	11,322	126,789	5,433
Amounts distributable to minority partners’ in consolidated partnerships	26,743	26,598	24,996

Basic Funds From Operations	$144,990	$134,889	$158,422

Weighted Average Shares/OP Units outstanding (1)	72,430	64,884	67,180

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

Item 7(A). Quantitative and Qualitative Disclosures about Market Risk

The primary market risk facing the Operating Partnership is interest rate risk on its long-term debt and notes receivable. The Operating Partnership will, when advantageous, hedge its interest rate risk using financial instruments. The Operating Partnership is not subject to foreign currency risk.

The Operating Partnership manages its exposure to interest rate risk on its variable rate indebtedness by borrowing on a short-term basis under its Credit Facility until such time as it is able to retire the short-term variable rate debt with either a long-term fixed rate unsecured debt offering, equity offerings or through sales or partial sales of assets.

The Operating Partnership will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. On March 19, 2004, the Operating Partnership entered into two anticipatory interest rate hedge instruments which were scheduled to coincide with an August 2004 debt maturity, totaling $100 million, to protect itself against potentially rising interest rates. On August 13, 2004, the Operating Partnership issued $150 million of senior unsecured notes due August 15, 2014 and simultaneously settled certain interest rate hedge instruments resulting in a net

Back to Contents

benefit to the Operating Partnership of approximately $1.9 million. Such benefit is being amortized against interest expense over the term of the notes to effectively reduce interest expense.

The fair market value (“FMV”) of the Operating Partnership’s long term debt and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with long term debt and notes receivable of similar risk and duration.

The following table sets forth the Operating Partnership’s long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2004 (dollars in thousands):

	For the Year Ended December 31
	2005	2006	2007	2008	2009	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$30,577	$141,405	$269,370	$7,705	$307,397	$553,064	$1,309,518	$1,399,407
Weighted average interest rate	6.90%	7.38%	7.14%	7.35%	7.73%	6.19%	6.90%
Variable rate	$—	$—	$235,500	$—	$—	$—	$235,500	$235,500
Weighted average interest rate			3.30%				3.30%

(1)	Includes aggregate unamortized issuance discounts of approximately $2.0 million on the senior unsecured notes which are due at maturity.

In addition, the Operating Partnership has assessed the market risk for its variable rate debt, which is based upon LIBOR, and believes that a one percent increase in the LIBOR rate would have an approximate $2.4 million annual increase in interest expense based on $235.5 million of variable rate debt outstanding at December 31, 2004.

The following table sets forth the Operating Partnership’s notes receivable by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2004 (dollars in thousands):

	For the Year Ended December 31
	2005	2006	2007	2008	2009	Thereafter	Total (1)	FMV

Notes receivable:
Fixed rate	$36,500	$—	$16,990	$—	$—	$1,000	$54,490	$55,330
Weighted average interest rate	9.21%		12.00%			10.50%	10.10%

Variable rate	$27,592	$—	$ —	$—	$500	$—	$28,092	$28,092
Weighted average Interest rate	13.50%				3.23%		13.32%

(1)	Excludes interest receivables aggregating approximately $3.3 million.

Item 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company’s executive officers as well as certain other members of senior management with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company

Back to Contents

with the SEC and supports the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. Our Chief Executive Officer and Chief Financial Officer have evaluated, with the participation of the Company’s senior management, our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.     There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting is included in Part IV, item 15(a) of this Form 10-K.

Item 9b. Other information

None.

Back to Contents

PART III

Items 10, 11, 12, 13 and 14.

The Company is the sole managing partner of the Operating Partnership. All of the Company’s business is conducted through the Operating Partnership. As a result, the information required by items 10, 11, 12, 13 and 14 is identical to the information contained in Items 10, 11, 12, 13 and 14 of the Company’s Form 10-K, which incorporates by reference information appearing in the Company’s Proxy Statement furnished to shareholders in connection with the Company’s 2005 Annual Meeting. Such information is incorporated by reference in this Form 10-K.

Back to Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1 and 2) Financial Statement Schedules

The following consolidated financial information is included as a separate section of this annual report on Form 10-K:

Page

Reckson Operating Partnership, L.P.
Management’s Report on Internal Control Over Financial Reporting	64
Reports of Independent Registered Public Accounting Firm	65 - 66
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	67
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002	68
Consolidated Statements of Partners’ Capital for the years ended December 31, 2004, 2003, and 2002	69
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.	70
Notes to Consolidated Financial Statements	71 - 101
Schedule III — Real Estate and Accumulated Depreciation	S-1 - S-6

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes thereto.

(3) Exhibits

Exhibit Number	Filing Reference	Description

3.1	a	Amended and Restated Agreement of Limited Partnership of the Registrant

3.2	e	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest

3.3	e	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest

3.4	e	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest

3.5	e	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest

3.6	h	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest

Back to Contents

Exhibit Number	Filing Reference	Description

3.7	h	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest

3.8	j	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series F Junior Participating Preferred Partnership Units

3.9	r	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest

3.10	k	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest

4.1	f	Form of 7.75% Notes due 2009 of the Registrant

4.2	f	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee

4.3	i	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares

4.4	n	Form of 6.00% Notes due 2007 of the Registrant

4.5	d	Note Purchase Agreement for the Senior Unsecured Notes due 2007

4.6	s	Form of 5.15% Notes due 2011 of the Registrant

4.7	v	Form of 5.875% Notes due 2014 of the Registrant

10.1	d	Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.

10.2	i	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Scott Rechler

10.3	i	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Michael Maturo

10.4	i	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Jason Barnett

10.5	t	Employment and Noncompetition Agreement, dated as of July 16, 2001, between the Company and F.D. Rich

10.6	t	Employment and Noncompetition Agreement, dated as of November 20, 2002, among the Company, Metropolitan Partners LLC and Philip Waterman III

10.7	a	Purchase Option Agreement relating to 225 Broadhollow Road

10.8	q	Amended and Restated 1995 Stock Option Plan

10.9	c	1996 Employee Stock Option Plan

10.10	b	Ground Leases for certain of the properties

10.11	r	Amended and Restated 1997 Stock Option Plan

10.12	d	1998 Stock Option Plan

10.13	i	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Scott Rechler

Back to Contents

Exhibit Number	Filing Reference	Description

10.14	i	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Michael Maturo

10.15	i	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Jason Barnett

10.16	l	Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender

10.17	l	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender

10.18	i	Operating Agreement dated as of September 28, 2000 between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC

10.19	j	Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life Insurance Company

10.20	j	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC

10.21	m	Amended and Restated Operating Agreement of 919 JV LLC

10.22	q	Amended and Restated 2002 Stock Option Plan

10.23	g	Indemnification Agreement, dated as of May 23, 2002, between the Company and Scott H. Rechler*

10.24	o	Second Amended and Restated Credit Agreement, dated as of December 30, 2002, among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.25	o	Form of Guarantee Agreement to the Second Amended and Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.26	o	Form of Promissory Note to the Second Amended and Restated Credit Agreement, between and among the Registrant, the institutions from time to time party thereto as Lenders and JPMorgan Chase Bank, as Administrative Agent

10.27	o	First Amendment to Second Amended and Restated Credit Agreement, dated as of January 24, 2003, among the Registrant, JPMorgan Chase Bank, as Administrative Agent for the institutions from time to time party thereto as Lenders and Key Bank, N.A., as New Lender
10.28	p	Award Agreement, dated November 14, 2002, between the Company and Scott H. Rechler***

10.29	p	Award Agreement, dated March 13, 2003, between the Company and Scott H. Rechler****

10.30	r	Redemption Agreement, dated as of September 10, 2003, by and among the Registrant, Reckson FS Limited Partnership and Rechler Equity Partners I LLC, as transferee

10.31	r	Property Sale Agreement, dated as of September 10, 2003, by and among the Registrant, Reckson FS Limited Partnership, RCG Kennedy Drive LLC and Rechler Equity Partners II LLC

10.32	r	Transition Agreement, dated as of September 10, 2003, by and between the Company, the Registrant and Donald Rechler

Back to Contents

Exhibit Number	Filing Reference	Description

10.33	r	Transition Agreement, dated as of September 10, 2003, by and between the Company, the Registrant and Roger Rechler

10.34	r	Transition Agreement, dated as of September 10, 2003, by and between the Company, the Registrant and Mitchell Rechler

10.35	r	Transition Agreement, dated as of September 10, 2003, by and between the Company, the Registrant and Gregg Rechler

10.36	r	Amendment Agreement, dated as of September 10, 2003, by and between the Company, the Registrant and Scott Rechler

10.37	r	Purchase and Sale Agreement, dated as of November 10, 2003, between Reckson 1185 Avenue of the Americas LLC and 1185 Sixth LLC

10.38	u	Third Amended and Restated Credit Agreement, dated August 6, 2004, between the Registrant, as Borrower, and the Institutions from Time to Time Party Thereto

10.39	g	Amended and Restated Long-Term Incentive Award Agreement, dated as of May 28, 2003, between the Company and Scott H. Rechler**

10.40	k	Form of First Amendment to Amended and Restated Long-Term Incentive Award Agreement

10.41	k	Form of Reckson Associates Realty Corp. Long-Term Incentive Plan OP Unit Award Agreement

10.42	k	Form of Reckson Associates Realty Corp. Change-in-Control Agreement

12.1		Statement of Ratios of Earnings to Fixed Charges

14.1	t	Reckson Associates Realty Corp. Code of Ethics and Business Conduct

21.1		Statement of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (included in Part IV of the Form 10-K)

31.1		Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Rule 13a– 14(a) or Rule 15(d)– 14(a)

31.2		Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Rule 13a–14(a) or Rule 15(d)–14(a)

32.1		Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2		Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(a)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 333-1280) and incorporated herein by reference.
(b)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (No. 33-84324) and incorporated herein by reference.
(c)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on November 25, 1996 and incorporated herein by reference.
(d)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 26, 1998 and incorporated herein by reference.
(e)	Previously filed as an exhibit to the Company’s Form 8-K report filed with the SEC on March 1, 1999 and incorporated herein by reference.

Back to Contents

(f)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with SEC on March 26, 1999 and incorporated herein by reference.
(g)	Previously filed as an exhibit to the Company’s Form 10-K filed on March 14, 2005 and incorporated herein by reference.
(h)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 17, 2000 and incorporated herein by reference.
(i)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on October 17, 2000 and incorporated herein by reference.
(j)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 21, 2001 and incorporated herein by reference.
(k)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on December 29, 2004 and incorporated herein by reference.
(l)	Previously filed as an exhibit to the Registrant’s Form 10-Q filed with the SEC on August 14, 2001 and incorporated herein by reference.
(m)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on January 8, 2002 and incorporated herein by reference.
(n)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on June 18, 2002 and incorporated herein by reference.
(o)	Previously filed as an exhibit to the Registrant’s Current Report on 8-K filed with the SEC on January 27, 2003 and incorporated herein by reference.
(p)	Previously filed as an exhibit to the Company’s Form 10-K filed with the SEC on March 24, 2003 and incorporated herein by reference.
(q)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 13, 2003 and incorporated herein by reference.
(r)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on September 18, 2003 and incorporated herein by reference.
(s)	Previously filed as an exhibit to the Registrant’s Form 8-K filed on January 21, 2004 and incorporated herein by reference.
(t)	Previously filed as an exhibit to the Company’s Form 10-K file with the SEC on March 9, 2004 and incorporated herein by reference.
(u)	Previously filed as an exhibit to the Company’s Form 10-Q filed with the SEC on August 9, 2004 and incorporated herein by reference.
(v)	Previously filed as an exhibit to the Registrant’s Form 8-K filed with the SEC on August 12, 2004 and incorporated herein by reference.
*
Each of Michael Maturo, Jason M. Barnett and Lewis S. Ranieri has entered into an Indemnification Agreement with the Registrant, dated as of May 23, 2002. Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Registrant dated as of May 1, 2002. Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Registrant dated as of February 5, 2004. Elizabeth McCaul has entered into an Indemnification Agreement with the Registrant dated as of February 25, 2004 and John Ruffle has entered into an Indemnification Agreement with the Registrant dated as of March 30, 2004. These Agreements are identical in all material respects to the Indemnification Agreement for Scott H. Rechler incorporated by reference herein.

**
Each of Michael Maturo and Jason M. Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement with the Registrant, dated as of May 28, 2003. These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

***
Michael Maturo has been awarded certain rights to shares of common stock of the Registrant, pursuant to an Award Agreement dated November 14, 2002. This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

****
Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of common stock of the Registrant pursuant to Award Agreements dated March 13, 2003. These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2005.

RECKSON OPERATING PARTNERSHIP, L.P.

By: Reckson Associates Realty Corp.

By: /s/ Scott H. Rechler

Scott H. Rechler,
Chairman of the Board,
Chief Executive Officer, President and Director

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Reckson Associates Realty Corp., the corporate general partner of the Registrant, hereby severally constitute and appoint Scott H. Rechler and Michael Maturo, and each of them singly, our true and lawful attorneys-in-fact with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Form 10-K filed herewith and any and all amendments to said Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Reckson Operating Partnership, L.P. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2005.

Signature	Title

/s/ Scott H. Rechler Scott H. Rechler	Chairman of the Board, Chief Executive Officer, President and Director
/s/ Michael Maturo Michael Maturo	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Peter Quick Peter Quick	Lead Independent Director
/s/ Ronald Menaker Ronald Menaker	Director
/s/ Lewis S. Ranieri Lewis S. Ranieri	Director
/s/ Douglas Crocker III Douglas Crocker III	Director
/s/ John Ruffle John Ruffle	Director
/s/ Stanley Steinberg Stanley Steinberg	Director
/s/ Elizabeth McCaul Elizabeth McCaul	Director

Back to Contents

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Reckson Operating Partnership, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Reckson Operating Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reckson Operating Partnership, L.P.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 22, 2005

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Reckson Operating Partnership, L.P.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Reckson Operating Partnership, L.P. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reckson Operating Partnership, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Reckson Operating Partnership, L.P. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reckson Operating Partnership, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based onthe COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Reckson Operating Partnership, L.P. and our report dated March 22, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 22, 2005

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,

	2004	2003

Assets
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
Land	$401,350	$370,942
Buildings and improvements	2,681,742	2,183,055
Developments in progress:
Land	90,609	89,045
Development costs	21,363	46,770
Furniture, fixtures and equipment	12,083	11,338

	3,207,147	2,701,150
Less accumulated depreciation	(560,307)	(457,492)

Investments in real estate, net of accumulated depreciation	2,646,840	2,243,658

Properties and related assets held for sale, net of accumulated depreciation (Note 6)	56,205	107,340
Investment in a real estate joint venture (Note 6)	6,657	5,904
Investment in notes receivable (Note 6)	85,855	54,986
Cash and cash equivalents	25,137	23,013
Tenant receivables	9,532	11,724
Investments in affiliate loans and joint ventures (Note 8)	65,186	75,544
Deferred rents receivable	132,251	111,267
Prepaid expenses and other assets	63,536	34,005
Contract and land deposits and pre-acquisition costs	121	20,203
Deferred leasing and loan costs, net of accumulated amortization of $67,499 and $55,177, respectively	80,046	63,036

Total Assets	$3,171,366	$2,750,680

Liabilities
Mortgage notes payable (Note 2)	$609,518	$721,635
Liabilities associated with properties held for sale (Note 6)	785	1,874
Unsecured credit facility (Note 3)	235,500	169,000
Senior unsecured notes (Note 4)	697,974	499,445
Accrued expenses and other liabilities	69,736	65,511
Deferred revenues and tenant security deposits (Note 6)	50,373	23,975
Dividends and distributions payable	35,924	28,290

Total Liabilities	1,699,810	1,509,730

Minority partners’ interests in consolidated partnerships	210,678	232,570

Commitments and contingencies (Notes 10 and 13)	—	—

Partners’ Capital (Note 7)
Preferred capital 1,200 and 10,854,162 units outstanding, respectively	1,200	281,690
General Partners’ Capital:
Class A common units, 80,618,339 and 58,275,367 units outstanding, respectively	1,206,447	682,172
Limited Partners’ Capital:
Class A common units, 3,093,341 and 3,084,713 units issued and outstanding, respectively	46,450	38,613
Class C common units, 465,845 units issued and outstanding	6,781	5,905

Total Partners’ Capital	1,260,878	1,008,380

Total Liabilities and Partners’ Capital	$3,171,366	$2,750,680

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except unit amounts)

	For the Year Ended December 31,

	2004	2003	2002

Property operating revenues (Note 10):
Base Rents	$440,953	$371,019	$380,277
Tenant escalations and reimbursements	73,862	58,900	54,003

Total property operating revenues	514,815	429,919	434,280

Operating Expenses:
Property operating expenses	208,754	174,017	157,330
Marketing, general and administrative	30,879	32,310	28,680
Depreciation and amortization	116,480	102,502	94,806

Total operating expenses	356,113	308,829	280,816

Operating income	158,702	121,090	153,464

Non-operating income and expenses:
Interest income on notes receivable (including $1,816, $3,865 and $4,287, respectively from related parties)	7,129	6,568	6,279
Investment and other income (including $0, $0 and $85, respectively from related parties)	12,157	17,838	786
Interest:
Expense	(98,050)	(81,185)	(79,583)
Amortization of deferred financing costs	(3,822)	(3,337)	(7,062)
Restructuring charges – net (Note 7)	—	(11,580)	—

Total non-operating income and expenses	(82,586)	(71,696)	(79,580)

Income before minority interests, preferred distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate and discontinued operations	76,116	49,394	73,884
Minority partners’ interests in consolidated partnerships	(18,507)	(16,857)	(17,653)
Equity in earnings of real estate joint ventures and service companies (including $0, $0 and $465, respectively from related parties)	603	30	1,113
Gain on sales of real estate	—	—	537

Income before discontinued operations and preferred distributions	58,212	32,567	57,881
Discontinued operations (net of minority interests):
Income from discontinued operations	2,636	19,368	21,562
Gain on sales of real estate	12,424	126,789	4,895

Net Income	73,272	178,724	84,338
Preferred distributions	(12,777)	(22,360)	(23,123)
Redemption charges on Series A preferred units	(15,812)	—	—

Net income allocable to common unitholders	$44,683	$156,364	$61,215

Net income allocable to:
Common unit holders	$44,356	$137,996	$48,286
Class B common unit holders	—	17,288	12,929
Class C common unit holders	327	1,080	—

Total	$44,683	$156,364	$61,215

Net income per weighted average common units:
Income from continuing operations	$.41	$.13	$.47
Gain on sales of real estate	—	—	.01
Discontinued operations	.21	2.34	.37

Basic net income per common unit	$.62	$2.47	$.85

Class B common – income from continuing operations	$—	$.32	$.72
Gain on sales of real estate	—	—	.01
Discontinued operations	—	1.62	.55

Basic net income per Class B common unit	$—	$1.94	$1.28

Class C common – income from continuing operations	$.46	$.04	$—
Discontinued operations	.24	5.70	—

Basic net income per Class C common unit	$.70	$5.74	$—

Weighted average common units outstanding:
Common units	71,964,000	55,786,000	57,059,000
Class B common units	—	8,910,000	10,122,000
Class C common units	466,000	188,000	—

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(in thousands)

	General Partners’ Capital			Limited Partners’ Capital

	Preferred Capital	Class B Common units	Class A Common units	Class A Common units	Class C Common units	Total Partners’ Capital

Balance January 1, 2002	$301,573	$231,428	$551,417	$81,887	$—	$1,166,305
Net income	—	12,929	41,604	6,682	—	61,215
Contributions	—	—	26,227	2,473	—	28,700
Distributions	—	(26,250)	(84,365)	(12,449)	—	(123,064)
Retirement/redemption of units (Note 7)	(19,883)	(8,432)	(56,762)	(7,173)	—	(92,250)

Balance December 31, 2002	281,690	209,675	478,121	71,420	—	1,040,906
Net income	—	17,288	124,966	13,030	1,080	156,364
Contributions	—	—	17,602	—	—	17,602
Issuance of units	—	—	203,833	6,008	5,172	215,013
Distributions	—	(23,130)	(83,367)	(11,656)	(347)	(118,500)
Retirement / redemption of units (Note 7)	—	(203,833)	(58,983)	(40,189)	—	(303,005)

Balance December 31, 2003	281,690	—	682,172	38,613	5,905	1,008,380
Net income	—	—	42,380	1,976	327	44,683
Contributions	—	—	486,295	13,927	2,095	502,317
Distributions	—	—	(123,994)	(5,269)	(869)	(130,132)
Issuance of units	—	—	119,594	16,521	—	136,115
Retirement/redemption of units (Note 7)	(280,490)	—	—	(19,318)	(677)	(300,485)

Balance December 31, 2004	$1,200	$—	$1,206,447	$46,450	$6,781	$1,260,878

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2004	2003	2002

Cash Flows From Operating Activities:
Net Income	$73,272	$178,724	$84,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	121,285	116,633	112,341
Write-off of deferred loan costs	—	—	2,602
Minority partners’ interests in consolidated partnerships	21,040	17,972	18,730
Gain on sales of real estate	(14,787)	(126,789)	(4,804)
Equity in earnings of a real estate joint venture and service companies	(908)	(30)	(1,113)
Changes in operating assets and liabilities:
Deferred rents receivable	(20,984)	(6,444)	(26,277)
Prepaid expenses and other assets	(12,734)	(5,225)	4,354
Tenant and affiliate receivables	2,192	1,919	(4,417)
Accrued expenses and other liabilities	3,711	(15,638)	10,346

Net cash provided by operating activities	172,087	161,122	196,100

Cash Flows From Investment Activities:
Purchases of commercial real estate properties	(160,695)	(40,500)	—
Increase in contract and land deposits and pre-acquisition costs	—	(20,000)	—
Additions to notes receivable	(49,500)	(15,000)	—
Repayments of notes receivable	17,908	—	—
Additions to developments in progress	(34,913)	(24,391)	(41,896)
Additions to commercial real estate properties	(41,413)	(43,341)	(48,052)
Payment of deferred leasing costs	(24,732)	(16,086)	(16,414)
Distributions from (contributions to) investments in a real estate joint venture	(150)	243	276
Acquisition of controlling interests in service companies	—	—	(122)
Additions to furniture, fixtures and equipment	(636)	(196)	(2,414)
Proceeds from redemption of preferred securities	—	—	1,528
Proceeds from sales of real estate	67,259	268,757	22,022

Net cash (used in) provided by investing activities	(226,872)	109,486	(85,072)

Cash Flows From Financing Activities:
Principal payments on secured borrowings	(362,117)	(12,300)	(11,065)
Proceeds from issuance of senior unsecured notes, net of issuance costs	298,529	—	49,432
Repayment of senior unsecured notes	(100,000)	—	—
Payment of loan and equity issuance costs	(5,249)	(156)	(1,568)
Distribution from affiliate joint venture	10,603	—	—
Proceeds from unsecured credit facility	627,998	132,000	158,000
Principal payments on unsecured credit facility	(561,498)	(230,000)	(162,600)
Repurchases and redemption of common and preferred units	(178,738)	(4,538)	(74,692)
Contributions	497,090	1,028	6,310
Contributions by minority partners in consolidated partnerships	—	—	1,343
Distributions to minority partners in consolidated partnerships	(34,281)	(22,189)	(20,051)
Distributions	(135,428)	(142,016)	(147,334)

Net cash provided by (used in) financing activities	56,909	(278,171)	(202,225)

Net increase (decrease) in cash and cash equivalents	2,124	(7,563)	(91,197)
Cash and cash equivalents at beginning of period	23,013	30,576	121,773

Cash and cash equivalents at end of period	$25,137	$23,013	$30,576

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, including interest capitalized	$102,259	$ 97,644	$ 98,083

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1. Description of Business and Significant Accounting Policies

Description of Business

Reckson Operating Partnership, L.P. (The “Operating Partnership”) commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”). The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities. Unless the context requires otherwise, the term Company includes Reckson Associates Realty Corp., Reckson Operating Partnership, L.P. and its wholly-owned subsidiaries.

The Operating Partnership is engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and to a lesser extent industrial buildings and also owns land for future development (collectively, the “Properties”) located in the New York City tri-state area (the “Tri-State Area”).

Organization and Formation of the Company

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an Initial Public Offering (the “IPO”) and commenced operations.

The Company became the sole general partner of Reckson Operating Partnership, L.P. (the “Operating Partnership”) by contributing substantially all of the net proceeds of the IPO, in exchange for an approximate 73% interest in the Operating Partnership. All Properties acquired by the Company are held by or through the Operating Partnership. In conjunction with the IPO, the Operating Partnership executed various option and purchase agreements whereby it issued common units of limited partnership interest in the Operating Partnership (“OP Units”) to certain continuing investors and assumed certain indebtedness in exchange for (i) interests in certain property partnerships, (ii) fee simple and leasehold interests in properties and development land, (iii) certain other business assets and (iv) interests in Reckson Management Group, Inc. and Reckson Construction Group Inc. The Company’s ownership percentage in the Operating Partnership was approximately 95.7% and 94.2% at December 31, 2004 and 2003, respectively.

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and the Service Companies (as defined below) at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership also has an investment in a real estate joint venture where it owns less than a controlling interest. Such investment is reflected in the accompanying financial statements on the equity method of accounting. The service companies which provided management, development and construction services to the Company and the Operating Partnership are Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

1. Description of Business and Significant Accounting Policies — (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results could differ from those estimates.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense, net of discontinued operations, for each of the three years ended December 31, 2004 amounted to approximately $80.5 million, $62.2 million and $64.9 million, respectively.

The Operating Partnership is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Operating Partnership’s net income. Should the Operating Partnership lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

Assessment by the Operating Partnership of certain other lease related costs must be made when the Operating Partnership has a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

Long Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

The Operating Partnership is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Operating Partnership’s net income, because recognizing an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, the Operating Partnership has adopted Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”. Statement No. 144 did not have an impact on net income allocable to common shareholders. Statement No. 144 only impacts the presentation of the results of operations and gain on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

1. Description of Business and Significant Accounting Policies — (Continued)

In accordance with the provisions of Statement No. 144, and Emerging Issues Task Force (“EITF”) 87-24, the Operating Partnership allocated approximately $7.6 million and $7.3 million of its unsecured interest expense to discontinued operations for the years ended December 31, 2003 and 2002, respectively. EITF 87-24 states that “interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations”. Pursuant to the terms of the Operating Partnership’s unsecured credit facility (the “Credit Facility”), the Operating Partnership was required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties. As such, the Operating Partnership has allocated to discontinued operations the interest expense incurred on the portion of its Credit Facility, which was required to be repaid. In August 2004, the Operating Partnership amended and extended its Credit Facility, whereby such repayment requirement was eliminated.

On July 1, 2001 and January 1, 2002, the Operating Partnership adopted FASB Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Tenant’s lease security deposits aggregating approximately $4.5 million and $4.9 million at December 31, 2004 and 2003, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

Deferred Costs

Tenant leasing commissions and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. In addition, loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

Costs incurred in connection with equity offerings are charged to stockholders’ equity when incurred.

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

1. Description of Business and Significant Accounting Policies — (Continued)

Revenue Recognition & Accounts Receivable

Minimum rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements also provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis. Ancillary and other property related income is recognized in the period earned.

The Operating Partnership makes estimates of the collectibility of its accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income. The Operating Partnership specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy, the Operating Partnership makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims can exceed a year. These estimates have a direct impact on the Operating Partnership’s net income because a higher bad debt reserve results in less net income.

The Operating Partnership incurred approximately $806,000, $1.2 million and $2.3 million of bad debt expense, net of discontinued operations, for the years ended December 31, 2004, 2003 and 2002, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

The Operating Partnership records interest income on investments in notes receivable on the accrual basis of accounting. The Operating Partnership does not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors the Operating Partnership considers in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

Reckson Construction & Development LLC, the successor to Reckson Construction Group, Inc., and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and the Operating Partnership having no substantial continuing involvement with the buyer.

The Operating Partnership follows the guidance provided for under FASB Statement No. 66 “Accounting for Sales of Real Estate” (“Statement No. 66”), which provides guidance on sales contracts that are accompanied by agreements which require the seller to develop the property in the future. Under Statement No. 66, profit is recognized and allocated to the sale of the land and the later development or construction work on the basis of estimated costs of each activity; the same rate of profit is attributed to each activity. As a result, profits are recognized and reflected over the improvement period on the basis of costs incurred (including land) as a percentage of total costs estimated to be incurred. The Operating Partnership uses the percentage of completion method, as future costs of development and profit are reliably estimated.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

1. Description of Business and Significant Accounting Policies — (Continued)

Derivative Instruments

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires the Operating Partnership to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Extinguishment of Debt

In April 2002, the FASB issued Statement No. 145, (“Statement No. 145”), which rescinded Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Operating Partnership adopted Statement No. 145 on January 1, 2003. As a result of the adoption of Statement No. 145, a previously reported extraordinary loss resulting from the write-off of certain deferred loan costs related to a debt refinancing reported in 2002 has been reclassed to interest expense on the accompanying consolidated statements of income. Such amount totaled approximately $2.6 million. The adoption of Statement No. 145 did not have an impact on net income allocable to common unitholders. Statement No. 145 only impacts the presentation of the results of operations within the consolidated statements of income.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Operating Partnership adopted FIN 45 on January 1, 2003. The adoption of this interpretation did not have a material effect on the results of operations or the financial position of the Operating Partnership.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Operating Partnership is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

1. Description of Business and Significant Accounting Policies — (Continued)

VIEs created before February 1, 2003, which were non-special purpose entities. The Operating Partnership adopted FIN 46R during the period ended March 31, 2004 and has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. The Operating Partnership will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in the Operating Partnership’s consolidation policy.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Operating Partnership adopted Statement No. 150 on July 1, 2003, which had no effect on its financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.

Two of the Operating Partnership’s consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, the Operating Partnership has estimated the settlement value of these non-controlling interests at December 31, 2004 to be approximately $145.1 million. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on the Operating Partnership’s consolidated balance sheets, was approximately $110.9 million at December 31, 2004.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Mortgage Notes Payable

At December 31, 2004, there were 12 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $609.5 million. These mortgage notes are secured by properties with an aggregate carrying value at December 31, 2004 of approximately $1.2 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $42.9 million of the $609.5 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 6.45% to 9.25%, and mature between 2005 and 2011. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2004, 2003 and 2002 were approximately 7.3%, 7.2%, and 7.3%, respectively. Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and/or the Company.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

2. Mortgage Notes Payable — (Continued)

The following table sets forth the Operating Partnership’s mortgage notes payable at December 31, 2004, by scheduled maturity date (dollars in thousands):

Property	Principal Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

395 North Service Road, Melville, NY	$18,893	6.45%	October, 2005	$34 per month
200 Summit Lake Drive, Valhalla, NY	18,460	9.25%	January, 2006	25
1350 Avenue of the Americas, NY, NY	73,009	6.52%	June, 2006	30
Landmark Square, Stamford, CT (a)	42,879	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY	16,211	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY (b)	51,795	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY (d)	79,651	7.73%	August, 2009	25
100 Wall Street, NY, NY (d)	34,516	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	7,099	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	13,450	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	12,250	7.86%	September, 2010	25
919 Third Avenue, NY, NY (c)	241,305	6.87%	August, 2011	30

Total/Weighted average	$609,518	7.31%

(a)	Encompasses six Class A office properties.
(b)	The Operating Partnership has a 60% general partnership interest in this property and its proportionate share of the aggregate principal amount is approximately $31.1 million.
(c)	The Operating Partnership has a 51% membership interest in this property and its proportionate share of the aggregate principal amount is approximately $123.1 million.
(d)	These properties are cross-collateralized.

In addition, the Operating Partnership has a 60% interest in an unconsolidated joint venture property, 520 White Plains Road, Tarrytown, New York. The Operating Partnership’s pro rata share of the mortgage debt at December 31, 2004 is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005 at which time the Operating Partnership’s share of the mortgage debt will be approximately $6.9 million.

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2004, are as follows (in thousands):

	Scheduled Principal	Due at Maturity	Total

2005	$12,024	$18,553	$30,577
2006	11,485	129,920	141,405
2007	8,835	60,535	69,370
2008	7,705	—	7,705
2009	7,143	100,254	107,397
Thereafter	7,049	246,015	253,064

	$54,241	$555,277	$609,518

On August 9, 2004, the Operating Partnership borrowed $222.5 million under its Credit Facility and, along with cash-on-hand, paid off the $250 million balance of the mortgage debt on the property located at 1185 Avenue of the Americas in New York City.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

2. Mortgage Notes Payable — (Continued)

On November 1, 2004, the Operating Partnership exercised its right to prepay the outstanding mortgage debt of approximately $99.6 million, without penalty, on the properties located at One Orlando Center in Orlando, Florida and 120 West 45th Street in New York City. The Operating Partnership borrowed under its Credit Facility to fund such repayment.

3. Unsecured Credit Facility

The Operating Partnership currently maintains its $500 million Credit Facility from JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2007, contains options for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, increasing the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility are currently priced off LIBOR plus 90 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At December 31, 2004, the outstanding borrowings under the Credit Facility aggregated $235.5 million and carried a weighted average interest rate of 3.30% per annum.

The Operating Partnership utilizes the Credit Facility primarily to finance real estate investments, fund its real estate development activities and for working capital purposes. At December 31, 2004, the Operating Partnership had availability under the Credit Facility to borrow approximately an additional $263.3 million, subject to compliance with certain financial covenants. Such amount is net of approximately $1.2 million in outstanding undrawn standby letters of credit, which are issued under the Credit Facility.

The Operating Partnership capitalized interest incurred on borrowings to fund certain development projects in the amount of $8.1 million, $8.0 million and $8.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on indebtedness of the Company. As a result, the Operating Partnership maintains certain outstanding balances on its Credit Facility.

4. Senior Unsecured Notes

On January 22, 2004, the Operating Partnership issued $150 million of seven-year 5.15% (5.196% effective rate) senior unsecured notes. Interest on the notes is payable semi-annually on January 15th and July 15th that commenced on July 15, 2004. Prior to the issuance of these notes the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued the Operating Partnership incurred a net cost of approximately $980,000 to settle these instruments. Such costs are being amortized to interest expense over the term of the notes. Net proceeds of approximately $148 million received from this issuance were used to repay outstanding borrowings under the Credit Facility.

On March 15, 2004, the Operating Partnership repaid $100 million of its 7.4% senior unsecured notes at maturity.

On August 13, 2004, the Operating Partnership issued $150 million of 5.875% (5.989% effective yield) senior unsecured notes due August 15, 2014. Interest on the notes will be payable semi-annually on February 15th and August 15th, commencing February 15, 2005. Prior to the issuance of these notes, the Operating Partnership entered into several anticipatory interest rate hedge instruments to protect itself against potentially rising interest rates. At the time the notes were issued, these instruments were settled and the Operating Partnership received a net benefit of approximately $1.9 million. Such benefit is being amortized over the

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

4. Senior Unsecured Notes — (Continued)

term of the notes to effectively reduce interest expense. The Operating Partnership used the net proceeds from this offering to repay a portion of the Credit Facility borrowings which were used to satisfy the outstanding mortgage debt on one of the Operating Partnership’s New York City properties.

As of December 31, 2004, the Operating Partnership had outstanding approximately $698.0 million (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity

June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014

	$700,000

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $2.5 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate.

5. Land Leases, Air Rights and Operating Leases

The Operating Partnership leases, pursuant to noncancellable operating leases, the land on which eleven of its buildings were constructed. The leases, certain of which contain renewal options at the direction of the Operating Partnership, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that the Operating Partnership will exercise that option. Excess of amounts recognized over amounts contractually due are reflected as a deferred ground rent liability and included in accrued expenses and other liabilities on the accompanying balance sheets.

The Operating Partnership’s building at 1185 Avenue of the Americas in New York City that was acquired in January 2004 is subject to a ground lease. The terms of the ground lease provide for an adjustment to the ground rent payable commencing on December 1, 2005 which thereafter will remain constant for the balance of the lease term. The determination of the reset ground rent is subject to an arbitration process, which has commenced, between the landlord and the Operating Partnership. The reset annual ground rent will be the greater of $825,000 or 7% of the fair market value of the parcel on which the property is located as if vacant and unimproved with development rights for approximately 415,000 square feet. There can be no assurances as to the outcome of the arbitration process.

Amounts recognized as deferred ground rent liabilities aggregated approximately $7.5 million and $3.2 million at December 31, 2004 and 2003, respectively.

In addition, the Operating Partnership, through the acquisition of certain properties, is subject to two air rights lease agreements. These lease agreements have terms expiring in 2044 and 2048, including renewal options.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

5. Land Leases, Air Rights and Operating Leases — (Continued)

Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space. These operating leases expire during 2008 and 2009. In addition, there is a termination option on one of the management office space leases which allows Reckson Management Group, Inc. to terminate its lease at any time after August 1, 2005 without penalty.

Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Land Leases	Air Rights	Operating Leases

2005	$3,747	$362	$1,471
2006	3,891	362	1,389
2007	3,907	362	1,038
2008	3,935	362	555
2009	4,020	362	14
Thereafter	136,296	3,618	—

	$155,796	$5,428	$4,467

Amounts contractually due and expensed under the Operating Partnership’s land leases, air rights and operating leases for each of the three years ended December 31, 2004, 2003 and 2002 amounted to $5.4 million, $4.8 million and $3.5 million, respectively.

6. Commercial Real Estate Investments

As of December 31, 2004, the Operating Partnership owned and operated 79 office properties (inclusive of eight office properties owned through joint ventures) comprising approximately 15.1 million square feet and eight industrial/R&D properties comprising approximately 863,000 square feet located in the Tri-State Area.

At December 31, 2004, the Operating Partnership also owns approximately 326 acres of land in 12 separate parcels of which the Operating Partnership can, based on current estimates, develop approximately 3.0 million square feet of office space. During July 2004 the Operating Partnership commenced the ground-up development on one of these parcels of a 277,000 square foot Class A office building. This development is located within the Operating Partnership’s existing 404,000 square foot executive office park in Melville, New York. In addition, one of these parcels, comprising 39.5 acres located in Valhalla, New York, is currently under contract for sale. This sale is contingent upon obtaining zoning for residential use of the land and other customary approvals. Proceeds from such sale will be determined based upon the number of residential units permitted by the rezoning. The zoning approvals and closing is expected to occur during 2006. Another one of these land parcels, comprising 24.7 acres located in Princeton, New Jersey on which the Operating Partnership estimates that 316,000 square feet of office space can be developed, is under contract for sale for approximately $24.6 million and is expected to close within three months. The aggregate cost basis of this parcel was approximately $23.2 million at December 31, 2004. The Operating Partnership is currently evaluating alternative land uses for certain of the other land holdings to realize the highest economic value. These alternatives may include rezoning certain land parcels from commercial to residential for potential disposition. As of December 31, 2004, the Operating Partnership had invested approximately $112.0 million in these development projects, exclusive of the aforementioned land parcel located in Princeton, New Jersey and inclusive of approximately $8.3 million of costs capitalized during 2004 relating to real estate taxes, interest and other carrying costs. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

6. Commercial Real Estate Investments — (Continued)

The Operating Partnership holds a $17.0 million note receivable, which bears interest at 12% per annum and is secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, New York (the “Omni Note”). The Operating Partnership currently owns a 60% majority partnership interest in Omni Partners, L.P. and on March 14, 2007 may exercise an option to acquire the remaining 40% interest for a price based on 90% of the fair market value of the property. The Operating Partnership also holds a $30 million junior mezzanine loan which is secured by a pledge of an indirect ownership interest of an entity which owns the ground leasehold estate under a 1.1 million square foot office complex located on Long Island, New York (the “Mezz Note”). The Mezz Note matures in September 2005 and the borrower has rights to extend its term for three additional one-year periods and, under certain circumstances, prepay amounts outstanding. At December 31, 2004, the Mezz Note had an outstanding balance of approximately $27.6 million and a weighted average interest rate of 13.50% per annum. Such interest rate is based on a spread over LIBOR, with a LIBOR floor of 1.63% per annum.

On December 20, 2004, the Operating Partnership advanced $34 million under a mezzanine loan agreement to an entity that is controlled by a preferred unit holder in the Operating Partnership (the “NYC Mezz Loan”). The NYC Mezz Loan matures on the earlier of the consummation of the refinancing of the NYC Mezz Loan or December 31, 2005, bears interest at 9% per annum and is secured by certain indirect interests in a 550,000 square foot condominium interest in a Manhattan Class A office tower, other guaranties, pledges and assurances.

As of December 31, 2003, the Operating Partnership also held three other notes receivable, which aggregated $21.5 million and carried interest rates ranging from 10.5% to 12% per annum (the “Other Notes” and collectively with the Omni Note, the Mezz Note and the NYC Mezz Loan, the “Note Receivable Investments”). These notes are secured in part by a minority partner’s preferred unit interest in the Operating Partnership, an interest in real property and a personal guarantee. During 2004, the minority partner repaid $18.0 million of the Other Notes with $15.5 million in cash and by the minority partner exchanging, and the Operating Partnership redeeming, approximately 3,081 preferred units. The preferred units were redeemed at a par value of $3.1 million of which $600,000 of the redemption proceeds were applied to outstanding interest charges due from the minority partner and for prepaid interest. As a result, at December 31, 2004, the Other Notes aggregated $3.5 million and carried a weighted average interest rate of 11.57%. The Operating Partnership has agreed to extend the maturity of $2.5 million of the Other Notes through December 1, 2005 and the remaining $1.0 million through January 31, 2010. As of December 31, 2004, management has made subjective assessments as to the underlying security value on the Operating Partnership’s Note Receivable Investments. These assessments indicate an excess of market value over the carrying value related to the Operating Partnership’s Note Receivable Investments. Based on these assessments the Operating Partnership’s management believes there is no impairment to the carrying value related to the Operating Partnership’s Note Receivable Investments.

The Operating Partnership also owns a 354,000 square foot office building in Orlando, Florida. This non-core real estate holding was acquired in May 1999 in connection with the Operating Partnership’s initial New York City portfolio acquisition. This property was cross-collateralized under a $99.7 million mortgage note payable along with one of the Operating Partnership’s New York City office buildings. On November 1, 2004, the Operating Partnership exercised its right to prepay this note in its entirety, without penalty.

The Operating Partnership also owns a 60% interest in a 172,000 square foot office building located at 520 White Plains Road in Tarrytown, New York (the “520JV”), which is managed by a wholly owned subsidiary of the Operating Partnership. As of December 31, 2004, the 520JV had total assets of approximately $20.0 million, a mortgage note payable of $11.4 million and other liabilities of $177,000. The Operating Partnership’s allocable share of the 520JV mortgage note payable is approximately $7.3 million. This mortgage note payable bears interest at 8.85% per annum and matures on September 1, 2005. The

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

6. Commercial Real Estate Investments — (Continued)

operating agreement of the 520JV requires approvals from members on certain decisions including sale of the property, refinancing of the property’s mortgage debt, and material renovations to the property. The Operating Partnership has evaluated the impact of FIN 46R on its accounting for the 520JV and has concluded that the 520JV is not a VIE. The Operating Partnership accounts for the 520JV under the equity method of accounting. In accordance with the equity method of accounting the Operating Partnership’s proportionate share of the 520JV income was approximately $603,000, $30,000 and $648,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

During September 2000, the Operating Partnership formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV, which was then distributed to the Operating Partnership. In August 2003, the Operating Partnership acquired TIAA’s 49% interest in the property located at 275 Broadhollow Road, Melville, NY for approximately $12.4 million. During April 2004, the Tri-State JV sold 400 Garden City Plaza, Garden City, New York, a 175,000 square foot office building located on Long Island for approximately $30 million. Net proceeds from this sale were distributed to the members of the Tri-State JV. In addition, during September 2004, the Operating Partnership acquired TIAA’s 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY for approximately $14.9 million. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 943,000 square feet. The Operating Partnership is responsible for managing the day-to-day operations and business affairs of the Tri-State JV and has substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the Tri- State JV.

On December 21, 2001, the Operating Partnership formed a joint venture with the New York State Teachers’ Retirement System (“NYSTRS”) (the “919JV”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, NY for $220.5 million which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to the Operating Partnership. The Operating Partnership is responsible for managing the day- to-day operations and business affairs of the 919JV and has substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. The minority member has certain rights primarily intended to protect its investment. For purposes of its financial statements the Operating Partnership consolidates the 919JV.

In November 2003, the Operating Partnership disposed of all but three of its 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family (the “Disposition”) for approximately $315.5 million, comprised of $225.1 million in cash and debt assumption and 3,932,111 OP Units valued at approximately $90.4 million. Approximately $204 million of cash sales proceeds from the Disposition were used to repay borrowings under the Credit Facility.

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

In January 2004, the Operating Partnership acquired 1185 Avenue of the Americas, a 42-story, 1.1 million square foot Class A office tower, located between 46th and 47th Streets in New York, NY for $321 million. In connection with this acquisition, the Operating Partnership assumed a $202 million mortgage and $48 million of mezzanine debt. The balance of the purchase price was paid through an advance under the

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

6. Commercial Real Estate Investments — (Continued)

Credit Facility. The floating rate mortgage and mezzanine debt both matured in August 2004 at which time the Operating Partnership satisfied the outstanding debt through an advance under its Credit Facility along with cash-on-hand. The property is encumbered by a ground lease which has a remaining term of approximately 40 years with rent scheduled to be re-set at the end of 2005 and then remain constant for the balance of the term. Pursuant to the terms of the ground lease, the Operating Partnership and the ground lessor have commenced arbitration proceedings relating to the re-setting of the rent under the ground lease. There can be no assurances as to the outcome of the rent re-set process. In accordance with FASB Statement No. 141, “Business Combinations”, the Operating Partnership recorded deferred intangible lease income of approximately $35.3 million, representing the net value of acquired above and below market leases. The Operating Partnership also allocated and recorded approximately $21.0 million of assumed lease origination costs and other value of in-place leases. The net value of the above and below market leases is being amortized over the remaining terms of the respective leases to rental income which amounted to approximately $7.9 million for the year ended December 31, 2004. In addition, amortization expense on the value of lease origination costs was approximately $2.8 million for the year ended December 31, 2004. At acquisition, there were 31 in-place leases aggregating approximately one million square feet with a weighted average remaining lease term of approximately 6 years.

During February 2004, a 3.9 acre land parcel located on Long Island was condemned by the Town of Oyster Bay. As consideration from the condemnation the Operating Partnership initially received approximately $1.8 million. The Operating Partnership’s cost basis in this land parcel was approximately $1.4 million. The Operating Partnership is currently contesting this valuation and seeking payment of additional consideration from the Town of Oyster Bay but there can be no assurances that the Operating Partnership will be successful in obtaining any such additional consideration.

In April 2004, the Operating Partnership, on behalf of the Tri-State JV, sold a 175,000 square foot office building, 400 Garden City Plaza, located on Long Island for approximately $30 million, of which the Operating Partnership owned a 51% interest, and a wholly owned 9,000 square foot retail property for approximately $2.8 million. In addition, the Operating Partnership completed the sale of two of the remaining three properties from the Disposition for approximately $5.8 million. Proceeds from the sale were used to acquire the remaining 49% interest in a property from the Operating Partnership’s joint venture partner, TIAA, in September 2004. The disposition of the remaining industrial property, which is subject to certain environmental issues, was conditioned upon the approval of the buyer’s lender, which was not obtained. As a result, the Operating Partnership will not dispose of this property as part of the Disposition. Management believes that the cost to remediate the environmental issues will not have a material adverse effect on the Operating Partnership, but there can be no assurance in this regard.

In July 2004, the Operating Partnership acquired a 141,000 square foot Class A office property, 3 Giralda Farms, located in Madison, NJ for approximately $22.7 million. The Operating Partnership made this acquisition with available cash-on-hand.

During September 2004, the Operating Partnership, through Reckson Construction Group, Inc., acquired the remaining 49% interest in the property located at 90 Merrick Avenue, East Meadow, NY, from the Operating Partnership’s joint venture partner, TIAA, for approximately $14.9 million. This acquisition was financed, in part, from the proceeds received from the April 2004 sale of two industrial properties and with cash-on-hand. In addition, the Operating Partnership acquired a 215,000 square foot Class A office property, 44 Whippany Road, located in Morristown, New Jersey for approximately $30 million. The Operating Partnership made this acquisition using funds received from the Company’s September 2004 common equity offering, cash-on-hand and the issuance of approximately 34,000 OP Units which were priced at $28.70 per unit.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

6. Commercial Real Estate Investments — (Continued)

During September 2004, the Operating Partnership sold a 92,000 square foot industrial property, 500 Saw Mill River Road, located in Westchester County for approximately $7.3 million. In connection with this sale, the Operating Partnership recorded a net gain of approximately $2.3 million. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

On October 1, 2004, the Operating Partnership acquired a 260,500 square foot Class A office property, 300 Broadhollow Road, located in Melville, Long Island, for approximately $41.0 million. The Operating Partnership made this acquisition, in part, through an advance under the Credit Facility and with cash-on-hand.

On December 14, 2004, the Tri-State JV acquired a parcel of land adjacent to one of its existing properties for approximately $1.1 million. A small commercial building is situated on the property which the Operating Partnership anticipates demolishing. The Tri-State JV made this acquisition with available cash on hand.

On December 15, 2004, the Operating Partnership sold a 3.8 acre parcel of land, zoned for industrial use, located on Long Island for approximately $1.1 million which resulted in a gain to the Operating Partnership of approximately $740,000. In accordance with FASB Statement No. 144, such gain has been reflected in discontinued operations on the accompanying consolidated statements of income.

During January 2005, the Operating Partnership acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. The Operating Partnership made these acquisitions through advances under its Credit Facility.

7. Partners’ Capital

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of December 31, 2004, the Operating Partnership had issued and outstanding 3,113,756 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units currently receive a quarterly distribution of $0.4246 per unit. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

The following table sets forth the Operating Partnership’s annual distribution rates and distributions paid on each class of its common and preferred units for each of the years ended December 31:

	2004	2003	2002

Common unit:
Distribution rate	$1.698	$1.698	$1.698

Distributions paid (in thousands)	$111,857	$81,638	$85,102

Class B common unit (a):
Distribution rate	$—	$2.588	$2.593

Distributions paid (in thousands)	$1,744	$25,665	$26,423

Series A preferred unit (b):
Distribution rate	$1.906	$1.906	$1.906

Distributions paid (in thousands)	$14,988	$16,842	$17,524

Series B preferred unit (c):
Distribution rate	$—	$2.213	$2.213

Distributions paid (in thousands)	$787	$4,425	$4,425

(a)
On November 25, 2003, the Company elected to exchange all of its then outstanding Class B common stock for an equal number of shares of its common stock. Final cash dividends on the Class B common stock were paid during January 2004, which relate to the period from November 1, 2003 through November 25, 2003. In connection with the Company exchanging its Class B common stock, the Operating Partnership exchanged its Class B common units with the Company for an equal number of common units and paid its final cash distributions on the Class B common units.

(b)
During 2004, the Company purchased or redeemed 6,947,567 shares of its Series A preferred stock for approximately $181.0 million, including accumulated and unpaid dividends. In addition, 1,886,933 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred stockholders. As a result of these transactions, there was no Series A preferred stock outstanding at December 31, 2004. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. The distribution rate of $1.906 represents the annualized per unit distribution rate without regard to the aforementioned transactions. In addition, the distribution paid of approximately $15 million excludes cash redemption charges of approximately $5.2 million.

(c)
In January 2004, the Company exercised its option to redeem 2.0 million shares, or 100% of its outstanding 8.85% Series B Convertible Cumulative Preferred Stock, with a stated value of $50 million, for approximately 1,958,000 shares of its common stock priced at $25.54 per share. In connection with the Company exercising its option to redeem the Series B Preferred Stock, the Operating Partnership redeemed its Series B preferred units with the Company for approximately 1,958,000 OP Units. Final cash distributions on the Series B preferred units were paid during January 2004, which related to the period from November 1, 2003 through January 4, 2004.

In March 2004, the Company completed an equity offering of 5.5 million shares of its common stock raising approximately $149.5 million, net of an underwriting discount, or $27.18 per share. Net proceeds received from this transaction were used to repay outstanding borrowings under the Credit Facility, repay $100 million of the Operating Partnership’s 7.4% Senior Unsecured Notes and for general purposes, including the redemption of the Company’s 7.625% Series A Convertible Cumulative Preferred Stock (the “Series A preferred stock”).

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

On September 14, 2004, the Company completed an equity offering of 5.0 million shares of its common stock raising approximately $137.5 million, net of an underwriting discount, or $27.39 per share. Net proceeds received from this transaction were used to redeem the Company’s Series A preferred stock and for general purposes.

During September 2004, in connection with the Operating Partnership’s acquisition of 44 Whippany Road, a Class A office property located in Morristown, New Jersey, it issued approximately 34,000 OP Units to the sellers of the property which were priced at $28.70 per unit.

On December 14, 2004, the Company completed an equity offering of 4.5 million shares of its common stock raising approximately $148.1 million, net of an underwriting discount, or $32.90 per share. Net proceeds from this transaction were used to repay outstanding borrowings under the Credit Facility.

During 2004 and 2003, approximately 2.7 million shares and 59,000 shares, respectively, of the Company’s common stock was issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to the Company of approximately $62.2 million and $1.0 million, respectively. Such proceeds were then contributed to the Operating Partnership in exchange for an equal number of OP Units.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock. Transactions conducted on the New York Stock Exchange have been, and will continue to be, effected in accordance with the safe harbor provisions of the Securities Exchange Act of 1934 and may be terminated by the Company at any time. Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2004, the Board of Directors re-set the Company’s common stock repurchase program back to 5.0 million shares. No purchases were made during the year ended December 31, 2004.

The Company’s Series A preferred stock, aggregating 8,834,500 shares, was redeemable by the Company on or after April 13, 2004 at a price of $25.7625 per share with such price decreasing, at annual intervals, to $25.00 per share on April 13, 2008. In addition, the Series A preferred stock, at the option of the holder, was convertible at any time into the Company’s common stock at a price of $28.51 per share. On May 13, 2004, the Company purchased on the open market and retired 140,600 shares of the Series A preferred stock for approximately $3.4 million or $24.45 per share. During July 2004, the Company completed an exchange with a holder of 1,350,000 shares of the Series A preferred stock for 1,304,602 shares of common stock. During August 2004, the Company announced the redemption of 2,000,000 shares of its then outstanding shares of Series A preferred stock at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On September 20, 2004, the Company redeemed 1,841,905 of such shares for approximately $47.9 million, including accumulated and unpaid dividends. The remaining 158,095 shares of Series A preferred stock were exchanged into common stock of the Company at the election of the Series A preferred shareholders. During September 2004, the Company announced the redemption of all of its then outstanding shares of Series A preferred stock aggregating 5,343,900 shares at a redemption price of $25.7625 per share plus accumulated and unpaid dividends. On October 15, 2004, the Company redeemed 4,965,062 shares of Series A preferred stock for approximately $129.9 million, including accumulated and unpaid dividends. The remaining 378,838 shares of Series A preferred stock were exchanged into common stock of the Company, at the election of the Series A preferred shareholders. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of the 100% retirement of the Series A preferred units with the Company, annual preferred distributions will decrease by approximately $16.8 million. In addition, pursuant to EITF Topic D-42 the Operating Partnership incurred an accounting charge of approximately $15.8 million during the year ended December 31, 2004 in connection with the aforementioned exchanges and redemptions.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

The Operating Partnership had issued and outstanding approximately 19,662 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and an annualized distribution of $55.60 per unit (the “Preferred Units”). The Preferred Units were issued in 1998 in connection with the contribution of real property to the Operating Partnership. On April 12, 2004, the Operating Partnership redeemed approximately 3,081 Preferred Units, at the election of the holder, for approximately $3.1 million, including accrued and unpaid dividends which was applied to amounts owed from the unit holder under the Other Notes. In addition, during July 2004, the holder of approximately 15,381 of the outstanding Preferred Units exercised his rights to exchange them into OP Units. The Operating Partnership converted the Preferred Units, including accrued and unpaid dividends, into approximately 531,000 OP Units, which were valued at approximately $14.7 million at the time of the conversion. Subsequent to the conversion, the OP Units were exchanged for an equal number of shares of the Company’s common stock. In connection with the July 2004 exchange and conversion, the preferred unit holder repaid to the Operating Partnership $15.9 million, including accrued interest, of the amounts owed from the preferred unit holder under the Other Notes (see Note 6). As of December 31, 2004, there remain 1,200 Preferred Units outstanding with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance. The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.

On August 7, 2003, in conjunction with the Company’s acquisition of 1055 Washington Boulevard, a Class A office property located in Stamford, Connecticut, the Operating Partnership issued 465,845 Class C OP Units to the sellers of the property. The Class C OP Units receive an annual distribution of $1.87 per unit, which amount will increase or decrease pro-rata based upon changes in the dividend paid on the Company’s common stock.

On November 10, 2003, as partial consideration for the Disposition, the Operating Partnership redeemed and retired approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per unit. In addition, during the year ended December 31, 2003, certain other limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company’s common stock.

During November, 2003, in connection with the Disposition and the settlement of the employment contracts of the departing Rechler family members, the Operating Partnership incurred the following restructuring charges: (i) approximately $7.5 million related to outstanding stock loans under the Company’s historical long term incentive program (“LTIP”) were transferred to the purchaser and approximately $642,000 of loans related to life insurance contracts were extinguished, (ii) approximately $2.9 million paid to the departing Rechler family members in exchange for 127,689, or 100%, of their 2002 Rights. Their 2003 Rights were forfeited in their entirety and (iii) with respect to two of the departing Rechler family members participating in the Company’s 2003 LTIP, each received 8,681 shares of the Company’s common stock related to the service component of their core award which was valued at $293,000 in the aggregate. In addition, as the Company attained its annual performance measure under the 2003 LTIP in March 2004, these individuals each received 26,041 shares of common stock representing the balance of the annual core award. The remainder of their core awards, aggregating 208,334 shares of common stock, was forfeited, as was the entire amount of the special outperformance component of the 2003 LTIP. The Company also incurred additional restructuring charges of approximately $1.2 million related primarily to the release and severance of approximately 25 employees. Total restructuring charges of approximately $12.5 million were mitigated by a $972,000 fee received from the departing Rechler family members related to the termination of the Company’s option to acquire certain property which was either owned by certain Rechler family members or in which the Rechler family members own a non-controlling interest (see Note 8).

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

On November 25, 2003, the Company exchanged all of its 9,915,313 outstanding shares of Class B common stock for an equal number of shares of its common stock. As a result, the Class B common stock ceased trading on the New York Exchange and is no longer deemed outstanding by the Company. In connection with the Company exchanging its Class B common stock, the Operating Partnership exchanged its Class B common units with the Company for an equal number of common units.

On October 16, 2000, the Company’s Board of Directors announced that it adopted a Shareholder Rights Plan designed to protect its shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving its shareholders of the full value of their investment. The Operating Partnership has adopted a similar rights plan (the “Rights Plan”) which would be triggered in the event the Company’s Shareholders Rights Plan is triggered. The Rights Plan was not adopted in response to any known effort to acquire control of the Operating Partnership or the Company.

In November 2004, Donald J. Rechler tendered his resignation from the Company’s Board of Directors, including his position as non-executive Chairman, in order to pursue other interests. Also, in November 2004, Scott H. Rechler was appointed Chairman of the Board and the number of directors of the Board was decreased from nine to eight. The Company’s Board currently consists of seven independents, of which four were elected during 2004, and one insider. Mr. Peter Quick serves as the Lead Independent Director of the Board. In addition, each of the Audit, Compensation and Nominating and Governance Committees is comprised solely of independent directors.

In May 2003, the Company revised its policy with respect to compensation of its independent directors to provide that a substantial portion of the independent director’s compensation shall be in the form of common stock of the Company. Such common stock may not be sold until such time as the director is no longer a member of the Company’s Board.

Recently, the Company has taken certain additional actions to enhance its corporate governance policies. These actions included opting out of the Maryland Business Combination Statute, de-staggering the Board of Directors to provide that each director is subject to election by shareholders on an annual basis and modifying the Company’s “five or fewer” limitation on the ownership of its common stock so that such limitation may only be used to protect the Company’s REIT status and not for anti-takeover purposes.

The Company has also adopted a policy which requires that each independent director acquire and hold at least $100,000 of common stock of the Company excluding equity granted as Board compensation and a policy which requires that at least one independent director be rotated off the Board every three years.

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company discontinued the use of stock loans in its LTIP. In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company made stock loans to certain executive and senior officers to purchase 487,500 shares of its common stock at market prices ranging from $18.44 per share to $27.13 per share. The stock loans were set to bear interest at the mid-term Applicable Federal Rate and were secured by the shares purchased. Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon vesting periods ranging from four to ten years based on continued service and in part on attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of December 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 222,429 shares of common stock subject to the original stock loans which are anticipated to vest between 2005 and 2011. Approximately $2.1 million and $3.1 million of compensation expense was recorded for the years ended December 31, 2004 and 2003, respectively, related to these LTIP. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

The outstanding stock loan balances due from executive and senior officers aggregated approximately $4.7 million and $5.6 million at December 31, 2004 and December 31, 2003, respectively, and have been included as a reduction of general partners’ paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at December 31, 2004 and December 31, 2003 amounted to approximately $2.7 million and $2.9 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights will vest in four equal annual installments which began on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights will be earned as of March 13, 2005 and will vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,042 shares of common stock. As of December 31, 2004, and giving effect to the settlement of the employment contracts of certain former executive officers, there remains 31,417 shares of common stock related to the 2002 Rights and 26,040 shares of common stock related to the 2003 Rights. Approximately $403,000 and $855,000 of compensation expense was recorded for the years ended December 31, 2004 and 2003, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”). The four-year plan has a core award, which provides for annual stock based compensation based upon continued service and in part based on attaining certain annual performance measures. The plan also has a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”). The aggregate amount payable to such officers from the Special Outperformance Pool is capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%. An officer’s special outperformance award represents an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remains in continuous employment with the Company or any of its affiliates until such date, and the Company has achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum. Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans. The LTIP provides that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards. On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers. During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

$22.40. On March 13, 2004, the Company met its annual performance measure with respect to the prior annual period. As a result, the Company issued to the participants 206,944 shares of its common stock related to the core component of the 2003 LTIP.

The Board of Directors has approved an amendment to the 2003 LTIP to revise the peer group used to measure relative performance. The amendment eliminated the mixed office and industrial companies and added certain other “pure office” companies in order to revise the peer group to office sector companies. The Board has also approved the revision of the performance measurement dates for future vesting under the core component of the 2003 LTIP from the anniversary of the date of grant to December 31st of each year. This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

On December 27, 2004, the Operating Partnership entered into definitive agreements with certain executive and senior officers of the Company to revise their incentive awards under the 2003 LTIP. The revised agreements provide for (i) the rescission of the unvested portion of their core awards and (ii) an award in exchange for the rescinded core awards of an equal number of units of a new class of limited partnership interests (“LTIP Units”) of the Operating Partnership.

Each executive and senior officer participating in the 2003 LTIP was offered the option to retain all or a portion of their core awards or to rescind them in exchange for new awards of LTIP Units. Effective December 27, 2004, certain executive and senior officers accepted such offer and thereby amended their Amended and Restated Long-Term Incentive Award Agreement to cancel, in the aggregate, 362,500 shares of restricted stock of the Company representing all or a portion of their unvested core award, and received an equal number of LTIP Units.

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

The terms of each award of LTIP Units are substantially similar to those of the core awards. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee. However, there are circumstances under which such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, unlike core awards (wherein dividends that accumulate during the 2003 LTIP are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. At the scheduled March 2005 vesting date and assuming the specified performance hurdles are met, officers that received LTIP Units will receive a one-time

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

7. Partners’ Capital — (Continued)

cash payment that will represent payment of the full vested amount of the accrued unpaid dividends under the core award through the issuance date of the LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

As of December 31, 2004 and giving effect to the settlement of the employment contracts of certain former executive officers and the cancellation by certain executive and senior officers of all or part of their core award to LTIP Units, there remains 258,332 shares of common stock reserved for future issuance under the core award of the 2003 LTIP. With respect to the core award of the 2003 LTIP, the Company recorded approximately $2.8 million and $2.6 million of compensation expense for the years ended December 31, 2004 and December 31, 2003, respectively. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. No provision has been made in either 2004 or 2003 with respect to the Special Outperformance Pool of the 2003 LTIP due to the uncertainty of the outcome of achieving the requisite performance measures.

As of December 31, 2004, the Company had approximately 2.0 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.69 per option. In addition, the Company has approximately 1.2 million shares of its common stock reserved for future issuance under its stock option plans.

Net income per common partnership unit is determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners’ based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

The Operating Partnership issues additional units to the Company, and thereby increases the Company’s general partnership interest in the Operating Partnership, with terms similar to the terms of any securities (i.e., common stock or preferred stock) issued by the Company (including any securities issued by the Company upon the exercise of stock options). Any consideration received by the Company in respect of the issuance of its securities is contributed to the Operating Partnership. In addition, the Operating Partnership or a subsidiary funds the compensation of personnel, including any amounts payable under the Company’s LTIP.

8. Related Party Transactions

In connection with the Company’s IPO, the Operating Partnership was granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula. In years prior to 2001, one Option Property was sold by the Rechler family members to a third party and four of the Option Properties were acquired by the Operating Partnership for an aggregate purchase price of approximately $35 million, which included the issuance of approximately 475,000 OP Units valued at approximately $8.8 million.

During November, 2003, in connection with the Disposition, four of the five remaining options (the “Remaining Option Properties”) were terminated along with management contracts relating to three of the properties. In return, the Company received an aggregate payment from the Rechler family members of $972,000. Rechler family members have also agreed to extend the term of the remaining option on the property located at 225 Broadhollow Road, Melville, NY (the Company’s current headquarters) for five years and to release the Company from approximately 15,500 square feet under its lease at this property. In

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

8. Related Party Transactions — (Continued)

connection with the restructuring of the remaining option, the Rechler family members paid the Company $1 million in return for the Company’s agreement not to exercise the option during the next three years. As part of the agreement, the exercise price of the option payable by the Company was increased by $1 million. In addition, in exchange for the right to terminate its existing lease at 225 Broadhollow Road eighteen months early, the Company amended the terms of its option to acquire such property by providing certain Rechler family members with customary tax protection in the event the Company were to acquire the property and then dispose of it within five years. This amendment was negotiated and approved by the Independent Directors of the Company.

The Operating Partnership conducts its management, leasing and construction related services through the Company’s taxable REIT subsidiaries as defined by the Code. These services are currently provided by the Service Companies. During the year ended December 31, 2004, Reckson Construction & Development LLC (“RCD”) billed approximately $859,000 of market rate services and Reckson Management Group, Inc. (“RMG”) billed approximately $280,000 of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at a Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $780,000. RMG had also entered into a short-term license agreement at the property for 6,000 square feet of temporary space, which expired in January 2004. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $77,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at the Remaining Option Property, located at 225 Broadhollow Road, Melville, New York, which was formerly occupied by an affiliate of First Data Corp and which is scheduled to terminate on September 30, 2006. Base rent of approximately $360,000 was paid by RCD during the nine month period ended December 31, 2004. RCD anticipates it will mitigate this obligation by sub-letting the space to a third party. However, there can be no assurances that RCD will be successful in sub-leasing the aforementioned space and mitigating its aggregated costs.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by the Company at an annual base rent of approximately $445,000. Reckson Strategic Venture Partners, LLC (“RSVP”) leased 5,144 square feet in one of the Company’s joint venture properties at an annual base rent of approximately $176,000. On June 15, 2003, this lease was mutually terminated and RSVP vacated the premises.

During 1997, the Operating Partnership formed FrontLine Capital Group, formerly Reckson Service Industries, Inc. (“FrontLine”) and RSVP. RSVP is a real estate venture capital fund which invested primarily in real estate and real estate operating companies outside the Operating Partnership’s core office and industrial/R&D focus and whose common equity is held indirectly by FrontLine. In connection with the formation and spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million for FrontLine to use in its investment activities, operations and other general corporate purposes. The Operating Partnership advanced approximately $93.4 million under the FrontLine Facility. The Operating Partnership also approved the funding of investments of up to $110 million relating to RSVP (the “RSVP Commitment”), through RSVP-controlled joint ventures (for REIT-qualified investments) or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). At December 31, 2004, approximately $109.1 million had been funded through the RSVP Commitment, of which $59.8 million represents investments by the Operating Partnership in RSVP-controlled (REIT-qualified) joint ventures and $49.3 million represents loans made to FrontLine under the RSVP Facility. As of December 31, 2004, interest

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

8. Related Party Transactions — (Continued)

accrued (net of reserves) under the FrontLine Facility and the RSVP Facility was approximately $19.6 million.

A committee of the Board of Directors, comprised solely of independent directors, considers any actions to be taken by the Company in connection with the FrontLine Loans and its investments in joint ventures with RSVP. During the third quarter of 2001, the Company noted a significant deterioration in FrontLine’s operations and financial condition and, based on its assessment of value and recoverability and considering the findings and recommendations of the committee and its financial advisor, the Company recorded a $163 million valuation reserve charge, inclusive of anticipated costs, in its consolidated statements of operations relating to its investments in the FrontLine Loans and joint ventures with RSVP. The Operating Partnership has discontinued the accrual of interest income with respect to the FrontLine Loans. The Operating Partnership has also reserved against its share of GAAP equity in earnings from the RSVP controlled joint ventures funded through the RSVP Commitment until such income is realized through cash distributions.

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

In September 2003, RSVP completed the restructuring of its capital structure and management arrangements. RSVP also restructured its management arrangements whereby a management company formed by its former managing directors has been retained to manage RSVP pursuant to a management agreement and the employment contracts of the managing directors with RSVP have been terminated. The management agreement provides for an annual base management fee, and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales. (The base management fee and disposition fees are subject to a maximum over the term of the agreement of $7.5 million.) In addition, the managing directors retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75 million to RSVP and/or the Operating Partnership in respect of its joint ventures with RSVP. The management agreement has a three-year term, subject to early termination in the event of the disposition of all of the assets of RSVP.

In connection with the restructuring, RSVP and certain of its affiliates obtained a $60 million secured loan (the “RSVP Secured Loan”). In connection with this loan, the Operating Partnership agreed to indemnify the lender in respect of any environmental liabilities incurred with regard to RSVP’s remaining assets in which the Operating Partnership has a joint venture interest (primarily certain student housing assets held by RSVP) and guaranteed the obligation of an affiliate of RSVP to the lender in an amount up to $6 million plus collection costs for any losses incurred by the lender as a result of certain acts of malfeasance on the part of RSVP and/or its affiliates. The RSVP Secured Loan is scheduled to mature in 2006 and is expected to be repaid from proceeds of assets sales by RSVP and or a joint venture between RSVP and a subsidiary of the Operating Partnership.

In August 2004, American Campus Communities, Inc. (“ACC”), a student housing company owned by RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership completed an initial public offering (the “ACC IPO”) of its common stock. RSVP and the joint venture between RSVP and a subsidiary of the Operating Partnership sold its entire ownership position in ACC as part of the ACC IPO. Proceeds from the ACC IPO were used in part to pay accrued interest on the RSVP Secured Loan and reduce the principal balance down to $30 million. The Operating Partnership through its ownership position in the

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

8. Related Party Transactions — (Continued)

joint venture and outstanding advances made under the RSVP facility anticipates realizing approximately $30 million in the aggregate from the ACC sale. To date, the Operating Partnership has received approximately $10.6 million of such proceeds. The remaining amount is expected to be received subsequent to the United States Bankruptcy Court’s approval of a plan of re- organization of FrontLine. At December 31, 2004, RSVP had approximately $20.5 million of cash and cash equivalents net of contractual reserves. There can be no assurances as to the final outcome of such Plan of re-organization.

As a result of the foregoing, the net carrying value of the Operating Partnership’s investments in the FrontLine Loans and joint venture investments with RSVP, inclusive of the Operating Partnership’s share of previously accrued GAAP equity in earnings on those investments, is approximately $55.2 million which was reassessed with no change by management as of December 31, 2004. Such amount has been reflected in investments in affiliate loans and joint ventures on the Operating Partnership’s consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of ACC.

In November 2004, Concord Associates LLC and Sullivan Resorts LLC, a joint venture approximately 47% owned by RSVP, executed a binding agreement to contribute its Concord and Grossingers resort properties (excluding residential land) to Empire Resorts Inc. (NASDAQ: NYNY)(“Empire”) for consideration of 18 million shares of common stock of Empire and the right to appoint five members of the Board of Directors. It is currently anticipated that Scott H. Rechler will be appointed to fill one seat on Empire’s Board. On March 4, 2005, Empire announced that the agreement had been amended, whereby the parties agreed to waive the condition to closing which required final governmental approval of gaming in the Catskills. The transaction is subject to satisfaction of certain conditions and approvals, including the approval of Empire’s shareholders.

9. Fair Value of Financial Instruments

In accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, management has made the following disclosures of estimated fair value at December 31, 2004 as required by FASB Statement No. 107.

Cash equivalents, accounts receivable, accounts payable and accrued expenses and variable rate debts are carried at amounts which reasonably approximate their fair values.

The fair value of the Operating Partnership’s long-term debt and notes receivable is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt and notes receivable of similar risk and duration. At December 31, 2004, the estimated aggregate fair value of the Operating Partnership’s notes receivable exceeded their carrying value by approximately $840,000 and the aggregate fair value of the Operating Partnership’s long term debt exceeded its carrying value by approximately $91.9 million.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10. Rental Income

The Operating Partnership’s properties are being leased to tenants under operating leases. The minimum rental amount due under certain leases is generally either subject to scheduled fixed increases or indexed

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

10. Rental Income — (Continued)

escalations. In addition, the leases generally also require that the tenants reimburse the Operating Partnership for increases in certain operating costs and real estate taxes above base year costs.

Expected future minimum rents, excluding those future minimum rents from properties held for sale, to be received over the next five years and thereafter from leases in effect at December 31, 2004 are as follows (in thousands):

From Continuing Operations

2005	$414,989
2006	400,686
2007	365,201
2008	335,542
2009	307,885
Thereafter	1,851,874

$3,676,177

Future minimum rents, from those properties classified as held for sale at December 31, 2004, over the next five years and thereafter aggregated approximately $29.2 million.

11. Segment Disclosure

The Operating Partnership owns all of the interests in its real estate properties directly or indirectly through the Operating Partnership. The Operating Partnership’s portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and industrial/R&D properties located and operated within the Tri-State Area (the “Core Portfolio”). The Operating Partnership’s portfolio also includes one office property located in Orlando, Florida. The Company has formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

The Operating Partnership does not consider (i) interest incurred on its Credit Facility and Senior Unsecured Notes, (ii) the operating performance of the office property located in Orlando, Florida, (iii) the operating performance of those properties reflected as discontinued operations on the Company’s consolidated statements of income, (iv) the operating results of the Service Companies and (v) restructuring charges as part of its Core Portfolio’s property operating performance for purposes of its component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, amounts reflected have been adjusted to give effect to the Operating Partnership’s discontinued operations in accordance with Statement No. 144.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

11. Segment Disclosure — (Continued)

The following tables set forth the components of the Operating Partnership’s revenues and expenses and other related disclosures, as required by FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the years ended December 31 (in thousands):

	2004
	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$508,754	$6,061	$514,815

Expenses:
Property operating expenses	205,595	3,159	208,754
Marketing, general and administrative	17,022	13,857	30,879
Depreciation and amortization	112,256	4,224	116,480

Total operating expenses	334,873	21,240	356,113

Operating income (loss)	173,881	(15,179)	158,702

Non-Operating Income and Expenses
Interest, investment and other income	9,683	9,603	19,286
Interest:
Expense	(56,980)	(41,070)	(98,050)
Amortization of deferred financing costs	(1,122)	(2,700)	(3,822)

Total non-operating income and expenses	(48,419)	(34,167)	(82,586)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and discontinued operations	$125,462	$(49,346)	$76,116

Total assets	$2,873,993	$297,373	$3,171,366

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

11. Segment Disclosure — (Continued)

	2003
	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$422,822	$7,097	$429,919

Expenses:
Property operating expenses	170,354	3,663	174,017
Marketing, general and administrative	15,642	16,668	32,310
Depreciation and amortization	96,130	6,372	102,502

Total operating expenses	282,126	26,703	308,829

Operating income (loss)	140,696	(19,606)	121,090

Non-Operating Income and Expenses
Interest, investment and other income	3,070	21,336	24,406
Interest:
Expense	(49,796)	(31,389)	(81,185)
Amortization of deferred financing costs	(1,175)	(2,162)	(3,337)
Restructuring charges – net	—	(11,580)	(11,580)

Total non-operating income and expenses	(47,901)	(23,795)	(71,696)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate jointventures and discontinued operations	$92,795	$(43,401)	$49,394

Total assets	$2,394,350	$356,330	$2,750,680

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

11. Segment Disclosure — (Continued)

	2002
	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$426,016	$8,264	$434,280

Expenses:
Property operating expenses	153,012	4,318	157,330
Marketing, general and administrative	15,788	12,892	28,680
Depreciation and amortization	86,529	8,277	94,806

Total operating expenses	255,329	25,487	280,816

Operating income (loss)	170,687	(17,223)	153,464

Non-Operating Income and Expenses
Interest, investment and other income	125	6,940	7,065
Interest:
Expense	(42,904)	(36,679)	(79,583)
Amortization of deferred financing costs	(1,049)	(6,013)	(7,062)

Total non-operating income and expenses	(43,828)	(35,752)	(79,580)

Income (loss) before minority interests, preferred dividends and distributions, equity in earnings of real estate joint ventures and service companies, gain on sales of real estate and discontinued operations	$126,859	$(52,975)	$73,884

Total assets	$2,389,135	$522,917	$2,912,052

12. Non-Cash Investing and Financing Activities

Additional supplemental disclosures of non-cash investing and financing activities are as follows:

During January 2004, in connection with the Operating Partnership’s acquisition of 1185 Avenue of the Americas, New York, NY, the Company assumed a $202 million mortgage note payable and $48 million of mezzanine debt.

During January 2004, as a result of the Company exercising its option to redeem 2.0 million shares of its outstanding Series B preferred stock, the Operating Partnership redeemed its outstanding Series B preferred units with the Company for approximately 1,958,000 OP Units.

During 2004, the Operating Partnership redeemed and/or exchanged approximately 18,462 of its outstanding preferred units, with an aggregate stated value of approximately $18.5 million with approximately $3.1 million of such amount applied to amounts owed from the preferred unit holder under the Other Notes and the balance into approximately 531,000 OP Units. Subsequent to these exchanges, the OP Units were exchanged for an equal number of shares of the Company’s common stock.

During 2004, the Company exchanged approximately 1.9 million shares of its Series A preferred stock, with a par value of approximately $47.2 million, for approximately 1.8 million shares of its common stock with an aggregate fair market value, on the dates of the exchanges, of approximately $49.8 million. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result of one of these exchanges which occurred in July 2004, the Operating Partnership incurred a non-cash accounting

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

12. Non-Cash Investing and Financing Activities — (Continued)

charge of approximately $3.4 million. In addition, during 2004, the Company redeemed approximately 6.8 million shares of its Series A preferred stock. In connection with the Company purchasing and exchanging its Series A preferred stock, the Operating Partnership purchased and exchanged its Series A preferred units with the Company. As a result, an accounting charge of approximately $12.4 million was incurred by the Operating Partnership of which $7.3 million was non-cash.

During September 2004, in connection with the Operating Partnership’s acquisition of a 215,000 square foot Class A office property, it issued approximately 34,000 OP Units for a total non-cash investment of approximately $1 million.

On August 7, 2003, the Operating Partnership issued 465,845 Class C OP Units valued at $24.00 per unit in connection with its acquisition of 1055 Washington Boulevard, a Class A office property located in Stamford, Connecticut.

On October 24, 2003, the Company gave notice to its Class B common stockholders that it would exercise its option to exchange 100% of its Class B common stock outstanding (9,915,313 shares) on November 25, 2003 for an equal number of shares of its common stock. Such exchange occurred on November 25, 2003. In connection with the Company exchanging its Class B common stock, the Operating Partnership exchanged its Class B units with the Company for an equal number of common units.

On November 10, 2003, as partial consideration for the Company’s sale of its Long Island industrial building portfolio to the departing Rechler family members, the Operating Partnership redeemed and retired, approximately 3.9 million OP Units valued at approximately $90.4 million or $23.00 per unit. In addition, as further consideration, the Operating Partnership assigned approximately $6.0 million of mortgage indebtedness to the purchaser.

During the year ended December 31, 2003, certain limited partners exchanged approximately 258,000 OP Units for an equal number of shares of the Company’s common stock.

13. Commitments and Contingencies

The Company has entered into amended and restated employment and noncompetition agreements with three executive officers. The agreements are for five years and expire on August 15, 2005. The Company has also entered into an employment agreement with one additional officer prior to his appointment as an executive officer. This agreement expires in December 2006.

The Operating Partnership had undrawn letters of credit outstanding against its Credit Facility of approximately $1.2 million and $1.0 million at December 31, 2004 and 2003, respectively.

The Company, through its Service Companies, sponsors a defined contribution savings plan pursuant to Section 401(k) of the Code. Under such plan, there are no prior service costs. Employees are generally eligible to participate in the plan after three months of service. Employer contributions are based on a discretionary amount determined by the Company’s management. Commencing with the calendar year beginning January 1, 2004, the Company elected to match 50% of eligible participants deferral contribution up to 3% of their annual compensation, as defined, up to an aggregate of $1,000 per employee per year. Such employer matching contributions aggregated approximately $156,000 for the plan year ended December 31, 2004.

A number of shareholder derivative actions have been commenced purportedly on behalf of the Company against the Board of Directors relating to the Disposition. The complaints allege, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third party auction process and, as a result, was not for adequate consideration. The plaintiffs seek similar relief, including a declaration that the directors

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

14. Quarterly Financial Data (Unaudited)

violated their fiduciary duties and damages. On May 25, 2004, the Circuit Court for Baltimore City granted the Defendants’ motions to dismiss the three consolidated Maryland actions on the ground that the Plaintiffs in those actions had failed to make a pre-suit demand on the Board of Directors, or to allege facts showing that such a demand would have been futile. Final judgment was entered on June 8, 2004, and on June 30, 2004, the Plaintiffs in the Maryland actions filed a notice of appeal from that judgment to the Maryland Court of Special Appeals. The Company’s management believes that the complaints are without merit.

The following summary represents the Operating Partnership’s results of operations for each fiscal quarter during 2004 and 2003 (in thousands, except share amounts):

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues as previously reported	$134,968	$130,566	$138,098	$135,652
Revenues from discontinued operations(a)	(1,920)	(1,573)	(1,690)	—

Total revenues(b)	$133,048	$128,993	$136,408	$135,652

Income before preferred distributions, minority interests, equity in earnings of a real estate joint venture and discontinued operations	$20,946	$17,964	$20,463	$16,743
Preferred distributions	(4,533)	(4,399)	(3,478)	(367)
Redemption charges on Series A preferred units	—	—	(6,717)	(9,095)
Minority interests	(6,181)	(4,422)	(4,135)	(3,769)
Equity in earnings of a real estate joint venture	114	294	112	83
Discontinued operations (net of minority interests)	6,554	4,307	3,050	1,149

Net income allocable to common unitholders	$16,900	$13,744	$9,295	$4,744

Net income allocable to:
Common unitholders	$16,767	$13,644	$9,231	$4,714
Class C common unitholders	133	100	64	30

Total	$16,900	$13,744	$9,295	$4,744

Net income per weighted average common unit:
Common	$.26	$.19	$.13	$.06
Class C common	$.29	$.21	$.14	$.06

Weighted average common units outstanding:
Common	64,448,000	69,977,000	73,323,000	80,005,000
Class C common	466,000	466,000	466,000	466,000

(a)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.
(b)	Amounts have been adjusted to give effect to the Operating Partnership’s discontinued operations in accordance with Statement No. 144.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004

14. Quarterly Financial Data (Unaudited) — (Continued)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total revenues as previously reported	$130,760	$127,412	$118,105	$118,679
Revenues from discontinued operations(a)	(16,441)	(16,126)	(3,971)	(4,093)

Total revenues(b)	$114,319	$111,286	$114,134	$114,586

Income before preferred distributions, minority interests, equity (loss) in earnings of a real estate joint venture and discontinued operations	$15,737	$13,960	$15,085	$4,612
Preferred distributions	(5,590)	(5,591)	(5,589)	(5,590)
Minority interests	(4,401)	(4,062)	(4,117)	(4,277)
Equity (loss) in earnings of a real estate joint venture and service companies	106	(270)	134	60
Discontinued operations (net of minority interests)	3,807	4,422	5,695	132,233

Net income allocable to common unitholders	$9,659	$8,459	$11,208	$127,038

Net income allocable to:
Common unitholders	$7,591	$6,643	$8,764	$114,998
Class B common unitholders	2,068	1,816	2,396	11,008
Class C common unitholders	—	—	48	1,032

Total	$9,659	$8,459	$11,208	$127,038

Net income per weighted average common unit:
Common	$.14	$.12	$.16	$2.01
Class B common	$.21	$.18	$.24	$1.86
Class C common	$—	$—	$.17	$2.21

Weighted average common units outstanding:
Common	55,447,000	55,277,000	55,285,000	57,093,000
Class B common	9,915,000	9,915,000	9,915,000	5,928,000
Class C common	—	—	278,000	466,000

(a)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.
(b)	Amounts have been adjusted to give effect to the Operating Partnership’s discontinued operations in accordance with Statement No. 144.

15. Subsequent Event

On March 16, 2005 a wholly owned subsidiary of the Operating Partnership advanced (i) $8,031,250 (the “5 Year Mezz Loan”) and (ii) $20,355,625 (the “7 Year Mezz Loan”) under two mezzanine loan agreements. The 5 Year Mezz Loan matures on April 11, 2010, bears interest at 9% per annum and is secured by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. The 7 Year Mezz Loan matures on April 11, 2012, bears interest at 9% per annum and is secured by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, New York, other guaranties, pledges and assurances. Each of these loans are pre-payable without penalty after 18 months. The Operating Partnership made these investments through a borrowing under the Credit Facility.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

The changes in real estate for each of the periods in the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Real estate balance at beginning of period	$2,689,812	$2,604,542	$2,525,451
Improvements / revaluations	91,903	73,495	79,146
Disposals, including write-off of fully depreciated building improvements	(2,641)	(19,862)	(55)
Properties held for sale	(35)	—	—
Acquisitions	416,025	31,637	—

Balance at end of period	$3,195,064	$2,689,812	$2,604,542

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Balance at beginning of period	$ 449,043	$364,390	$283,465
Depreciation for period	103,745	91,028	81,339
Disposals, including write-off of fully depreciated building improvements	(1,330)	(6,375)	(414)
Accumulated depreciation on assets held for sale	(440)	—	—

Balance at end of period	$551,018	$449,043	$364,390

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period						Life On Which
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed

50 Charles Lindbergh Blvd., Mitchel Field, New York	—	(A)	12,089	—	7,004	—	19,093	19,093	13,053	1984	1984	10 - 30 Years
200 Broadhollow Road Melville, New York	—	338	3,354	—	3,652	338	7,006	7,344	5,331	1981	1981	10 - 30 Years
48 South Service Road Melville, New York	—	1,652	10,245	—	6,170	1,652	16,415	18,067	10,217	1986	1986	10 - 30 Years
395 North Service Road Melville, New York	18,893	(A)	15,551	—	7,801	—	23,352	23,352	14,708	1988	1988	10 - 30 Years
6800 Jericho Turnpike Syosset, New York	13,450	582	6,566	—	11,074	582	17,640	18,222	12,754	1977	1978	10 - 30 Years
6900 Jericho Turnpike Syosset, New York	7,099	385	4,228	—	4,335	385	8,563	8,948	5,932	1982	1982	10 - 30 Years
300 Motor Parkway Hauppauge, New York	—	276	1,136	—	1,901	276	3,037	3,313	1,997	1979	1979	10 - 30 Years
88 Duryea Road Melville, New York	—	200	1,565	—	854	200	2,419	2,619	1,653	1980	1980	10 - 30 Years
333 Earl Ovington Blvd., (Omni) Mitchel Field, New York	51,795	(A)	67,221	—	24,700	—	91,921	91,921	37,930	1990	1995	10 - 30 Years
40 Cragwood Road South Plainfield, New Jersey	—	725	7,131	—	6,543	725	13,674	14,399	9,566	1970	1983	10 - 30 Years
333 East Shore Road Great Neck, New York	—	(A)	564	—	624	—	1,188	1,188	840	1976	1976	10 - 30 Years
310 East Shore Road Great Neck, New York	—	485	2,009	—	2,739	485	4,748	5,233	2,858	1981	1981	10 - 30 Years
35 Pinelawn Road Melville, New York	—	999	7,073	—	3,364	999	10,437	11,436	3,725	1980	1995	10 - 30 Years
520 Broadhollow Road Melville, New York	—	457	5,572	(1)	2,921	456	8,493	8,949	3,462	1978	1995	10 - 30 Years
1660 Walt Whitman Road Melville, New York	—	370	5,072	—	1,920	370	6,992	7,362	2,036	1980	1995	10 - 30 Years
48 Harbor Park Drive Port Washington, New York	—	1,304	2,247	—	570	1,304	2,817	4,121	756	1976	1996	10 - 30 Years
60 Charles Lindbergh Mitchel Field, New York	—	(A)	20,800	—	3,175	—	23,975	23,975	7,215	1989	1996	10 - 30 Years

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period						Life On Which
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed

505 White Plains Road Tarrytown, New York	—	210	1,332	—	506	210	1,838	2,048	647	1974	1996	10 - 30 Years
555 White Plains Road Tarrytown, New York	—	712	4,133	51	4,810	763	8,943	9,706	4,301	1972	1996	10 - 30 Years
560 White Plains Road Tarrytown, New York	—	1,521	8,756	(1)	5,824	1,520	14,580	16,100	5,214	1980	1996	10 - 30 Years
580 White Plains Road Tarrytown, New York	12,250	2,414	14,595	—	3,873	2,414	18,468	20,882	6,695	1997	1996	10 - 30 Years
660 White Plains Road Tarrytown, New York	—	3,929	22,640	45	7,146	3,974	29,786	33,760	10,247	1983	1996	10 - 30 Years
Landmark Square Stamford, Connecticut	42,879	11,603	64,466	1,848	36,229	13,451	100,695	114,146	27,342	1973-1984	1996	10 - 30 Years
One Eagle Rock, East Hanover, New Jersey	—	803	7,563	—	5,381	803	12,944	13,747	4,539	1986	1997	10 - 30 Years
710 Bridgeport Avenue Shelton, Connecticut	—	5,405	21,620	7	1,162	5,412	22,782	28,194	6,008	1971-1979	1997	10 - 30 Years
10 Rooney Circle West Orange, New Jersey	—	1,302	4,615	1	1,446	1,303	6,061	7,364	1,575	1971	1997	10 - 30 Years
Executive Hill Office Park West Orange, New Jersey	—	7,629	31,288	4	5,232	7,633	36,520	44,153	9,297	1978-1984	1997	10 - 30 Years
3 University Plaza Hackensack, New Jersey	—	7,894	11,846	—	3,275	7,894	15,121	23,015	4,518	1985	1997	10 - 30 Years
150 Motor Parkway Hauppauge, New York	—	1,114	20,430	—	4,547	1,114	24,977	26,091	6,981	1984	1997	10 - 30 Years
Reckson Executive Park Ryebrook, New York	—	18,343	55,028	—	9,602	18,343	64,630	82,973	14,891	1983-1986	1997	10 - 30 Years
80 Grasslands Elmsford, New York	—	1,208	6,728	—	740	1,208	7,468	8,676	1,944	1989/1964	1997	10 - 30 Years
100 Forge Way Rockaway, New Jersey	—	315	902	—	151	315	1,053	1,368	272	1986	1998	10 - 30 Years
200 Forge Way Rockaway, New Jersey	—	1,128	3,228	—	594	1,128	3,822	4,950	977	1989	1998	10 - 30 Years
300 Forge Way Rockaway, New Jersey	—	376	1,075	—	342	376	1,417	1,793	458	1989	1998	10 - 30 Years

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period						Life On Which
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed

400 Forge Way Rockaway, New Jersey	—	1,142	3,267	—	321	1,142	3,588	4,730	816	1989	1998	10 - 30 Years
51 - 55 Charles Lindbergh Blvd.
Mitchel Field, New York	—	(A)	27,975	—	4,334	—	32,309	32,309	9,375	1981	1998	10 - 30 Years
100 Summit Drive Valhalla, New York	16,211	3,007	41,351	—	5,463	3,007	46,814	49,821	11,926	1988	1998	10 - 30 Years
115/117 Stevens Avenue Valhalla, New York	—	1,094	22,490	—	2,128	1,094	24,618	25,712	5,791	1984	1998	10 - 30 Years
200 Summit Lake Drive Valhalla, New York	18,460	4,343	37,305	—	11,346	4,343	48,651	52,994	11,388	1990	1998	10 - 30 Years
140 Grand Street White Plains, New York	—	1,932	18,744	(1)	633	1,931	19,377	21,308	4,218	1991	1998	10 - 30 Years
500 Summit Lake Drive Valhalla, New York	—	7,052	37,309	—	7,842	7,052	45,151	52,203	12,774	1986	1998	10 - 30 Years
120 W.45th Street New York, New York	—	28,757	162,809	7,660 (B)	6,545	36,417	169,354	205,771	31,896	1998	1999	10 - 30 Years
1255 Broad Street Clifton, New Jersey	—	1,329	15,869	—	4,395	1,329	20,264	21,593	4,878	1999	1999	10 - 30 Years
810 7th Avenue New York, New York	79,651	26,984 (A)	152,767	117	17,827	27,101	170,594	197,695	31,934	1970	1999	10 - 30 Years
100 Wall Street New York, New York	34,516	11,749	66,517	93	14,745	11,842	81,262	93,104	15,735	1969	1999	10 - 30 Years
One Orlando Orlando, Florida	—	9,386	51,136	32	7,502	9,418	58,638	68,056	11,233	1987	1999	10 - 30 Years
1350 Avenue of the Americas New York, New York	73,009	19,222	109,168	—	21,244	19,222	130,412	149,634	21,812	1966	2000	10 - 30 Years
919 3rd. Avenue New York, New York	241,305	101,644 (A)	205,736	12,795	90,639	114,439	296,375	410,814	38,446	1970	2000	10 - 30 Years
360 Hamilton Avenue White Plains, New York	—	2,838	34,606	—	23,464	2,838	58,070	60,908	11,638	2000	2000	10 - 30 Years
492 River Road Nutley, New Jersey	—	2,615	5,102	1	4,354	2,616	9,456	12,072	1,921	2000	2000	10 - 30 Years
275 Broadhollow Road Melville, New York	—	3,850	12,958	972	9,370	4,822	22,328	27,150	2,857	1970	1997	10 - 30 Years

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period						Life On Which
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed

400 Garden City Plaza Garden City, New York	—	9,081	17,004	(3,975)	(22,583)	5,106	(5,579)	(473)	17	1989	1997	10 - 30 Years
90 Merrick Avenue East Meadow, New York	—	(A)	23,804	—	8,115	—	31,919	31,919	5,627	1985	1997	10 - 30 Years
120 White Plains Rd Tarrytown, New York	—	3,852	24,861	—	4,651	3,852	29,512	33,364	5,109	1984	1997	10 - 30 Years
100 White Plains Road Tarrytown, New York	—	79	472	—	79	79	551	630	76	1984	1997	10 - 30 Years
51 JFK Parkway Short Hills, New Jersey	—	10,053	62,504	1	1,159	10,054	63,663	73,717	12,157	1988	1998	10 - 30 Years
680 Washington Blvd Stamford, Connecticut	—	4,561	23,698	530	457	5,091	24,155	29,246	4,619	1989	1998	10 - 30 Years
750 Washington Blvd Stamford, Connecticut	—	7,527	31,940	530	199	8,057	32,139	40,196	5,926	1989	1998	10 - 30 Years
1305 Walt Whitman Road Melville, New York	—	3,934	24,040	—	806	3,934	24,846	28,780	5,200	1999	1999	10 - 30 Years
50 Marcus Drive Melville, New York	—	930	13,600	69	6,569	999	20,169	21,168	2,794	2001	1998	10 - 30 Years
100 Grasslands Road Elmsford, New York	—	289	3,382	—	934	289	4,316	4,605	830	2001	1997	10 - 30 Years
58 South Service Road Melville, New York	—	1,061	—	6,888	45,696	7,949	45,696	53,645	5,597	2001	1998	10 - 30 Years
103 JFK Parkway Short Hills, New Jersey	—	3,098	18,011	217	11,363	3,315	29,374	32,689	5,417	2002	1997	10 - 30 Years
1055 Washington Blvd Stamford, Connecticut	—	—	31,637	—	432	—	32,069	32,069	1,503	1987	2003	10 - 30 Years
3 Giralda Farms Chattam, New Jersey	—	5,675	17,028	—	69	5,675	17,097	22,772	240	1990	2004	10-30 Years
44 Whippany Chattam, New Jersey	—	7,500	22,006	—	10	7,500	22,016	29,516	184	1985	2004	10-30 Years
1185 Avenue of the Americas New York, New York	—	—	322,180	—	21,676	—	343,856	343,856	11,102	1969	2004	10-30 Years

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004
(in thousands)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period						Life On Which
Description	Encumbrance	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed

300 Broadhollow Road Melville, New York	—	10,250	31,386	—	—	10,250	31,386	41,636	268	1989	2004	10-30 Years
32 Windsor Islip, New York	—	32	321	—	46	32	367	399	367	1971	1971	10-30 Years
101 JFK Expressway Short Hills, New Jersey	—	4,646	25,878	275	15,175	4,921	41,053	45,974	7,966	1981	1997	10-30 Years
Land held for development	—	90,609	—	—	—	90,609	—	90,609	—	N/A	Various	N/A
Developments in progress	—	—	21,363	—	—	—	21,363	21,363	—
Other property	—	—	—	—	23,002	—	23,002	23,002	7,442

Total	$609,518	$463,800	$2,172,892	$28,158	$530,214	$491,958	$2,703,106	$3,195,064	$551,018

A	These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B	Includes costs incurred to acquire the lessor’s rights to an air rights lease agreement.

The aggregate cost of Federal Income Tax purposes was approximately $2,370 million at December 31, 2004.

Back to Contents

EXHIBIT NUMBER	DESCRIPTION

12.1	Statement of Ratios of Earnings to Fixed Charges
21.1	Statement of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in Part IV of the Form 10-K)
31.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and President of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Rule 13a–14(a) or Rule 15(d)–14(a)
31.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Rule 13a–14(a) or Rule 15(d)–14(a)
32.1	Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and President of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code