Form 10-K
period 2005-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2006-03-21
CIK 930810

Click here to Contents

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

OR

☐     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number 1-13762

RECKSON OPERATING PARTNERSHIP, L. P.
(Exact name of registrant as specified in its charter)

Delaware	11-3233647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Broadhollow Road, Melville, NY	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-6900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No .

          Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   No .

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

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Reckson Associates Realty Corp.’s Proxy Statement for the Annual Shareholder’s Meeting to be held May 25, 2006 are incorporated by reference into Part III.

As of March 17, 2006, approximately 1.5 million common units of limited partnership interest were held by non-affiliates of the Registrant. There is no established trading market for such units.

Click here to Cover

Back to Contents

PART I

ITEM 1.	BUSINESS

General

Reckson Operating Partnership, L.P. (the “Operating Partnership”) commenced operations on June 2, 1995. Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”). The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, their affiliated partnerships and other entities (“Reckson”). Unless the context requires otherwise, the terms “Company”, “we”, “us”, “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and its wholly-owned subsidiaries. For approximately 50 years, Reckson has been engaged in the business of owning, developing, acquiring, constructing, managing and leasing office and industrial properties in the New York City tri-state area (the “Tri-State Area”). Based on industry surveys, management believes that the Company is one of the largest owners and operators of Class A central business district (“CBD”) and suburban office properties in the Tri-State Area. At December 31, 2005 we owned 103 properties (inclusive of twenty-five office properties owned through joint ventures) in the Tri-State Area CBD and suburban markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by us. The properties include 17 Class A CBD office properties encompassing approximately 7.2 million rentable square feet. The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 52.1% of our net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2005. These properties also include 78 Class A suburban office properties encompassing approximately 12.2 million rentable square feet, of which 59 of these properties, or 46.8% as measured by square footage, are located within our 14 office parks. We have historically emphasized the development and acquisition of suburban office properties in large-scale office parks. We believe that owning properties in planned office parks provides strategic and synergistic advantages, including the following:  (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include eight flex properties encompassing approximately 863,000 rentable square feet.

Through our ownership of properties in the key CBD and suburban office markets in the Tri-State Area, we believe we have a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Subsequent to the events of September 11, 2001, as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. We believe this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating its regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

We also own certain land parcels throughout our markets in the Tri-State Area which we hold for current and future development (the “Development Parcels”). During July 2004, we commenced the ground-up development on one of the Development Parcels of a 300,000 square foot Class A office building located within our existing three building executive office park in Melville, NY with a total anticipated investment of approximately $64.0 million. This development was recently completed and is approximately 67% leased. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut with a total anticipated investment of approximately $10.1 million. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 316,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ with an anticipated incremental investment of approximately $47.0 million. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning and other conditions. There can be no assurances that such conditions will be met or that the transaction will be consummated. Excluding the foregoing, at December 31, 2005 our inventory of Development Parcels aggregated  approximately 309 acres of land in 10 separate parcels of which we can, based on current estimates, develop approximately 3.6 million square feet of office space and which we had invested approximately $123.8 million.

Our core business strategy is based on a long-term outlook considering real estate as a cyclical business. We seek to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for

Back to Contents

success over the long-term. This approach allows us to recognize different points in the market cycle and adjust our strategy accordingly. We are reasonably optimistic about the prospects for continued economic recovery in our markets. We still choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

Historically we have opportunistically purchased underdeveloped land, vacant buildings or buildings that were under managed or under performing. We apply our real estate expertise to develop, redevelop, renovate and reposition our assets with the goal of creating value in these real estate assets. Since the Company’s initial public offering (“IPO”) in June 1995, we have developed, redeveloped, renovated or repositioned 20 properties encompassing approximately 3.3 million square feet of office and industrial / flex space.

As of December 31, 2005, we had invested approximately $55.2 million in loans and REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund created in 1997 as a research and development vehicle for us to invest in alternative real estate sectors outside our core office focus (see “Recent Developments-Other Investing Activities” for further discussion).

Reckson Associates Realty Corp. controls the Operating Partnership as the sole general partner and, as of December 31, 2005, owned approximately 96.8% of the Operating Partnership’s outstanding common units of limited partnership interest (“OP Units”).

We have established an unsecured credit facility (the “Credit Facility”) with a maximum borrowing amount of $500 million scheduled to mature in August 2008. The Credit Facility requires us to comply with a number of financial and other covenants on an ongoing basis.

There are numerous commercial properties that compete with us in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition.

Our principal executive offices are located at 225 Broadhollow Road, Melville, New York 11747 and our telephone number at this location is (631) 694-6900. At December 31, 2005, we had approximately 300 employees.

We make certain filings with the Securities and Exchange Commission, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, available free of charge through our website, www.reckson.com, as soon as reasonably practicable after they are filed with the Securities and Exchange Commission. Our annual report to equityholders, press releases and recent presentations are also available free of charge on the website.

Recent Developments

Acquisitions, Dispositions and Investing Activities

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million. One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet. We made these acquisitions through advances under our Credit Facility.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square (the “Court Square JV”) to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”) for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after

Back to Contents

September 20, 2009, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt.

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

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $179,000.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture.

On July 14, 2005, we acquired two adjacent Class A suburban office buildings aggregating approximately 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our Credit Facility. On August 26, 2005 this property was encumbered, along with eight other properties, with an interest only mortgage in the amount of approximately $55.3 million and on September 21, 2005 was sold to a newly formed joint venture, Reckson Australia Operating Company LLC (the “RAOC JV”) for approximately $76.5 million which included the assignment of  the property’s mortgage debt.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the RAOC JV in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005). In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale. As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”). Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein. The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

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

Back to Contents

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the RAOC JV acquired three of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY and 710 Bridgeport Avenue, Shelton, CT, aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. The balance of the cash proceeds was used to fund our development activities and for general corporate purposes.

The Tranche III closing (“Tranche III”), consisting of five of our properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption of approximately $51.5 million of existing mortgage debt. The Tranche III closing is subject to customary closing conditions.

Our Service Companies provide asset management, property management, leasing, construction and other services to the RAOC JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the RAOC JV. As of December 31, 2005, we earned and received approximately $3.6 million in transaction related fees and approximately $966,000 of ongoing fees from the RAOC JV. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in the Reckson LPT, and  (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

In connection with the Tranche I closing, on September 21, 2005 the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006. The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value at the time of each transfer to RAOC JV. The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. The development remains subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

Back to Contents

On September 22, 2005, we sold two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million. As a result, we recorded an aggregate gain of approximately $14.0 million. For federal income tax purposes, we recognized a tax gain of approximately $12.6 million. Such tax gain did not affect the Company’s REIT distribution requirements.

On October 7, 2005, we acquired a 1.1 million square foot Class A office complex located in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million and changed the name of the complex to Reckson Plaza. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options. The acquisition of Reckson Plaza was financed, in part, (i) from sales proceeds being held by a qualified intermediary pursuant to a Section 1031 Exchange as the property was an identified, qualified replacement property, (ii) a borrowing under our Credit Facility, (iii) the satisfaction of our $27.6 million junior participating mezzanine loan which was secured by a pledge of an indirect interest of an entity which owned the ground leasehold estate and (iv) cash on hand. In connection with this acquisition we also acquired an adjoining 8.2 acre development site for approximately $19.0 million which was financed through a borrowing under our Credit Facility.

On October 20, 2005, we acquired a 118,000 square foot suburban office property situated on ten acres of land located at 711 Westchester Avenue in White Plains, NY for approximately $24.8 million. This acquisition was financed through the assumption of approximately $12.5 million of existing debt on the property and a borrowing under our Credit Facility.

On December 20, 2005, we sold our property located at 48 Harbor Park Drive, Port Washington, NY for approximately $6.4 million and recorded a gain on sales of real estate of approximately $2.7 million.

On December 20, 2005, we sold our property located at 100 Wall Street, New York, NY for approximately $134.0 million and  recorded a gain on sales of real estate of approximately $46.1 million. The property was secured by a first mortgage and cross collateralized with another one of our New York City properties. In order to effectuate the sale and not incur prepayment penalties which would be due under a prepayment of the mortgage, we provided the lender with replacement collateral and assigned this mortgage debt to the replacement collateral properties. In connection with the assignment, we paid a substitution of collateral fee and other costs aggregating approximately $2.0 million. In addition, we provided the purchaser with a mezzanine loan in the amount of $30.0 million which bears interest at 15.0% per annum, requires payments of interest only and has a term of two years. Cash proceeds of approximately $100.9 million were used, in part, to acquire a 14 building suburban office portfolio as discussed below.

On December 29, 2005, we acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, concentrated within five business parks, located in Westchester County, for approximately $255.0 million. We made this acquisition through a borrowing under a $250 million term loan from Goldman Sachs Mortgage Company (the “Term Loan”) and cash sales proceeds from the sale of our property located at 100 Wall Street, New York, NY.

Notes Receivable Investment Activity

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

Back to Contents

property is currently 100% leased. The balance of these investments was funded through a borrowing under our Credit Facility and cash on hand.

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bore interest at 15.0% per annum, was secured by a subordinate pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY and had a scheduled maturity date of March 31, 2006. As described above, during May 2005, we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan). We also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction. The Promissory Note bore interest at 4.86% per annum, matured on November 30, 2005, was secured by a security interest in a reserve account owned by the borrower and was pre-payable in whole or in part without penalty. These investments were funded through a borrowing under our Credit Facility. On November 30, 2005, the Promissory Note was repaid, we advanced an additional $5.0 million under the mezzanine loan and adjusted its interest rate to 17.5% per annum and extended its maturity date to November 30, 2009. The refinanced junior mezzanine loan is secured by interests in the 1166 Avenue of the Americas condominium and guaranteed by Mr. Cappelli.

On October 7, 2005, a wholly owned subsidiary of the Operating Partnership advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005. This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

At December 31, 2005, we had invested approximately $93.4 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at December 31, 2005 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr.,2010(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr.,2012(a)
72 Madison Avenue, NY, NY	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (b)	25,000	17.50%	Nov., 2005	Nov.,2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec.,2007

	$93,387

(a)		Prepayable without penalty after 18 months from initial funding.
(b)		Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

At December 31, 2005, we also held a $17.0 million note receivable, which bore interest at 12% per annum and was secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the “Omni Note”).

As of December 31, 2005, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum (the “Other Note”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

As of December 31, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

Back to Contents

Other Investing Activities

During 1997, the Company formed FrontLine Capital Group (“FrontLine”) and RSVP, a real estate venture capital fund whose common equity is held indirectly by FrontLine. In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT–qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). To date, approximately $59.8 million has been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

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

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2005.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formally owned by RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million options of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006.

In addition to the foregoing we also have investments in unconsolidated real estate joint ventures of (i) an approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.8 million with an interest rate of 6.35% per annum and a remaining term of approximately 15 years, (ii) a 25% joint venture interest in the RAOC JV where our share of unconsolidated joint venture debt is approximately $52.3 million with a weighted average interest rate of 5.26% per annum and a weighted average term of 4.6 years and (iii) a 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 9.7 years.

Back to Contents

Leasing Activity

During the year ended December 31, 2005, the Company executed 283 leases encompassing approximately 2.2 million square feet. The following table summarizes the leasing activity by location and property type:

	Number of leases	Leased square feet	Average effective rent per square foot (1)

CBD office properties
Connecticut	39	416,034	$25.51
New York City	40	377,639	40.98
Westchester	6	17,834	26.48

Subtotal / Weighted average	85	811,507	32.73

Suburban office properties
Long Island	98	694,711	25.32
New Jersey	29	181,702	25.11
Westchester	67	500,443	21.93

Subtotal / Weighted average	194	1,376,856	24.06

Flex properties
New Jersey	4	45,918	7.28

Subtotal / Weighted average	4	45,918	7.28

Total	283	2,234,281	26.86

(1)	Base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions

Financing Activities

We maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, contains options provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility accrue interest at a rate of LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At December 31, 2005, the outstanding borrowings under the Credit Facility aggregated $419.0 million and carried a weighted average interest rate of 5.17% per annum.

The following table sets forth our applicable margin, pursuant to the Credit Facility, which indicates the additional respective percentages per annum applied to LIBOR based-borrowings determined based on the Operating Partnership’s senior unsecured credit rating:

Senior unsecured credit rating	Applicable Margin

A- /A3	0.500%
BBB+ /Baa1	0.525%
BBB /Baa2	0.600%
BBB-/Baa3	0.800%
Below BBB-/Baa3 or unrated	1.100%

Back to Contents

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. On December 29, 2005, we borrowed $150.0 million under the Credit Facility and with cash available acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, located in Westchester County, New York. On January 13, 2006, we repaid $254.0 million of outstanding borrowings under the Credit Facility primarily from the proceeds of the Term Loan. As a result, our availability to borrow additional funds increased to $335.0 million. At December 31, 2005, we had availability under the Credit Facility to borrow approximately an additional $81.0 million, subject to compliance with certain financial covenants.

We maintain access to unsecured debt markets through the Operating Partnership’s investment grade ratings on its senior unsecured debt. As of December 31, 2005, these ratings from the major rating organizations are as follows:

Rating Organization	Rating	Outlook

Fitch Ratings	BBB-	Stable
Moody’s Investors Service	Baa3	Stable
Standard & Poor’s	BBB-	Stable

These security ratings are not a recommendation to buy, sell or hold the Company’s securities and they are subject to revision or withdrawal at any time by the rating organization. Ratings assigned by each rating organization have their own meaning within that organization’s overall classification system. Each rating should be evaluated independently of any other rating.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $11.4 million, $8.1 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

On June 20, 2005, in connection with the acquisition of our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint venture. As a result, our total secured debt related to this property was approximately $11.1 million. On September 1, 2005, the mortgage note’s scheduled maturity date, we repaid the then outstanding balance of approximately $10.9 million with proceeds received from the August 26, 2005 mortgage financings discussed below, resulting in the satisfaction of this note.

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square, Long Island City, a sub-market of New York City. The mortgage note bears interest at a fixed rate of 4.905% per annum, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”). In the event the mortgage is not satisfied on the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield. The final maturity date of the loan is May 1, 2020. The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations. As additional collateral for the loan, the lender under certain circumstances may require letters of credit for their benefit, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015 and the space has not been re-leased. Proceeds received from this financing, net of mortgage recording tax and other costs, of approximately $303.5 million, were used to repay a portion of the Bridge Facility. On November 30, 2005, we sold a 70% interest in this property to a group of institutional investors led by JPMorgan Investment Management which included their assumption of $220.5 million of the mortgage debt.

On August 26, 2005, we encumbered a pool of nine of our suburban office properties with interest only mortgages in the aggregate amount of approximately $196.1 million. Proceeds received, net of costs and required escrows, of approximately $188.3 million were used to repay borrowings under our Credit Facility, the remaining balance outstanding under our Bridge Facility and for the repayment of the secured property debt on 520 White Plains Road, Tarrytown, NY. On September 21, 2005, these properties and related underlying mortgages were sold to the RAOC JV. The mortgage notes bear interest at a fixed

Back to Contents

interest rate of 5.20% per annum and mature in September 2010. These mortgage notes are cross-collateralized by the nine properties in the pool.

On September 12, 2005 we encumbered three of our suburban office properties with interest only mortgages in the aggregate amount of approximately $51.5 million. Proceeds received, net of costs and required escrows, of approximately $50.2 million were used to repay borrowings under our Credit Facility and for general corporate purposes. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in October 2010. We have contracted to sell these properties to the RAOC JV, subject to the mortgage notes, in October 2006. These mortgage notes are cross-collateralized by the three properties in the pool.

Pursuant to the terms of the mortgage note encumbering the property located at 200 Summit Lake Drive in Valhalla, NY, the note was prepayable, without penalty, subsequent to September 1, 2005. On September 30, 2005, we repaid the outstanding balance of approximately $18.1 million with proceeds received from the RAOC JV which resulted in the satisfaction of this note.

The mortgage debt on the property located at 395 North Service Road in Melville, NY was scheduled to mature on October 28, 2005. Pursuant to the terms of the note, we prepaid the mortgage debt on September 30, 2005, at which time the outstanding balance was approximately $18.6 million. We funded this prepayment with a borrowing under our Credit Facility and proceeds received from the sale of properties to the RAOC JV which resulted in the satisfaction of this note.

On October 20, 2005, in connection with our acquisition of 711 Westchester Avenue in White Plains, NY we assumed an existing first mortgage debt on the property of approximately $12.5 million. The mortgage bears interest at approximately 5.4% per annum, requires monthly payments of interest only through January 2007 and monthly payments of interest and principal based on a 30 year amortization schedule commencing in February 2007. The mortgage matures on January 1, 2015.

On December 20, 2005, in connection with the sale of our mortgaged property located at 100 Wall Street, New York, NY, we exercised our right under the mortgage note to replace collateral and assign the related mortgage debt to two of our suburban office properties; 275 Broadhollow Road, Melville, NY and 90 Merrick Avenue, Merrick, NY. In connection with the assignment, we paid a substitution of collateral fee and other costs totalling approximately $2.0 million. Such costs are being amortized to expense over the remaining term of the mortgage.

At December 31, 2005, we had 15 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $625.1 million. These mortgage notes are secured by properties with an aggregate cost basis at December 31, 2005 of approximately $1.2 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $41.6 million of the $625.1 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2006 and 2015. The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2005, 2004 and 2003 were approximately 7.1%, 7.3%, and 7.2%, respectively.

At December 31, 2005, our unconsolidated joint ventures had total indebtedness of approximately $751.1 million, which was comprised of $13.0 million of floating rate unsecured debt and approximately $738.1 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.1% and a weighted average maturity of approximately 8.3 years. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $158.6 million.

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the RAOC JV, subject to their mortgage debt of approximately $20.1 million. The RAOC JV subsequently pre-paid the mortgage notes with proceeds from an unrelated financing transaction.

On January 13, 2006, we obtained our $250.0 million Term Loan from Goldman Sachs Mortgage Company. The Term Loan is for an initial term of three months and we have the option for a three month extension upon paying a one-time fee of 25 basis points on the amount then outstanding. The Term Loan has terms, including interest rates and financial covenants, substantially similar to our Credit Facility. Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility.

Stock and Other Equity Offerings

During 2005, we received approximately $14.1 million of proceeds from the exercise of 571,194 Company stock options.

During 2005 and 2004, the Operating Partnership issued 127,510 and 33,843 OP Units, respectively, in connection with property acquisitions. In addition, during 2005, certain limited partners in the Operating Partnership exchanged approximately 1.6 million OP Units for an equal number of shares of the Company’s common stock.

Back to Contents

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable:  (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or securities of the Operating Partnership that have a per share/OP Unit value exceeding 10% of the market price of the Company’s shares; or (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days.

The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the exchange rate terms, we believe the issuance of the Company’s shares, if any, would be significantly less than 8.8 million shares. The deben tures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions, prior to June 15, 2010.

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

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. As a result of the aforementioned reduction, there are currently no distributions being made on the Preferred Units.

Business Strategies and Growth Opportunities

Our primary business objectives are to maximize current return to equityholders through increases in distributable cash flow per share/OP Unit and to increase equityholders’ long-term total return through the appreciation in value of the Company’s common stock and the Operating Partnership’s OP Units. Our core business strategy is based on a long-term outlook considering real estate as a cyclical business. We seek to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term. This approach allows us to recognize different points in the market cycle and adjust our strategy accordingly. During 2005, we experienced increased leasing activity, which resulted in increased occupancies in our properties. This was particularly true in the New York City and Long Island markets and in the Route 24 corridor market in Northern New Jersey where vacancy rates have decreased and market rents have increased. The increased leasing activity and increase in rents is a result of the economic recovery occurring in the New York tri-state region which has resulted in an increase in demand for office space with limited new supply. We are reasonably optimistic about the prospects for continued economic recovery in our markets. As a result of the recovery in our markets we have started development activities where we see market demand and limited supply warrant such activity. We have also adopted a strategy of pricing our premier space in our highest quality assets at the upper end of market rates. We may do this in instances where expiring tenants cannot meet that pricing and, therefore, will vacate that space. We may incur downtime to re-lease that space at higher rents. We still choose to maintain our conservative strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility. We plan to achieve these objectives by continuing our business strategies and capitalizing on the internal and external growth opportunities as described below.

Back to Contents

Business Strategies. Management believes that throughout its operating history it has created value in its properties through a variety of market cycles by implementing the operating strategies described below. These operating strategies include: (i) a multidisciplinary leasing approach that involves architectural design and construction personnel as well as leasing professionals, (ii) innovative marketing programs that strategically position our properties and distinguish our portfolio from the competition, increase brand equity and gain market-share. These cost-effective, high-yield programs include electronic web-casting, targeted outdoor and print media campaigns and sales promotion that enhances broker relationships and influences tenant retention, (iii) a comprehensive tenant service program and property amenities designed to maximize tenant satisfaction and retention, (iv) cost control management and systems that take advantage of economies of scale that arise from our market position and efficiencies attributable to the state-of-the-art energy control systems at many of the office properties, (v) a fully integrated infrastructure of proprietary and property management accounting systems which encompasses technologically advanced systems and tools that provide meaningful information, on a real time basis, throughout the entire organization and (vi) an acquisition, disposition and development strategy that is continuously adjusted in light of anticipated changes in market conditions and that seeks to capitalize on management’s multidisciplinary expertise and market knowledge to modify, upgrade and reposition a property in its marketplace in order to maximize value.

We also currently intend to adhere to a policy of maintaining a stabilized debt ratio over time (defined as our total debt as a percentage of the sum of our total debt and the market value of our equity) of not more than 50%. This debt ratio is intended to provide us with financial flexibility to select the optimal source of capital (whether debt or equity) with which to finance external growth. There can be no assurances that we will not adjust this policy in the future. As of December 31, 2005, our debt ratio was approximately 40.1%. This calculation is net of minority partners’ proportionate share of joint venture debt and includes our share of unconsolidated joint venture debt.

Growth Opportunities. We intend to achieve our primary business objectives by applying our business strategies to the internal and external growth opportunities described below.

Internal Growth. To the extent New York City, Long Island, Westchester, New Jersey and the Southern Connecticut office markets continue to recover with limited new supply, management believes we are well positioned to benefit from rental revenue growth through: (i) contractual annual compounding of 3-4% base rent increases on approximately 90% of existing leases from our Long Island properties, (ii) periodic contractual increases in base rent on existing leases from our Westchester properties, New Jersey properties, New York City properties and our Southern Connecticut properties and (iii) the potential for increases to base rents as leases expire and space is re-leased at the higher rents that exist in the current market environment.

Through our ownership of properties in the key CBD and suburban office markets in the Tri-State Area, we believe we have a unique competitive advantage as the trend toward the regional decentralization of the workplace increases. Subsequent to the events of September 11, 2001 as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs. We believe this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

External Growth. We seek to acquire multi-tenant Class A office buildings and other high quality, well located buildings in New York City and the surrounding Tri-State Area CBD and core suburban markets located in the Tri-State Area. Management believes that the Tri-State Area presents future opportunities to acquire or invest in properties at attractive yields. Valuations of Class A office properties in the Tri-State Area markets have risen significantly over the past 18 months. We believe this is attributable to several factors including the economic recovery the market is experiencing, the flow of capital into the real estate sector, the lack of available product and the supply constrained nature of our markets. We believe that our (i) capital structure, in particular our Credit Facility providing for a maximum borrowing amount of up to $500 million (with additional capacity of $250 million upon receiving additional lender commitments) and access to unsecured debt markets, (ii) ability to acquire a property for OP Units and thereby defer the seller’s income tax on gain, (iii) operating economies of scale, (iv) relationships with corporate owners of real estate, financial institutions and private real estate owners, (v) fully integrated operations in our five existing divisions and (vi) our substantial position and franchise in the submarkets in which we own properties will enhance our ability to identify and capitalize on acquisition opportunities. We also intend to selectively develop new Class A CBD and suburban office properties primarily on land we currently own and to continue to redevelop existing properties as these opportunities arise. We will concentrate our development activities on Class A CBD and suburban office properties within the Tri-State Area. We will also invest in mezzanine debt or preferred equity positions that are secured by assets or interests in assets located in our Tri-State Area markets. We may also utilize our development expertise to invest in mixed use development projects in our markets with local development partners. We believe that these types of investments may have higher risk/reward attributes. However, management believes that such risks can be mitigated by our experience, knowledge and operating expertise in the markets in which the assets are located.

Back to Contents

We also believe that our New York City division provides additional leasing and operational capabilities and enhances our overall franchise value by being the only real estate operating company in the Tri-State Area with significant presence in both Manhattan and key Tri-State Area sub-markets. We actively seek alternative sources of low-cost capital to finance our growth opportunities. During 2005, we accessed the Australian Capital Markets and formed a strategic joint venture with an Australian Listed Property Trust which we manage. This vehicle was structured in a manner where we can raise additional capital through future offerings of the Limited Property Trust’s units to the Australian Market. We plan to expand our joint venture relationships with U.S. institutional partners or seek similar low-cost capital overseas to purchase assets in our markets. We believe that establishing multiple low-cost capital sources will provide us with a competitive advantage in acquiring assets as well as provide us the ability to leverage our operating infrastructure in the form of management and other fees.

In addition, when valuations for commercial real estate properties are high, we may seek to sell certain properties or interests therein to realize value and profit created. We will then seek opportunities to reinvest the capital realized from these dispositions back into assets in our core Tri-State Area markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. During 2005, we sold over $900 million of assets.

Regulations

Many laws and governmental regulations are applicable to our business and properties and changes in these laws and regulations, or their interpretation by agencies and the courts, occur frequently.

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

Competition

The leasing of real estate is highly competitive. There are numerous commercial properties that compete with us in attracting tenants and numerous companies that compete in selecting land for development and properties for acquisition. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, and the design and condition of our properties. When attempting to acquire real estate, we compete with REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others.

Forward Looking Statements

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

Back to Contents

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

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to investors who purchase or own our securities. The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to service debt and make distributions to our equityholders, any or all of which could in turn cause a decline in the market value of our securities.

•          We are dependent on the New York Tri-State area market due to limited geographic diversification and our financial results may suffer as a result of a decline in economic conditions in such area

A decline in the economic conditions in the Tri-State Area and for commercial real estate could adversely affect our business, financial condition and results of operations. All of our properties are located in the Tri-State Area, although our organizational documents do not restrict us from owning properties outside this area. Each of our five markets is located in New York City and the suburbs of New York City and may be similarly affected by economic changes in this area. A significant downturn in the financial services industry and related industries would likely have a negative effect on these markets and on the performance of our properties.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of our properties and our ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

•          Debt servicing and refinancing, increases in interest rates and financial and other covenants could adversely affect our economic performance

Dependence upon debt financing; risk of inability to service or refinance debt. Under the terms of our partnership agreement, we operate so as to facilitate the Company’s qualifications as a REIT. In order for the Company to qualify as a REIT, for federal income tax purposes, it is required to distribute at least 90% of its taxable income. As a result, we are more reliant on debt or equity financings than many other companies that are able to retain more of their income.

We are subject to the risks associated with debt financing. Our cash flow could be insufficient to meet required payments of principal and interest. We may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, or the terms of such refinancing might not be as favorable as the terms of the existing indebtedness. As of December 31, 2005, the weighted average maturity of our existing indebtedness was approximately 3.8 years and our total existing indebtedness (net of minority partners’ interests’ share of our consolidated joint venture debt and including our share of unconsolidated joint venture debt) was approximately $2.0 billion. We also may not be able to refinance any indebtedness we incur in the future. Finally, we may not be able to obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

Rising interest rates could adversely affect cash flow. We conduct all of our operations through, and serve as the sole general partner of, the Operating Partnership. Increases in interest rates could increase the Operating Partnership’s interest

Back to Contents

expense, which could adversely affect its ability to service its indebtedness or to pay distributions to our equityholders. As of December 31, 2005, approximately 21% of our total existing indebtedness was variable rate debt and our total debt was approximately $2.0 billion. Outstanding advances under the Operating Partnership’s credit facility bear interest at variable rates. In addition, we may incur indebtedness in the future that also bears interest at a variable rate.

Covenants in our debt agreements could adversely affect our financial condition and our ability to make distributions. The Operating Partnership has an unsecured credit facility with JPMorgan Chase Bank, National Association, as Administrative Agent, which provides for a maximum borrowing amount of up to $500 million. The credit facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. The ability of the Operating Partnership to borrow under the credit facility is subject to certain covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio. The credit facility also contains a financial covenant limiting the amount of cash distributions that we may pay to holders of our common equity during any fiscal quarter if they exceed, when added to all distributions paid during the three immediately preceding quarters, the greater of:

•	90% of our funds from operations; and

•	the amounts required in order for the Company to continue to qualify as a REIT.

We rely on borrowings under the Operating Partnership’s credit facility to finance acquisition and development activities and for working capital purposes. Although the Operating Partnership presently is in compliance with the covenants under the credit facility, the Operating Partnership’s ability to borrow under such facility is subject to continued compliance with the financial and other covenants contained therein. There is no assurance that the Operating Partnership will continue to be in compliance. If the Operating Partnership is unable to borrow under its credit facility, it could adversely affect our financial condition, including our ability to service our indebtedness or pay distributions to our equityholders.

The indenture under which our unsecured notes are issued also contains customary covenants, including financial covenants relating to limitations on our ability to incur secured and unsecured indebtedness and the maintenance of a certain percentage of unencumbered assets. The Operating Partnership is in compliance with the covenants under the indenture, but there can be no assurance that it will continue to be in compliance with such covenants.

In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties with insurance carriers who satisfy certain ratings standards. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all-risk” policies. In November 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Risk Insurance Extension Act of 2005. In the event that our coverage for losses resulting from terrorist acts is limited, there can be no assurance that the lenders under our mortgage loans would not take the position that exclusions from our coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans. Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans. This matter could adversely affect our financial results and our ability to finance and/or refinance our properties or to buy or sell properties. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540 million on a per occurrence basis.

The facility fee and interest rate payable under the terms of our credit facility are subject to change based upon changes in our credit ratings. Our senior unsecured debt is currently rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service, Inc. As of December 31, 2005, based on a pricing grid of the Operating Partnership’s unsecured debt ratings, borrowings under our credit facility accrued interest at a rate of LIBOR plus 80 basis points and our credit facility carried a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s unsecured credit ratings, the interest rates and facility fee are subject to change. At December 31, 2005, the outstanding borrowings under our credit facility aggregated $419.0 million and carried a weighted average interest rate of 5.17%.

No limitation on debt. Currently, we have a policy of incurring debt only if our Debt Ratio is 50% or less. As of December 31, 2005, our Debt Ratio was approximately 40.1%. For these purposes, “Debt Ratio” is defined as the total debt of the Operating Partnership as a percentage of the market value of outstanding shares of common stock, including the conversion of outstanding partnership units in the Operating Partnership, the liquidation preference of the preferred units of the Operating Partnership,

Back to Contents

excluding all units of general partnership interest owned by us, plus total debt (including our share of unconsolidated joint venture debt and net of minority partners’ interests’ share of consolidated joint venture debt). Under this policy, we could incur additional debt if the Company’s stock price increases, even if we may not have a corresponding increase in our ability to repay the debt. In addition, as of December 31, 2005, our debt-to-equity ratio was 1:1.5x. We calculated our debt-to-equity ratio by comparing the total debt of the Operating Partnership to the value of the Company’s outstanding common stock, common units of limited partnership interest and liquidation preference of the preferred units of the Operating Partnership (including its share of unconsolidated joint venture debt and net of minority partners’ interests’ share of consolidated joint venture debt), each based upon the market value of the Company’s common stock, and the liquidation preference of the preferred units of limited partnership interest in the Operating Partnership, excluding all units owned by us.

As described above, our credit facility and the indenture under which our unsecured notes are issued contain financial covenants which limit the ability of the Operating Partnership to incur additional indebtedness. However, our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Accordingly, our Board of Directors could alter or eliminate our policy with respect to the incurrence of debt and would do so, for example, if it were necessary in order for the Company to continue to qualify as a REIT. If this policy were changed, we could become more highly leveraged, resulting in higher interest payments that could adversely affect our ability to pay distributions to our equityholders and could increase the risk of default on the Operating Partnership’s existing indebtedness.

•          The value of our investments in loans to FrontLine Capital Group (“FrontLine”) and in joint venture investments with Reckson Strategic Venture Partners LLC (“RSVP”) may be subject to further loss

During 1997, we formed Frontline and RSVP, a real estate venture capital fund whose common equity is held indirectly by Frontline. In connection with the formation and spin-off of Frontline, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million. The Operating Partnership also approved the funding of investments of up to $110 million relating to REIT-qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). As of December 31, 2005, approximately $59.8 million had been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP/FLCG Investments”), on which we accrued interest (net of reserves) of approximately $19.6 million. The net carrying value of our investments in the RSVP/FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2005. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

FrontLine is in default under the FrontLine Loans and on June 12, 2002 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. A committee of our Board of Directors, comprised solely of independent directors, considers any actions to be taken by us in connection with the RSVP/FLCG Investments. Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of Directors of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formerly owned by RSVP.

•          Our acquisition, development and construction activities could result in losses

We intend to acquire existing office properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms and that our investments will fail to perform as expected. Some of the properties that we acquire may require significant additional investment and upgrades and are subject to the risk that estimates of the cost of improvements to bring such properties up to standards established for the intended market position may prove inaccurate.

We also intend to continue the selective development and construction of office properties in accordance with our development and underwriting policies as opportunities arise. Our development and construction activities include the risks that:

•	we may abandon development opportunities after expending resources to pursue development;

•	construction costs of a project may exceed our original estimates;

•	occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

Back to Contents

•	financing may not be available to us on favorable terms for development of a property; and

•
we may not complete construction and lease-up on schedule, resulting in increased carrying costs to complete construction, construction costs and, in some instances, penalties owed to tenants with executed leases.

Our development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations. If any of the above events occur, our ability to pay distributions to our equityholders and service the Operating Partnership’s indebtedness could be adversely affected. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management’s time and attention.

•          Adverse real estate market conditions, increases in operating expenses or capital expenditures, tenant defaults and uninsured losses could adversely affect our financial results

•	Our properties’ revenues and value may be adversely affected by a number of factors, including:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	the need to periodically renovate, repair and relet our space;

•	increasing operating costs, including real estate taxes and utilities, which may not be passed through to tenants;

•	defaults by our tenants or their failure to pay rent on a timely basis; and

•	uninsured losses.

A significant portion of our real estate investment expenses, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a decrease in income from our properties. In addition, our real estate values and income from properties are also affected by our compliance with laws, including tax laws, interest rate levels and the availability of financing.

We may suffer losses as a result of tenant bankruptcies. If any of our tenants files for protection from creditors under federal bankruptcy laws, such tenant generally has the right, subject to certain conditions, to reject its leases with us. In the event this occurs, we may not be able to readily lease the space or to lease it on equal or better terms.

Our reliance on a major tenant could lead to losses. As a result of our acquisition in May 2005 of a 1.4 million square foot office tower located at One Court Square, Long Island City, New York, our lease with the seller, Citibank, N.A. and our subsequent transfer of a 70% interest in the property to a joint venture partner, rent from Citibank at this and other properties in our portfolio currently comprises approximately 4.2% of our pro-rata share of annualized base rent. We could be adversely affected if Citigroup experiences a significant downturn in its business, becomes insolvent or files for bankruptcy. Under the terms of its lease at One Court Square, Citibank has the right to cancel up to 20% of the leased space in 2011 and 2012 and to cancel up to an additional 20% of such space in 2014 and 2015. We could be adversely affected if Citibank exercises its options to terminate its leases and we are unable to lease the space at similar rents.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. In addition, provisions of the Internal Revenue Code of 1986, as amended (the “Code”), limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so. Since under our partnership agreement we operate in a manner that facilitates the Company’s qualifications as a REIT, this limitation may limit our ability to dispose of assets.

We may be unable to structure property dispositions in a tax-efficient manner. Certain of our properties have low tax bases relative to their fair values and, accordingly, the disposition of such properties would generate significant taxable gain unless they were transferred in a tax-free exchange under Section 1031 of the Code or another tax-free or tax-deferred transaction. For an exchange to qualify for tax-deferred treatment under Section 1031, many technical requirements must be satisfied. For example, a qualified replacement property must be identified within 45 days of the sale of the relinquished property and such qualified replacement property generally must be acquired within 180 days from the sale. Given the competition for

Back to Contents

properties meeting our investment criteria, there can be no assurance that we will be able to identify and acquire qualified replacement properties within the required time frames under Section 1031, in which case we would not receive the tax benefit of such an exchange. As of March 7, 2006, we currently have approximately $94.5 million being held by a qualified intermediary. In the event we do not find qualified replacement properties in a timely manner we would recognize approximately $32.5 million of taxable gain, which could potentially affect the Company’s REIT distribution requirements.

Competition in our markets is significant. The competition for tenants in the office markets in the Tri-State Area is significant and includes properties owned by other REITs, local privately-held companies, institutional investors and other owners. There is also significant competition for acquisitions in our markets from the same types of competitors.

Increasing operating costs could adversely affect cash flow. Our properties are subject to operating risks common to commercial real estate, any and all of which may adversely affect occupancy or rental rates. Our properties are subject to increases in our operating expenses such as cleaning, electricity, heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other costs associated with security, landscaping, repairs and maintenance of our properties. As a result of the impact of the events of September 11, 2001, we have realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs. While our tenants generally are currently obligated to pay a portion of these costs, there is no assurance that tenants will agree to pay these costs upon renewal or that new tenants will agree to pay these costs initially. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without at the same time decreasing occupancy rates. While we have cost saving measures at each of our properties, if any of the above occurs, our ability to pay distributions to our equityholders and service our indebtedness could be adversely affected.

Some potential losses are not covered by insurance; losses could result from terrorist acts. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Five of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the TRIA was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Risk Insurance Extension Act of 2005. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540 million on a per occurrence basis. There can be no assurance that we will be able to replace these coverages at reasonable rates or at all.

Furthermore, losses arising from acts of war or relating to pollution are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits should occur, we could lose our capital invested in a property, as well as any future revenue from the property. We would remain obligated on any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.

•          Property ownership through partnerships and joint ventures creates additional investment risks

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partners or co-venturer might become bankrupt, that our partners or co-venturer might at any time have different interests or goals than we do, and that our partners or co-venturer may take action contrary to our instructions, requests, policies or objectives, including our policy with respect to facilitating the Company’s qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor our partners or co-venturer would have full control over the partnership or joint venture. There is no limitation under our organizational documents as to the amount of funds that may be invested in partnerships or joint ventures.

The following is a description of the significant joint ventures in which we are involved:

Our joint venture in 919 Third Avenue, New York, New York, includes the risks that we cannot enter into large leases or refinance or dispose of the property in our discretion. On December 21, 2001, we formed a joint venture (the “919JV”) with the New York State Teachers’ Retirement Systems (“NYSTRS”) whereby NYSTRS acquired a 49% indirect interest in the property located at 919 Third Avenue, New York, New York for $220.5 million, which was comprised of $122.1 million of its proportionate share of secured mortgage debt and approximately $98.4 million of cash which was then distributed to us. We are responsible for managing the day-to-day operations and business affairs of the 919JV and have substantial rights in making decisions affecting the property such as developing a budget, leasing and marketing. We must obtain the consent of NYSTRS in order to make certain decisions, including a sale of the property, purchasing any additional property or entering into significant leases. NYSTRS has certain rights primarily intended to protect its investment.

Back to Contents

Our joint venture in a portfolio of six office properties includes the risks that we cannot enter into large leases or refinance the properties in our discretion. During September 2000, we formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest. TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to us. Since the formation of the Tri-State JV, we acquired TIAA’s 49% interest in two of the properties held by the Tri-State JV and the Tri-State JV sold one of its properties to a third party. As a result of these transactions, the Tri-State JV owns six Class A suburban office properties aggregating approximately 946,000 square feet. We are responsible for managing the day-to-day operations and business affairs of the Tri-State JV and have substantial rights in making decisions affecting the properties such as leasing, marketing and financing. The minority member has certain rights primarily intended to protect its investment.

Our investment in the Omni includes the risks that we cannot refinance or dispose of the property in our sole discretion and we could have our general partnership interest converted into a limited partnership interest. The Operating Partnership owns a 60% general partner interest in Omni Partners, L.P. (the “Omni Partnership”), the partnership that owns the Omni, a 579,000 square foot office building located in our Nassau West Corporate Center office park. Odyssey Partners, L.P. (“Odyssey”) and an affiliate of Odyssey own the remaining 40% interest. Through our partnership interest, we act as managing partner and have the sole authority to conduct the business and affairs of the Omni Partnership subject to the limitations set forth in the amended and restated agreement of limited partnership of the Omni Partnership (the “Omni Partnership Agreement”). These limitations include Odyssey’s right to negotiate under certain circumstances a refinancing of the mortgage debt encumbering the Omni and the right to approve any sale of the Omni made on or before March 13, 2007 (the “Acquisition Date”). The Operating Partnership will continue to act as the sole managing partner of the Omni Partnership unless certain conditions specified in the Omni Partnership Agreement shall occur. Upon the occurrence of any of these conditions, the Operating Partnership’s general partnership interest shall convert to a limited partnership interest and an affiliate of Odyssey shall be the sole managing partner, or, at the option of Odyssey, the Operating Partnership shall be a co-managing partner with an affiliate of Odyssey. In addition, on the Acquisition Date, the Operating Partnership will have the right to purchase Odyssey’s interest in the Omni Partnership at a price (the “Option Price”) based on 90% of its fair market value. The Option Price shall apply to the payment of all sums due under a loan made by the Operating Partnership in March 1997 to Odyssey in the amount of approximately $17 million. The Odyssey loan matures on the Acquisition Date and is secured by a pledge of Odyssey’s interest in the Omni Partnership.

Our formation of a joint venture with Reckson New York Property Trust (“Reckson LPT”) subjects us to certain risks. On September 21, 2005, we announced the completion of the public offering in Australia of approximately A$263 million (approximately US$202 million) of units in a newly-formed Company-sponsored Australian listed property trust, Reckson LPT, which is traded on the Australian Stock Exchange, and the closing of the first of three tranches of this transaction. Reckson LPT contributed the net proceeds of the offering to Reckson Australia Operating Company, LLC, a newly-formed joint venture (the “RAOC JV”), in exchange for a 75% indirect interest therein. Simultaneously, the RAOC JV acquired from us 17 properties for a transaction price of approximately $367 million (including the assumption of approximately $196 million in mortgage debt). In return, we received a 25% interest in the RAOC JV and approximately $128 million in cash. In tranche II, which closed on January 6, 2006, we transferred an additional three properties to the RAOC JV for approximately $84.6 million (including the assignment of approximately $20.1 million in mortgage debt) and maintained our 25% interest in the RAOC JV. We have agreed to transfer to the RAOC JV an additional five properties for approximately $111.8 million in the third tranche of the transaction, which is expected to close in October 2006.

In connection with these transactions, we arranged for approximately $320 million of debt to encumber the properties transferred to the RAOC JV. In August and September 2005, we entered into loan agreements with UBS Real Estate Investments Inc. for an aggregate of approximately $248 million, which were secured by nine of the properties transferred to the RAOC JV in September 2005, and three of the properties scheduled to be transferred to the RAOC JV during October 2006. In January 2006, the RAOC JV entered into a loan agreement with Citigroup Global Markets Realty Corp. for approximately $72 million, which was secured by two of the properties transferred to the RAOC JV in January 2006 and five of the properties transferred in the first tranche. In connection with the August 2005 loan, we have provided guarantees covering customary exceptions from the non-recourse nature of the indebtedness, as well as certain obligations relating to the potential termination of a number of leases at four of the properties. We have also guaranteed to the lender certain capital requirements related to certain of the properties. The loan agreement provides that we will be relieved of (i) the customary non-recourse exceptions and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100 million and (ii) all but two of the lease-related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.00 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2005, the RAOC JV met the $100 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

Reckson LPT is managed by Reckson Australia Management Limited (“RAML”), an Australian licensed “Responsible Entity” which is wholly-owned by the Operating Partnership. If RAML fails to maintain its license as a “Responsible Entity” it could no longer manage Reckson LPT. RAML is managed by a six member board that includes three independent directors from Australia. Reckson Australia LPT Corporation, which is wholly-owned by Reckson LPT, serves as the managing member of the RAOC JV, and has substantial rights in making decisions affecting the RAOC JV, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the RAOC JV, a disposition of all or substantially all of its assets, or its liquidation or dissolution. Such major decisions require the prior written consent of a majority of the non-managing members. We, through RAML, will have obligations to the RAOC JV, Reckson LPT and its unitholders in connection with the management of Reckson LPT.

Certain members of our management, including Mr. Scott Rechler, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company, will be involved with the management and operation of the RAOC JV and will devote time and attention to matters relating to the RAOC JV.

The completion of the third tranche of this transaction is subject to conditions typical for transactions of this nature and, as a result, there can be no assurance that the third tranche will be completed on the terms described above or at all. There also can be no assurance that the RAOC JV will perform as we anticipate.

Our joint venture in One Court Square, Long Island City, New York, includes the risks that we cannot enter into large leases or refinance or dispose of the property in our sole discretion and we could be removed as administrative member. On November 30, 2005, we formed a joint venture (the “Court Square JV”) with a group of institutional investors (the “JV Partners”) led by JPMorgan Investment Management, whereby the JV Partners acquired a 70% interest in our 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, for approximately $329.7 million, including the assumption of approximately $220.5 million of debt. Pursuant to the terms of the operating agreement governing the Court Square JV, the Court Square JV will be managed by a two-person management committee composed of one representative from each of the Company and the JV Partners. We have been designated as the administrative member of the Court Square JV. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the property level debt, and to dissolve the Court Square JV. We may be removed as administrative member if (i) we become bankrupt, (ii) we are found to have committed fraud, willful misconduct or gross negligence in the conduct of our duties, (iii) we make an unpermitted transfer under the agreement or (iv) the Operating Partnership holds, directly or indirectly, less than a 10% interest in the Court Square JV.

The operating agreement grants to each of the Company and the JV Partners a right of first offer to acquire the other member’s interest in the Court Square JV at any time after November 30, 2007. In addition, after September 20, 2009, either the Company or the JV Partners may recommend the sale of One Court Square (or 100% of the interest in the Court Square JV) to a third party at the price at which such member would be willing to sell the property. The non-recommending member may either approve the proposed marketing of the property or may purchase the property at an equivalent price. Also, either member may initiate a buy-sell process at any time after (i) November 30, 2007, if a dispute with respect to a “major decision” arises, or (ii) September 20, 2009. In the event the JV Partners exercise their right to recommend the sale of the property or initiate a buy-sell process, we may not be able to finance our acquisition of the property and it may be sold to a third party.

Back to Contents

•          Investments in mortgage debt could lead to losses.

We hold investments in mortgages secured by office or other types of properties. We may acquire the mortgaged properties through foreclosure proceedings or negotiated settlements. In addition to the risks associated with investments in commercial properties, investments in mortgage indebtedness present additional risks, including the risk that the fee owners of such properties may not make payments of interest and principal in a timely fashion or at all, and we may not realize our anticipated return or sustain losses relating to the investments. Moreover, to the extent that we make investments in mortgages that are secured by properties other than office properties, we are less experienced with the financing and operations of these other property types and therefore may not properly evaluate the risks involved in such investments. Although we currently have no intention to originate mortgage loans as a significant part of our business, we may make loans to a seller in connection with our purchase of real estate. The underwriting criteria we would use for these loans would be based upon the credit and value of the underlying real estate.

•          Investments in mezzanine loans involve greater risks of loss than senior loans secured by properties.

We may invest in mezzanine loans relating to office or other types of properties in the Tri-State Area. Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Moreover, to the extent that we make investments in mezzanine loans that relate to properties other than office properties, we are less experienced with the financing and operations of these other property types and therefore may not properly evaluate the risks involved in such investments. There is no limitation under our organizational documents as to the amount of mezzanine debt in which we may invest.

•          Environmental problems are possible

Under various Federal, state and local laws, ordinances and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the owner’s liability therefor as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Even if more than one person was responsible for the contamination, each person covered by the environmental laws may be held responsible for the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Certain environmental laws also govern the removal, encapsulation or disturbance of asbestos-containing materials (“ACMs”) when such materials are in poor condition, or in the event of renovation or demolition. Such laws impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, we may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

All of our properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies. These Phase I, or similar environmental audits have revealed limited environmental issues which we are currently addressing at the affected properties. These environmental audits have not revealed any environmental liability that we believe would have a material adverse effect on our business.

Back to Contents

•          Failure by the Company to qualify as a REIT would be costly

The Company has operated (and intends to operate) so as to qualify as a REIT under the Code beginning with its taxable year ended December 31, 1995. Under the terms of our partnership agreement we operate in a manner to facilitate the Company’s ability to qualify as a REIT. Although our management believes that the Company is organized and operated in a manner to so qualify, no assurance can be given that the Company will continue to qualify or remain qualified as a REIT.

If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Moreover, unless entitled to relief under certain statutory provisions, it also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would significantly reduce net earnings available to service indebtedness, make investments or pay distributions to equityholders because of the additional tax liability of the REIT for the years involved. Also, the Company would not then be required to pay dividends to its stockholders. These circumstances would likely also have a negative impact on the Operating Partnership as the REIT, as our general partner, might cause us to cease the payment of regular quarterly distributions.

•          We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of the Company’s shares of common stock

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect the Company and us. Effective generally for taxable years 2003 through 2008, the maximum rate of tax applicable to individuals on qualified dividend income from regular C corporations is 15%. This reduces substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Dividends from REITs generally will not qualify for the 15% dividend tax rate because, as a result of the dividends-paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders. The lower rates of taxation of qualified dividend income may cause individual investors to view stocks of non-REIT corporations as more attractive relative to stocks of REITs. We cannot predict what impact these tax rates, or future changes in the laws or regulations governing REITs, may have on the value of the Company’s shares of common stock or our units.

•          Limits on changes in control may deter changes in management and third party acquisition proposals

Supermajority Vote for Removal of Directors. In the Company’s charter, the Company has opted into a provision of the Maryland General Corporation Law (the “MGCL”) requiring a vote of two-thirds of the common stock to remove one or more directors.

Majority of Votes Required to Call Special Meetings of Stockholders. The Company’s bylaws provide that a special meeting of stockholders need only be called if requested by holders of the majority of votes eligible to be cast at such meeting.

The Company has adopted a stockholder rights plan which could delay, defer or prevent a change in control. The Company’s charter authorizes the Board of Directors to issue up to 25 million shares of preferred stock, to reclassify unissued shares of capital stock, and to establish the preferences, conversion and other rights, voting powers, restrictions, limitations and restrictions on ownership, limitations as to dividends or other distributions, qualifications, and terms and conditions of redemption for each class or series of any capital stock issued.

In October 2000, the Company’s Board of Directors adopted a Stockholder Rights Plan designed to protect its stockholders from various abusive takeover tactics, including attempts to acquire control at an inadequate price, depriving stockholders of the full value of their investment. The Rights Plan is designed to allow the Board of Directors to secure the best available transaction for all of its stockholders. The Rights Plan was not adopted in response to any known effort to acquire control the Company.

Under the Rights Plan, each of the Company’s stockholders received a dividend of one Right for each share of the Company’s outstanding common stock owned. The Rights are exercisable only if a person or group acquires, or announces their intent to acquire, 15% or more of the Company’s common stock, or announces a tender offer the consummation of which would result in beneficial ownership by a person or group of 15% or more of the Company’s common stock. Each Right entitles the holder to purchase one one-thousandth of a share of a series of the Company’s junior participating preferred stock at an initial exercise price of $84.44.

If any person acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, then all Rights holders except the acquiring person are entitled to purchase the Company’s common stock at a price discounted from the then market price. If the Company is acquired in a merger after such an acquisition, all Rights holders except the acquiring person are also entitled to purchase stock in the buyer at a discount in accordance with the Rights Plan.

Back to Contents

The Operating Partnership has adopted a similar plan which will be triggered in an event the Company’s Rights Plan is triggered.

Limitations on acquisition of and changes in control pursuant to Maryland law. The Company has opted out of certain provisions of the MGCL referred to as the “control share acquisition statute,” which eliminates the voting rights of shares acquired in a Maryland corporation in quantities so as to constitute “control shares,” as defined under the MGCL and the “business combination statute,” which generally limits business combinations between a Maryland corporation and any 10% owners of the corporation’s stock or any affiliate thereof. However, the Board of Directors may eliminate the provision exempting acquisitions from the control share acquisition statute and/or cause the business combination statute to be applicable without, in either case, obtaining the approval of the Company’s stockholders. If the Board of Directors took such action(s), these provisions could have the effect of inhibiting a third party from making an acquisition proposal for the Company or of delaying, deferring or preventing a change in control of the Company under circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then-prevailing market price.

•         The value of our securities could decrease in the event we do not maintain our current distribution rate and also as a result of our performance and market perception

Effect of earnings and cash dividends. The value of the equity securities of the Company may be based primarily upon the market’s perception of its growth potential and its current and future cash dividends, and may be secondarily based upon the real estate market value of the underlying assets. During the prior two years, we have incurred significant leasing costs, in the form of tenant improvement costs, leasing commissions and free rent, as a result of market demands from tenants and high levels of leasing transactions that result from the re-tenanting of scheduled expirations or space vacated due to early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. As a result of these and/or other operating factors, our cash available for distribution from operating activities was not sufficient to pay 100% of the dividends paid on our common equity during 2004 and 2005. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from property sales or borrowings under our credit facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2006. We currently intend to fund any shortfalls with proceeds from sales of non-income producing assets or borrowings under our credit facility. We periodically review our dividend policy to determine the appropriateness of our dividend rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain REIT status. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

Adverse impact of rising interest rates. One factor which influences the price of securities is the dividend or interest rate on the securities relative to market interest rates. Rising interest rates may lead potential buyers of our equity securities to expect a higher dividend rate, which would adversely affect the market price of the securities. In addition, rising interest rates would result in increased expense, thereby adversely affecting cash flow and the ability of the Operating Partnership to service its indebtedness.

•          Transactions by the Operating Partnership or the Company could adversely affect debt holders

Except with respect to a covenant limiting the incurrence of indebtedness, a covenant requiring the Operating Partnership to maintain a certain percentage of unencumbered assets and a covenant requiring any successor in a business combination with the Operating Partnership to assume all of the obligations of the Operating Partnership under the indenture pursuant to which the debt securities will be issued, the indenture does not contain any provisions that would protect holders of debt securities in the event of (i) a highly leveraged or similar transaction involving the Operating Partnership, the management of the Operating Partnership or the Company, or any affiliate of any these parties, (ii) a change in control or (iii) certain reorganizations, restructuring, mergers or similar transactions involving the Operating Partnership or the Company.

•	No market exists for our equity securities

No market exists for our equity securities, nor is it expected that one will develop. In addition, transfers of any interest generally require the consent of the Company as general partner which it may withhold in its sole discretion

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2.	PROPERTIES

General

As of December 31, 2005 we owned 103 properties (including twenty-five office properties owned through joint ventures) in the Tri-State Area CBD and suburban markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by us. The properties include 17 Class A CBD office properties encompassing approximately 7.2 million rentable square feet. The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. The CBD office properties comprised 52.1% of our net operating income

Back to Contents

(property operating revenues less property operating expenses) for the three months ended December 31, 2005. The properties also include 78 Class A suburban office properties encompassing approximately 12.2 million rentable square feet, of which 59 of these properties, or 46.8% as measured by square footage, are located within our 14 office parks. We have historically emphasized the development and acquisition of suburban office properties in large-scale office parks. We believe that owning properties in planned office parks provides strategic and synergistic advantages, including the following:  (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. The properties also include eight flex properties encompassing approximately 863,000 rentable square feet.

Set forth below is a summary of certain information relating to our properties, categorized by office and flex properties, as of December 31, 2005.

Office Properties

General

As of December 31, 2005, we owned or had an interest in 17 Class A CBD office properties encompassing approximately 7.2 million square feet and 78 Class A suburban office properties encompassing approximately 12.2 million square feet. As of December 31, 2005, the office properties were approximately 92.3% leased (excluding properties under development) to approximately 1,000 tenants.

The office properties are Class A office buildings and are well-located, well-maintained and professionally managed. In addition, these properties are modern with high finishes and achieve among the highest rent, occupancy and tenant retention rates within their sub-markets. The 17 Class A CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY. 59 of the 78 suburban office properties are located within our 14 office parks. The buildings in these office parks offer a full array of amenities including health clubs, racquetball courts, restaurants, computer controlled HVAC access systems and conference centers. Management believes that the location, quality of construction and amenities as well as our reputation for providing a high level of tenant service have enabled us to attract and retain a national tenant base. The office tenants include companies representing all major industry groups including consumer products, financial services, commercial banks and legal services.

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

The following table sets forth certain information as of December 31, 2005 for each of the office properties.

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date) (1)	Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent (2)	Annual Base Rent Per Leased Square Ft.	Number of Tenant Leases

Suburban Office Properties:
Huntington Melville Corporate Center
395 North Service Road, Melville, NY	100%	Lease (2081)	7.5	4	188,233	100.0%	$5,719,140	$30.38	6
35 Pinelawn Road, Melville, NY	25%	Fee	6.0	2	108,747	98.7%	2,394,465	22.31	35
200 Broadhollow Road, Melville, NY	25%	Fee	4.6	4	68,760	97.3%	1,651,424	24.69	13
275 Broadhollow Road, Melville, NY	100%	Fee	5.8	4	126,770	100.0%	3,288,246	25.94	1
300 Broadhollow Road, Melville, NY	100%	Fee	14.7	4	238,628	95.8%	4,009,946	17.54	22
48 South Service Road, Melville, NY	100%	Fee	7.3	4	128,024	99.7%	3,355,261	26.30	12
58 South Service Road, Melville, NY	100%	Fee	18.8	4	278,503	95.2%	8,924,530	33.66	11
68 South Service Road, Melville, NY	100%	Fee	14.8	4	300,198	67.5%	1,211,335	5.98	1
1305 Old Walt Whitman Road, Melville, NY	51%	Fee	18.1	3	164,166	100.0%	4,654,013	28.35	3

Total Huntington Melville Corporate Center			97.6		1,602,029	92.2%	35,208,360	23.83	104

North Shore Atrium
6800 Jericho Turnpike, Syosset, NY (6)	100%	Fee	13.0	2	206,403	96.3%	4,424,695	22.27	42
6900 Jericho Turnpike, Syosset, NY (6)	100%	Fee	5.0	4	95,227	100.0%	2,365,671	24.84	13

Total North Shore Atrium			18.0		301,630	97.5%	6,790,366	23.10	55

Nassau West Corporate Center
50 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease (2082)	9.1	6	218,043	94.7%	5,241,259	25.37	21
60 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease (2082)	7.8	2	219,066	100.0%	5,581,769	25.48	1
51 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease (2081)	6.6	1	108,000	100.0%	2,904,370	26.89	1
55 Charles Lindbergh Boulevard, Mitchel Field, NY	25%	Lease (2081)	10.0	2	214,581	100.0%	3,006,783	14.01	2
Reckson Plaza, Mitchel Field, NY	100%	Lease (2083)	28.2	15	1,064,828	90.7%	26,060,544	26.98	38
333 Earle Ovington Boulevard, Mitchel Field, NY	60%	Lease (2088)	30.6	10	580,317	95.0%	17,534,070	31.79	31
90 Merrick Avenue, Mitchel Field, NY	100%	Lease (2084)	13.2	9	234,202	92.7%	5,677,439	26.15	22

Total Nassau West Corporate Center			105.5		2,639,037	94.1%	66,006,234	26.59	116

Stand-alone Long Island Properties
88 Duryea Road, Melville, NY	25%	Fee	1.5	2	23,878	100.0%	429,453	17.99	4
520 Broadhollow Road, Melville, NY	100%	Fee	7.0	1	87,780	100.0%	1,932,331	22.01	3
1660 Walt Whitman Road, Melville, NY	100%	Fee	6.5	1	77,872	83.0%	1,477,072	22.85	9
150 Motor Parkway, Hauppauge, NY	25%	Fee	11.3	4	186,220	88.3%	3,453,594	21.00	29
300 Motor Parkway, Hauppauge, NY	25%	Fee	4.2	1	54,284	100.0%	1,059,038	19.51	7
50 Marcus Drive, Melville, NY	100%	Fee	12.9	2	163,762	100.0%	4,198,852	25.64	1

Total Stand-alone Long Island			43.4		593,796	94.1%	12,550,340	22.46	53

Tarrytown Corporate Center
505 White Plains Road, Tarrytown, NY	25%	Fee	1.4	2	26,320	100.0%	547,872	20.82	22
520 White Plains Road, Tarrytown, NY	100%	Fee(3)	6.8	6	157,970	75.7%	2,461,198	20.59	4
555 White Plains Road, Tarrytown, NY	25%	Fee	4.2	5	121,730	98.2%	2,224,234	18.60	8
560 White Plains Road, Tarrytown, NY	25%	Fee	4.0	6	124,140	89.1%	2,443,671	22.10	17
580 White Plains Road, Tarrytown, NY	100%	Fee	6.1	6	169,483	65.2%	2,111,156	19.12	15
660 White Plains Road, Tarrytown, NY	25%	Fee	10.9	6	253,283	89.0%	5,152,504	22.86	38

Total Tarrytown Corporate Center			33.4		852,926	83.5%	14,940,635	20.99	104

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date) (1)	Land Area (Acres)		Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent (2)	Annual Base Rent Per Leased Square Ft.	Number of Tenant Leases

Reckson Executive Park
1 International Drive, Ryebrook, NY	100%	Fee	N/A		3	90,000	100.0%	630,000	7.00	1
2 International Drive, Ryebrook, NY	100%	Fee	N/A		3	90,000	100.0%	630,000	7.00	1
3 International Drive, Ryebrook, NY	100%	Fee	N/A		3	91,193	59.8%	1,289,689	23.64	5
4 International Drive, Ryebrook, NY	100%	Fee	N/A		3	87,547	98.4%	2,297,209	26.65	8
5 International Drive, Ryebrook, NY	100%	Fee	N/A		3	90,000	56.6%	1,195,846	23.47	2
6 International Drive, Ryebrook, NY	100%	Fee	N/A		3	95,097	100.0%	2,102,839	22.11	8

Total Reckson Executive Park			44.4			543,837	85.8%	8,145,583	17.45	25

Summit at Valhalla
100 Summit Lake Drive, Valhalla, NY	100%	Fee	11.3		4	249,297	100.0%	5,280,791	21.18	8
200 Summit Lake Drive, Valhalla, NY	100%	Fee	18.0		4	233,585	99.4%	6,164,075	26.56	9
500 Summit Lake Drive, Valhalla, NY	100%	Fee	29.1		4	227,902	100.0%	5,842,480	25.64	1

Total Summit at Valhalla			58.4			710,784	99.8%	17,287,346	24.37	18

Mt. Pleasant Corporate Center
115 / 117 Stevens Avenue, Mt. Pleasant, NY	100%	Fee	5.0		3	168,667	75.5%	2,460,547	19.33	16

Total Mt. Pleasant Corporate Center			5.0			168,667	75.5%	2,460,547	19.33	16

Purchase Park
2500 Westchester Avenue, White Plains, NY	100%	Fee	N/A		4	166,144	52.6%	2,162,273	24.72	13
2700 Westchester Avenue, White Plains, NY	100%	Fee	N/A		4	115,930	54.6%	1,290,623	20.37	15

Total Purchase Park			24.6			282,074	53.5%	3,452,896	22.90	28

Rockledge Center
925 Westchester Avenue, White Plains, NY	100%	Fee	N/A		5	92,207	79.2%	1,682,884	23.04	10
1025 Westchester Avenue, White Plains, NY	100%	Fee	N/A		5	89,761	88.5%	1,844,381	23.21	12

Total Rockledge Center			12.0			181,968	83.8%	3,527,265	23.13	22

Westchester Corporate Park
105 Corporate Park Drive, White Plains, NY	100%	Fee	10.4	(7)	3	85,845	91.5%	1,906,038	24.26	5
106 Corporate Park Drive, White Plains, NY	100%	Fee	20.4	(8)	4	102,599	73.6%	1,692,746	22.43	19
108 Corporate Park Drive, White Plains, NY	100%	Fee	NA	(8)	5	107,179	75.8%	1,841,112	22.65	12
110 Corporate Park Drive, White Plains, NY	100%	Fee	NA	(8)	2	38,827	81.0%	643,833	20.48	10
3 Gannett Drive, White Plains, NY	100%	Fee	10.6		5	160,896	78.5%	2,890,047	22.89	5

Total Westchester Corporate Park			41.4			495,346	79.3%	8,973,776	22.83	51

White Plains Office Park
701 Westchester Avenue, White Plains, NY	100%	Fee	13.5		3	157,894	78.1%	2,381,160	19.30	19
707 Westchester Avenue, White Plains, NY	100%	Fee	21.3	(9)	5	123,822	76.6%	2,109,311	22.25	19
709 Westchester Avenue, White Plains, NY	100%	Fee	NA	(9)	5	121,145	69.0%	889,233	10.64	6
711 Westchester Avenue, White Plains, NY	100%	Fee	10.0		4	117,936	94.4%	2,667,915	23.97	18
777 Westchester Avenue, White Plains, NY	100%	Fee	10.0		5	121,190	82.4%	2,768,687	27.71	9

Total White Plains Office Park			54.8			641,987	79.9%	10,816,306	21.09	71

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date) (1)	Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent (2)	Annual Base Rent Per Leased Square Ft.	Number of Tenant Leases

Stand-alone Westchester
100 / 120 White Plains Road, Tarrytown, NY	51%	Fee	9.7	6	209,822	97.9%	5,286,773	25.75	12
80 Grasslands Road, Elmsford, NY	25%	Fee	4.9	3	87,114	100.0%	1,889,883	21.69	5

Total Stand-alone Westchester			14.6		296,936	98.5%	7,176,656	24.54	17

Executive Hill Office Park
100 Executive Drive, West Orange, NJ	25%	Fee	10.1	3	93,665	85.6%	1,753,626	21.87	10
200 Executive Drive, West Orange, NJ	25%	Fee	8.2	4	105,649	94.9%	2,134,175	21.29	9
300 Executive Drive, West Orange, NJ	100%	Fee	8.7	4	124,777	88.9%	1,743,463	15.72	11
10 Rooney Circle, West Orange, NJ	25%	Fee	5.2	3	70,716	86.3%	1,531,278	25.08	4

Total Executive Hill Office Park			32.2		394,807	89.3%	7,162,542	20.33	34

University Square Princeton
100 Campus Drive, Princeton, NJ	100%	Fee	N/A	1	27,888	65.9%	216,029	11.76	2
104 Campus Drive, Princeton, NJ	100%	Fee	N/A	1	70,239	87.0%	1,581,216	25.86	2
115 Campus Drive, Princeton, NJ	100%	Fee	N/A	1	33,600	100.0%	928,669	27.64	0

Total University Square			11.0		131,727	85.9%	2,725,914	24.10	4

Short Hills Office Park
101 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	9.0	6	190,071	100.0%	5,731,190	30.15	6
103 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	6.0	4	123,000	100.0%	4,182,000	34.00	1
51 John F. Kennedy Parkway, Short Hills, NJ	51%	Fee	11.0	5	252,892	100.0%	9,773,611	38.65	19

Total Short Hills Office Park			26.0		565,963	100.0%	19,686,801	34.78	26

Giralda Farms Office Park
1 Giralda Farms, Madison, NJ	100%	Fee	24.4	4	150,000	100.0%	1,562,500	10.42	1
3 Giralda Farms, Madison, NJ	100%	Fee	21	4	141,000	100.0%	4,152,450	29.45	1
7 Giralda Farms, Madison, NJ	100%	Fee	20	3	203,258	100.0%	4,958,009	24.39	4

Total Giralda Farms Office Park			65.4		494,258	100.0%	10,672,959	21.59	6

Stand-alone New Jersey Properties
99 Cherry Hill Road, Parsippany, NJ	100%	Fee	8.8	3	91,446	78.4%	1,398,563	19.51	8
119 Cherry Hill Road, Parsippany, NJ	100%	Fee	9.3	3	95,179	54.0%	936,681	18.23	8
44 Whippany Road, Morristown, NJ	100%	Fee	20	3	215,037	100.0%	4,891,361	22.75	5
72 Eagle Rock, East Hanover, NJ	100%	Fee	10.4	3	144,587	55.6%	1,692,387	21.05	3
3 University Plaza, Hackensack, NJ	100%	Fee	10.6	6	219,796	86.5%	3,865,856	20.34	19
1255 Broad Street, Clifton, NJ	100%	Fee	11.1	2	193,574	62.4%	2,414,234	20.00	1
492 River Road, Nutley, NJ	25%	Fee	17.3	3	130,009	100.0%	2,382,100	18.32	1

Total Stand-alone NJ Properties			87.5		1,089,628	78.9%	17,581,182	20.46	45

Stand-alone Connecticut Properties
225 Highridge Road, Stamford, CT	25%	Fee	14.1	3	227,966	98.6%	6,323,600	28.12	9

Total Stand-alone CT Properties			14.1		227,966	98.6%	6,323,600	28.12	9

Total Suburban Office Properties			789.3		12,215,366	89.6%	$261,489,308	$23.90	804

Back to Contents

	Percentage Ownership	Ownership Interest (Ground Lease Expiration Date) (1)	Land Area (Acres)	Number of Floors	Rentable Square Feet	Percent Leased	Annual Base Rent (2)	Annual Base Rent Per Leased Square Ft.	Number of Tenant Leases

CBD Office Properties:
Landmark Square
1 Landmark Square, Stamford, CT	100%	Fee	N/A	22	280,636	83.0%	$5,637,478	$24.21	47
2 Landmark Square, Stamford, CT	100%	Fee	N/A	3	35,689	85.8%	730,546	23.86	8
3 Landmark Square, Stamford, CT	100%	Fee	N/A	6	128,745	84.9%	2,556,143	23.40	14
4 Landmark Square, Stamford, CT	100%	Fee	N/A	5	101,908	66.4%	1,752,619	25.91	13
5 Landmark Square, Stamford, CT	100%	Fee	N/A	3	58,000	100.0%	249,932	4.31	3
6 Landmark Square, Stamford, CT	100%	Fee	N/A	10	163,263	74.8%	1,881,137	15.40	4

Total Landmark Square			7.2		768,241	80.8%	12,807,855	20.64	89

Stand-alone Connecticut
1055 Washington Boulevard, Stamford, CT	100%	Lease (2090)	1.5	10	178,000	83.3%	4,267,247	28.79	21
680 Washington Boulevard, Stamford, CT	51%	Fee	1.3	11	132,759	100.0%	3,699,043	27.86	7
750 Washington Boulevard, Stamford, CT	51%	Fee	2.4	11	186,148	100.0%	4,677,717	25.13	10

Total Stand-alone Connecticut			5.2		496,907	94.0%	12,644,007	27.07	38

Stand-alone Westchester
360 Hamilton Avenue, White Plains, NY	100%	Fee	1.5	12	381,626	98.2%	10,165,611	27.14	16
140 Grand Street, White Plains, NY	100%	Fee	2.2	9	122,050	100.0%	2,693,436	22.07	9

Total Stand-alone Westchester			3.7		503,676	98.6%	12,859,047	25.89	25

New York City Office Properties
120 West 45th Street, New York, NY	100%	Fee	0.4	40	441,140	100.0%	19,770,577	44.83	30
1 Court Square, Long Island City, NY	30%	Fee	1.5	50	1,401,609	100.0%	30,638,660	21.86	1
810 Seventh Avenue, New York, NY	100%	Fee(4)	0.6	42	690,675	97.8%	28,000,477	41.47	36
919 Third Avenue, New York, NY	51%	Fee(5)	1.5	47	1,366,516	100.0%	64,522,251	47.22	16
1185 Avenue of the Americas, New York, NY	100%	Lease (2043)	1.0	42	1,034,338	100.0%	45,787,196	44.27	30
1350 Avenue of the Americas, New York, NY	100%	Fee	0.6	35	554,643	94.9%	19,097,782	36.28	63

Total New York City Office Properties			5.6		5,488,921	99.2%	207,816,943	38.17	176

Total CBD Office Properties			21.7		7,257,745	96.9%	246,127,852	35.01	328

Total Office Properties			811.0		19,473,111	92.3%	$507,617,160	$28.25	1,132

(1)	Ground lease expirations assume exercise of renewal options by the lessee.
(2)
Represents Base Rent, net of electric reimbursement, of signed leases at December 31, 2005 adjusted for scheduled contractual increases during the 12 months ending December 31, 2006. Total Base Rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2006. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(3)
The actual fee interest in is held by the County of Westchester Industrial Development Agency. The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid in full.

(4)	There are air right agreements associated with this property which expire in 2044 and 2048.
(5)	There is a ground lease in place on a small portion of the land which expires in 2066.
(6)	These assets were sold to Reckson Australia Operating Company Janaury 2006. As of March 2006 Reckson owns a 25% interest in this property
(7)	103 Corporate Park Drive (a development asset) and 105 Corporate Park Drive are on one lot which is 10.4 acres.
(8)	The three buildings, 106/108/110 Corporate Park Drive are on one lot which is 20.4 acres.
(9)	The two buildings, 707/709 Westchester Avenue are on one lot which is 21.3 acres.

Back to Contents

Flex Properties

As of December 31, 2005, we owned eight flex properties that encompass approximately 863,000 rentable square feet. As of December 31, 2005, the flex properties were approximately 75.0% leased to 18 tenants.

Developments in Progress and Land Holdings

As of December 31, 2005, exclusive of assets classified as held for sale on our balance sheet, we had invested approximately $99.6 million in developments in progress and approximately $123.8 million relating to 10 parcels of land on which we can, based on current estimates, develop approximately 3.6 million square feet of office space. Management has made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

The following table sets forth our projects under development or repositioning, projects in planning and land holdings at December 31, 2005:

Projects under Development or Repositioning (square footage):

68 South Service Road, Melville	305,000
6 Landmark Square, Stamford, CT	161,578
7 Landmark Square, Stamford, CT	36,868
University Square, Princeton, NJ	316,000
103 Corporate Park Drive, White Plains, NY	67,207

Total Projects under Development or Repositioning	886,653

Projects in Planning (square footage):

Reckson Executive Park – Building 7, Ryebrook, NY	315,000
Giralda Farms, Madison Township, NJ	443,000
Giralda Farms, Chatham Township, NJ	125,000
600 Summit Lake Drive, Valhalla, NY	250,000

Total Projects in Planning	1,133,000

Land Holdings (acres):

Airport International Plaza – 45, Bohemia, NY	4.1
Eagle Rock III, East Hanover, NJ	15.2
East Patchogue, NY	25.2
Reckson Plaza Land, Mitchel Field, NY	8.2
Giralda Farms, Chatham Township, NJ	111.6
Valhalla, NY	39.5

Total Land Holdings	203.8

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years ended 2001 through 2005 for our office and industrial / flex properties, other than One Orlando Centre in Orlando, Florida which was sold on March 7, 2006:

	2001	2002	2003	2004	Average 2001-2004	2005

Suburban Markets - Office Properties
Total	$4,606,069	$5,283,674	$6,791,336	$7,034,054	$5,928,783	$8,402,935
Per Square Foot	$0.45	$0.53	$0.67	$0.69	$0.59	$0.78(2)
NYC Office Properties
Total	$1,584,501	$1,939,111	$1,922,209	$2,515,730	$1,990,388	$2,017,360
Per Square Foot	$0.45	$0.56	$0.55	$0.56	$0.53	$0.42(3)
Industrial / Flex Properties
Total	$711,666	$1,881,627	$1,218,401 (1)	$207,028	$1,004,681	$38,723
Per Square Foot	$0.11	$0.28	$0.23	$0.23	$0.22	$0.05

(1)			Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial / flex properties which were sold during the period.
(2)			Per square foot calculations for suburban markets – office properties exclude 68 South Service Road and the Eastridge Portfolio.
(3)			Per square foot calculations for NYC office properties exclude One Court Square, a 1,401,609 square foot, triple net leased building.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2001 through 2005 for our consolidated office and industrial / flex properties, other than One Orlando Centre in Orlando, Florida which was sold on March 7, 2006:

	2001	2002		2003		2004		Average 2001-2004	2005		New		Renewal

Long Island Office Properties
Tenant Improvements	$2,722,457	$1,917,466		$3,774,722		$4,856,604		$3,317,812	$4,768,833		$2,987,031		$1,781,802
Per Square Foot Improved	$8.47	$7.81		$7.05		$8.78		$8.03	$11.25		$12.74		$9.40
Leasing Commissions	$1,444,412	$1,026,970		$2,623,245		$2,345,325		$1,859,988	$1,546,354		$1,057,469		$488,885
Per Square Foot Leased	$4.49	$4.18		$4.90		$4.24		$4.45	$3.65		$4.51		$2.58

Total Per Square Foot	$12.96	$11.99		$11.95		$13.02		$12.48	$14.90		$17.25		$11.98

Westchester Office Properties
Tenant Improvements	$2,584,728	$6,391,589	(1)	$3,732,370		$6,323,134		$4,757,955	$5,296,662		$3,294,755		$2,001,907
Per Square Foot Improved	$5.91	$15.05		$15.98		$11.95		$12.22	$12.37		$25.32		$6.72
Leasing Commissions	$1,263,012	$1,975,850	(1)	$917,487		$2,671,548		$1,706,974	$1,923,552		$953,883		$969,669
Per Square Foot Leased	$2.89	$4.65		$3.93		$5.05		$4.13	$4.49		$7.33		$3.26

Total Per Square Foot	$8.80	$19.70		$19.91		$17.00		$16.35	$16.86		$32.65		$9.98

Connecticut Office Properties
Tenant Improvements	$213,909	$491,435		$588,087		$3,051,833		$1,086,316	$3,895,369		$2,751,908		$1,143,461
Per Square Foot Improved	$1.46	$3.81		$8.44		$12.71		$6.60	$11.86		$27.80		$4.98
Leasing Commissions	$209,322	$307,023		$511,360		$1,493,664		$630,342	$1,819,504		$712,303		$1,107,201
Per Square Foot Leased	$1.43	$2.38		$7.34		$6.22		$4.34	$5.54		$7.20		$4.82

Total Per Square Foot	$2.89	$6.19		$15.78		$18.93		$10.94	$17.40		$35.00		$9.80

New Jersey Office Properties
Tenant Improvements	$1,146,385	$2,842,521		$4,327,295		$1,379,362		$2,423,891	$2,421,779		$2,103,408		$318,371
Per Square Foot Improved	$2.92	$10.76		$11.57		$7.12		$8.09	$15.49		$22.15		$5.19
Leasing Commissions	$1,602,962	$1,037,012		$1,892,635		$832,658		$1,341,317	$1,394,470		$1,008,362		$386,108
Per Square Foot Leased	$4.08	$3.92		$5.06		$4.30		$4.34	$8.92		$10.63		$6.29

Total Per Square Foot	$7.00	$14.68		$16.63		$11.42		$12.43	$24.41		$32.78		$11.48

Total Suburban Markets - Office Properties
Tenant Improvements	$6,667,479	$11,643,011		$12,422,474		$15,610,933		$11,585,974	$16,382,643		$11,137,102		$5,245,541
Per Square Foot Improved	$5.14	$10.95		$10.24		$10.30		$9.10	$12.25		$19.94		$6.74
Leasing Commissions	$4,519,708	$4,346,855		$5,944,728		$7,343,194		$5,538,621	$6,683,880		$3,732,017		$2,951,863
Per Square Foot Leased	$3.48	$4.09		$4.90		$4.84		$4.35	$5.00		$6.68		$3.79

Total Per Square Foot	$8.62	$15.04		$15.14		$15.14		$13.45	$17.25		$26.62		$10.53

New York City Office Properties
Tenant Improvements	$788,930	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$5,189,719	$10,648,442	(2)	$9,995,554	(2)	$652,888
Per Square Foot Improved	$15.69	$18.39		$32.84		$23.21		$22.53	$28.20		$33.87		$7.91
Leasing Commissions	$1,098,829	$2,019,837		$2,950,330	(2)(3)	$3,041,141	(4)	$2,277,534	$4,418,706	(2)	$3,998,549	(2)	$420,157
Per Square Foot Leased	$21.86	$8.54		$16.68		$7.19		$13.57	$11.70		$13.55		$5.09

Total Per Square Foot	$37.55	$26.93		$49.52		$30.40		$36.10	$39.90		$47.42		$13.00

Industrial / Flex Properties
Tenant Improvements	$1,366,488	$1,850,812		$1,249,200		$310,522		$1,194,256	$112,781		$99,293		$13,488
Per Square Foot Improved	$1.65	$1.97		$2.42		$2.27		$2.08	$2.46		$5.90		$0.46
Leasing Commissions	$354,572	$890,688		$574,256		$508,198		$581,928	$65,740		$19,938		$45,802
Per Square Foot Leased	$0.43	$0.95		$1.11		$3.71		$1.55	$1.43		$1.18		$1.58

Total Per Square Foot	$2.08	$2.92		$3.53		$5.98		$3.63	$3.89		$7.08		$2.04

(1)
Excludes tenant improvements and leasing commissions related to a 163,880 square foot leasing transaction with Fuji Photo Film U.S.A. Leasing commissions on this transaction amounted to $5.33 per square foot and tenant improvement allowance amounted to $40.88 per square foot.

(2)
Excludes $15.5 million of tenant improvements and $2.2 million of leasing commissions related to a 121,108 square foot lease to Debevoise & Plimpton that was signed during the third quarter of 2003 with a lease commencement date in 2005.

(3)	2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil & Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004.
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

Back to Contents

The following table sets forth the components of our paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the years ended December 31, 2005 and 2004 as reported on our Statements of Cash Flows – Investment Activities contained in our consolidated financial statements (in thousands):

	Year ended December 31,

	2005	2004

Capital expenditures:
Non-incremental	$11,028	$9,767
Incremental	10,350	4,190
Tenant improvements:
Non-incremental	40,192	21,610
Incremental	19,865	5,846

Additions to commercial real estate properties	$81,435	$41,413

Leasing costs:
Non-incremental	$14,379	$15,491
Incremental	6,165	9,241

Payment of deferred leasing costs	$20,544	$24,732

Acquisitions of real property and development costs	$1,074,405	$195,608

Back to Contents

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of December 31, 2005:

Tenant Name (1) (2) (3)	Weighted Average Term Remaining (years)	Total Square Feet	Percent of Pro-Rata Share of Annualized Base Rental Revenue

* Citigroup / Citibank	12.4	2,015,381	4.2%
* Debevoise & Plimpton	16.0	586,528	3.6%
Amerada Hess Corporation	16.1	180,822	2.0%
King & Spalding	8.2	148,675	1.7%
* Verizon Communications Inc.	1.5	271,384	1.7%
* American Express	7.8	129,147	1.6%
* Schulte Roth & Zabel	14.9	279,746	1.6%
D.E. Shaw	8.0	192,837	1.5%
County of Nassau	15.8	219,066	1.4%
* Fuji Photo Film USA	6.7	194,984	1.2%
* Bank of America / Fleet Bank	4.7	209,919	1.1%
* MCI	1.1	240,430	1.1%
Arrow Electronics Inc.	8.0	163,762	1.0%
Dun & Bradstreet Corp.	6.8	123,000	1.0%
Daiichi Pharmaceuticals	11.8	141,000	1.0%
* Schering-Plough Corporation	0.5	152,970	0.9%
* JP Morgan Chase	5.2	100,636	0.9%
Westpoint Stevens	1.0	86,800	0.8%
Westdeutsche Landesbank	10.3	53,000	0.8%
Washington Mutual	1.2	127,465	0.8%
* HQ Global	3.4	157,892	0.8%
North Fork Bank	13.0	126,770	0.8%
Practicing Law Institute	8.2	77,500	0.8%
Vytra Healthcare	2.0	105,613	0.8%
* Banque Nationale De Paris	10.6	145,834	0.8%

(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Excludes One Orlando Centre in Orlando, Florida which was sold on March 7, 2006.
(3)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a joint venture building.

Back to Contents

The following table sets forth our lease expiration table, as adjusted for pre-leased space and inclusive of joint venture interests, at January 1, 2006 for our total portfolio of properties, our office portfolio and our flex portfolio:

Total Portfolio
Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Portfolio Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	235	1,598,979	7.8%	7.8%
2007	168	1,622,543	8.0%	15.8%
2008	180	1,404,446	6.9%	22.7%
2009	147	1,356,228	6.7%	29.4%
2010	183	2,170,611	10.6%	40.0%
2011 and thereafter	433	10,398,704	51.1%	91.1%

Total/Weighted Average	1,346	18,551,511	91.1%

Total Portfolio Square Feet		20,336,506

Office Portfolio
Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Office Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	233	1,538,920	7.9%	7.9%
2007	165	1,570,021	8.1%	16.0%
2008	178	1,372,203	7.0%	23.0%
2009	146	1,311,247	6.7%	29.7%
2010	179	1,903,915	9.8%	39.5%
2011 and thereafter	425	10,207,558	52.4%	91.9%

Total/Weighted Average	1,326	17,903,864	91.9%

Total Office Portfolio Square Feet		19,473,111

Flex Portfolio
Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Flex Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	2	60,059	7.0%	7.0%
2007	3	52,522	6.1%	13.1%
2008	2	32,243	3.7%	16.8%
2009	1	44,981	5.2%	22.0%
2010	4	266,696	30.9%	52.9%
2011 and thereafter	8	191,146	22.1%	75.0%

Total/Weighted Average	20	647,647	75.0%

Total Flex Portfolio Square Feet		863,395

Back to Contents

Mortgage Indebtedness

          The following table sets forth certain information regarding our mortgage debt at December 31, 2005.

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

		(in thousands)
1350 Avenue of the Americas, NY, NY		$72,108	6.52%	June, 2006	30
Landmark Square, Stamford, CT	(a)	41,634	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY		14,572	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(b)	50,635	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(c)	77,854	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(c)	15,151	7.73%	August, 2009	25
90 Merrick Avenue, Merrick, NY	(c)	18,586	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	(d)	6,959	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	(d)	13,185	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	(e)	12,006	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(f)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(f)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(f)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(g)	238,316	6.87%	August, 2011	30
711 Westchester Avenue, White Plains, NY		12,525	5.36%	January, 2015	30 (h)

Total / Weighted average		$625,063	7.06%

(a)	Encompasses six Class A office properties.
(b)	At December 31, 2005, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $30.4 million.
(c)	These mortgages are cross-collateralized.
(d)	The properties subject to these mortgages were sold to the RAOC JV in January 2006.
(e)	The property subject to this mortgage is contracted to be sold to the RAOC JV in October 2006.
(f)	These mortgages are cross-collateralized by properties and are contracted to be sold, subject to the mortgages, to the RAOC JV in October 2006.
(g)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $121.5 million.
(h)	This mortgage note is interest only through January 2007 and then amortizes over a 30-year period.

Back to Contents

ITEM 3.	LEGAL PROCEEDINGS

In the fall of 2003, nine shareholder derivative actions were filed, purportedly on behalf of the Company, against members of the Board of Directors and others, concerning the disposition of our Long Island industrial portfolio. The complaints alleged, among other things, that the process by which the directors agreed to the transaction was not sufficiently independent of the Rechler family and did not involve a “market check” or third-party auction process, and, as a result, was not for adequate consideration. Pursuant to a Stipulation of Settlement dated March 14, 2005, the Company and the other parties to the actions agreed to a settlement requiring various changes to the Company’s corporate governance policies, as well as certain other concessions, and the Company’s payment of plaintiffs’ counsels’ fees of $2.15 million. In January 2006, we paid the plaintiffs’ counsels’ fees, and on February 14, 2006, the Board implemented the required changes to our corporate governance policies.

The Company incurred approximately $1.9 million in fees and expenses associated with the defense of these actions. Although we believe that these fees and expenses, as well as the $2.15 million paid to plaintiffs’ counsel, are covered by the Company’s insurance, subject to a $500,000 deductible, thus far, our insurance carrier has not reimbursed our fees and expenses and has asserted that it is not responsible for payment of the plaintiffs’ counsel’s fees. The Company intends to pursue its rights under the insurance policy.

Except as provided above, we are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or businesses or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the year ended December 31, 2005.

Back to Contents

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for the Registrant’s common equity. As of March 17, 2006, there were approximately 60 holders of the Registrant’s common equity.

Common Units

The following table sets forth for the periods indicated, the distributions declared by the Operating Partnership for each respective quarter ended. LTIP Units receive the same quarterly distributions as Class A OP Units.

	Class A Distribution	Class C Distribution

March 31, 2004	$0.4246	$0.4664
June 30, 2004	$0.4246	$0.4664
September 30, 2004	$0.4246	$0.4664
December 31, 2004	$0.4246	$0.4664
March 31, 2005	$0.4246	$0.4664
June 30, 2005	$0.4246	$0.4664
September 30, 2005	$0.4246	$0.4664
December 31, 2005	$0.4246	$0.4664

As of December 31, 2005, the Company had approximately 1.4 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.70 per option.  In addition, the Company has approximately 2.4 million shares of its common stock reserved for future issuance under its stock option plans.

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

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any OP Units in the three months ended December 31, 2005 that were not registered under the Securities Act of 1933.

We made no repurchases of our OP Units during the three months ended December 31, 2005.

Back to Contents

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

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In compliance with SFAS No. 144, we have reported revenues and expenses from those properties as discontinued operations, net of minority interests, for each period presented in our Annual Report on Form 10-K. This reclassification has no effect on our reported net income (loss) or funds from operations.

	For the year ended December 31,

	2005	2004	2003	2002	2001

OPERATING DATA:
Total revenues	$572,053	$512,424	$434,866	$420,535	$429,632
Total expenses	516,732	440,506	387,501	350,628	332,152

Income before minority interests, preferred distributions, valuation reserves, equity in earnings of real estate joint ventures, gains on sales of real estate and discontinued operations	55,321	71,918	47,365	69,907	97,480
Minority interests	16,698	18,507	16,857	17,653	10,933
Preferred distributions	—	12,777	22,360	23,123	23,977
Redemption charges on Series A preferred units	—	15,812	—	—	—
Valuation reserves on investments in affiliate loans and joint ventures and other investments	—	—	—	—	166,101
Equity in earnings of real estate joint ventures and service companies	1,371	603	30	1,113	2,087
Gains on sales of real estate	92,130	—	—	537	20,173
Discontinued operations (net of minority interests):
Income from discontinued operations	7,929	6,834	21,397	25,539	21,328
Gains on sales of real estate	63,039	12,424	126,789	4,895	—

Net income (loss) allocable to common unitholders	$203,092	$44,683	$156,364	$61,215	$(59,943)

PER UNIT DATA:
Net income (loss) per weighted average common unit:
Basic net income (loss)	$.48	$.35	$.10	$.42	$(1.43)
Gain on sales of real estate	1.08	—	—	.01	.28
Discontinued operations	.84	.27	2.37	.42	.30

Class A common unit	$2.40	$.62	$2.47	$.85	$(.85)

Basic net income (loss)	$—	$—	$.30	$.64	$(2.09)
Gain on sales of real estate	—	—	—	.01	.42
Discontinued operations	—	—	1.64	.63	.44

Class B common unit	$—	$—	$1.94	$1.28	$(1.23)

Basic net income (loss)	$.52	$.40	$.01	$—	$—
Gain on sales of real estate	1.19	—	—	—	—
Discontinued operations	.92	.30	5.73	—	—

Class C common unit	$2.63	$.70	$5.74	$—	$—

Weighted average common units outstanding:
Class A common units	84,100	71,964	55,786	57,059	55,773
Class B common units	—	—	8,910	10,122	10,284
Class C common units	466	466	188	—	—
Cash distributions declared per unit:
Class A common units	$1.70	$1.70	$1.70	$1.70	$1.66
Class B common units	$—	$—	$2.12	$2.59	$2.55
Class C common units	$1.87	$1.87	$.28	$—	$—

Back to Contents

	As of or for the year ended December 31,

	2005	2004	2003	2002	2001

BALANCE SHEET DATA (period end):
Commercial real estate properties, before accumulated depreciation (1)	$3,476,415	$2,759,972	$2,258,805	$2,187,125	$2,112,657
Cash and cash equivalents	17,468	25,137	23,013	30,576	121,975
Total assets	3,816,459	3,171,366	2,750,680	2,912,052	2,998,782
Mortgage notes payable (1)	541,382	576,719	641,718	652,681	662,453
Unsecured credit facility	419,000	235,500	169,000	267,000	271,600
Senior unsecured notes	980,085	697,974	499,445	499,305	449,463
Market value of equity (2)	3,060,612	2,763,734	1,792,895	1,681,372	1,915,587
Total market capitalization including debt (2 and 3)	5,106,303	4,175,060	3,050,142	3,052,818	3,251,599
OTHER DATA:
Funds from operations (4)	$175,244	$144,990	$134,889	$158,422	$180,743
Total square feet (at end of period) (5)	20,337	15,922	14,733	20,284	20,611
Number of properties (at end of period) (5)	103	87	89	178	182

(1)	Excludes book value of real estate properties, before accumulated depreciation and mortgage notes payable related to properties classified as held for sale.
(2)	Based on the market value of the Operating Partnership’s common units and the stated value of the Operating Partnership’s preferred units outstanding at the end of the period.
(3)	Debt amount is net of minority partners’ interests’ share of consolidated joint venture debt and including our share of unconsolidated joint venture debt.
(4)
Funds from Operations (“FFO”) is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss, excluding gains or losses from sales of depreciable properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income. We compute FFO in accordance with the standards established by NAREIT. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity. Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies. A reconciliation of FFO to net income allocable to common equityholders, the GAAP measure we believe to be the most directly comparable, is contained in Item 7 of this Form 10-K.

(5)	Excludes properties under development and 800 North Magnolia Avenue, a 354,000 square foot non-core office building located in Orlando, Florida. This property was sold on March 7, 2006.

Back to Contents

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We incurred approximately $3.0 million, $831,000 and $1.9 million of bad debt expense for the years ended December 31, 2005, 2004 and 2003, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

We record interest income on investments in notes receivable on the accrual basis of accounting. We do not accrue interest on impaired loans where, in the judgment of management, collection of interest according to the contractual terms is considered doubtful. Among the factors we consider in making an evaluation of the collectibility of interest are: (i) the status of the loan, (ii) the value of the underlying collateral, (iii) the financial condition of the borrower and (iv) anticipated future events.

Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on the sale of real estate is recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer. Additionally, in connection with the sale of real estate, if we retain certain risks in the form of guarantees, the profit recognized on that sale shall be reduced and deferred by the maximum exposure to loss, until such exposure is relieved.

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

Assessment by us of certain other lease related costs must be made when we have a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

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

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as a recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income allocable to common unitholders. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

In accordance with the provisions of Statement No. 144, and Emerging Issues Task Force (“EITF”) 87-24, we allocated approximately $7.6 million of our unsecured interest expense to discontinued operations for the year ended December 31, 2003. EITF 87-24 states that “interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations”. Pursuant to the terms of our unsecured credit facility (the “Credit Facility”), we were required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties. As such, we had allocated to discontinued operations the interest expense incurred on the portion of our Credit Facility, which was required to be repaid. In August 2004, we amended and extended our Credit Facility, whereby such repayment requirement was eliminated.

Back to Contents

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments.

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

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value. For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which we are involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. We adopted FIN 46R during the period ended March 31, 2004 and has determined that its consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation. We will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement No. 150 on July 1, 2003, which

Back to Contents

had no effect on our financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.

Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2005 and 2004 to be approximately $153.2 million and $145.1 million, respectively. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on our consolidated balance sheets, was approximately $109.2 million and $110.9 million at December 31, 2005  and 2004, respectively.

Current pronouncements

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which became effective December 31, 2005.  Under FIN 47, a conditional asset retirement obligation (“CARO”) must be recorded if the liability can be reasonably estimated.  A CARO is an obligation that is settled at the time an asset is retired or disposed of an for which the timing and/or method of settlement are conditional on future events.  We own certain properties that currently have asbestos which under certain conditions must be remediated.  As a result of adopting FIN 47, we will increase the value of our recorded tangible assets at the time we recognize the associated conditional retirement obligation.

As a result, we have recorded approximately $2.0 million which represents the fair value of the CARO related to asbestos removal in tenant spaces.  In addition, for certain limited areas of our properties, management is unable to reasonably determine the fair value of potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which way we may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

Overview and Background

The Operating Partnership commenced operations on June 2, 1995.  Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”).  The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities (“Reckson”).  Unless the context requires otherwise, the terms “Company”, “we”, “us”, “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and their wholly-owned subsidiaries.

The Operating Partnership is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owns land for future development  located in the New York City tri-state area (the “Tri-State Area”).

Back to Contents

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

The Operating Partnership’s growth strategy is focused on the commercial real estate markets in and around the Tri-State Area.  All of our interests in our real properties, land held for development and investments in notes receivable are held directly or indirectly by, and all of our operations are conducted through the Operating Partnership.

In connection with the IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula.  During November, 2003, in connection with the sale of all but three of our Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated, along with management contracts relating to three of the properties.

The Operating Partnership conducts its management, leasing and construction related services through the Company’s taxable REIT subsidiaries as defined by the Internal Revenue Code of 1986, as amended (the “Code”).  These services are currently provided by Reckson Management Group, Inc. (“RMG”), RANY Management Group, Inc., Reckson Construction and Development LLC (“RCD”) and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  During the years ended December 31, 2005 and 2004, RCD billed approximately $31,000 and $859,000, respectively, of market rate services and RMG billed approximately $285,000 and $280,000, respectively, of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road, Melville, New York for its corporate offices at an annual base rent of approximately $809,000.  During 2005, RMG exercised a termination option for its corporate offices allowing us to terminate the lease on November 30, 2006 without penalty.  RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000.  In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, New York, which is scheduled to terminate on September 30, 2006.  Base rent of approximately $495,000 and $360,000 was paid by RCD during the years ended December 31, 2005 and 2004, respectively.  Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million.  We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred.  In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

During November 2005 we purchased 11 pieces of art which have historically been on display in certain of our buildings for approximately $170,000 from an entity owned by certain members of the Rechler family. The purchase prices were reviewed by an independent art dealer and approved by the independent directors.

As of December 31, 2005 we owned and operated 103 properties (inclusive of twenty-five office properties owned through joint ventures) in the Tri-State Area Central Business District (“CBD”) and suburban markets, encompassing approximately 20.3 million rentable square feet, all of which are managed by us.  The properties include 17 Class A CBD office properties encompassing approximately 7.2 million rentable square feet.  The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY.  The CBD office properties comprised 52.1% of our net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2005.  These properties also include 78 Class A suburban office properties encompassing approximately 12.2 million rentable square feet, of which 59 of these properties, or 46.8% as measured by square footage, are located within our 14 office parks.  We have historically emphasized the development and acquisition of suburban office

Back to Contents

properties in large-scale office parks.  We believe that owning properties in planned office parks provides strategic and synergistic advantages, including the following:  (i) certain tenants prefer locating in a park with other high quality companies to enhance their corporate image, (ii) parks afford tenants certain aesthetic amenities such as a common landscaping plan, standardization of signage and common dining and recreational facilities, (iii) tenants may expand (or contract) their business within a park, enabling them to centralize business functions and (iv) a park provides tenants with access to other tenants and may facilitate business relationships between tenants. Additionally, the properties include eight flex properties encompassing approximately 863,000 rentable square feet.

Through our ownership of properties in the key CBD and suburban office markets in the Tri-State Area, we believe we have a unique competitive advantage as the trend toward the regional decentralization of the workplace increases.  Subsequent to the events of September 11, 2001, as well as the impact of technological advances, which further enable decentralization, companies are strategically re-evaluating the benefits and feasibility of regional decentralization and reassessing their long-term space needs.  We believe this multi-location regional decentralization will continue to take place, increasing as companies begin to have better visibility as to the future of the economy, further validating our regional strategy of maintaining a significant market share in the key CBD and suburban office markets in the Tri-State Area.

At December 31, 2005, we also owned a 354,000 square foot office building located in Orlando, Florida.  This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition.  This property was cross-collateralized under a $99.7 million mortgage note payable along with one of our New York City office buildings.  On November 1, 2004, we exercised our right to prepay this note in its entirety, without penalty.  This property was sold on March 7, 2006 for aggregate consideration of approximately $70.0 million.

We also own certain land parcels throughout our markets in the Tri-State Area which we hold for current and future development (the “Development Parcels”).  During July 2004, we commenced the ground-up development on one of the Development Parcels of a 300,000 square foot Class A office building located within our existing three building executive office park in Melville, NY with a total anticipated investment of approximately $64.0 million. This development was recently completed and is approximately 67% leased. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut with a total anticipated investment of approximately $10.1 million. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 316,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ with an anticipated incremental investment of approximately $47.0 million. There can be no assurances that the actual cost of these ground-up development projects will not exceed their anticipated amounts. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning and other conditions. There can be no assurances that such conditions will be met or that the transaction will be consummated. Excluding the foregoing, at December 31, 2005 our inventory of Development Parcels aggregated  approximately 309 acres of land in 10 separate parcels of which we can, based on current estimates, develop approximately 3.6 million square feet of office space and which we had invested approximately $123.8 million.

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

Our core business strategy is based on a long-term outlook considering real estate as a cyclical business.  We seek to accomplish long-term stability and success by developing and maintaining an infrastructure and franchise that is modeled for success over the long-term.  This approach allows us to recognize different points in the market cycle and adjust our strategy accordingly.   We are reasonably optimistic about the prospects for continued economic recovery in our markets.  We still choose to maintain our conservative operating strategy of focusing on retaining high occupancies, controlling operating expenses, maintaining a high level of investment discipline and preserving financial flexibility.

Our market capitalization at December 31, 2005 was approximately $5.1 billion.  Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and units of limited partnership in the Operating Partnership (“OP Units”) (assuming conversion) of $35.98 per share / unit (based on the closing price of the Company’s common stock on December 31, 2005), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $2.0 billion (including our share of  consolidated and unconsolidated joint venture debt and net of minority partners’ interests’

Back to Contents

share of consolidated joint venture debt) of debt outstanding at December 31, 2005.  As a result, our total debt to total market capitalization ratio at December 31, 2005 equaled approximately 40.1%.

Results of Operations

The following table is a comparison of the results of operations for the year ended December 31, 2005 to the year ended December 31, 2004:

	Year ended December 31,

			Change

	2005	2004	Dollars	Percent

Property Operating Revenues:
Base rents	$468,034	$422,012	$46,022	10.9%
Tenant escalations and reimbursements	78,114	71,369	6,745	9.5%

Total property operating revenues	$546,148	$493,381	$52,767	10.7%

Property Operating Expenses:
Operating expenses	$131,289	$118,278	$13,011	11.0%
Real estate taxes	87,752	80,855	6,897	8.5%

Total property operating expenses	$219,041	$199,133	$19,908	10.0%

Other Income	$118,035	$19,043	$98,992	519.8%

Other Expenses:
Interest:
Expense	$110,891	$95,920	$14,971	15.6%
Amortization of deferred financing costs	4,166	3,721	445	12.0%
Marketing, general and administrative	32,438	29,967	2,471	8.2%
Long term incentive compensation expense	23,534	—	23,534	—%

Total other expenses	$171,029	$129,608	$41,421	32.0%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $52.8 million or 10.7% for the year ended December 31, 2005 as compared to the 2004 period. Property Operating Revenues increased by $49.1 million attributable to properties acquired during 2005 and $24.3 million from built in rent increases and straight line rental revenue increases in our same store properties. These increases were offset by a $14.6 million revenue decrease from properties sold during 2005 and $6.0 million decrease in termination fees.

The 2004 increase in property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $19.9 million or 10.0% for the year ended December 31, 2005 as compared to the 2004 period. The increase is due to a $14.7 million increase in real estate taxes and operating expenses related to our same store properties. Properties acquired during 2005 increased property expenses by $10.4 million. These increases were offset by a $5.2 million decrease for properties sold during 2005. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York. The increase in utilities was the effect of rising fuel prices throughout the United States as a result of Hurricane Katrina.

Gross operating margins (defined as Property Operating Revenues less Property expenses, taken as a percentage of Property Operating Revenues) for 2005 and 2004 were 59.9% and 59.6%, respectively.

Other income, consisting of gains on sales of real estate, interest income on notes receivable, investment income and other increased by $99.0 million for the year ended December 31, 2005 as compared to the 2004 period. This increase is primarily attributable to gains on sales of real estate recognized in the 2005 period of $92.1 million from the sales of 17 of our suburban office properties to the RAOC JV ($86.7 million) and the sale of a 70% interest in One Court Square to the Court Square JV ($5.4 million). Interest income on notes receivable increased by $7.0 million for the year ended December 31, 2005 as compared to the 2004 period due to a weighted average increase and our Note Receivable Investments of $62.7 million from the 2004 period. These increases were off-set by a net decrease in investment and other income of approximately $100,000. This net decrease is comprised of the following: $4.6 million in transactional, property and asset management fees earned during the 2005 period related to the RAOC JV, an increase of $4.0 million earned through our Service Companies, an increase of $2.3 million related to tenant-related services and other income, a decrease of $5.0 million to the gain recognized and related tenant work on a land sale and build-to-suit transaction earned in 2004 with no such gain recognized in the 2005 period, a $1.2 million decrease related to real estate tax and other non-tenant related recoveries, a decrease in income tax refunds of $1.0 million recorded in the 2004

Back to Contents

period through a Service Company and a decrease of $3.8 million received in the 2004 period in consideration for the assignment of certain mortgage indebtedness.

Interest expense incurred increased by $15.0 million or 15.6% for the year ended December 31, 2005 as compared to the 2004 period. This increase is attributable to an increase of $10.3 million attributable to a net increase of $50.0 million in the Operating Partnership’s senior unsecured notes and its issuance of $287.5 million of senior unsecured debentures during the 2005 period. Interest expense increased by $5.1 million incurred under an unsecured bridge facility, which was funded in May 2005 for the acquisition of One Court Square (the “Bridge Facility”), $1.6 million incurred from our financing of twelve properties during the 2005 period related to the RAOC JV, approximately $300,000 incurred from the assumption of mortgage debt on two of our acquisitions during the 2005 period and $9.1 million incurred under our unsecured credit facility. The increase in interest expense incurred under our unsecured credit facility is a result of an increase in the weighted average balance outstanding and an increase in the weighted average interest rate from 3.6% to 4.6%. The weighted average balance outstanding under our unsecured credit facility was $314.0 million for the year ended December 31, 2005 as compared to $143.9 million for the year ended December 31, 2004. During the 2005 period we also incurred $5.1 million of interest expense related to the permanent financing of One Court Square prior to the sale of a 70% interest in the property on November 30, 2005. These aggregate increases of $31.5 million were off-set by decreases in interest expense of approximately $1.1 million incurred under our same store mortgage portfolio, by decreases in interest expense of $12.3 million resulting from the payoff of four mortgage notes during 2004 and 2005 and an increase of $3.4 million in capitalized interest expense due to increase in development activities.

Amortization of deferred financing costs increased by approximately $445,000 from 2004 to 2005 primarily as a result of costs attributable to the permanent financing of One Court Square prior to the sale of a 70% interest in the property on November 30, 2005 of approximately $369,000. To a lesser extent the increase was attributable to the issuance of the Operating Partnership’s senior unsecured debentures during 2005 and from the financing of certain properties during the 2005 period related to the RAOC JV.

Marketing, general and administrative expenses before a $23.5 million charge related to our long term incentive compensation plan increased by $2.5 million for the year ended December 31, 2005 as compared to the 2004 period.  This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers, increases in charitable contributions to organizations that operate within our market places, increased costs related to our directors and officers insurance premiums and higher accounting fees related to maintaining compliance with the requirements of the Sarbanes-Oxley Act of 2002. Marketing, general and administrative costs represented 5.7% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2005 period as compared to 5.8% in the 2004 period. For further discussion on the aforementioned $23.5 million charge please see “Other Matters” of this Item 7.

Discontinued operations net of minority interests increased by $50.6 million for the year ended December 31, 2005 as compared to the 2004 period.  This increase is attributable to an increase in the gains on sales of $49.7 million related to properties sold during the 2005 period as compared to the 2004 period and approximately $900,000 of income from discontinued operations for those properties classified as held for sale.

Back to Contents

The following table is a comparison of the results of operations for the year ended December 31, 2004 to the year ended December 31, 2003:

	Year ended December 31,

			Change

	2004	2003	Dollars	Percent

Property Operating Revenues:
Base rents	$422,012	$353,654	$68,358	19.3%
Tenant escalations and reimbursements	71,369	57,003	14,366	25.2%

Total property operating revenues	$493,381	$410,657	$82,724	20.1%

Property Operating Expenses:
Operating expenses	$118,278	$98,837	$19,441	19.7%
Real estate taxes	80,855	66,094	14,761	22.3%

Total property operating expenses	$199,133	$164,931	$34,202	20.7%

Other Income	$19,043	$24,209	$(5,166)	(21.3)%

Other Expenses:
Interest:
Expense	$95,920	$78,580	$17,340	22.1%
Amortization of deferred financing costs	3,721	3,239	482	14.9%
Marketing, general and administrative	29,967	31,442	(1,475)	(4.7)%

Total other expenses	$129,608	$113,261	$16,347	14.4%

Property Operating Revenues increased by $82.7 million from 2003 to 2004. Property Operating Revenues increased by $64.5 million attributable to newly acquired properties during 2004,  $11.8 million resulting from an increase in weighted average occupancies and an increase of straight-line rental revenues in our same store properties. In addition, Property Operating Revenues increased by $6.4 million in termination fees and $2.6 million resulting in the recovery of bad debts previously written off. These increases were offset by a $2.6 million decrease in escalations and reimbursements related to our same store properties. This was a result of the modest increase of escalatable operating expenses and new base years for renewing tenants.

The 2004 increase in Property Expenses of $34.2 million is due to a $4.2 million increase in real estate taxes and operating expenses related to our same store properties. Newly acquired properties in 2004 increased Property Expenses by $30.0 million. Included in the increased operating expenses are increases in utilities, security and ground rent. These increases were mitigated by lower costs related to insurance and repairs and maintenance. The increase in real estate taxes is attributable to the significant increases levied by certain municipalities, particularly in New York City and Westchester County, New York, which have experienced severe fiscal budget issues. Increases in utility costs relate to rate increases per energy unit and increases in security relate to the heightened terror alerts in New York City.

Gross operating margins  for 2004 and 2003 were 59.6% and 59.8%, respectively.

Other income decreased by $5.2 million.  This decrease is primarily attributable to a gain recognized on a land sale and build-to-suit construction contract of approximately $18.8 million from the 2003 period as compared to a $5.0 million gain recognized in the 2004 period.  This decrease was off-set by an increase in property tax and utility refunds of approximately $1.9 million, sales proceeds during 2004 related to certain mortgage assignments on two of our New York City properties totaling approximately $3.8 million, income tax refunds related to a Service Company of $1.1 million and an increase in Service Company income of approximately $1.9 million.

Interest expense incurred increased by $17.3 million or 22.1% for the year ended December 31, 2004 as compared to the 2003 period. This increase is attributable to $4.8 million of additional interest expense from a net increase during 2004 of $200 million in the Operating Partnership’s senior unsecured notes, an increase of $8.0 million of interest expense incurred on the mortgage debt on 1185 Avenue of the Americas which was acquired in January 2004 and $8.9 million of unsecured interest expense which was allocated to discontinued operations during the 2003 period with no such allocation in the 2004 period. This allocation resulted in an increase in interest expense from continuing operations in the 2004 period. These aggregate increases of approximately $21.7 million were mitigated by a decrease in mortgage interest expense of $800,000 resulting from the satisfaction of a mortgage note payable during 2004, a decrease in mortgage interest expense of $800,000 under our same store

Back to Contents

mortgage portfolio and a decrease of $2.8 million incurred under the Credit Facility as a result of a decrease in the weighted average balance outstanding. The weighted average balance outstanding under the Credit Facility was $143.9 million for the 2004 period and $308.1 million for the 2003 period.

Marketing, general and administrative expenses decreased by $1.5 million for the year ended December 31, 2004 as compared to the 2003 period. This decrease is primarily attributable to the efficiencies we achieved as a result of the November 2003 restructuring and the related termination of certain employees and settlement of the employment contracts of certain former executive officers of the Company. These cost savings were impacted by our initiative to comply with the provisions of section 404 of the Sarbanes-Oxley Act of 2002 in the amount of approximately $700,000 with no such costs applicable to the comparative period of 2003. These costs included additional directors and independent accounting and legal fees. Marketing, general and administrative expenses as a percentage of total property operating revenues were 5.8% in 2004 and 7.2% in 2003.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures.  We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our $500 million unsecured credit facility (the “Credit Facility”) described below.  The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder.  During the prior two years, we have incurred significant leasing costs in the form of tenant improvement costs, leasing commissions and free rent.  This trend is a result of market demands from tenants and high levels of leasing transactions to re-tenant scheduled expirations or space vacated due to early terminations of leases.  We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled.  For the years ended December 31, 2005 and 2004, we paid or accrued approximately $67.7 million and $52.2 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions.  As a result of these and / or other operating factors, our cash available for distribution from operating activities was not sufficient to cover 100% of the distributions paid on our common equity.  However, we are beginning to experience a moderation in the cost of re-tenanting our properties, primarily in terms of free rent concessions and costs to renew existing tenants.  We are not yet experiencing significant reductions in the cost of re-leasing vacant or vacated space.  Recently we have experienced an economic recovery in our markets, including an accelerated recovery in our New York City and Long Island markets.  This is resulting in rental rate increases which is positively impacting our cash flow.  To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from property sales or borrowings under our Credit Facility.  Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2006.  We currently intend to fund any shortfalls with proceeds from sales of non-income producing assets or borrowings under our Credit Facility.  We periodically review our distribution policy to determine the appropriateness of our distribution rate relative to our cash flows.  We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain the Company’s REIT status.  There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

We expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Company.  In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties.  During the year ended December 31, 2004, the Company issued approximately $436.2 million of common stock and the Operating Partnership issued $300 million of senior unsecured debt securities.  In addition, during June 2005, the Operating Partnership issued $287.5 million of exchangeable senior debentures.  There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity.  Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes.  In addition, when valuations for commercial real estate properties are high, we will seek to sell non-core operating properties or certain land inventory to realize value and profit created.  We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core Tri-State Area markets.  However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria.  Additionally, we have been actively seeking joint venture relationships to access new sources of equity capital.  In September 2005 we completed a series of transactions whereby we sponsored the IPO of Reckson LPT, a newly-formed Australian listed property trust which is traded on the Australian Stock Exchange. Proceeds received from the IPO were used to form a joint venture with us, the RAOC JV, and purchase 17 of our properties. In addition, we have sold or are under contract to sell an additional eight of our properties to the RAOC JV during 2006.  It is our intention to purchase additional assets, within our markets, with Reckson LPT through the RAOC JV.  Joint ventures often involve relinquishing sole decision making authority relating to material events such as sale and financing.  Loss of control of these decisions may adversely affect our financial flexibility.  There can be no assurances that we will be able to successfully execute this strategy.

Back to Contents

We expect to refinance existing mortgage indebtedness, senior unsecured notes or indebtedness under our Credit Facility at maturity through the issuance of unsecured debt securities or additional equity securities.  We anticipate that the current balance of cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings, equity offerings and proceeds from sales of land and non-income producing assets, will be adequate to meet our capital and liquidity requirements in both the short and long-term.  Our senior unsecured debt is currently investment grade rated “BBB-” by Fitch Ratings, “BBB-” by Standard & Poor’s and “Baa3” by Moody’s Investors Service.  The rating agencies review the ratings assigned to an issuer such as us on an ongoing basis.  Negative changes in our ratings may result in increases in our borrowing costs, including borrowings under our Credit Facility.

Our markets are currently in the recovery stage in the economic cycle.  As a result of current economic conditions, we have experienced higher renewal rates and a lower number of lease terminations.    Our results reflect improving vacancy rates in our markets and our asking rents in our markets have stabilized and in some instances have begun to trend higher.  Landlords are still required to grant concessions such as free rent and tenant improvements but generally at a more moderate rate than had been experienced in the prior year, particularly on renewal space.  Our markets continue to experience higher real estate taxes and utility rates.  The recent volatility in the energy markets have had a substantial impact on cost of utilities in the northeast where we own our properties.  In certain of our markets, the increase in real estate taxes and utility costs will be included as part of expenses subject to escalation above a “base year” and billed to tenants consistent with the terms of their underlying leases.  We are also experiencing a similar increase in cost of building materials to fit out tenant space, maintain our buildings and in new development costs.  We believe that trends are moving positively from a landlord’s perspective particularly in terms of increased demand and limited new supply and that the above average tenant costs relating to leasing are moderating.  This trend is supported by increased occupancy and reduced vacancy rates in most of our markets, the general economic recovery in the market resulting in job growth, and the scarcity of available land in which to develop a new supply of office space.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties.  Six of our properties are located in New York City.  As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies.  In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005.  The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Insurance Extension Act of 2005.  Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540.0 million on a per occurrence basis.  There can be no assurances that we will be able to replace these coverages at commercially reasonably rates or at all.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of our properties and our ability to generate cash flow.  As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income.  As a result, it is anticipated that the Operating Partnership will make distributions in amounts sufficient to meet this requirement.  We expect to use our cash flow from operating activities for distributions to the Company’s stockholders, the Operating Partnership’s partners and for payment of recurring, non-incremental revenue-generating expenditures.  We intend to invest amounts accumulated for distribution in short-term investments.

Summary of Cash Flows

Net cash provided by operating activities totaled $199.6 million in 2005, $172.3 million in 2004 and $160.7 million in 2003.  Cash provided by operating activities during 2005 is primarily attributable to increased occupancies and leasing in our portfolio and an increase of approximately 1.5 million rentable square feet during 2005 resulting from net property acquisitions and the lease up of two development properties.   Cash provided by operating activities during 2004 is primarily attributable to increased occupancies and leasing in our portfolio and an increase of approximately 1.2 million rentable square feet during 2004 resulting from property acquisitions and the lease up of a development property.

Net cash used in investing activities totaled $1.0 billion in 2005 and $226.9 million in 2004.  Net cash provided by investing activities totaled $109.5 million in 2003.  Cash flows used in investing activities during 2005 related primarily to our acquisition of 20 office properties and one land parcel aggregating approximately $1.0 billion, ongoing development and improvements to our existing portfolio of properties including related leasing costs of approximately $152.3 million and additional investments in notes receivable of approximately $124.2 million.  These uses of cash were offset by proceeds received from the sale of 22 of our office properties or interests therein and one parcel of land aggregating approximately $247.0 million as well as proceeds received from the repayment of notes receivable of approximately $36.4 million.  Cash flows used in investing activities during 2004 related primarily to our acquisition of five office properties (including one property from its joint venture partner, TIAA)

Back to Contents

aggregating approximately $160.7 million, ongoing development and improvements to our existing portfolio of properties including related leasing costs of approximately $101.1 million and additional net investments in notes receivable of approximately $31.6 million.  These uses of cash were offset by proceeds received from the sale of five commercial properties, certain non-core land holdings and a retail property aggregating approximately $67.3 million.  Cash provided by investing activities in 2003 is primarily attributable to proceeds from the sale of the Long Island industrial building portfolio, which was offset by the purchase of assets and investments in developments and commercial real estate properties.

Net cash provided by financing activities totaled $816.9 million in 2005 and $56.9 million in 2004.  Net cash used in financing activities totaled $278.2 million in 2003.  Cash provided by financing activities in 2005 is primarily attributable to the net issuance of senior unsecured notes in the amount of approximately $281.8 million, the issuance of common stock (including the exercising of stock options) of approximately $14.1 million, proceeds received from secured borrowings of approximately $562.6 million and net advances made under the Credit Facility of $183.5 million.  These sources of cash provided by financing activities were offset by the repayment of three outstanding mortgage notes payable, along with principal repayments on our mortgage notes payables in the amount of approximately $59.6 million and distributions paid to our equity holders in the amount of $158.7 million.  Cash provided by financing activities in 2004 is primarily attributable to the net issuance of senior unsecured notes in the amount of approximately $200 million, the issuance of common stock (including the exercising of stock options) of approximately $500 million and net advances made under the Credit Facility of $66.5 million.  These sources of cash provided by financing activities were offset by the repayment of three outstanding mortgage notes payable in the amount of $362.2 million, the repurchases of Series A preferred units of $178.7 million and distributions paid to our equity holders in the amount of $169.7 million.  Cash used in financing activities for 2003 primarily resulted from secured debt amortization payments and the repayment of outstanding borrowings on the Credit Facility from proceeds from the sale of the Long Island industrial building portfolio.

Investing Activities

During January 2005, we acquired, in two separate transactions, two Class A office properties located at One and Seven Giralda Farms in Madison, New Jersey for total consideration of approximately $78 million.  One Giralda Farms encompasses approximately 150,000 rentable square feet and Seven Giralda Farms encompasses approximately 203,000 rentable square feet.  We made these acquisitions through advances under our Credit Facility.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square (the “Court Square JV”) to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”) for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We account for the Court Square JV under the equity method of accounting. We have also evaluated, under Issue 04-05, that the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business  In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $45,000 for the period November 30 through December 31, 2005.

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

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $179,000.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture.

Back to Contents

On July 14, 2005, we acquired two adjacent Class A suburban office buildings aggregating approximately 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our Credit Facility. On August 26, 2005 this property was encumbered, along with eight other properties, with an interest only mortgage in the amount of approximately $55.3 million and on September 21, 2005 was sold to the RAOC JV for approximately $76.5 million which included the assignment of  the property’s mortgage debt.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the RAOC JV in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV).  On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005).  In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees.  As a result, gains on sales of real estate, related to Tranche I reported in the current period is approximately $86.1 million.  Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”).  A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale.  As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”).  Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein.  The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

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

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the RAOC JV acquired three of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY and 710 Bridgeport Avenue, Shelton, CT, aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt.  Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange.  The balance of the cash proceeds was used to fund our development activities and for general corporate purposes.

The Tranche III closing (“Tranche III”), consisting of five of our properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption of approximately $51.5 million of existing mortgage debt.  The Tranche III closing is subject to customary closing conditions.

Our Service Companies provide asset management, property management, leasing, construction and other services to the RAOC JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the RAOC JV. As of

Back to Contents

December 31, 2005, we earned and received approximately $3.6 million in transaction related fees and approximately $966,000 of ongoing fees from the RAOC JV. Such amount is included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia.  To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in the Reckson LPT, and  (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

In connection with the Tranche I closing, on September 21, 2005 the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006.  The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value at the time of each transfer to RAOC JV.  The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property.  The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the RAOC JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. The development remains subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

On September 22, 2005, we sold two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million.  As a result, we recorded an aggregate gain of approximately $14.0 million. For federal income tax purposes, we recognized a tax gain of approximately $12.6 million.  Such tax gain did not affect the Company’s REIT distribution

Back to Contents

requirements.  Pursuant to FASB Statement No. 144, the operating results of these properties are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

On October 7, 2005, we acquired a 1.1 million square foot Class A office complex located in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million and changed the name of the complex to Reckson Plaza. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options.  The acquisition of Reckson Plaza was financed, in part, (i) from sales proceeds being held by a qualified intermediary pursuant to a Section 1031 Exchange as the property was an identified, qualified replacement property, (ii) a borrowing under our Credit Facility, (iii) the satisfaction of our $27.6 million junior participating mezzanine loan which was secured by a pledge of an indirect interest of an entity which owned the ground leasehold estate and (iv) cash on hand. In connection with this acquisition we also acquired an adjoining 8.2 acre development site for approximately $19.0 million which was financed through a borrowing under our Credit Facility.

On October 20, 2005, we acquired a 118,000 square foot suburban office property situated on ten acres of land located at 711 Westchester Avenue in White Plains, NY for approximately $24.8 million. This acquisition was financed through the assumption of approximately $12.5 million of existing debt on the property and a borrowing under our Credit Facility.

On December 20, 2005, we sold our property located at 48 Harbor Park Drive, Port Washington, NY for approximately $6.4 million and recorded a gain on sales of real estate of approximately $2.7 million. Pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

On December 20, 2005, we sold our property located at 100 Wall Street, New York, NY for approximately $134.0 million and  recorded a gain on sales of real estate of approximately $46.1 million. The property was secured by a first mortgage and cross collateralized with another one of our New York City properties. In order to effectuate the sale and not incur prepayment penalties which would be due under a prepayment of the mortgage, we provided the lender with replacement collateral and assigned this mortgage debt to the replacement collateral properties. In connection with the assignment, we paid a substitution of collateral fee and other costs aggregating approximately $2.0 million.  In addition, we provided the purchaser with a mezzanine loan in the amount of $30.0 million which bears interest at 15.0% per annum, requires payments of interest only and has a term of two years. Cash proceeds of approximately $100.9 million were used, in part, to acquire a 14 building suburban office portfolio as discussed below.  We have evaluated the purchaser’s financial commitment as being sufficient to provide substance to this sale and us having no substantial continuing involvement with the purchaser pursuant to Statement No. 66 and as such have recognized the aforementioned gain in its entirety. In addition, pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of net income.

On December 29, 2005, we acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, concentrated within five business parks, located in Westchester County, for approximately $255.0 million.  We made this acquisition through a borrowing under a $250 million term loan from Goldman Sachs Mortgage Company (the “Term Loan”) and cash sales proceeds from the sale of our property located at 100 Wall Street, New York, NY.

Notes Receivable Investment Activity

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

Back to Contents

property is currently 100% leased. The balance of these investments was funded through a borrowing under our Credit Facility and cash on hand.

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bore interest at 15.0% per annum, was secured by a subordinate pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY and had a scheduled maturity date of March 31, 2006.  As described above, during May 2005, we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan).  We also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction.  The Promissory Note bore interest at 4.86% per annum, matured on November 30, 2005, was secured by a security interest in a reserve account owned by the borrower and was pre-payable in whole or in part without penalty.  These investments were funded through a borrowing under our Credit Facility.  On November 30, 2005, the Promissory Note was repaid, we advanced an additional $5.0 million under the mezzanine loan and adjusted its interest rate to 17.5% per annum and extended its maturity date to November 30, 2009.  The refinanced junior mezzanine loan is secured by interests in the 1166 Avenue of the Americas condominium and guaranteed by Mr. Cappelli.

On October 7, 2005, a wholly owned subsidiary of the Operating Partnership advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005.  This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan, RCD entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

At December 31, 2005, we had invested approximately $93.4 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at December 31, 2005 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (b)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007

	$93,387

(a)	Prepayable without penalty after 18 months from initial funding.
(b)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

At December 31, 2005, we also held a $17.0 million note receivable, which bore interest at 12% per annum and was secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the “Omni Note”).

As of December 31, 2005, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum (the “Other Note”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

As of December 31, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments.  These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

Back to Contents

Financing and Equity Activities

During 2005, the Operating Partnership paid cash distributions on its Class A OP Units and Class C OP Units of approximately $1.70 per unit and $1.87 per unit, respectively.

During 2005, we received approximately $14.1 million of proceeds from the exercise of 571,194 Company stock options.

During 2005 and 2004, the Operating Partnership issued 127,510 and 33,843 OP Units, respectively, in connection with property acquisitions.  In addition, during 2005, certain limited partners in the Operating Partnership exchanged approximately 1.6 million OP Units for an equal number of shares of the Company’s common stock.

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable:  (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or securities of the Operating Partnership that have a per share/OP Unit value exceeding 10% of the market price of the Company’s shares; or (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days.

The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the exchange rate terms, we believe the issuance of the Company’s shares, if any, would be significantly less than 8.8 million shares. The deben tures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions, prior to June 15, 2010.

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

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit with a stated distribution rate of 7.0%, which is subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.  As a result of the aforementioned reduction, there are currently no distributions being made on the Preferred Units.

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

On June 20, 2005, in connection with the acquisition of our joint venture partner’s 40% interest in the property located at 520 White Plains Road, Tarrytown, NY, we assumed approximately $4.1 million of secured mortgage indebtedness of the joint

Back to Contents

venture. As a result, our total secured debt related to this property was approximately $11.1 million.   On September 1, 2005, the mortgage note’s scheduled maturity date, we repaid the then outstanding balance of approximately $10.9 million with proceeds received from the August 26, 2005 mortgage financings discussed below, resulting in the satisfaction of this note.

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square, Long Island City, a sub-market of New York City.  The mortgage note bears interest at a fixed rate of 4.905% per annum, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”).  In the event the mortgage is not satisfied on the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield.  The final maturity date of the loan is May 1, 2020.  The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations.  As additional collateral for the loan, the lender under certain circumstances may require letters of credit for their benefit, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015 and the space has not been re-leased. Proceeds received from this financing, net of mortgage recording tax and other costs, of approximately $303.5 million, were used to repay a portion of the Bridge Facility.  On November 30, 2005, we sold a 70% interest in this property to a group of institutional investors led by JPMorgan Investment Management which included their assumption of $220.5 million of the mortgage debt.

On August 26, 2005, we encumbered a pool of nine of our suburban office properties with interest only mortgages in the aggregate amount of approximately $196.1 million. Proceeds received, net of costs and required escrows, of approximately $188.3 million were used to repay borrowings under our Credit Facility, the remaining balance outstanding under our Bridge Facility and for the repayment of the secured property debt on 520 White Plains Road, Tarrytown, NY. On September 21, 2005, these properties and related underlying mortgages were sold to the RAOC JV. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in September 2010. These mortgage notes are cross-collateralized by the nine properties in the pool.

On September 12, 2005 we encumbered three of our suburban office properties with interest only mortgages in the aggregate amount of approximately $51.5 million. Proceeds received, net of costs and required escrows, of approximately $50.2 million were used to repay borrowings under our Credit Facility and for general corporate purposes. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in October 2010. We have contracted to sell these properties to the RAOC JV, subject to the mortgage notes, in October 2006. These mortgage notes are cross-collateralized by the three properties in the pool.

Pursuant to the terms of the mortgage note encumbering the property located at 200 Summit Lake Drive in Valhalla, NY, the note was prepayable, without penalty, subsequent to September 1, 2005. On September 30, 2005, we repaid the outstanding balance of approximately $18.1 million with proceeds received from the RAOC JV which resulted in the satisfaction of this note.

The mortgage debt on the property located at 395 North Service Road in Melville, NY was scheduled to mature on October 28, 2005.  Pursuant to the terms of the note, we prepaid the mortgage debt on September 30, 2005, at which time the outstanding balance was approximately $18.6 million. We funded this prepayment with a borrowing under our Credit Facility and proceeds received from the sale of properties to the RAOC JV which resulted in the satisfaction of this note.

On October 20, 2005, in connection with our acquisition of 711 Westchester Avenue in White Plains, NY we assumed an existing first mortgage debt on the property of approximately $12.5 million. The mortgage bears interest at approximately 5.4% per annum, requires monthly payments of interest only through January 2007 and monthly payments of interest and principal based on a 30 year amortization schedule commencing in February 2007. The mortgage matures on January 1, 2015.

On December 20, 2005, in connection with the sale of our mortgaged property located at 100 Wall Street, New York, NY, we exercised our right under the mortgage note to replace collateral and assign the related mortgage debt to two of our suburban office properties; 275 Broadhollow Road, Melville, NY and 90 Merrick Avenue, Merrick, NY.  In connection with the assignment, we paid a substitution of collateral fee and other costs totalling approximately $2.0 million.  Such costs are being amortized to expense over the remaining term of the mortgage.

At December 31, 2005, we had 15 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $625.1 million.  These mortgage notes are secured by properties with an aggregate cost basis at December 31, 2005 of approximately $1.2 billion and which are pledged as collateral against the mortgage notes payable.  In addition, approximately $41.6 million of the $625.1 million is recourse to the Company.  The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2006 and 2015.  The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2005, 2004 and 2003 were approximately 7.1%, 7.3%, and 7.2%, respectively.

Back to Contents

At December 31, 2005, our unconsolidated joint ventures had total indebtedness of approximately $751.1 million, which was comprised of $13.0 million of floating rate unsecured debt and approximately $738.1 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.1% and a weighted average maturity of approximately 8.3 years.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $158.6 million.

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the RAOC JV, subject to their mortgage debt of approximately $20.1 million.  The RAOC JV subsequently pre-paid the mortgage notes with proceeds from an unrelated financing transaction.

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents.  The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million.   In addition, borrowings under the Credit Facility accrue interest at a rate of LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum.  In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change.  At December 31, 2005, the outstanding borrowings under the Credit Facility aggregated $419.0 million and carried a weighted average interest rate of 5.17% per annum.  A description of certain of the covenants contained in our Credit Facility is set forth in Item 1A, Risk Factors.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes.  On December 29, 2005, we borrowed $150.0 million under the Credit Facility and with cash available acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, located in Westchester County, New York.  On January 13, 2006, we repaid $254.0 million of outstanding borrowings under the Credit Facility primarily from the proceeds of the Term Loan.  As a result, our availability to borrow additional funds increased to $335.0 million.  At December 31, 2005, we had availability under the Credit Facility to borrow approximately an additional $81.0 million, subject to compliance with certain financial covenants.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $11.4 million, $8.1 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness.  As a result, we maintain certain outstanding balances on our Credit Facility.

On January 13, 2006, we obtained our $250.0 million Term Loan from Goldman Sachs Mortgage Company.  The Term Loan is for an initial term of three months and we have the option for a three month extension upon paying a one-time fee of 25 basis points on the amount then outstanding.  The Term Loan has terms, including interest rates and financial covenants, substantially similar to our Credit Facility.  Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility.

Capitalization

Our indebtedness at December 31, 2005 totaled approximately $2.0 billion (including our share of consolidated and unconsolidated joint venture debt and net of minority partners’ interests’ share of  consolidated joint venture debt) and was comprised of $422.3 million outstanding under the Credit Facility, approximately $980.1 million of senior unsecured notes and approximately $643.4 million of mortgage indebtedness with a weighted average interest rate of approximately 6.6% and a weighted average maturity of approximately 3.8 years.  Based on our total market capitalization of approximately $5.1 billion at December 31, 2005 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Operating Partnership’s preferred units and (iii) the $2.0 billion of debt), our debt represented approximately 40.1% of our total market capitalization.

On October 16, 2000, our Board of Directors announced that it adopted a Shareholder Rights Plan designed to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price, depriving shareholders of the full value of their investment. The Operating Partnership has adopted a similar rights plan (the “Rights Plan”) which would be triggered in the event the Company’s Shareholders Rights Plan is triggered.  The Rights Plan was not adopted in response to any known effort to acquire control of the Operating Partnership or the Company.

Back to Contents

Contractual Obligations and Commercial Commitments

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at December 31, 2005 (in thousands):

	Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable (1)	$11,439	$8,994	$7,887	$7,335	$4,963	$3,236	$43,854
Mortgage notes payable (2)	112,030	60,535	—	100,254	79,955	228,435	581,209
Senior unsecured notes	—	200,000	—	200,000	287,500	300,000	987,500
Credit facility	—	—	419,000	—	—	—	419,000
Land lease obligations (3)	12,285	12,302	12,329	12,475	12,398	330,973	392,762
Air rights lease obligations	362	362	362	362	362	3,257	5,067
Capital leases	410	410	410	410	410	1,887	3,937
Operating leases	1,319	194	196	14	—	—	1,723

	$137,845	$282,797	$440,184	$320,850	$385,588	$867,788	$2,435,052

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
(3)
We lease, pursuant to noncancellable operating leases, the land on which ten of our buildings were constructed. The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090. The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indices at specified intervals. Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise that option.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or by the Company.  In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

At December 31, 2005, approximately $41.6 million, or 6.7%, of our mortgage debt was recourse to the Company.

The following table sets forth our significant consolidated interest expense obligations on our fixed rate debt by scheduled cash flow payments at December 31, 2005, excluding interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet (in thousands):

	Year ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable	$36,114	$28,422	$24,782	$21,633	$16,105	$10,041	$137,097
Senior unsecured notes	45,838	40,612	32,038	19,767	16,537	32,267	187,059
Exchangeable debentures(a)	11,500	11,500	11,500	11,500	11,500	166,271	223,771

	$93,452	$80,534	$68,320	$52,900	$44,142	$208,579	$547,927

(a)	Callable after June 17, 2010 at par.

Interest expense from those properties classified as held for sale on our consolidated balance sheet at December 31, 2005 over the next five years and thereafter aggregated approximately $24.0 million.

Interest expense incurred under our variable rate Credit Facility amounted to approximately $14.3 million for the year ended December 31, 2005 and was based on a weighted average balance and interest rate of $314.0 million and 4.6%, respectively.  In addition, interest expense incurred under our variable rate Bridge Facility amounted to approximately $5.0 million for the year ended December 31, 2005 and was based on a weighted average balance and interest rate of $118.7 million and 4.2%, respectively.   The Bridge Facility was repaid and retired during 2005.

Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

We had undrawn letters of credit outstanding of approximately $100,000 and $1.2 million at December 31, 2005 and 2004, respectively.

During the quarterly period ended June 30, 2005 we entered into anticipatory interest rate hedge instruments totaling $250.0 million to protect ourselves against potentially rising interest rates. These instruments were settled prior to their maturity in

Back to Contents

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

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which were scheduled to coincide with our August 26, 2005 and September 12, 2005 financings on twelve of our office properties. These hedge instruments were settled on August 1, 2005 realizing proceeds of approximately $1.1 million. The proceeds received from settlement of the instruments were used to buy-down the fixed mortgage rates to 5.20% per annum. The gain resulting from this settlement has been recorded to OCI and is being amortized as a yield adjustment of the fixed-rate mortgage. Nine of these properties were sold to the RAOC JV, subject to their mortgage notes, on September 21, 2005 at which time we reclassified the proportionate share of the gain from OCI to earnings. The remaining three office properties are under contract to be sold to the RAOC JV, subject to the mortgage notes, in October 2006, at which time we will reclassify the proportionate share of the gain from OCI to earnings.

Corporate Governance

In February 2006 the Company amended its Bylaws to implement certain corporate governance policies, including (i) a requirement that at least two-thirds of the members of the Board of Directors consist of independent directors and (ii) the establishment of an Affiliate Transaction Committee, which consists of all of the independent directors.

The corporate governance policies implemented by the amendments to the Bylaws supplement the Company’s previously-enacted corporate governance enhancements, which include:  (i) the de-staggering of the Board of Directors so that shareholders can vote on the entire slate of directors each year; (ii) the establishment of an independent lead director position; (iii) the mandatory rotation of at least one independent director every three years; (iv) a requirement that independent directors own a minimum equity stake in the Company of $100,000 of common stock; (v) a requirement that a substantial portion of directors’ compensation be in the Company’s equity, which equity must be held during each director’s tenure on the Board; (vi) opting out of the Maryland Business Combination Statute; and (vii) modifying the Company’s “five or fewer” limitation on the ownership of its common stock so that such limitation may only be used to protect the Company’s REIT status and not for anti-takeover purposes.

Other Matters

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

Two of our properties that are held in joint ventures contain certain limitations on transfer.  These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

In connection with the establishment of Reckson LPT the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006.  The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value at the time of each transfer to RAOC JV.  The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property in the event we receive, and are amenable to, an offer from a third party to purchase such option property.  The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”).  In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased.  Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years.  Such forgiveness is based on continued service and in part on the Company attaining

Back to Contents

certain annual performance measures.  These stock loans had an initial aggregate weighted average vesting period of approximately nine years.  As of December 31, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011.  Approximately $2.3 million, $2.1 million and $3.1 million of compensation expense was recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively, related to these loans.  Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at December 31, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on our consolidated balance sheets.  Other outstanding loans to executive and senior officers at December 31, 2005 and December 31, 2004 amounted to approximately $2.5 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on our consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”).  Each Right represents the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date.  The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006).  The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007).  Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer.  The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights.  The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock.  As of December 31, 2005, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights.  Approximately $465,000, $403,000 and $855,000 of compensation expense was recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively, related to the Rights.  Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.

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

Back to Contents

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

With respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2005, 2004 and 2003 annual measurement periods, respectively. As a result, the Company issued to the participants of the 2003 LTIP 86,111, 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP.  The vesting, performance hurdles and timing for vesting remain unchanged.  However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company.  At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”).  Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions.  Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units.  If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis.  After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee.  However, there are circumstances under which such economic equivalence would not be reached.  Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares.  In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares.   At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units.   At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units.  In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

In March 2005, following the recommendation of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 409,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units.  With respect to the core award of the 2003 LTIP, the Company recorded approximately $1.2 million, $2.8 million and $2.6 million of compensation expense for each of the years ended December 31, 2005, 2004 and 2003, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $2.9 million for the year ended December 31, 2005.  Such amounts have been included in marketing, general and administrative expenses on our consolidated statements of income.  Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $34.0 million, assuming relative peer group performance measures are met and a 15% cumulative and compounded return on common equity. During the three months ended December 31, 2005, we recorded

Back to Contents

approximately $23.5 million of compensation expense with respect to the Special Outperformance Pool. This amount is calculated on the closing stock price of the Company’s common stock on December 31, 2005 and is based on management’s determination of the probability of the requisite performance measures being met. The accrual represents approximately 70% of the total estimated Special Outperformance Pool reflecting the service period through December 31, 2005.

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

As of December 31, 2005, the Company had approximately 1.4 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.70 per option.  In addition, the Company has approximately 2.4 million shares of its common stock reserved for future issuance under its stock option plans.

Net income per common partnership unit is determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships’ income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

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

Back to Contents

All of our properties have been subjected to a Phase I or similar environmental audit (which involved general inspections without soil sampling, ground water analysis or radon testing) completed by independent environmental consultant companies.   These environmental audits have not revealed any environmental liability that would have a material adverse effect on our business.

Back to Contents

Off Balance Sheet Arrangements

During 1997, the Company formed FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine.  In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT–qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). To date, approximately $59.8 million has been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

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

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2005. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member.  Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formally owned by RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors.  On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million options of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006.

In addition to the foregoing, our off-balance sheet arrangements are our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.8 million with an interest rate of 6.35% per annum and a remaining term of approximately 15 years, our 25% joint venture interest in the RAOC JV where our share of unconsolidated joint venture debt is approximately $52.3 million with a weighted average interest rate of 5.26% per annum and a weighted average term of 4.6 years and our 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 9.7 years.

Back to Contents

Inflation

The office leases generally provide for fixed base rent increases or indexed escalations. In addition, the office leases provide for separate escalations of real estate taxes, operating expenses and electric costs over a base amount. The flex leases generally provide for fixed base rent increases, direct pass through of certain operating expenses and separate real estate tax escalations over a base amount.  We believe that inflationary increases in expenses will be mitigated by contractual rent increases and expense escalations described above.  As a result of the impact of the events of September 11, 2001, we have realized increased insurance costs, particularly relating to property and terrorism insurance, and security costs.  We have included these costs as part of our escalatable expenses and have billed them to our tenants consistent with the terms of the underlying leases and believe they are collectible.  To the extent our properties contain vacant space, we will bear such inflationary increases in expenses.

The Credit Facility and Term Loan bear interest at variable rates, which will be influenced by changes in short-term interest rates, and are sensitive to inflation.

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

We compute FFO in accordance with the standards established by NAREIT.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.  Since all companies and analysts do not calculate FFO in a similar fashion, our calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies. FFO for the years ended December 31, 2004 and 2003 includes gains from the sales of land and a build-to-suit transaction in the amount of $6.1 million and $18.8 million, respectively.

Back to Contents

          The following table presents the Company’s FFO calculation for the years ended December 31 (in thousands):

	2005	2004	2003

Income before minority interests, preferred distributions, equity in earnings of real estate joint ventures, and discontinued operations	$147,451	$71,918	$47,365
Add:
Equity in earnings of real estate joint ventures	1,371	603	30
Discontinued operations (net of minority interests)	70,968	19,258	148,186
Less:
Minority partners’ and other interests in consolidated partnerships	16,698	18,507	16,857
Redemption charges on Series A preferred units	—	15,812	—
Preferred distributions	—	12,777	22,360

Net income allocable to common unitholders	203,092	44,683	156,364
Adjustments for basic Funds From Operations
Add:
Real estate depreciation and amortization	121,649	107,945	101,435
Minority partners’ interests in consolidated partnerships	27,763	30,427	30,477

Less:
Gains on sales of depreciable real estate	154,216	11,322	126,789
Amounts distributable to minority partners in consolidated partnerships	23,044	26,743	26,598

Funds From Operations	$175,244	$144,990	$134,889

Weighted Average Shares/OP Units outstanding (1)	84,566	72,430	64,884

(1)	Assumes conversion of limited partnership units of the Operating Partnership.

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2005 (dollars in thousands):

	For the Year Ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$123,469	$269,529	$7,887	$307,589	$372,418	$531,671	$1,612,563	$1,677,396
Weighted average interest rate	7.11%	7.14%	7.28%	7.71%	4.51%	6.07%	6.29%
Variable rate	$—	$—	$419,000	$—	$—	$—	$419,000	$419,000
Weighted average interest rate	—%	—%	5.17%	—%	—%	—%	5.17%

(1)	Includes aggregate unamortized issuance discounts of approximately $7.4 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk of our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $4.2 million annual increase in interest expense based on $419.0 million of variable rate debt outstanding at December 31, 2005.

Back to Contents

The following table sets forth our Notes Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2005 (dollars in thousands):

	For the Year Ended December 31,

	2006	2007	2008	2009	2010	Thereafter	Total (1)	FMV

Notes receivable:
Fixed rate	$16,990	$40,000	$—	$25,000	$8,031	$97,760(2)	$187,781	$187,781	(2)
Weighted average interest rate	12.00%	16.25%	—%	17.50%	9.00%	9.02%	10.87%
Variable rate	$—	$—	$—	$500	$—	$—	$500	$500
Weighted average Interest rate	—%	—%	—%	4.35%	—%	—%	4.35%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $7.5 million.
(2)	Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through December 31, 2005.

In addition, we have assessed the market risk of our variable rate note receivable, which is based on LIBOR, and believe that a one percent increase in the LIBOR rate would have a $5,000 annual increase in interest income based on a $500,000 variable rate note receivable outstanding at December 31, 2005.

ITEM 8.  Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Form 10-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms.  In this regard, we have formed a Disclosure Committee currently comprised of all of our executive officers as well as certain other members of senior management with knowledge of information that may be considered in the SEC reporting process.  The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by us with the SEC and supports the Chief Executive Officer and Chief Financial Officer of the Company in connection with their certifications contained in our SEC reports.  The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis.  The Chief Executive Officer and Chief Financial Officer of the Company have evaluated, with the participation of our senior management, our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer of the Company concluded that such disclosure controls and procedures are effective.

Managements Report on Internal Control Over Financial Reporting.  Management’s Report on Internal Control Over Financial Reporting and the attestation report of Ernst & Young LLP, our independent registered public accounting firm, on management’s assessment of our internal control over financial reporting are included in Part IV, item 15(a) of the Form 10-K, and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

ITEM 9B.  Other information

On January 13, 2006, the Operating Partnership obtained a $250.0 million term loan (the “Term Loan”) from Goldman Sachs Mortgage Company.  The Term Loan is for an initial term of three months and we have the option for a three month extension upon paying a one-time fee of 25 basis points on the amount then outstanding.  The Term Loan has terms, including interest rates and financial covenants, substantially similar to our Credit Facility.  Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility which were used primarily to acquire a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, located in Westchester County, NY on December 29, 2005. An affiliate of the lender has performed investment banking and advisory services for us from time to time for which it has received customary fees and expenses.

Back to Contents

Part III

ITEMS 10, 11, 12, 13 and 14.

The Company is the sole general partner of the Operating Partnership.  All of the Company’s business is conducted through the Operating Partnership.  As a result, the information required by Items 10, 11, 12, 13 and 14 is identical to the information contained in Items 10, 11, 12, 13 and 14 of the Company’s Form 10-K, which incorporates by reference information appearing in the Company’s Proxy Statement furnished to shareholders in connection with the Company’s 2006 Annual Meeting.  Such information is incorporated by reference in this Form 10-K.

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

(3)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Agreement of Limited Partnership of the Registrant	S-11*	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest	8-K*		10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest	8-K*		10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest	8-K*		10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest	8-K*		10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest	10-K*		10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K*		10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series F Junior Participating Preferred Partnership Units	10-K*		10.8	3/21/01

Back to Contents

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest	10-Q*		10.4	8/13/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest	8-K		10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing 2005 LTIP Units of Limited Partnership Interest	10-K*		10.11	3/10/06
4.1	Form of 7.75% Notes due 2009 of the Registrant	8-K		4.2	3/26/99
4.2	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee	8-K		4.3	3/26/99
4.3	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares	8-K		4	10/17/00
4.4	Form of 6.00% Notes due 2007 of the Registrant	8-K		4.1	6/18/02
4.5	Note Purchase Agreement for the Senior Unsecured Notes due 2007	10-K*		10.23	3/26/98
4.6	Form of 5.15% Notes due 2011 of the Registrant	8-K		4.1	1/21/04
4.7	Form of 5.875% Notes due 2014 of the Registrant	8-K		4.1	8/12/04
4.8	4.00% Exchangeable Senior Debentures due 2025 of the Registrant	8-K		4.1	6/27/05
10.1	Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.	10-K*		10.2	3/26/98
10.2	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Scott Rechler	8-K		10.13	10/17/00
10.3	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Michael Maturo	8-K		10.9	10/17/00
10.4	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Jason Barnett	8-K		10.17	10/17/00
10.5	Employment and Noncompetition Agreement, dated as of July 16, 2001, between the Company and F.D. Rich	10-K*		10.14	3/9/04
10.6	Employment and Noncompetition Agreement, dated as of November 20, 2002, among the Company, Metropolitan Partners LLC and Philip Waterman III	10-K*		10.15	3/9/04
10.7	Agreement for Extension of Employment and Noncompetition Agreement, dated as of September 27, 2005, by and between the Company and Scott Rechler(1)	8-K		10.3	9/27/05

Back to Contents

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Agreement for Extension of Employment and Noncompetition Agreement, dated as of December 6, 2005, by and between the Company and Scott Rechler(2)	8-K		10.2	12/6/05
10.9	Agreement for Extension of Employment and Noncompetition Agreement, dated as of February 14 , 2006, by and between the Company and Scott Rechler(3)	8-K		10.1	2/21/06
10.10	Purchase Option Agreement relating to 225 Broadhollow Road	S-11*	333-1280	10.14	2/12/96
10.11	Amended and Restated 1995 Stock Option Plan	10-Q*		10.1	8/13/03
10.12	1996 Employee Stock Option Plan	8-K*		10.2	11/25/96
10.13	Ground Leases for certain of the properties	S-11*	33-84324	10.17	2/3/95
10.14	Amended and Restated 1997 Stock Option Plan	10-Q*		10.2	8/13/03
10.15	1998 Stock Option Plan	10-K*		10.20	3/26/98
10.16	Amended and Restated 2002 Stock Option Plan	10-Q		10.3	8/13/03
10.17	2005 Stock Option Plan	10-Q		10.1	8/9/05
10.18	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Scott Rechler	8-K		10.14	10/17/00
10.19	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Michael Maturo	8-K		10.10	10/17/00
10.20	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Jason Barnett	8-K		10.18	10/17/00
10.21	Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender	10-Q		10.1	8/14/01
10.22	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender	10-Q		10.2	8/14/01
10.23	Operating Agreement, dated as of September 28, 2000, between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC	8-K		10.3	10/17/00
10.24	Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life Insurance Company	10-K*		10.51	3/21/01
10.25	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC	10-K*		10.52	3/21/01
10.26	Amended and Restated Operating Agreement of 919 JV LLC	8-K		10.1	1/8/02
10.27	Indemnification Agreement, dated as of May 23, 2002, between the Company and Scott H. Rechler(4)	10-K*		10.33	3/14/05

Back to Contents

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.28	Award Agreement, dated as of November 14, 2002, between the Company and Scott H. Rechler(5)	10-K*		10.49	3/24/03
10.29	Award Agreement, dated as of March 13, 2003, between the Company and Scott H. Rechler(6)	10-K*		10.50	3/24/03
10.30	Amendment Agreement, dated as of September 10, 2003, by and between the Registrant, the Company and Scott Rechler	8-K		10.7	9/18/03
10.31	Third Amended and Restated Credit Agreement, dated August 6, 2004, between the Registrant, as Borrower, and the Institutions from time to time party thereto	10-Q*		10.1	8/9/04
10.32	Amended and Restated Long-Term Incentive Award Agreement, dated as of May 28, 2003, between the Company and Scott H. Rechler(7)	10-K*		10.49	3/14/05
10.33	Form of First Amendment to Amended and Restated Long-Term Incentive Award Agreement	8-K		10.1	12/29/04
10.34	Form of Long-Term Incentive Plan OP Unit Award Agreement	8-K		10.2	12/29/04
10.35	Form of Change-in-Control Bonus Agreement	8-K		10.3	12/29/04
10.36	Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, between the Company and Scott H. Rechler(8)	10-K*		10.47	3/10/06
10.37	Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, between the Company and Salvatore Campofranco(9)	10-K*		10.48	3/10/06
10.38	Change-in-Control Agreement, dated as of March 11, 2005, between the Company and Scott H. Rechler(10)	10-K*		10.49	3/10/06
10.39	Purchase and Sale Agreement, dated as of May 4, 2005, by and between Citibank, N.A. and Reckson Court Square, LLC	10-Q*		10.1	5/9/05
10.40	Term Loan Agreement, dated as of May 12, 2005, among the Registrant, the institution from time to time party thereto as lenders, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets Inc., as lead arranger and sole bookrunner	8-K		10.3	5/18/05
10.41	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 12, 2005, by and among the Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K		10.4	5/18/05
10.42	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 20, 2005, among the Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A.	8-K		10.1	6/27/05
10.43	Amendment No. 1 to Term Loan Agreement, dated as of June 20, 2005, among the Registrant, the Lenders party thereto and Citicorp. North America, Inc., as administrative agent	8-K		10.2	6/27/05
10.44	Contract of Sale, dated as of July 8, 2005, between Galaxy LI Associates LLC, as seller, and Reckson EAB LLC, as buyer	10-Q*		10.2	8/9/05

Back to Contents

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.45	Note, dated as of August 3, 2005, by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender)	10-Q*		10.3	8/9/05
10.46	Loan and Security Agreement, dated as of August 3, 2005, between Reckson Court Square, LLC and German American Capital Corporation	10-Q*		10.4	8/9/05
10.47	Sale Agreement, dated as of August 12, 2005, by and among the Registrant and certain of its subsidiaries, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K		10.3	8/18/05
10.48	Contribution Agreement, dated as of August 12, 2005, by and among the Registrant, and certain of its subsidiaries, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K		10.2	8/18/05
10.49	Loan Agreement, dated as of August 26, 2005, among UBS Real Estate Investments Inc. and RA 492 River Road LLC, RA 100 Executive Drive LLC, RA 200 Executive Drive LLC, RA 35 Pinelawn Road LLC, RA 80 Grasslands Road LLC, RA 100 Grasslands Road LLC, RA 150 Motor Parkway LLC, RA 660 White Plains Road LLC and RA 225 High Ridge LLC (the “UBS Borrowers”)	8-K		10.1	9/1/05
10.50	Promissory Note, dated as of August 26, 2005, among UBS Real Estate Investments Inc. and the UBS Borrowers	8-K		10.2	9/1/05
10.51	Guaranty of Recourse Obligations (Pool A), dated as of August 26, 2005, between the Registrant and UBS Real Estate Investments Inc.	8-K		10.3	9/1/05
10.52	Amended and Restated Limited Liability Company Agreement, dated as of September 21, 2005, by and between Reckson Australia Holdings LLC and Reckson Australia LPT Corporation	8-K		10.1	9/27/05
10.53	Option Agreement, dated as of September 21, 2005, by and between the Registrant, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K		10.2	9/27/05
10.54	Amended and Restated Operating Agreement of One Court Square Holdings LLC, dated as of November 30, 2005, by and between One Court Square Member LLC and One Court Square Investor, LLC	8-K		10.1	12/6/05
10.55	Term Loan, dated as of January 13, 2006, among the Registrant, the Institutions From Time to Time Party Thereto as Lenders, Goldman Sachs Management Company, as Administrative Agent, and Goldman Sachs Management Company, as Lead Arranger and Sole Bookrunner	10-K*		10.66	3/10/06
12.1	Statement of Ratios of Earnings to Fixed Charges					X
14.1	Reckson Associates Realty Corp. Code of Ethics and Business Conduct	10-K*		14.1	3/9/04
21.1	Statement of Subsidiaries					X

Back to Contents

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in Part IV of the Form 10-K)
31.1	Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Rule 13a–14(a) or Rule 15(d)–14(a)					X
31.2
Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Rule 13a–14(a) or Rule 15(d)–14(a)
X
32.1
Certification of Scott H. Rechler, Chief Executive Officer and President of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
X
32.2
Certification of Michael Maturo, Executive Vice President, Treasurer and Chief Financial Officer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code
X

*	Previously filed as an exhibit to the Company’s filing with the SEC and incorporated herein by reference.
(1)
Each of Michael Maturo and Jason Barnett has entered into an Agreement for Extension of Employment and Noncompetition Agreement, dated as of September 27, 2005, with the Company.  These  agreements are identical in all material respects to the Agreement for Extension of Employment and Noncompetition Agreement for Scott Rechler incorporated by reference herein.

(2)
Each of Michael Maturo and Jason Barnett has entered into an Agreement for Extension of Employment and Noncompetition Agreement, dated as of December 6, 2005, with the Company. These agreements are identical in all material respects to the Agreement for Extension of Employment and Noncompetition Agreement for Scott Rechler incorporated by reference herein.

(3)
Each of Michael Maturo and Jason Barnett has entered into an Agreement for Extension of Employment and Noncompetition Agreement, dated as of February 14, 2006, with the Company. These agreements are identical in all material respects to the Agreement for Extension of Employment and Noncompetition Agreement for Scott Rechler incorporated by reference herein.

(4)
Each of Michael Maturo, Jason M. Barnett and Lewis S. Ranieri has entered into an Indemnification Agreement with the Company, dated as of May 23, 2002.  Each of Ronald H. Menaker and Peter Quick has entered into an Indemnification Agreement with the Company dated as of May 1, 2002.  Each of Douglas Crocker and Stanley Steinberg has entered into an Indemnification Agreement with the Company dated as of February 5, 2004.  Elizabeth McCaul has entered into an Indemnification Agreement with the Company dated as of February 25, 2004 and John Ruffle has entered into an Indemnification Agreement with the Company dated as of March 30, 2004.  These Agreements are identical in all material respects to the Indemnification Agreement for Scott H. Rechler incorporated by reference herein.

(5)
Michael Maturo has been awarded certain rights to shares of common stock of the Company, pursuant to an Award Agreement dated November 14, 2002.  This Agreement is identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein, except that Michael Maturo received rights to 27,588 shares.

(6)
Each of Michael Maturo and Jason M. Barnett has been awarded certain rights to shares of common stock of the Company pursuant to Award Agreements dated March 13, 2003.  These Agreements are identical in all material respects to the Agreement for Scott H. Rechler incorporated by reference herein.

(7)
Each of Michael Maturo and Jason Barnett has entered into an Amended and Restated Long-Term Incentive Award Agreement, dated as of May 28, 2003, with the Company.  These Agreements are identical in all material respects to the Amended and Restated Long-Term Incentive Award Agreement for Scott H. Rechler incorporated by reference herein.

(8)
Each of Michael Maturo and Jason Barnett has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, with the Company.  These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement for Scott H. Rechler incorporated herein by reference.

(9)
Each of F. D. Rich III and Philip Waterman III has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, with the Company.  These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement for Salvatore Campofranco incorporated herein by reference.

Back to Contents

(10)
Each of Michael Maturo and Jason Barnett has entered into a Change-in-Control Agreement, dated as of March 11, 2005, with the Company.  These agreements are identical in all material respects to the Change-in-Control Agreement for Scott H. Rechler incorporated herein by reference.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 17, 2006.

Signature	Title

/s/ Scott H. Rechler	Chairman of the Board, Chief Executive Officer, President and
Director
Scott H. Rechler

/s/ Michael Maturo	Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Michael Maturo

/s/ Peter Quick	Lead Independent Director

Peter Quick

/s/ Ronald H. Menaker	Director

Ronald H. Menaker

/s/ Lewis S. Ranieri	Director

Lewis S. Ranieri

/s/ Douglas Crocker II	Director

Douglas Crocker II

/s/ John F. Ruffle	Director

John F. Ruffle

/s/ Stanley Steinberg	Director

Stanley Steinberg

/s/ Elizabeth McCaul	Director

Elizabeth McCaul

Back to Contents

Management’s Report on Internal Control Over Financial Reporting

The management of Reckson Operating Partnership, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005.  Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Partners of
Reckson Operating Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. as of December 31, 2005 and 2004, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reckson Operating Partnership, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 15, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Partners of Reckson Operating Partnership, L.P.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Reckson Operating Partnership, L.P. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reckson Operating Partnership, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Reckson Operating Partnership, L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Reckson Operating Partnership, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Reckson Operating Partnership, L.P. and our report dated March 15, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

New York, New York
March 15, 2006

Back to Contents

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,

	2005	2004

Assets
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
Land	$430,064	$353,408
Buildings and improvements	2,823,020	2,273,419
Developments in progress:
Land	123,761	90,976
Development costs	99,570	42,169
Furniture, fixtures and equipment	12,738	11,609

	3,489,153	2,771,581
Less accumulated depreciation	(532,152)	(434,112)

Investments in real estate, net of accumulated depreciation	2,957,001	2,337,469
Properties and related assets held for sale, net of accumulated depreciation (Note 6)	194,297	405,353
Investments in real estate joint ventures (Note 6)	61,526	6,657
Investments in notes receivable (Note 6)	174,612	85,855
Cash and cash equivalents	17,468	25,137
Tenant receivables	20,196	9,427
Investments in affiliate loans and joint ventures (Note 8)	64,954	65,186
Deferred rents receivable	138,990	108,791
Prepaid expenses and other assets	108,820	58,648
Contract and land deposits and pre-acquisition costs	184	121
Deferred leasing and loan costs, net of accumulated amortization of $45,332 and $53,021, respectively	78,411	68,722

Total Assets	$3,816,459	$3,171,366

Liabilities
Mortgage notes payable (Note 2)	$541,382	$576,719
Mortgage notes payable and other liabilities associated with properties held for sale (Note 6)	84,572	35,638
Unsecured credit facility (Note 3)	419,000	235,500
Senior unsecured notes (Note 4)	980,085	697,974
Accrued expenses and other liabilities	118,661	68,231
Deferred revenues and tenant security deposits (Note 6)	75,903	47,535
Distributions payable	36,398	35,924

Total Liabilities	2,256,001	1,697,521

Minority partners’ interests in consolidated partnerships and other interests	219,358	211,178

Commitments and contingencies (Notes 10 and 13)	—	—

Partners’ Capital (Note 7)
Preferred capital 1,200 units issued and outstanding	1,200	1,200
General Partners’ Capital:
Class A common units, 82,995,931 and 80,618,339 units outstanding, respectively	1,306,236	1,206,447
Limited Partners’ Capital:
Class A common units, 1,569,142 and 3,113,756 units issued and outstanding, respectively	24,555	46,450
Class C common units, 465,845 units issued and outstanding	7,290	6,781
Accumulated other comprehensive income	1,819	1,789

Total Partners’ Capital	1,341,100	1,262,667

Total Liabilities and Partners’ Capital	$3,816,459	$3,171,366

(see accompanying notes to financial statements)

Back to Contents

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(in thousands, except share amounts)

	For the year ended December 31,

	2005	2004	2003

Property operating revenues (Note 10):
Base Rents	$468,034	$422,012	$353,654
Tenant escalations and reimbursements	78,114	71,369	57,003

Total property operating revenues	546,148	493,381	410,657

Operating Expenses:
Property operating expenses	219,041	199,133	164,931
Marketing, general and administrative	32,438	29,967	31,442
Depreciation and amortization	126,662	111,765	97,729

Total operating expenses	378,141	340,865	294,102

Operating income	168,007	152,516	116,555

Non-operating income and expenses:
Gains on sales of real estate	92,130	—	—
Interest income on notes receivable (including $2,308 $1,816 and $3,865, respectively from related parties)	14,118	7,129	6,568
Investment income and other	11,787	11,914	17,641
Interest:
Expense	(110,891)	(95,920)	(78,580)
Amortization of deferred financing costs	(4,166)	(3,721)	(3,239)
Long term incentive compensation expense (Note 7)	(23,534)	—	—
Restructuring charges – net (Note 8)	—	—	(11,580)

Total non-operating income and expenses	(20,556)	(80,598)	(69,190)

Income before minority interests, preferred distributions, equity in earnings of real estate joint ventures and discontinued operations	147,451	71,918	47,365
Minority partners’ interests in consolidated partnerships and other interests	(16,698)	(18,507)	(16,857)
Equity in earnings of real estate joint ventures	1,371	603	30

Income before discontinued operations and preferred distributions	132,124	54,014	30,538
Discontinued operations (net of minority interests):
Income from discontinued operations	7,929	6,834	21,397
Gains on sales of real estate	63,039	12,424	126,789

Net Income	203,092	73,272	178,724
Preferred distributions	—	(12,777)	(22,360)
Redemption charges on Series A preferred units	—	(15,812)	—

Net income allocable to common unitholders	$203,092	$44,683	$156,364

Net income allocable to:
Common unitholders	$201,865	$44,356	$137,996
Class B common unitholders	—	—	17,288
Class C common unit holders	1,227	327	1,080

Total	$203,092	$44,683	$156,364

Net income per weighted average common units:
Income from continuing operations	$.48	$.35	$.10
Gains on sales of real estate	1.08	—	—
Discontinued operations	.84	.27	2.37

Basic net income per common unit	$2.40	$.62	$2.47

Class B common – income from continuing operations	$—	$—	$.30
Discontinued operations	—	—	1.64

Basic net income per ClassB common unit	$—	$—	$1.94

Class C common – income from continuing operations	$.52	$.40	$.01
Gains on sales of real estate	1.19	—	—
Discontinued operations	.92	.30	5.73

Basic net income per Class C common unit	$2.63	$.70	$5.74

Weighted average common units outstanding:
Common units	84,100,000	71,964,000	55,786,000
Class B common units	—	—	8,910,000
Class C common units	466,000	466,000	188,000

(see accompanying notes to financial statements)

Back to Contents

Reckson Operating Partnership, L. P.
Consolidated Statements of Partners’ Capital
 (in thousands)

	General Partners’ Capital			Limited Partners’ Capital

	Preferred Capital	Class B Common units	Class A Common units	Class A Common units	Class C Common units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Comprehensive Income

Balance January 1, 2003	$281,690	$209,675	$478,121	$71,420	$—	$—	$1,040,906	$—

Net income	—	17,288	124,966	13,030	1,080	—	156,364	$156,364
Contributions	—	—	17,602	—	—	—	17,602	—
Issuance of units	—	—	203,833	6,008	5,172	—	215,013	—
Distributions	—	(23,130)	(83,367)	(11,656)	(347)	—	(118,500)	—
Retirement / redemption of units (Note 7)	—	(203,833)	(58,983)	(40,189)	—	—	(303,005)	—

Balance December 31, 2003	281,690	—	682,172	38,613	5,905	—	1,008,380	$156,364

Net income	—	—	42,380	1,976	327	—	44,683	$44,683
Net unrealized gains on derivative instruments	—	—	—	—	—	1,789	1,789	1,789
Contributions	—	—	586,052	13,927	2,095	—	602,074	—
Distributions	—	—	(123,994)	(5,269)	(869)	—	(130,132)	—
Issuance of units	—	—	—	16,521	—	—	16,521	—
Retirement / redemption of units (Note 7)	(280,490)	—	19,837	(19,318)	(677)	—	(280,648)	—

Balance December 31, 2004	1,200	—	1,206,447	46,450	6,781	1,789	1,262,667	$46,472

Net income	—	—	197,641	4,224	1,227	—	203,092	$203,092
Net unrealized gains on derivative instruments	—	—	—	—	—	(186)	(186)	(186)
Reckson’s share of joint venture’s net unrealized gains on derivative instruments	—	—	—	—	—	216	216	216
Contributions	—	—	17,735	—	—	—	17,735	—
Distribution.	—	—	(140,773)	(2,854)	(860)	—	(144,487)	—
Issuance of units	—	—	—	4,000	—	—	4,000	—
Retirement / redemption of units (Note 7)	—	—	25,186	(27,265)	142	—	(1,937)	—

Balance December 31, 2005	$1,200	$—	$1,306,236	$24,555	$7,290	$1,819	$1,341,100	$203,122

(see accompanying notes to financial statements)

Back to Contents

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	For the year ended December 31,

	2005	2004	2003

Cash Flows From Operating Activities:
Net Income	$203,092	$73,272	$178,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	137,480	121,285	116,633
Minority partners’ interests in consolidated partnerships and other interests	17,224	21,040	17,972
Gains on sales of real estate	(155,640)	(14,787)	(126,789)
Undistributed earnings from real estate joint ventures	(1,330)	(908)	(30)
Changes in operating assets and liabilities:
Deferred rents receivable	(31,474)	(20,984)	(6,444)
Prepaid expenses and other assets	(4,610)	(12,734)	(5,225)
Tenant and affiliate receivables	(10,738)	2,192	1,919
Accrued expenses and other liabilities	39,603	1,094	(15,762)
Tenant security deposits	6,007	2,617	124

Net cash provided by operating activities	199,614	172,087	161,122

Cash Flows From Investment Activities:
Purchases of commercial real estate properties	(1,003,528)	(160,695)	(40,500)
Increase in contract and land deposits and pre-acquisition costs	(90)	—	(20,000)
Additions to Note Receivable Investments	(124,162)	(49,500)	(15,000)
Repayments of Note Receivable Investments	36,444	17,908	—
Additions to developments in progress	(70,877)	(34,913)	(24,391)
Additions to commercial real estate properties	(81,435)	(41,413)	(43,341)
Payment of deferred leasing costs	(20,544)	(24,732)	(16,086)
Investments in real estate joint ventures	(6,216)	—	—
Distributions from (contributions to) investments in a real estate joint ventures	—	(150)	243
Additions to furniture, fixtures and equipment	(881)	(636)	(196)
Proceeds from sales of real estate	247,033	67,259	268,757

Net cash (used in) provided by investing activities	(1,024,256)	(226,872)	109,486

Cash Flows From Financing Activities:
Proceeds from secured borrowings	562,601	—	—
Principal payments on secured borrowings	(59,571)	(362,117)	(12,300)
Proceeds from issuance of senior unsecured notes, net of issuance costs	281,750	298,529	—
Repayment of senior unsecured notes	—	(100,000)	—
Payment of loan and equity issuance costs	(7,633)	(5,249)	(156)
Distribution from an affiliated joint venture	—	10,603	—
Proceeds from unsecured credit facility	682,000	627,998	132,000
Principal payments on unsecured credit facility	(498,500)	(561,498)	(230,000)
Proceeds from unsecured bridge facility	470,000	—	—
Principal payments on unsecured bridge facility	(470,000)	—	—
Repurchases of common units	—	—	(4,538)
Repurchases and redemption of preferred units	—	(178,738)	—
Contributions	14,102	497,090	1,028
Contribution by a minority partner in a consolidated partnership	924	—	—
Distributions to minority partners in consolidated partnerships	(11,671)	(34,281)	(22,189)
Distributions	(147,029)	(135,428)	(142,016)

Net cash provided by (used in) financing activities	816,973	56,909	(278,171)

Net increase (decrease) in cash and cash equivalents	(7,669)	2,124	(7,563)
Cash and cash equivalents at beginning of period	25,137	23,013	30,576

Cash and cash equivalents at end of period	$17,468	$25,137	$23,013

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, including interest capitalized	$121,648	$102,259	$97,644

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1. Description of Business and Significant Accounting Policies

Description of Business

Reckson Operating Partnership, L.P. (the “Operating Partnership”) commenced operations on June 2, 1995.  Reckson Associates Realty Corp. (the “Company”), which serves as the sole general partner of the Operating Partnership, is a fully integrated, self administered and self managed real estate investment trust (“REIT”).  The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities.  Unless the context requires otherwise, the terms “Company”, “we”, “us”, “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and their wholly-owned subsidiaries.

The Operating Partnership is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owns land for future development located in the New York City tri-state area (the “Tri-State Area”).

Organization and Formation of the Company

The Company was incorporated in Maryland in September 1994.  In June 1995, the Company completed an Initial Public Offering (the “IPO”) and commenced operations.

The Company became the sole general partner of the Operating Partnership by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership.  The remaining 27% interest in the Operating Partnership was owned primarily by continuing investors who contributed properties or interests in properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Since the IPO the Company has completed numerous equity transactions, contributing net proceeds received to the Operating Partnership and thereby increasing its general partnership interest.  The Company’s ownership percentage in the Operating Partnership was approximately 96.8% and 95.7% at December 31, 2005 and 2004, respectively.  All properties acquired by the Company are held by or through the Operating Partnership.

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and the Service Companies (as defined below) at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005.  The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to the Company and the Operating Partnership and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

At December 31, 2005, the Operating Partnership’s investments in unconsolidated real estate joint ventures consisted of a 30% interest in the 1.4 million square foot Class A office tower located at One Court Square, Long Island City, NY (the “Court Square JV”), a 25% interest in a 17 suburban office property portfolio, located within the Tri-State Area, containing approximately 2.0 million square feet (the “RAOC JV”) and an approximate 5% indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located in New York City.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases.  Depreciation expense, net of discontinued operations, for each of the three years ended December 31, 2005 amounted to approximately $92.5 million, $79.9 million and $58.5 million, respectively.

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

Assessment by us of certain other lease related costs must be made when we have a reason to believe that the tenant will not be able to execute under the term of the lease as originally expected.

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

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment.  Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors.  To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property.  These assessments have a direct impact on our net income, as a recognition of an impairment results in an immediate negative adjustment to net income.  In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”).  Statement No. 144 did not have an impact on net income allocable to common unitholders.  Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

In accordance with the provisions of Statement No. 144, and Emerging Issues Task Force (“EITF”) 87-24, we allocated approximately $7.6 million of our unsecured interest expense to discontinued operations for the year ended December 31, 2003.  EITF 87-24 states that “interest on debt that is required to be repaid as a result of the disposal transaction should be allocated to discontinued operations”.  Pursuant to the terms of our unsecured credit facility (the “Credit Facility”), we were required to repay the Credit Facility to the extent of the net proceeds, as defined, received from the sales of unencumbered properties.  As such, we had allocated to discontinued operations the interest expense incurred on the portion of our Credit Facility, which was required to be repaid.  In August 2004, we amended and extended our Credit Facility, whereby such repayment requirement was eliminated.

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenants’ lease security deposits aggregating approximately $5.5 million and $4.5 million at December 31, 2005 and 2004, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

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

We make estimates of the collectibility of our accounts receivables related to base rents, tenant escalations and reimbursements and other revenue or income.  We specifically analyze tenant receivables and historical bad debts, customer credit worthiness, current economic trends and changes in tenant payment terms when evaluating the adequacy of our allowance for doubtful accounts.  In addition, when tenants are in bankruptcy, we make estimates of the expected recovery of pre-petition administrative and damage claims.  In some cases, the ultimate resolution of those claims can exceed a year.  These estimates have a direct impact on our net income because a higher bad debt reserve results in lower annual net income.

We incurred approximately $3.0 million, $831,000 and $1.9 million of bad debt expense for the years ended December 31, 2005, 2004 and 2003, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

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

Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. use the percentage-of-completion method for recording amounts earned on their contracts. This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

Gain on the sale of real estate is recorded when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and us having no substantial continuing involvement with the buyer.  Additionally, in connection with a sale of real estate, if we retain certain risks in the form of guarantees, the profit recognized on that sale shall be reduced and deferred by the maximum exposure to loss, until such exposure is relieved.

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

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements.  The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments.  OCI is presented in the accompanying consolidated statements of partners’ capital.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

As required by Statement No. 133, we record all derivatives on our balance sheet at fair value.  For effective hedges, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities.  VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which we are involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE.  The primary beneficiary is required to consolidate the VIE for financial reporting purposes.  The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities.  We adopted FIN 46R during the period ended March 31, 2004 and have determined that our unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation.  We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Finite Life Joint Venture Agreements (continued)

Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2005 and 2004 to be approximately $153.2 million and $145.1 million, respectively. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on our consolidated balance sheets, was approximately $109.2 million and $110.9 million at December 31, 2005 and 2004, respectively.

Current pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options by the Company, to be recognized in the income statement based on their fair values. The Company adopted Statement No. 123R on January 1, 2006. The adoption of Statement No. 123R by the Company will not have a material impact on our consolidated financial statements.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We do not expect that we will be required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which became effective December 31, 2005.  Under FIN 47, a conditional asset retirement obligation (“CARO”) must be recorded if the liability can be reasonably estimated.  A CARO is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events.  We own certain properties that currently have asbestos which under certain conditions must be remediated.  As a result of adopting FIN 47, we will increase the value of our recorded tangible assets at the time we recognize the associated conditional retirement obligation.

As a result, we have recorded approximately $2.0 million which represents the fair value of the CARO related to asbestos removal in tenant spaces.  In addition, for certain limited areas of our properties, management is unable to reasonably determine the fair value of potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which way we may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2. Mortgage Notes Payable

On August 3, 2005, we placed a first mortgage in the amount of $315.0 million on the property located at One Court Square, Long Island City, a sub-market of New York City.  The mortgage note bears interest at a fixed rate of 4.905% per annum, requires monthly payments of interest only through September 1, 2015, the anticipated repayment date (“ARD”).  In the event the mortgage is not satisfied on the ARD, all excess cash flow, as defined, shall be applied to amortize the loan and the interest rate shall be reset to 2% plus the greater of 4.905% and the then-current ten-year U.S. Treasury yield.  The final maturity date of the loan is May 1, 2020.  The mortgage note is secured by the property and is otherwise non-recourse except in limited circumstances regarding breaches of material representations.  As additional collateral for the loan, the lender under certain circumstances may require letters of credit for their benefit, in the amount of $10.0 million each, during September 2013, March 2014 and September 2014 if Citibank, N.A., the property’s current sole tenant, exercises its second cancellation option for up to 20% of its leased space during 2014 and 2015 and the space has not been re-leased. Proceeds received from this financing, net of mortgage recording tax and other costs, of approximately $303.5 million, were used to repay a portion of our unsecured bridge facility as discussed in Note 3.  On November 30, 2005, we sold a 70% interest in this property to a group of institutional investors led by JPMorgan Investment Management which included their assumption of $220.5 million of the mortgage debt.

On August 26, 2005, we encumbered a pool of nine of our suburban office properties with interest only mortgages in the aggregate amount of approximately $196.1 million. Proceeds received, net of costs and required escrows, of approximately $188.3 million were used to repay borrowings under our Credit Facility, the remaining balance outstanding under our unsecured bridge facility and for the repayment of the secured property debt on 520 White Plains Road, Tarrytown, NY. On September 21, 2005, these properties and related underlying mortgages were sold to the RAOC JV (see Note 6). The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in September 2010. These mortgage notes are cross-collateralized by the nine properties in the pool.

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

On September 12, 2005 we encumbered three of our suburban office properties with interest only mortgages in the aggregate amount of approximately $51.5 million. Proceeds received, net of costs and required escrows, of approximately $50.2 million were used to repay borrowings under our Credit Facility and for general corporate purposes. The mortgage notes bear interest at a fixed interest rate of 5.20% per annum and mature in October 2010. We have contracted to sell these properties to the RAOC JV, subject to the mortgage notes, in October 2006. These mortgage notes are cross-collateralized by the three properties in the pool.

Pursuant to the terms of the mortgage note encumbering the property located at 200 Summit Lake Drive in Valhalla, NY, the note was prepayable, without penalty, subsequent to September 1, 2005. On September 30, 2005, we repaid the outstanding balance of approximately $18.1 million with proceeds received from the RAOC JV which resulted in the satisfaction of this note.

The mortgage debt on the property located at 395 North Service Road in Melville, NY was scheduled to mature on October 28, 2005.  Pursuant to the terms of the note, we prepaid the mortgage debt on September 30, 2005, at which time the outstanding balance was approximately $18.6 million. We funded this prepayment with a borrowing under our Credit Facility and proceeds received from the sale of properties to the RAOC JV which resulted in the satisfaction of this note.

On October 20, 2005, in connection with our acquisition of 711 Westchester Avenue in White Plains, NY we assumed an existing first mortgage debt on the property of approximately $12.5 million. The mortgage bears interest at approximately 5.4% per annum, requires monthly payments of interest only through January 2007 and monthly payments of interest and principal based on a 30 year amortization schedule commencing in February 2007. The mortgage matures on January 1, 2015.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2. Mortgage Notes Payable (continued)

At December 31, 2005, we had 15 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $625.1 million.  These mortgage notes are secured by properties with an aggregate cost basis at December 31, 2005 of approximately $1.2 billion and which are pledged as collateral against the mortgage notes payable.  In addition, approximately $41.6 million of the $625.1 million is recourse to the Company.  The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2006 and 2015.  The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2005, 2004 and 2003 were approximately 7.1%, 7.3%, and 7.2%, respectively.

Certain of the mortgage notes payable are guaranteed by certain limited partners in the Operating Partnership and / or by the Company.  In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth our mortgage notes payable at December 31, 2005, by scheduled maturity date (dollars in thousands):

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

		(in thousands)
1350 Avenue of the Americas, NY, NY		$72,108	6.52%	June, 2006	30
Landmark Square, Stamford, CT	(a)	41,634	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY		14,572	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(b)	50,635	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(c)	77,854	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(c)	15,151	7.73%	August, 2009	25
90 Merrick Avenue, Merrick, NY	(c)	18,586	7.73%	August, 2009	25
6900 Jericho Turnpike, Syosset, NY	(d)	6,959	8.07%	July, 2010	25
6800 Jericho Turnpike, Syosset, NY	(d)	13,185	8.07%	July, 2010	25
580 White Plains Road, Tarrytown, NY	(e)	12,006	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(f)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(f)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(f)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(g)	238,316	6.87%	August, 2011	30
711 Westchester Avenue, White Plains, NY		12,525	5.36%	January, 2015	30	(h)

Total / Weighted average		$625,063	7.06%

(a)	Encompasses six Class A office properties.
(b)	At December 31, 2005, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $30.4 million.
(c)	These mortgages are cross-collateralized.
(d)	The properties subject to these mortgages were sold to the RAOC JV in January 2006.
(e)	The property subject to this mortgage is contracted to be sold to the RAOC JV in October 2006.
(f)	These mortgages are cross-collateralized by properties that are contracted to be sold, subject to the mortgages, to the RAOC JV in October 2006.
(g)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $121.5 million.
(h)	This mortgage note is interest only through January 2007 and then amortizes over a 30-year period.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2. Mortgage Notes Payable (continued)

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2005, are as follows (in thousands):

	Principal Amortization	Due at Maturity	Total

2006	$11,439	$112,030	$123,469
2007	8,994	60,535	69,529
2008	7,887	—	7,887
2009	7,335	100,254	107,589
2010	4,963	79,955	84,918
Thereafter	3,236	228,435	231,671

	$43,854	$581,209	$625,063

At December 31, 2005, our unconsolidated joint ventures had total indebtedness of approximately $751.1 million, which was comprised of $13.0 million of floating rate unsecured debt and approximately $738.1 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.1% and a weighted average maturity of approximately 8.3 years.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $158.6 million.

On December 20, 2005, in connection with the sale of our mortgaged property located at 100 Wall Street, New York, NY, we exercised our right under the mortgage note to replace collateral and assign the related mortgage debt to two of our suburban office properties; 275 Broadhollow Road, Melville, NY and 90 Merrick Avenue, Merrick, NY.  In connection with the assignment, we paid a substitution of collateral fee and other costs totalling approximately $2.0 million.  Such costs are being amortized to expense over the remaining term of the mortgage.

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the RAOC JV, subject to their mortgage debt of approximately $20.1 million.  The RAOC JV subsequently pre-paid the mortgage notes with proceeds from an unrelated financing transaction.

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

We also entered into an additional $200.0 million of anticipatory interest rate hedge instruments during the quarterly period ended June 30, 2005, which were scheduled to coincide with our August 26, 2005 and September 12, 2005 financings on twelve of our office properties. These hedge instruments were settled on August 1, 2005 realizing proceeds of approximately $1.1 million. The proceeds received from settlement of the instruments were used to buy-down the fixed mortgage rates to 5.20% per annum. The gain resulting from this settlement has been recorded to accumulated other comprehensive income (“OCI”) and is being amortized as a yield adjustment of the fixed-rate mortgage. Nine of these properties were sold to the RAOC JV, subject to their mortgage notes, on September 21, 2005 at which time we reclassified the proportionate share of the gain from OCI to earnings. The remaining three office properties are under contract to be sold to the RAOC JV, subject to the mortgage notes, in October 2006, at which time we will reclassify the proportionate share of the gain from OCI to earnings.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

3. Unsecured Credit Facility, Bridge Facility and Term Loan

On May 13, 2005, we obtained a $470.0 million unsecured bridge facility (the “Bridge Facility”) from Citibank, N.A. During August 2005, we repaid $303.5 million of outstanding borrowings under the Bridge Facility with net proceeds received from the secured debt financing of the property located at One Court Square, Long Island City, NY. In addition, in September 2005, we repaid the remaining balance outstanding under the Bridge Facility of $166.5 million with proceeds received from the secured debt financing of a pool of nine of our suburban office properties which were subsequently sold to the RAOC JV, subject to the mortgages. As a result of the foregoing, the Bridge Facility has been retired and is no longer available for borrowings thereunder.

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents.  The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility accrue interest at a rate of LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum.  In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change.  At December 31, 2005, the outstanding borrowings under the Credit Facility aggregated $419.0 million and carried a weighted average interest rate of 5.17% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes.  On December 29, 2005, we borrowed $150.0 million under the Credit Facility and with cash available acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, located in Westchester County, New York.

On January 13, 2006, we repaid $254.0 million of outstanding borrowings under the Credit Facility primarily from the proceeds from a $250.0 million term loan as discussed below.  As a result, our availability to borrow additional funds increased to $335.0 million.  At December 31, 2005, we had availability under the Credit Facility to borrow approximately an additional $81.0 million, subject to compliance with certain financial covenants.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $11.4 million, $8.1 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness.  As a result, we maintain certain outstanding balances on our Credit Facility.

On January 13, 2006, we obtained a $250.0 million term loan (the “Term Loan”) from Goldman Sachs Mortgage Company.  The Term Loan is for an initial term of three months and we have the option for a three month extension upon paying a one-time fee of 25 basis points on the amount then outstanding.  The Term Loan has terms, including interest rates and financial covenants, substantially similar to our Credit Facility.  Proceeds from the Term Loan were used to repay outstanding borrowings under the Credit Facility.

4. Senior Unsecured Notes

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025.  Interest on the debentures will be payable semi-annually on June 15 and December 15, commencing December 15, 2005.  The debentures are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020.  The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $281.6 million and were used for the repayment of amounts outstanding under the Credit Facility. (See Note 7, Partners’ Capital, regarding the terms of the debentures’ exchange into our common stock of the Company).

As of December 31, 2005, the Operating Partnership had outstanding approximately $980.1 million (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”).

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

4. Senior Unsecured Notes (continued)

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

	$987,500

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates.  In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.3 million.  Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate. Through December 31, 2005, approximately $900,000 of the aggregate discounts have been amortized.

5. Land Leases, Air Rights and Operating Leases

We lease, pursuant to noncancellable operating leases, the land on which ten of our buildings were constructed.  The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090.  The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals.  Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise our option.  Excess of amounts recognized over amounts contractually due are reflected as a deferred ground rent liability and included in accrued expenses and other liabilities on the accompanying balance sheets.

On September 21, 2005, our property located at 55 Charles Lindbergh Boulevard located on Long Island, New York which was subject to a land lease, was sold to the RAOC JV subject to the land lease.

Amounts recognized as deferred ground rent liabilities aggregated approximately $12.2 million and $7.5 million at December 31, 2005 and 2004, respectively.

In addition, our property located at 810 7th Avenue, New York, NY is subject to certain air rights lease agreements.  These lease agreements have terms expiring in 2044 and 2048, including renewal options.

Reckson Management Group, Inc. is subject to operating leases for certain of its management offices and warehouse storage space.  These operating leases expire, pursuant to their terms, during 2008 and 2009.  During 2005, we exercised a termination option on one of the management office space leases allowing us to terminate the affected lease on November 30, 2006 without penalty.

As of December 31, 2005, we leased certain building equipment at two of our suburban office properties which are classified as capital leases. This equipment has a cost basis and cumulative amortization of approximately $2.9 million and $129,000, respectively, at December 31, 2005.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

5. Land Leases, Air Rights and Operating Leases (continued)

Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Land Leases	Air Rights	Operating Leases	Capital Leases

2006	$12,285	$362	$1,319	$410
2007	12,302	362	194	410
2008	12,329	362	196	410
2009	12,475	362	14	410
2010	12,398	362	—	410
Thereafter	330,973	3,257	—	1,887

	$392,762	$5,067	$1,723	3,937

Less amounts representing interest				(1,121)

Present value of net minimum lease payments				$2,816

Amounts contractually due and expensed under our land leases, air rights and operating leases for each of the three years ended December 31, 2005, 2004 and 2003 amounted to $6.1 million, $5.4 million and $4.8 million, respectively.

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

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”) for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We account for the Court Square JV under the equity method of accounting. We have also evaluated, under Issue 04-05, that the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business  In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $45,000 for the period November 30 through December 31, 2005.

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

Back to Contents

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

On June 8, 2005, we sold a three-acre vacant land parcel located on Long Island for approximately $1.4 million which resulted in a net gain of approximately $179,000. Such gain is reflected as a component of discontinued operations on our consolidated statements of income.

On June 20, 2005, we acquired our joint venture partner’s 40% interest in a 172,000 square foot office property located at 520 White Plains Road, Tarrytown, NY for approximately $8.1 million which consisted of the issuance of 127,510 OP Units valued at $31.37 per OP Unit and the assumption of approximately $4.1 million of secured mortgage indebtedness of the joint venture. Prior to us acquiring this interest, we accounted for the joint venture under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the joint venture’s income was approximately $176,000 for the period January 1, 2005 through June 19, 2005 and $603,000 and $30,000 for the years ended December 31, 2004 and 2003, respectively.

On July 14, 2005, we acquired two adjacent Class A suburban office buildings aggregating approximately 228,000 square feet located at 225 High Ridge Road in Stamford, CT for approximately $76.3 million. This acquisition was made through a borrowing under our Credit Facility. On August 26, 2005 this property was encumbered, along with eight other properties, with an interest only mortgage in the amount of approximately $55.3 million and on September 21, 2005 was sold to the RAOC JV discussed below for approximately $76.5 million which included the assignment of  the property’s mortgage debt.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the RAOC JV in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV).  On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 – see Note 2).  In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees.  As a result, gains on sales of real estate, related to Tranche I reported in the current period is approximately $86.1 million. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”).  A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale.  As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. Commercial Real Estate Investments (continued)

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”).  Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein.  The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the RAOC JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the RAOC JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the RAOC JV.  Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the RAOC JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the RAOC JV’s income was approximately $863,000 for the period September 21, 2005 through December 31, 2005.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the RAOC JV acquired three of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY and 710 Bridgeport Avenue, Shelton, CT, aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt.  Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange.  The balance of the cash proceeds was used to fund our development activities and for general corporate purposes.

The Tranche III closing (“Tranche III”), consisting of five of our properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption of approximately $51.5 million of existing mortgage debt.  The Tranche III closing is subject to customary closing conditions.

Our Service Companies provide asset management, property management, leasing, construction and other services to the RAOC JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the RAOC JV. As of December 31, 2005, we earned and received approximately $3.6 million in transaction related fees and approximately $966,000 of ongoing fees from the RAOC JV. Such amount is included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia.  To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in the Reckson LPT, and  (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. Commercial Real Estate Investments (continued)

In connection with the Tranche I closing, on September 21, 2005 the Company, RAOC JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted RAOC JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006.  The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value at the time of each transfer to RAOC JV.  The Option Agreement contains a right of first refusal granting RAOC JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property.  The Option Agreement will terminate under certain circumstances, including if (i) RAOC JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) RAOC JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the RAOC JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum where we are currently the largest owner of office properties. In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site. The development remains subject to certain conditions and governmental approvals, including legislative, zoning and other customary approvals. In addition, there can be no assurances that we will enter into the aforementioned joint venture, that all applicable conditions will be satisfied or that all required approvals can be obtained.

On September 22, 2005, we sold two suburban office properties, aggregating approximately 69,000 square feet, located at 310 and 333 East Shore Road in Great Neck, Long Island for aggregate consideration of approximately $17.3 million.  As a result, we recorded an aggregate gain of approximately $14.0 million. For federal income tax purposes we recognized a tax gain of approximately $12.6 million.  Such tax gain did not affect the Company’s REIT distribution requirements.  Pursuant to FASB Statement No. 144, these properties have been reflected as held for sale on our balance sheets and their operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

On October 7, 2005, we acquired a 1.1 million square foot Class A office complex located in Uniondale, NY, commonly referred to as “EAB Plaza”, for approximately $240 million and changed the name of the complex to Reckson Plaza. The property is encumbered by a long-term ground lease which has a remaining term in excess of 75 years, including renewal options.  The acquisition of Reckson Plaza was financed, in part, (i) from sales proceeds being held by a qualified intermediary pursuant to a Section 1031 Exchange as the property was an identified, qualified replacement property, (ii) a borrowing under our Credit Facility, (iii) the satisfaction of our $27.6 million junior participating mezzanine loan which was secured by a pledge of an indirect interest of an entity which owned the ground leasehold estate and (iv) cash on hand. In connection with this acquisition we also acquired an adjoining 8.2 acre development site for approximately $19.0 million which was financed through a borrowing under our Credit Facility.

Back to Contents

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

On December 20, 2005, we sold our property located at 48 Harbor Park Drive, Port Washington, NY for approximately $6.4 million and recorded a gain on sales of real estate of approximately $2.7 million.  Pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of income.

On December 20, 2005, we sold our property located at 100 Wall Street, New York, NY for approximately $134.0 million and  recorded a gain on sales of real estate of approximately $46.1 million. The property was secured by a first mortgage and cross collateralized with another one of our New York City properties. In order to effectuate the sale and not incur prepayment penalties which would be due under a prepayment of the mortgage, we provided the lender with replacement collateral and assigned this mortgage debt to the replacement collateral properties. In connection with the assignment, we paid a substitution of collateral fee and other costs aggregating approximately $2.0 million.  In addition, we provided the purchaser with a mezzanine loan in the amount of $30.0 million which bears interest at 15.0% per annum, requires payments of interest only and has a term of two years. Cash proceeds of approximately $100.9 million were used, in part, to acquire a 14 building suburban office portfolio as discussed below.  We have evaluated the purchaser’s financial commitment as being sufficient to provide substance to this sale and us having no substantial continuing involvement with the purchaser pursuant to Statement No. 66 and as such have recognized the aforementioned gain in its entirety. In addition, pursuant to FASB Statement No. 144, this property has been reflected as held for sale on our balance sheets and its operating results are classified within discontinued operations, for all periods presented, on our consolidated statements of net income.

On December 29, 2005, we acquired a 1.6 million square foot suburban office portfolio, consisting of 14 buildings, concentrated within five business parks, located in Westchester County, for approximately $255.0 million.  We made this acquisition through a borrowing under our Term Loan and cash sales proceeds from the sale of our property located at 100 Wall Street, New York, NY.

As of December 31 2005, we owned and operated 103 office properties (inclusive of twenty-five office properties owned through joint ventures) comprising approximately 20.3 million square feet and eight flex properties comprising approximately 863,000 square feet located in the Tri-State Area.

We also own certain land parcels throughout our markets in the Tri-State Area which we hold for current and future development (the “Development Parcels”).  We recently completed the ground-up development on one of the Development Parcels of a 300,000 square foot Class A office building which commenced in July 2004 and is located within our existing three building executive office park in Melville, NY with a total investment of approximately $64.0 million. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 316,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning and other conditions. There can be no assurances that such conditions will be met or that the transaction will be consummated. Excluding the foregoing, at December 31, 2005 our inventory of Development Parcels aggregated  approximately 309 acres of land in 10 separate parcels which we had invested approximately $123.8 million.

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

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

6. Commercial Real Estate Investments (continued)

At December 31, 2005, we also owned a 354,000 square foot office building in Orlando, Florida.  This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition.  This property was sold on March 7, 2006 for aggregate consideration of approximately $70.0 million.  Net proceeds were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange.

Discontinued Operations

At December 31, 2005, we had identified ten of our operating properties and one parcel of land as held for sale in accordance with Statement No. 144. We have classified the assets and liabilities for these properties and parcel of land at December 31, 2005, for all periods presented, on our consolidated balance sheets as held for sale. In addition, where we will not have a continuing interest in their operations, we have classified their results of operations and gains from their sales, for all periods presented, as discontinued operations on our consolidated statements of income.

In addition, during 2005 we sold 21 of our operating properties and one parcel of land. We have classified the assets and liabilities for these properties and parcel of land at December 31, 2004 on our consolidated balance sheet as held for sale. In addition, where we will not have a continuing interest in their operations, we have classified their results of operations, for all periods presented, and gains from their sales, as discontinued operations on our consolidated statements of income.

The following table sets forth those assets and liabilities classified on our balances sheets as held for sale (in thousands):

	December 31, 2005		December 31, 2004

	Assets	Liabilities	Assets	Liabilities

Properties held for sale at December 31, 2005:
Eight operating properties to be sold to the RAOC JV	$101,740	$84,326	$102,752	$33,236
One operating property located in Westchester County, New York (a)	31,977	190	—	—
One Orlando Centre located in Orlando, Florida	59,457	56	59,328	29
Land parcel located in Long Island, New York	1,123	—	1,027	—
Properties sold during 2005:
Seventeen properties sold to the RAOC JV	—	—	146,890	1,398
310 / 333 East Shore Road, Great Neck, New York	—	—	3,188	24
48 Harbor Park Drive, Port Washington, New York	—	—	3,569	—
100 Wall Street, New York, New York	—	—	87,616	951
Land parcel located in Long Island, New York	—	—	983	—

Totals	$194,297	$84,572	$405,353	$35,638

(a)	Property was acquired during 2005.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Discontinued Operations (continued)

The following table sets forth the income from discontinued operations and the related net gains on sales of real estate for those properties sold during the years ended December 31, 2005, 2004 and 2003 (in thousands and net of minority and limited partners interests):

	Year ended December 31,

	2005	2004	2003

Income (loss) from discontinued operations:
310 / 333 East Shore Road, Great Neck, New York	$361	$566	$616
48 Harbor Park Drive, Port Washington, New York	375	333	317
100 Wall Street, New York, New York	6,409	6,040	3,882
One Orlando Centre located in Orlando, Florida	764	(782)	(623)
One operating property located in Westchester County, New York (a)	20	—	—
Properties sold during 2004 and 2003	—	677	17,205

Total income from discontinued operations	7,929	6,834	21,397

Gains on sales of real estate:
One parcel of land located in Long Island, New York	179	—	—
310 / 333 East Shore Road, Great Neck, New York	13,965	—	—
48 Harbor Park Drive, Port Washington, New York	2,747	—	—
100 Wall Street, New York, New York	46,148	—	—
Properties sold during 2004 and 2003	—	12,424	126,789

Total gains on sales of real estate – discontinued operations	63,039	12,424	126,789

Total discontinued operations	$70,968	$19,258	$148,186

(a) Property was acquired during 2005.

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

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note Receivable Investments (continued)

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bore interest at 15.0% per annum, was secured by a subordinate pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY and had a scheduled maturity date of March 31, 2006.  As described above, during May 2005, we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan).  We also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction.  The Promissory Note bore interest at 4.86% per annum, matured on November 30, 2005, was secured by a security interest in a reserve account owned by the borrower and was pre-payable in whole or in part without penalty.  These investments were funded through a borrowing under our Credit Facility.  On November 30, 2005, the Promissory Note was repaid, we advanced an additional $5.0 million under the mezzanine loan and adjusted its interest rate to 17.5% per annum and extended its maturity date to November 30, 2009.  The refinanced junior mezzanine loan is secured by interests in the 1166 Avenue of the Americas condominium and guaranteed by Mr. Cappelli.

On October 7, 2005, a wholly owned subsidiary of the Operating Partnership advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005.  This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

At December 31, 2005, we had invested approximately $93.4 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at December 31, 2005 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (b)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007

	$93,387

(a)	Prepayable without penalty after 18 months from initial funding.
(b)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

At December 31, 2005, we also held a $17.0 million note receivable, which bore interest at 12% per annum and was secured by a minority partnership interest in Omni Partners, L.P., owner of the Omni, a 579,000 square foot Class A office property located in Uniondale, NY (the “Omni Note”).

As of December 31, 2005, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum (the “Other Note”) and collectively with the Omni Note, our mezzanine loans and preferred loan investments (the “Note Receivable Investments”). The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

Note Receivable Investments (continued)

The following table sets forth the changes in our Note Receivable Investments for each of the periods in the three years ended December 31, 2005 (in thousands):

	2005	2004	2003

Balance at the beginning of period	$85,855	$54,986	$54,547
Additions during the period:
New investments	148,637	31,500	15,000
Interest receivables and related investment costs	4,212	1,777	439
Deductions during the period:
Collections / satisfaction of principal	64,092	2,408	15,000

Balance at end of period	$174,612	$85,855	$54,986

As of December 31, 2005, management has made subjective assessments as to the underlying security value on the Note Receivable Investments.  These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

7. Partners’ Capital

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership.  As of December 31, 2005, the Operating Partnership had issued and outstanding 1,569,142 Class A OP Units and 465,845 Class C OP Units.  The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share.  The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit.  Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

The limited partners’ interest in the Operating Partnership (“Limited Partner Capital”), which is reflected on the accompanying consolidated statements of partners’ capital, is reported at an amount equal to the limited partners’ ownership percentage of the net equity of the Operating Partnership at the end of reporting period. The Limited Partner Capital is adjusted at the end of the period to reflect the ownership percentages at that time.

During 2005 and 2004, we received approximately $14.1 million and $62.2 million from the exercise of 571,194 Company stock options and 2,706,378 Company stock options, respectively.

During 2005 and 2004, the Operating Partnership issued 127,510 and 33,843 OP Units, respectively, in connection with property acquisitions.  In addition, during 2005, certain limited partners in the Operating Partnership exchanged approximately 1.6 million OP Units for an equal number of shares of the Company’s common stock.

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable:  (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or securities of the Operating Partnership that have a per share/OP Unit value exceeding 10% of the market price of the Company’s shares; or (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Partners’ Capital (continued)

The initial exchange price of $40.63 represents a premium of approximately 25% to the closing price of the Company’s common stock on the issuance date of $32.50 per share. If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof. In accordance with the exchange rate terms of the debentures the Company has reserved approximately 8.8 million shares of its authorized common stock, $.01 par value, for potential future issuance upon the exchange of the debentures. Such amount is based on an exchange rate of 30.7692 common shares per $1,000 of principal amount of debentures. Although we have reserved these shares pursuant to the exchange rate terms, we believe the issuance of the Company’s shares, if any, would be significantly less than 8.8 million shares. The deben tures are guaranteed by the Company. We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions, prior to June 15, 2010.

The following table sets forth the Operating Partnership’s annual distribution rates and distributions paid on each class of its common and preferred units for each of the years ended December 31:

	2005	2004	2003

Class A OP Unit:
Distribution rate	$1.698	$1.698	$1.698

Distributions paid (in thousands)	$143,274	$116,320	$93,992

Class B OP Unit (a):
Distribution rate	$—	$—	$2.588

Distributions paid (in thousands)	$—	$1,744	$25,665

Class C OP Unit (b):
Distribution rate	$1.866	$1.866	$—

Distributions paid (in thousands)	$860	$866	$—

Series A preferred unit (c):
Distribution rate	$—	$1.906	$1.906

Distributions paid (in thousands)	$—	$14,988	$16,842

Series B preferred unit (d):
Distribution rate	$—	$—	$2.213

Distributions paid (in thousands)	$—	$787	$4,425

(a)
On November 25, 2003, the Company elected to exchange all of its then outstanding Class B common stock for an equal number of shares of its common stock.  Final cash dividends on the Class B common stock were paid during January 2004, which relate to the period from November 1, 2003 through November 25, 2003.

(b)	Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership.
(c)
During 2004, the Company purchased or redeemed 6,947,567 shares of its Series A preferred stock for approximately $181.0 million, including accumulated and unpaid dividends.  In addition, 1,886,933 shares of Series A preferred stock were exchanged for common stock of the Company at the election of the Series A preferred stockholders.  As a result of these transactions, there was no Series A preferred stock outstanding at December 31, 2004.  The dividend rate of $1.906 represents the annualized per share dividend rate without regard to the aforementioned transactions.  In addition, the dividends paid of approximately $15.0 million during 2004 excludes cash redemption charges of approximately $5.2 million.

(d)
In January 2004, the Company exercised its option to redeem 2.0 million shares, or 100%, of its then outstanding Series B preferred stock for approximately 1,958,000 shares of its common stock.  Final cash dividends on the Series B preferred stock were paid during January 2004, which related to the period from November 1, 2003 through January 4, 2004.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Partners’ Capital (continued)

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

The Operating Partnership has issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which is subject to reduction based upon the terms of their initial issuance (the “Preferred Units”).  The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998. As a result of the aforementioned reduction, there are currently no distributions being made on the Preferred Units.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”).  In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased.  Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years.  Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures.  These stock loans had an initial aggregate weighted average vesting period of approximately nine years.  As of December 31, 2005, there remains 180,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011.  Approximately $2.3 million, $2.1 million and $3.1 million of compensation expense was recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively, related to these loans.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million and $4.7 million at December 31, 2005 and December 31, 2004, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets.  Other outstanding loans to executive and senior officers at December 31, 2005 and December 31, 2004 amounted to approximately $2.5 million and $2.7 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Partners’ Capital (continued)

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company’s (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”).  Each Right represents the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date.  The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006).  The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007).  Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer.  The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights.  The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock.  As of December 31, 2005, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 17,360 shares of common stock reserved related to the 2003 Rights.  Approximately $465,000, $403,000 and $855,000 of compensation expense was recorded for each of the years ended December 31, 2005, 2004 and 2003, respectively, related to the Rights.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Partners’ Capital (continued)

The revised awards under the 2003 LTIP were designed to provide the potential for executives to retain a greater equity interest in the Company by eliminating the need for executives to sell a portion of the core awards immediately upon vesting in order to satisfy personal income taxes which are due upon vesting under the original core awards.

With respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2005, 2004 and 2003 annual measurement periods, respectively. As a result, the Company issued to the participants of the 2003 LTIP 86,111, 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP.  The vesting, performance hurdles and timing for vesting remain unchanged.  However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company.  At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”).  Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions.  Upon the occurrence of certain “triggering events,” the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units.  If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis.  After two years from the date of grant, if such parity is reached, vested LTIP Units may be redeemed for cash in an amount equal to the then fair market value of an equal number of REIT Shares or converted into an equal number of OP Units, as determined by the Company’s Compensation Committee.  However, there are circumstances under which such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares.  In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares.  At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units.  At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units.  In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

In March 2005, following the recommendation of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units to continue to incentivize them for the long-term (the “2005 LTIP Unit Grants”). Each such LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. The terms of the 2005 LTIP Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7. Partners’ Capital (continued)

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 409,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units.  With respect to the core award of the 2003 LTIP, the Company recorded approximately $1.2 million, $2.8 million and $2.6 million of compensation expense for each of the years ended December 31, 2005, 2004 and 2003, respectively. In addition, with respect to the LTIP Units and the 2005 LTIP Unit Grants, the Company recorded compensation expense of approximately $2.9 million for the year ended December 31, 2005.  Such amount has been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.0 million, assuming relative peer group performance measures are met and a 15% cumulative and compounded return on common equity. During the three months ended December 31, 2005, we recorded approximately $23.5 million of compensation expense with respect to the Special Outperformance Pool. This amount is calculated on the closing stock price of the Company’s common stock on December 31, 2005 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 70% of the total estimated Special Outperformance Pool reflecting the service period through December 31, 2005.

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

As of December 31, 2005, the Company had approximately 1.4 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.70 per option.  In addition, the Company has approximately 2.4 million shares of its common stock reserved for future issuance under its stock option plans.

Net income per common partnership unit is determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships’ income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest are entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Related Party Transactions

In connection with our IPO, we were granted ten-year options to acquire ten properties (the “Option Properties”) which were either owned by certain Rechler family members who were also executive officers of the Company, or in which the Rechler family members owned a non-controlling minority interest, at prices based upon an agreed upon formula.  During November 2003, in connection with the sale of all but three of our 95 property, 5.9 million square foot, Long Island industrial building portfolio to members of the Rechler family, four of the five remaining options (the “Remaining Option Properties”) were terminated along with management contracts relating to three of the properties.  During November 2003, we sold all but three of the properties included in our Long Island industrial building portfolio to members of the Rechler family for approximately $315.5 million. As a result we recorded a gain of approximately $115 million. Approximately $204 million of cash sales proceeds received were used to repay borrowings under our Credit Facility. In connection with this closing and the settlement of the employment contracts of the departing Rechler family members, we incurred net restructuring charges of approximately $11.6 million.

The Operating Partnership conducts its management, leasing and construction related services through the Company’s taxable REIT subsidiaries as defined by the Code.  These services are currently provided by the Service Companies.  During the years ended December 31, 2005 and 2004, RCD billed approximately $31,000 and $859,000, respectively, of market rate services and Reckson Management Group, Inc. (“RMG”) billed approximately $285,000 and $280,000, respectively, of market rate management fees to the Remaining Option Properties.

RMG leases approximately 26,000 square feet of office space at the Remaining Option Property located at 225 Broadhollow Road, Melville, NY for its corporate offices at an annual base rent of approximately $809,000.  During 2005, RMG exercised a termination option for its corporate offices allowing us to terminate the lease on November 30, 2006 without penalty.  RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $79,000.  In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, NY, which is scheduled to terminate on September 30, 2006.  Base rent of approximately $495,000 and $360,000 was paid by RCD during the years ended December 31, 2005 and 2004, respectively.  Commencing in April 2005, RCD sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million.  We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred.  In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

During November 2005 we purchased 11 pieces of art which have historically been on display in certain of our buildings for approximately $170,000 from an entity owned by certain members of the Rechler family. The purchase prices were reviewed by an independent art dealer and approved by the independent directors.

During 1997, the Company formed FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine.  In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT–qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). To date, approximately $59.8 million has been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

8. Related Party Transactions (continued)

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

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2005. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

Scott H. Rechler, who serves as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member.  Scott H. Rechler also serves as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formally owned by RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors.  On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million options of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9. Fair Value of Financial Instruments

In accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments”, management has made the following disclosures of estimated fair value at December 31, 2005 as required by FASB Statement No. 107.

Cash and cash equivalents, tenant receivables, deferred rents receivable, prepaid expenses and other assets, accrued expenses and other liabilities, deferred revenues and tenant security deposits and variable rate debts are carried at amounts which reasonably approximate their fair values.

The fair value of our long-term debt and Notes Receivable Investments is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt and notes receivable of similar risk and duration.  At December 31, 2005, the estimated aggregate fair value of our Notes Receivable Investments approximated their carrying value and the aggregate fair value of our long term debt exceeded its carrying value by approximately $72.2 million.

Considerable judgment is necessary to interpret market data and develop estimated fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

10. Rental Income

Our properties are being leased to tenants under operating leases.  The minimum rental amount due under certain leases is generally either subject to scheduled fixed increases or indexed escalations.  In addition, the leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above base year costs.

Contractual future minimum rents, excluding those future minimum rents from properties classified as held for sale, to be received over the next five years and thereafter from leases in effect at December 31, 2005 are as follows (in thousands):

2006	$425,551
2007	406,981
2008	379,703
2009	358,186
2010	321,211
Thereafter	1,852,637

$3,744,269

Future minimum rents from those properties classified as held for sale at December 31, 2005 over the next five years and thereafter aggregated approximately $51.0 million.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Segment Disclosure

We own all of the interests in our real estate properties directly or indirectly through the Operating Partnership.  Our portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and flex properties located and operated within the Tri-State Area (the “Core Portfolio”). We have formed an Operating Committee that reports directly to the President and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

We do not consider (i) interest incurred on our Credit Facility, Bridge Facility and Senior Unsecured Notes, (ii) the operating performance of those properties reflected as discontinued operations on our consolidated statements of income, (iii) the operating results of the Service Companies and (iv) restructuring charges as part of our Core Portfolio’s property operating performance for purposes of our component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  In addition, historical amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

The following tables set forth the components of our revenues and expenses and other related disclosures, as required by FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information”, for the years ended December 31 (in thousands):

	2005

	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$546,148	$—	$546,148

Expenses:
Property operating expenses	219,041	—	219,041
Marketing, general and administrative	17,511	14,927	32,438
Depreciation and amortization	125,213	1,449	126,662

Total operating expenses	361,765	16,376	378,141

Operating income (loss)	184,383	(16,376)	168,007

Non-Operating Income and Expenses
Gains on sales of real estate	92,130	—	92,130
Investment income and other	4,645	21,260	25,905
Interest:
Expense	(39,464)	(71,427)	(110,891)
Amortization of deferred financing costs	(1,426)	(2,740)	(4,166)
Long term incentive compensation expense	—	(23,534)	(23,534)

Total non-operating income and expenses	55,885	(76,441)	(20,556)

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$240,268	$(92,817)	$147,451

Total assets	$3,268,531	$547,928	$3,816,459

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

11. Segment Disclosure (continued)

	2004

	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$493,381	$—	$493,381
Expenses:
Property operating expenses	199,133	—	199,133
Marketing, general and administrative	16,469	13,498	29,967
Depreciation and amortization	110,210	1,555	111,765

Total operating expenses	325,812	15,053	340,865

Operating income (loss)	167,569	(15,053)	152,516

Non-Operating Income and Expenses
Investment income and other	9,459	9,584	19,043
Interest:
Expense	(56,978)	(38,942)	(95,920)
Amortization of deferred financing costs	(1,021)	(2,700)	(3,721)

Total non-operating income and expenses	(48,540)	(32,058)	(80,598)

Income (loss) before minority interests, preferred distributions, equity in earnings of a real estate joint venture and discontinued operations	$119,029	$(47,111)	$71,918

Total assets	$2,524,825	$646,541	$3,171,366

	2003

	Core Portfolio	Other	Consolidated Totals

Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$410,657	$—	$410,657
Expenses:
Property operating expenses	164,931	—	164,931
Marketing, general and administrative	15,124	16,318	31,442
Depreciation and amortization	93,741	3,988	97,729

Total operating expenses	273,796	20,306	294,102

Operating income (loss)	136,861	(20,306)	116,555

Non-Operating Income and Expenses
Investment income and other	2,974	21,235	24,209
Interest:
Expense	(49,796)	(28,784)	(78,580)
Amortization of deferred financing costs	(1,077)	(2,162)	(3,239)
Restructuring charges – net	—	(11,580)	(11,580)

Total non-operating income and expenses	(47,899)	(21,291)	(69,190)

Income (loss) before minority interests, preferred distributions, equity in earnings of a real estate joint venture and discontinued operations	$88,962	$(41,597)	$47,365

Total assets	$2,037,097	$713,583	$2,750,680

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

12. Non-Cash Investing and Financing Activities

Additional supplemental disclosures of non-cash investing and financing activities are as follows:

On January 1, 2005 and March 14, 2005, certain limited partners in the Operating Partnership exchanged 263,340 OP Units and 513,259 OP Units, respectively, for an equal number of shares of the Company’s common stock which were valued at approximately $24.8 million, in the aggregate.

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

On November 30, 2005, in connection with the sale of a 70% joint venture interest in One Court Square we received non-cash consideration of $220.5 million related to our joint venture partner’s assumption of 70% of the property’s mortgage debt.

On December 20, 2005, in connection with our sale of 100 Wall Street, we provided the purchaser with mezzanine financing in the amount of $30.0 million.

13. Commitments and Contingencies

The Company has extended the terms of its amended and restated employment and noncompetition agreements with three executive officers, which were scheduled to expire on August 15, 2005, in all respects through April 30, 2006.  The Company has also entered into an employment agreement with one additional officer prior to his appointment as an executive officer.  This agreement expires in December 2006.

We had undrawn letters of credit outstanding against our Credit Facility of approximately $100,000 and $1.2 million at December 31, 2005 and 2004, respectively.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the RAOC JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the RAOC JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the RAOC JV and the RAOC JV meeting a net worth test of at least $200.0 million. The RAOC JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2005, the RAOC JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14. Quarterly Financial Data (Unaudited)

The following summary represents our results of operations for each fiscal quarter during 2005 and 2004 (in thousands, except unit amounts):

	2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total property operating revenues as previously reported	$135,884	$141,802	$145,293	$136,840
Property operating revenues from discontinued operations (a)	(5,696)	(6,431)	(1,544)	—

Total property operating revenues (b)	$130,188	$135,371	$143,749	$136,840

Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$19,606	$20,154	$105,270	$2,421
Minority interests	(3,857)	(3,971)	(4,497)	(4,373)
Equity in earnings of real estate joint ventures	151	83	248	889
Discontinued operations (net of minority interests)	2,153	2,070	15,459	51,286

Net income allocable to common unitholders	$18,053	$18,336	$116,480	$50,223

Net income allocable to:
Common unitholders	$17,944	$18,225	$115,777	$49,919
Class C common unitholders	109	111	703	304

Total	$18,053	$18,336	$116,480	$50,223

Net income per weighted average common unit:
Common	$0.21	$0.22	$1.38	$0.59
Class C Common	$0.23	$0.24	$1.51	$0.65

Weighted average common units outstanding:
Common	83,847,000	83,999,000	84,162,000	84,386,000
Class C Common	466,000	466,000	466,000	466,000

(a)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.
(b)	Amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

14.Quarterly Financial Data (Unaudited)

	2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total property operating revenues as previously reported	$129,305	$127,243	$130,777	$132,666
Property operating revenues from discontinued operations (a)	(6,981)	(6,953)	(6,697)	(5,979)

Total property operating revenues (b)	$122,324	$120,290	$124,080	$126,687

Income before preferred distributions, minority interests, equity in earnings of a real estate joint venture and discontinued operations	$20,163	$16,918	$19,815	$15,022
Preferred dividends and distributions	(4,533)	(4,399)	(3,478)	(367)
Redemption charges on Series A preferred units	—	—	(6,717)	(9,095)
Minority interests	(6,181)	(4,422)	(4,135)	(3,769)
Equity in earnings of real estate joint ventures	114	294	112	83
Discontinued operations (net of minority interests)	7,337	5,353	3,698	2,870

Net income allocable to common unitholders	$16,900	$13,744	$9,295	$4,744

Net income allocable to:
Common unitholders	$16,767	$13,644	$9,231	$4,714
Class C common unitholders	133	100	64	30

Total	$16,900	$13,744	$9,295	$4,744

Net income per weighted average common unit:
Common	$0.26	$0.19	$0.13	$0.06
Common C common	$0.29	$0.21	$0.14	$0.06

Weighted average common units outstanding:
Common	64,448,000	69,977,000	73,323,000	80,005,000
Class C common	466,000	466,000	466,000	466,000

(a)	Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.
(b)	Amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

15. Pro Forma Results (Unaudited)

The following table presents our unaudited pro forma results for the year ended December 31, 2005 as if the property acquisitions and dispositions made during 2005 had occurred on January 1, 2005.  Unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what our actual results of operations would have been had the events occurred on January 1, 2005, nor does it purport to represent the results of operations for future periods (in thousands except per unit data):

Total revenues	$603,019

Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$168,965

Net income available to common unitholders	$221,804

Net income per common unit	$2.62

Net income per Class C common unit	$2.88

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(IN THOUSANDS)

The changes in real estate for each of the periods in the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Real estate balance at beginning of period	$3,195,064	$2,689,812	$2,604,542
Improvements/revaluations	216,443	91,903	73,495
Disposals, including write-off of fully depreciated building improvements	(798,361)	(2,641)	(19,862)
Properties held for sale	(171,352)	(35)	—
Acquisitions	1,034,621	416,025	31,637

Balance at end of period	$3,476,415	$3,195,064	$2,689,812

The changes in accumulated depreciation exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance at beginning of period	$551,018	$449,043	$364,390
Depreciation for period	120,756	103,745	91,028
Disposals, including write-off of fully depreciated building improvements	(93,862)	(1,330)	(6,375)
Accumulated depreciation on assets held for sale	(54,918)	(440)	—

Balance at end of period	$522,994	$551,018	$449,043

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period
Description	Encum- brance	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improv- ements	Total	Accumu- lated Depre- ciation	Date of Constru- ction	Date Acquired	Life On Which Depreciation is Computed

50 Charles Lindbergh Boulevard Mitchel Field, New York	—	—	12,089	—	8,701	—	20,790	20,790	13,943	1984	1984	10 - 30 Years
48 South Service Road Melville, New York	—	1,652	10,245	—	8,172	1,652	18,417	20,069	10,881	1986	1986	10 - 30 Years
395 North Service Road Melville, New York	18,893	—	15,551	—	8,193	—	23,744	23,744	15,470	1988	1988	10 - 30 Years
333 Earle Ovington Bou- levard Mitchel Field, New York	51,795	—	67,221	—	26,618	—	93,839	93,839	41,134	1990	1995	10 - 30 Years
40 Cragwood Road South Plainfield, New Jersey	—	725	7,131	—	6,584	725	13,715	14,440	10,093	1970	1983	10 - 30 Years
60 Charles Lindbergh Boulevard Mitchel Field, New York	—	—	20,800	—	10,805	—	31,605	31,605	7,687	1989	1996	10 - 30 Years
1 - 6 Landmark Square Stamford, Connecticut	42,879	11,603	64,466	(1,633)	24,427	9,970	88,893	98,863	26,428	1973-1984	1996	10 - 30 Years
72 Eagle Rock Avenue East Hanover, New Jersey	—	803	7,563	—	5,457	803	13,020	13,823	5,183	1986	1997	10 - 30 Years
3 University Plaza Hackensack, New Jersey	—	7,894	11,846	—	3,375	7,894	15,221	23,115	5,178	1985	1997	10 - 30 Years
Reckson Executive Park Ryebrook, New York	—	18,343	55,028	—	10,538	18,343	65,566	83,909	17,392	1983-1986	1997	10 - 30 Years
100 Forge Way Rockaway, New Jersey	—	315	902	—	168	315	1,070	1,385	309	1986	1998	10 - 30 Years
200 Forge Way Rockaway, New Jersey	—	1,128	3,227	—	594	1,128	3,821	4,949	1,152	1989	1998	10 - 30 Years
300 Forge Way Rockaway, New Jersey	—	376	1,075	—	470	376	1,545	1,921	516	1989	1998	10 - 30 Years
400 Forge Way Rockaway, New Jersey	—	1,142	3,267	—	321	1,142	3,588	4,730	936	1989	1998	10 - 30 Years
51 Charles Linderbergh Boulevard Mitchel Field, New York	—	—	12,185	—	310	—	12,495	12,495	3,558	1981	1998	10 - 30 Years
100 Summit Lake Drive Valhalla, New York	16,211	3,007	41,351	—	6,375	3,007	47,726	50,733	13,417	1988	1998	10 - 30 Years
115/117 Stevens Avenue Valhalla, New York	—	1,094	22,490	—	2,576	1,094	25,066	26,160	6,709	1984	1998	10 - 30 Years
200 Summit Lake Drive Valhalla, New York	18,460	4,343	37,305	—	11,850	4,343	49,155	53,498	13,799	1990	1998	10 - 30 Years
140 Grand Street White Plains, New York	—	1,932	18,744	—	1,060	1,932	19,804	21,736	4,958	1991	1998	10 - 30 Years
500 Summit Lake Drive Valhalla, New York	—	7,052	37,309	—	8,021	7,052	45,330	52,382	14,833	1986	1998	10 - 30 Years

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period
Description	Encum- brance	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life On Which Depreciation is Computed

120 West 45th Street New York, New York	—	28,757	162,809	7,676	10,582	36,433	173,391	209,824	38,044	1998	1999	10 - 30 Years
1255 Broad Street Clifton, New Jersey	—	1,329	15,869	—	3,785	1,329	19,654	20,983	5,072	1999	1999	10 - 30 Years
810 7th Avenue New York, New York	79,651	26,984	152,767	117	23,343	27,101	176,110	203,211	38,122	1970	1999	10 - 30 Years
1350 Avenue of the Americas New York, New York	73,009	19,222	109,168	—	23,282	19,222	132,450	151,672	26,720	1966	2000	10 - 30 Years
919 Third Avenue New York, New York	241,305	101,644	205,736	12,795	104,084	114,439	309,820	424,259	49,921	1970	2000	10 - 30 Years
360 Hamilton Avenue White Plains, New York	—	2,838	34,606	—	24,453	2,838	59,059	61,897	14,318	2000	2000	10 - 30 Years
275 Broadhollow Road Melville, New York	—	3,850	12,958	972	9,841	4,822	22,799	27,621	3,454	1970	1997	10 - 30 Years
90 Merrick Avenue East Meadow, New York	—	—	23,804	—	8,866	—	32,670	32,670	6,635	1985	1997	10 - 30 Years
120 White Plains Road Tarrytown, New York	—	3,852	24,861	—	4,933	3,852	29,794	33,646	6,538	1984	1997	10 - 30 Years
100 White Plains Road Tarrytown, New York	—	79	472	—	79	79	551	630	95	1984	1997	10 - 30 Years
51 JFK Parkway Short Hills, New Jersey	—	10,053	62,504	—	1,899	10,053	64,403	74,456	14,433	1988	1998	10 - 30 Years
680 Washington Boule- vard Stamford, Connecticut	—	4,561	23,698	1,137	649	5,698	24,347	30,045	5,497	1989	1998	10 - 30 Years
750 Washington Boule- vard Stamford, Connecticut	—	7,527	31,940	—	293	7,527	32,233	39,760	7,009	1989	1998	10 - 30 Years
1305 Walt Whitman Road Melville, New York	—	3,934	24,040	—	853	3,934	24,893	28,827	6,208	1999	1999	10 - 30 Years
58 South Service Road Melville, New York	—	1,061	—	6,888	46,209	7,949	46,209	54,158	7,779	2001	1998	10 - 30 Years
103 JFK Parkway Short Hills, New Jersey	—	3,098	18,011	217	11,383	3,315	29,394	32,709	6,743	2002	1997	10 - 30 Years
1055 Washington Bou- levard Stamford, Connecticut	—	—	31,637	—	1,738	—	33,375	33,375	2,629	1987	2003	10 - 30 Years
3 Giralda Farms Madison, New Jersey	—	5,675	17,028	—	5,945	5,675	22,973	28,648	252	1990	2004	10-30 Years
44 Whippany Road Chattam, New Jersey	—	7,500	22,006	—	764	7,500	22,770	30,270	975	1985	2004	10-30 Years
1185 Avenue of the Americas New York, New York	—	—	322,180	—	31,969	—	354,149	354,149	22,866	1969	2004	10-30 Years
300 Broadhollow Road Melville, New York	—	10,250	31,386	—	2,944	10,250	34,330	44,580	1,396	1989	2004	10-30 Years

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period
Description	Encum- brance	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumu- lated Depreciation	Date of Construc- tion	Date Acquired	Life On Which Depreciation is Computed

32 Windsor Place Islip, New York	—	32	321	—	50	32	371	403	367	1971	1971	10-30 Years
101 JFK Expressway Short Hills, New Jersey	—	4,647	25,878	274	17,605	4,921	43,483	48,404	9,735	1981	1997	10-30 Years
7 Giralda Farms Madison, New Jersey	—	16,110	34,314	—	—	16,110	34,314	50,424	1,053	1997	2005	10-30 Years
Reckson Plaza Mitchel Field, New York	—	—	223,500	—	378	—	223,878	223,878	1,862	1984	2005	10-30 Years
711 Westchester Avenue White Plains, New York	—	5,650	18,202	—	—	5,650	18,202	23,852	108	1978	2005	10-30 Years
701 Westchester Avenue White Plains, New York	—	6,316	20,193	—	—	6,316	20,193	26,509	—	1981	2005	10-30 Years
707 Westchester Avenue White Plains, New York	—	5,356	15,722	—	—	5,356	15,722	21,078	—	1978	2005	10-30 Years
709 Westchester Avenue White Plains, New York	—	4,870	13,992	—	—	4,870	13,992	18,862	—	1979	2005	10-30 Years
777 Westchester Avenue White Plains, New York	—	4,864	15,606	—	—	4,864	15,606	20,470	—	1971	2005	10-30 Years
1025 Westchester Avenue White Plains, New York	—	3,709	10,664	—	—	3,709	10,664	14,373	—	1977	2005	10-30 Years
925 Westchester Avenue White Plains, New York	—	3,704	11,101	—	—	3,704	11,101	14,805	—	1977	2005	10-30 Years
2500 Westchester Avenue White Plains, New York	—	6,626	18,838	—	—	6,626	18,838	25,464	—	1984	2005	10-30 Years
2700 Westchester Avenue White Plains, New York	—	4,654	13,082	—	—	4,654	13,082	17,736	—	1984	2005	10-30 Years
105 Corporate Park Drive White Plains, New York	—	3,434	10,927	—	—	3,434	10,927	14,361	—	1985	2005	10-30 Years
106 Corporate Park Drive White Plains, New York	—	4,108	12,423	—	—	4,108	12,423	16,531	—	1974	2005	10-30 Years
108 Corporate Park Drive White Plains, New York	—	4,287	13,159	—	—	4,287	13,159	17,446	—	1973	2005	10-30 Years
110 Corporate Park Drive White Plains, New York	—	1,553	4,347	—	—	1,553	4,347	5,900	—	1977	2005	10-30 Years
1 Giralda Farms Madison, New Jersey	—	6,062	18,188	—	449	6,062	18,637	24,699	563	1982	2005	10-30 Years
100 Campus Drive Princeton, New Jersey	—	670	1,813	—	675	670	2,488	3,158	926	1987	1997	10-30 Years
104 Campus Drive Princeton, New Jersey	—	1,819	4,917	—	1,221	1,819	6,138	7,957	1,626	1987	1997	10-30 Years
115 Campus Drive Princeton, New Jersey	—	798	2,158	—	362	798	2,520	3,318	687	1987	1997	10-30 Years

Back to Contents

RECKSON ASSOCIATES REALTY CORP.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005
(IN THOUSANDS)

Column A	Column B	Column C		Column D		Column E			Column F	Column G	Column H	Column I

		Initial Cost		Cost Capitalized, Subsequent to Acquisition		Gross Amount At Which Carried At Close of Period
Description	Encum- brance	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life On Which Depreciation is Computed

99 Cherry Hill Road Parsippany, New Jersey	—	2,360	7,508	5	2,380	2,365	9,888	12,253	2,660	1982	1998	10-30 Years
119 Cherry Hill Road Parsippany, New Jersey	—	2,512	7,622	6	1,886	2,518	9,508	12,026	2,619	1982	1998	10-30 Years
520 White Plains Tarrytown, New York	—	3,462	19,617	387	5,188	3,849	24,805	28,654	7,877	1981	1996	10-30 Years
Land held for de- velopment	—	123,761	—	—	—	123,761	—	123,761	—	N/A	Various	N/A
Developments in progress	—	—	99,570	—	—	—	99,570	99,570	—
Other property	—	—		—	28,947	—	28,947	28,947	14,629

Total	$542,203	$524,987	$2,400,937	$28,841	$521,650	$553,828	$2,922,587	$3,476,415	$522,994

A	These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.
B	Includes costs incurred to acquire the lessor’s rights to an air rights lease agreement.

The aggregate cost for Federal Income Tax purposes was approximately $3,237 million at December 31, 2005.