Form 10-Q
period 2006-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2006-05-15
CIK 930810

Click here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

Commission file number: 1-13762

RECKSON OPERATING PARTNERSHIP, L. P.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3233647 (IRS Employer Identification Number)

225 Broadhollow Road, Melville, NY (Address of principal executive office)	11747 (Zip Code)

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

Yes   No .

RECKSON OPERATING PARTNERSHIP, L.P.
QUARTERLY REPORT
FOR THE THREE MONTHS ENDED MARCH 31, 2006

Back to Contents

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

RECKSON OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005

	(unaudited)
ASSETS
Commercial real estate properties, at cost:
Land	$428,354	$430,064
Buildings and improvements	2,885,208	2,823,020
Developments in progress:
Land	126,016	123,761
Development costs	116,088	99,570
Furniture, fixtures and equipment	12,942	12,738

	3,568,608	3,489,153
Less accumulated depreciation	(559,727)	(532,152)

Investments in real estate, net of accumulated depreciation	3,008,881	2,957,001

Properties and related assets held for sale, net of accumulated depreciation	67,251	194,297
Investments in real estate joint ventures	46,724	61,526
Investments in mortgage notes and notes receivable	169,025	174,612
Cash and cash equivalents	42,635	17,468
Tenant receivables	16,281	20,196
Investments in affiliate loans and joint ventures	66,683	64,954
Deferred rents receivable	144,419	138,990
Prepaid expenses and other assets	179,824	109,004
Deferred leasing and loan costs, net of accumulated amortization	83,063	78,411

Total Assets	$3,824,786	$3,816,459

LIABILITIES
Mortgage notes payable	$466,682	$541,382
Mortgage notes payable and other liabilities associated with properties held for sale	63,955	84,572
Unsecured credit facility	180,000	419,000
Senior unsecured notes	1,254,808	980,085
Accrued expenses and other liabilities	113,549	118,661
Deferred revenues and tenant security deposits	73,301	75,903
Dividends and distributions payable	36,476	36,398

Total Liabilities	2,188,771	2,256,001

Minority partners’ interests in consolidated partnerships and other interests	267,120	219,358

Commitments and contingencies	—	—

PARTNERS’ CAPITAL:
Preferred capital 1,200 units issued and outstanding	1,200	1,200
General Partners’ Capital:
Class A common units, 83,196,326 and 82,995,931 units outstanding, respectively	1,333,222	1,306,236
Limited Partners’ Capital:
Class A common units, 1,552,133 and 1,569,142 units issued and outstanding, respectively	24,770	24,555
Class C common units, 465,845 units issued and outstanding	7,434	7,290
Accumulated other comprehensive income	2,269	1,819

Total Partners’ Capital	1,368,895	1,341,100

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$3,824,786	$3,816,459

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and in thousands, except per share and share amounts)

	Three Months Ended March 31,

	2006	2005

PROPERTY OPERATING REVENUES:
Base rents	$116,085	$112,410
Tenant escalations and reimbursements	19,068	17,778

Total property operating revenues	135,153	130,188

OPERATING EXPENSES:
Property operating expenses	60,235	52,740
Marketing, general and administrative	9,482	7,995
Depreciation and amortization	32,836	28,419

Total operating expenses	102,553	89,154

Operating income	32,600	41,034

NON-OPERATING INCOME AND EXPENSES:
Gains on sales of real estate	35,393	—
Interest income on mortgage notes and notes receivable (including $1.1 million and $850,000, respectively from related parties)	5,499	2,447
Investment income and other	12,077	682
Interest:
Expense	(27,989)	(23,566)
Amortization of deferred financing costs	(1,122)	(991)
Long-term incentive compensation expense	(3,623)	—

Total non-operating income and expenses	20,235	(21,428)

Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	52,835	19,606
Minority partners’ interests in consolidated partnerships and other interests	(4,460)	(3,857)
Equity in earnings of real estate joint ventures	396	151

Income before discontinued operations	48,771	15,900
Discontinued operations:
Income from discontinued operations	893	2,153
Gains on sales of real estate	9,518	—

Net income	$59,182	$18,053

Net income allocable to:
Common unit holders	58,826	17,944
Class C common unit holders	356	109

Total	$59,182	$18,053

Net income per weighted average common units:
Income from continuing operations	.16	.18
Gain on sales of real estate	.42	—
Discontinued operations	.12	.03

Basic net income per common unit	$.70	$.21

Class C common – income from continuing operations	.18	.20
Gain on sales of real estate	.45	—
Discontinued operations	.13	.03

Basic net income per Class C common unit	$.76	$.23

Weighted average common units outstanding:
Common units	84,628,000	83,847,000
Class C common units	466,000	466,000

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and in thousands)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$59,182	$18,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	34,786	31,293
Minority partners’ interests in consolidated partnerships and other interests	4,537	3,868
Gains on sales of real estate	(44,982)	—
Sale of option to acquire joint venture interest	(9,016)	—
Undistributed earnings from real estate joint ventures	(120)	(151)
Changes in operating assets and liabilities:
Deferred rents receivable	(5,359)	(7,097)
Prepaid expenses and other assets	6,017	10,749
Tenant receivables	3,915	(895)
Accrued expenses and other liabilities	(11,840)	(7,199)
Tenant security deposits	(2,982)	1,565

Net cash provided by operating activities	34,138	50,186

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchases of commercial real estate properties	—	(73,838)
Additions to Note Receivable Investments	(14,687)	(28,390)
Repayments of Notes Receivable Investments	16,990	1,695
Additions to developments in progress	(8,090)	(10,809)
Additions to commercial real estate properties	(18,446)	(17,443)
Payment of deferred leasing costs	(5,669)	(4,373)
Distributions from unconsolidated real estate joint ventures	2,140	—
Additions to furniture, fixtures and equipment	(204)	(421)
Proceeds from sale of option to acquire joint venture interest	9,016	—
Proceeds from sales of real estate	88,038	—

Net cash provided by (used in) investing activities	69,088	(133,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on secured borrowings	(74,800)	(2,796)
Proceeds from issuance of senior unsecured notes, net of issuance costs	272,819	—
Payment of loan and equity issuance costs	(72)	(95)
Proceeds from unsecured credit facility	15,000	132,000
Principal payments on unsecured credit facility	(254,000)	(10,000)
Proceeds from unsecured term loan	250,000	—
Principal payments on unsecured term loan	(250,000)	—
Contributions	2,098	2,570
Distributions to minority partners in consolidated partnerships	(2,639)	(1,313)
Distributions	(36,465)	(36,573)

Net cash (used in) provided by financing activities	(78,059)	83,793

Net increase in cash and cash equivalents	25,167	400
Cash and cash equivalents at beginning of period	17,468	25,137

Cash and cash equivalents at end of period	$42,635	$25,537

(see accompanying notes to financial statements)

Back to Contents

RECKSON OPERATING PARTNERSHIP, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Operating Partnership is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owns land for future development located in New York City and the surrounding tri-state area markets (the “New York Tri-State Markets”).

The Company was incorporated in Maryland in September 1994. In June 1995, the Company completed an initial public offering (the “IPO”) and commenced operations.

The Company became the sole general partner of the Operating Partnership by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership. The remaining 27% interest in the Operating Partnership was owned primarily by investors who contributed properties or interests in properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Since the IPO the Company has completed numerous equity transactions and contributed any net proceeds received to the Operating Partnership and thereby increasing its general partnership interest. The Company’s ownership percentage in the Operating Partnership was approximately 96.9% and 95.9% at March 31, 2006 and 2005, respectively. All properties acquired by the Company are held by or through the Operating Partnership.

2. BASIS OF PRESENTATION

The accompanying interim unaudited financial statements have been prepared by the Operating Partnership’s management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate so as not to make the information presented misleading. The unaudited financial statements at March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and the notes thereto included in the Operating Partnership’s Form 10-K for the year ended December 31, 2005.

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and the Service Companies (as defined below) at March 31, 2006 and December 31, 2005 and the consolidated results of their operations and their cash flows for the three months ended March 31, 2006 and 2005, respectively. The Operating Partnership’s investments in majority owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interest. The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to the Company, the Operating Partnership and to third parties include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio located within the New York Tri-State Markets, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property (the “Omni Property”), and a 49% non-affiliated interest in Metropolitan 919 3rd Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

Back to Contents

At March 31, 2006, the Operating Partnership’s investments in unconsolidated real estate joint ventures consisted of a 30% interest in the 1.4 million square foot Class A office tower located at One Court Square, Long Island City, NY (the “Court Square JV”), a 25% interest in Reckson Australia Operating Company LLC, owner of a 20 suburban office property portfolio, located within the New York Tri-State Markets, containing approximately 2.8 million square feet (the “Australian JV”) and an approximate 5% indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas in New York, NY.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases. Depreciation expense for each of the three month periods ended March 31, 2006 and 2005 amounted to approximately $23.4 million and $20.8 million, respectively.

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

On July 1, 2001 and January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively (“Statement No.’s 141 and 142”). As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as a recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

Cash Equivalents

We consider highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Tenants’ lease security deposits aggregating approximately $8.7 million and $5.5 million at March 31, 2006 and December 31, 2005, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

Deferred Costs

Tenant leasing commissions, lease incentives and related costs incurred in connection with leasing tenant space are capitalized and amortized over the life of the related lease. Tenanting costs recorded as tenant improvements are amortized and included in depreciation and amortization expense on our consolidated statements of income. In contrast, tenanting costs recorded as lease incentives are amortized against base rents on our consolidated statements of income.

Loan costs incurred in obtaining financing are capitalized and amortized over the term of the related loan.

Costs incurred in connection with equity offerings are charged to partner’s capital when incurred.

Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any are the responsibility of the individual partners.

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

We incurred approximately $270,000 and $392,000 of bad debt expense and related costs related to tenant receivables during the three month periods ended March 31, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during those periods.

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

Back to Contents

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

Earnings Per Share

We follow the guidance provided for under FASB Statement No. 128, “Earnings per Share” (“Statement No. 128”) which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. The conversion of OP Units into common stock would not have a significant effect on per share amounts as the OP Units share proportionately with the common stock in the results of the Operating Partnership’s operations.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments. OCI is presented in the accompanying consolidated statements of partner’s capital.

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

Back to Contents

Current pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options by the Company, to be recognized in the income statement based on their fair values. We adopted Statement No. 123R on January 1, 2006. The adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We have evaluated the guidance provided for under Issue 04-5 and have concluded that we are not required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted Statement No. 154 on January 1, 2006. The adoption of Statement No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a result, during 2005, we recorded approximately $2.0 million which represents the fair value of the CARO related to asbestos removal in tenant spaces. In addition, for certain limited areas of our properties, management is unable to reasonably determine the fair value of potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which way we may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Mortgage Notes Payable

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the Australian JV, subject to their mortgage debt of approximately $20.1 million. The Australian JV subsequently pre-paid the mortgage notes with proceeds from a new mortgage financing transaction.

Pursuant to the terms of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY, the note was prepayable, without penalty, subsequent to March 31, 2006. On March 31, 2006, we satisfied the note and unencumbered the property by repaying the outstanding balance of approximately $71.9 million with proceeds received from property sales and cash-on-hand.

At March 31, 2006, we had 12 fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $530.2 million. These mortgage notes are secured by properties with an aggregate cost basis at March 31, 2006 of approximately $1.1 billion and which are pledged as collateral against the mortgage notes payable. In addition, approximately $41.3 million of the $530.2 million is recourse to the Company. The mortgage notes bear interest at rates ranging from 5.20% to 8.50%, and mature between 2006 and 2015. The weighted average interest rates on the outstanding mortgage notes payable at March 31, 2006 was approximately 7.1%.

Back to Contents

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership. In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

Back to Contents

The following table sets forth our mortgage notes payable at March 31, 2006, by scheduled maturity date (dollars in thousands):

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)

Landmark Square, Stamford, CT	(a)	$41,307	8.02%	October, 2006	25
100 Summit Lake Drive, Valhalla, NY		14,141	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(b)	50,313	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(c)	77,383	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(c)	15,060	7.73%	August, 2009	25
90 Merrick Avenue, East Meadow, NY	(c)	18,473	7.73%	August, 2009	25
580 White Plains Road, Tarrytown, NY	(d)	11,941	7.86%	September, 2010	25
520 Broadhollow Road, Melville, NY	(e)	11,869	5.20%	October, 2010	Interest Only
50 Marcus Avenue, Melville, NY	(e)	28,277	5.20%	October, 2010	Interest Only
1660 Walt Whitman Road, Melville, NY	(e)	11,386	5.20%	October, 2010	Interest Only
919 Third Avenue, NY, NY	(f)	237,480	6.87%	July, 2011	30
711 Westchester Avenue, White Plains, NY		12,525	5.36%	January, 2015	30 (g)

Total / Weighted average		$530,155	7.09%

______________
(a)	Encompasses six Class A office properties.
(b)	At March 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $30.2 million.
(c)	These mortgages are cross-collateralized.
(d)	The property subject to this mortgage is contracted to be sold to the Australian JV in October 2006.
(e)	These mortgages are cross-collateralized by properties that are contracted to be sold, subject to the mortgages, to the Australian JV in October 2006.
(f)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $121.1 million.
(g)	This mortgage note is interest only through January 2007 and then amortizes over a 30-year period.

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at March 31, 2006, are as follows (in thousands):

	Principal Amortization	Due at Maturity	Total

2006	$7,866	$40,402	$48,268
2007	8,406	60,642	69,048
2008	7,370	—	7,370
2009	6,774	100,254	107,028
2010	4,665	62,105	66,770
Thereafter	3,236	228,435	231,671

	$38,317	$491,838	$530,155

At March 31, 2006, our unconsolidated joint ventures had total indebtedness of approximately $841.9 million, which was comprised of $33.0 million of floating rate unsecured debt and approximately $808.9 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.4% and a weighted average maturity of approximately 9.4 years. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $181.5 million.

4. SENIOR UNSECURED NOTES

During March 2006, the Operating Partnership issued $275.0 million aggregate principal amount of ten-year 6.00% senior unsecured notes. Interest on the notes will be payable semi-annually on May 15 and November 15, commencing May 15, 2006. Prior to the issuance of these notes, we entered into an anticipatory interest rate hedge instrument to protect ourselves against potentially rising interest rates. At the time the notes were issued, this instrument was settled and we received a net benefit of approximately $490,000. Such benefit has been recorded to OCI and is being amortized as a yield adjustment to the fixed rate notes. The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $272.5 million and were used for the repayment of amounts outstanding under our term loan. (See Note 5)

Back to Contents

At March 31, 2006, the Operating Partnership had outstanding approximately $1.25 billion (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”). The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity

June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005	287,500	4.00%	20	June 15, 2025 (a)

	$1,262,500

______________
(a)	Exchangable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020.

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.6 million. Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate. Through March 31, 2006, approximately $956,000 of the aggregate discounts have been amortized.

5. UNSECURED CREDIT FACILITY AND TERM LOAN

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility accrue interest at a rate of LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2006, the outstanding borrowings under the Credit Facility aggregated $180.0 million and carried a weighted average interest rate of 5.46% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At March 31, 2006, we had availability under the Credit Facility to borrow approximately an additional $319.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain minimum outstanding balances on our Credit Facility.

On January 13, 2006, we obtained a $250.0 million term loan (the “Term Loan”) from Goldman Sachs Mortgage Company. The Term Loan was for an initial period of three months and had terms, including interest rates and financial covenants, substantially similar to our Credit Facility. Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility. On March 31, 2006, in conjunction with net proceeds received from the issuance of Senior Unsecured Notes, we repaid the entire amount outstanding under the Term Loan. As a result, the Term Loan has been retired and is no longer available for borrowings thereunder.

6. COMMERCIAL REAL ESTATE INVESTMENTS

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $42,600 for the three months ended March 31, 2006.

Back to Contents

On May 26, 2005, we entered into a contract to sell approximately 60 acres of land located in Chatham Township, NJ for up to approximately $30.0 million, which will be based upon a final approved site plan. The sale is contingent upon due diligence, environmental assessment, final re-zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the Australian JV in exchange for a 25% interest in the Australian JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the Australian JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the Australian JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 – see Note 2). In return, we received a 25% interest in the Australian JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees. As a result, gains on sales of real estate reported in 2005, related to theTranche I closing was approximately $86.1 million.. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale. On October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the Australian JV (the “Operating Agreement”). Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the Australian JV, and Reckson Holdings holds a 25% non-managing member interest therein. The Operating Agreement provides that, if at any time additional capital contributions are made to the Australian JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $231,000 for the three months ended March 31, 2006.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Jericho, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt. As a result, gains on sales of real estate related to Tranche II is approximately $35.4 million. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. Such amount is included in prepaid expenses and other assets on our consolidated balance sheet. The balance of the cash proceeds was used to fund our development activities and for general corporate purposes There can be no assurances that we will be able to identify and acquire qualified replacement properties within the required time frames under a Section 1031 Exchange, in which case we would not receive the tax benefit of such an exchange.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption by the Australian JV of approximately $51.5 million of existing mortgage debt. The Tranche III closing is subject to customary closing conditions and the “Tranche III Properties” consist of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ.

Back to Contents

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During the three months ended March 31, 2006, we earned and received approximately $819,000 in transaction related fees and approximately $894,000 of ongoing fees from the Australian JV. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

Under the Operating Agreement, Reckson Holdings will have the right, beginning September 21, 2007, to require LPT REIT to redeem all or a portion of Reckson Holdings’ membership interest in the Australian JV for cash or, at LPT REIT’s option, shares of LPT REIT’s common stock (which may be exchanged for LPT Units) on a one-for-one basis. Reckson Holdings also has the right to cause the liquidation of the Australian JV in the event that RAML is replaced as Reckson LPT’s Responsible Entity. In addition, the Operating Agreement contains a right of first refusal granting Reckson Holdings the right to acquire any asset of the Australian JV, at fair market value, in the event of an attempted sale of such asset or the exercise of Reckson Holdings’ right to liquidate the Australian JV.

In connection with the Tranche I closing, on September 21, 2005, the Company, the Australian JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted the Australian JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006. The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value. The Option Agreement contains a right of first refusal granting the Australian JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances, including if (i) the Australian JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) the Australian JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of March 31, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

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

On March 7, 2006, we sold our 354,000 square foot office building in Orlando, Florida for aggregate consideration of approximately $70.0 million which resulted in a gain of approximately $9.5 million. Such gain is reflected as a component of discontinued operations on our consolidated statements of income. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition. Net proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange. Such amount is included in prepaid expenses and other assets on our consolidated balance sheet. There can be no assurances that we will be able to identify and acquire qualified replacement properties within the required time frames under a Section 1031 Exchange, in which case we would not receive the tax benefit of such an exchange.

On March 31, 2006, we sold a 161,000 square foot office building located in Westchester County for $35.3 million. Sales proceeds received were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. This non-core real estate holding was acquired in December 2005 as part of a 14 office property portfolio acquisition.

Back to Contents

On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner in the Court Square JV and the property located at 919 Third Avenue, NY purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million. Such proceeds have been included in investment income and other on our consolidated statements of income. In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property. Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. At March 31, 2006, the Omni Property was approximately 96% leased.

As of March 31, 2006, we owned and operated 94 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets which we hold for current and future development (the “Development Parcels”). We recently completed the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building which commenced in July 2004 and is located within our existing three building executive office park in Melville, NY with a total investment of approximately $64.0 million. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. Excluding the foregoing, at March 31, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $121.9 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning and other conditions. There can be no assurances that such conditions will be met or that the transaction will be consummated.

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels. We are currently evaluating alternative land uses for certain of the remaining Development Parcels to realize their highest economic value. These alternatives may include rezoning certain Development Parcels from commercial to residential for potential disposition.

Discontinued Operations

At March 31, 2006, we had identified five of our operating properties and one parcel of land as held for sale in accordance with Statement No. 144. We have classified the assets and liabilities for these properties and parcel of land at March 31, 2006 and December 31, 2005 on our consolidated balance sheets as held for sale. In addition, where we will not have a continuing interest in their operations, we have classified their results of operations, for all periods presented, as discontinued operations on our consolidated statements of income.

In addition, during 2006 we sold two of our operating properties. We have classified the assets and liabilities for these properties at December 31, 2005 on our consolidated balance sheet as held for sale. In addition, we have classified their results of operations, for all periods presented, and gains from their sales, as discontinued operations on our consolidated statements of income.

Back to Contents

The following table sets forth those assets and liabilities classified on our balances sheets as held for sale (in thousands):

	March 31, 2006		December 31, 2005

	Assets	Liabilities	Assets	Liabilities

Properties held for sale at March 31, 2006:
The Australian JV Tranche III Properties	$66,122	$63,955	$66,558	$64,015
Land parcel located in Long Island, New York	1,129	—	1,123	—

Properties sold during 2006:
The Australian JV Tranche II Properties	—	—	35,182	20,311
One operating property located in Westchester County, New York (a)	—	—	31,977	190
One Orlando Centre located in Orlando, Florida	—	—	59,457	56

Totals	$67,251	$63,955	$194,297	$84,572

The following table sets forth the income from discontinued operations and the related net gains on sales of real estate for those properties sold during the three month periods ended March 31, 2006 and 2005 (in thousands and net of minority and limited partners interests):

	Three months ended March 31,

	2006		2005

Income (loss) from discontinued operations:
310 / 333 East Shore Road, Great Neck, New York	$—		$100
48 Harbor Park Drive, Port Washington, New York	—		65
100 Wall Street, New York, New York	—		1,627
One Orlando Centre located in Orlando, Florida	415		361
One operating property located in Westchester County, New York (a)	478		—

Total income from discontinued operations	893		2,153

Gains on sales of real estate:
One Orlando Centre located in Orlando, Florida	9,518		—
One operating property located in Westchester County, New York (a)	—	(b)	—

Total gains on sales of real estate – discontinued operations	9,518		—

Total discontinued operations	$10,411		$2,153

(a)	Property acquired December 2005.
(b)	Property’s cost basis was equivalent to the sales price resulting in no gain or loss.

Note Receivable Investments

On March 30, 2006, we advanced approximately $14.2 million under three separate loan agreements which are secured by certain flex properties, aggregating approximately 450,000 square feet, located in Nassau County, Long Island and in part by a personal guarantee of an affiliate of the borrower. These loans have an initial weighted average interest rate of 15.3% and mature on April 1, 2008. In addition, the loans are not prepayable, without penalty, prior to October 1, 2007.

On March 31, 2006, as discussed above, we were repaid approximately $22.1 million, including accrued interest, under a 12.0% per annum, $17.0 million note receivable investment which was secured by a minority partnership interest in the Omni Property.

At March 31, 2006, we had invested approximately $93.4 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

Back to Contents

The following table sets forth the terms of the mezzanine loans at March 31, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007

	$93,387

(a)	Prepayable without penalty after 18 months from initial funding.
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

(c)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

Our $55.3 million participating loan investment was funded in May 2005 and is secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event.

As of March 31, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum (the “Other Note”) and collectively with the loans advanced during March 2006, our mezzanine loans and preferred loan investment (the “Note Receivable Investments”). The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

As of March 31, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

7. PARTNERS’ CAPITAL

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of March 31, 2006, the Operating Partnership had issued and outstanding 1,552,133 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $0.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $0.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

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

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable: (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or securities of the Operating Partnership that have a per share value exceeding 10% of the market price of the Company’s shares; or (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days.

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

During the three month period ended March 31, 2006, 85,083 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $2.1 million. In addition, during February 2006, a limited partner in the Operating Partnership exchanged 17,009 OP Units for an equal number of shares of the Company’s common stock.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2006, there remains 149,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $802,000 and $528,000 of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for each of the three month periods ended March 31, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.2 million and $3.8 million at March 31, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2006 and December 31, 2005 amounted to approximately $1.9 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

Back to Contents

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of March 31, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $104,000 of compensation expense was recorded for each of the three month periods ended March 31, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

Back to Contents

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by the Operating Partnership), the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant. However, in the absence of an increase in the value of the assets of the Operating Partnership and the occurrence of “triggering events”, such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, LTIP Units are subject to specific performance related vesting requirements. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

For each of the calendar years ended December 31, 2004 and 2005, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units and 207,000 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Incentive Unit Grants”). The terms of the Incentive Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 of compensation expense for each of the three month periods ended March 31, 2006 and 2005. In addition, with respect to the LTIP Units and the Incentive Unit Grants, the Company recorded compensation expense of approximately $822,000 and $465,000, respectively, for the three month periods ended March 31, 2006 and 2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.0 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of March 31, 2006, we have accrued approximately $27.2 million of compensation expense with respect to the Special Outperformance Pool of which $3.6 million was accrued during the three months ended March 31, 2006. This amount is calculated on the closing stock price of the Company’s common stock on March 31, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 76% of the total estimated Special Outperformance Pool reflecting the service period through March 31, 2006.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the Company attaining certain annual performance measures, is recognized as a “target stock price” plan. Under this type of plan, compensation expense is recognized for the target stock price awards whether or not the targeted stock price condition is achieved as long as the underlying service conditions are achieved. Accordingly, we obtained an independent third party valuation of the 2003 LTIP awards and recognize compensation expense on a straight-line basis through the performance and vesting period for awards to employees who remain in service over the requisite period regardless of whether the target stock price has been reached.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the continued service of the grantee, is recognized as compensation expense on a straight-line basis through the vesting period based on the fair market value of the stock on the date of grant.

As a result of the election of certain executive and senior officers to exchange all or a portion of their unvested core awards under the 2003 LTIP into an equal number of LTIP Units we again obtained an independent third party valuation of the newly granted LTIP Units and determined that the fair value of the LTIP Units was not greater than the exchanged 2003 LTIP awards on the date of the exchange. As such, compensation expense to be recognized, on a straight-lined basis, over the vesting period of the LTIP Units equals the amount of unamortized compensation expense cost for the 2003 LTIP awards as of the exchange date.

On January 1, 2006, we adopted Statement No. 123R and have determined that the adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

Back to Contents

As of March 31, 2006, the Company had approximately 1.3 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.72 per option. In addition, the Company has approximately 2.7 million shares of its common stock reserved for future issuance under its stock option plans.

Back to Contents

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (IN THOUSANDS)

	Three Months Ended March 31,

	2006	2005

Cash paid during the period for interest	$38,527	$33,976

Interest capitalized during the period	$3,110	$2,157

9. SEGMENT DISCLOSURE

We own all of the interests in our real estate properties directly or indirectly through the Operating Partnership. Our portfolio consists of Class A office properties located within the New York City metropolitan area and Class A suburban office and flex properties located and operated within the New York Tri-State Markets (the “Core Portfolio”). We have formed an Operating Committee that reports directly to our Chief Executive Officer and Chief Financial Officer who have been identified as the Chief Operating Decision Makers due to their final authority over resource allocation, decisions and performance assessment.

We do not consider (i) interest incurred on our Credit Facility, Term Loan and Senior Unsecured Notes, (ii) the operating performance of those properties reflected as discontinued operations on our consolidated statements of income and (iii) the operating results of the Service Companies as part of our Core Portfolio’s property operating performance for purposes of our component disclosure set forth below.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In addition, historical amounts have been adjusted to give effect to our discontinued operations in accordance with FASB Statement No. 144.

Back to Contents

The following table sets forth the components of our revenues and expenses and other related disclosures (in thousands):

	Three months ended

	March 31, 2006			March 31, 2005

	Core Portfolio	Other	Consolidated Totals	Core Portfolio	Other	Consolidated Totals

PROPERTY OPERATING REVENUES:
Base rents, tenant escalations and reimbursements	$135,153	$—	$135,153	$130,188	$—	$130,188

EXPENSES:
Property operating expenses	60,235	—	60,235	52,740	—	52,740
Marketing, general and administrative	5,003	4,479	9,482	4,163	3,832	7,995
Depreciation and amortization	32,693	143	32,836	28,055	364	28,419

Total operating expenses	97,931	4,622	102,553	84,958	4,196	89,154

Operating income (loss)	37,222	(4,622)	32,600	45,230	(4,196)	41,034

NON-OPERATING INCOME AND EXPENSES
Gains on sales of real estate	35,393	—	35,393	—	—	—
Interest income, investment income and other	973	16,603	17,576	828	2,301	3,129
Interest:
Expense incurred	(7,657)	(20,332)	(27,989)	(8,943)	(14,623)	(23,566)
Amortization of deferred financing costs	(452)	(670)	(1,122)	(262)	(729)	(991)
Long-term incentive compensation expense	—	(3,623)	(3,623)	—	—	—

Total non-operating income and expenses	28,257	(8,022)	20,235	(8,377)	(13,051)	(21,428)

Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$65,479	$(12,644)	$52,835	$36,853	$(17,247)	$19,606

Total Assets	$3,391,785	$433,001	$3,824,786	$3,008,570	$270,986	$3,279,556

10. NON-CASH INVESTING AND FINANCING ACTIVITIES

During February 2006, a limited partner in the Operating Partnership exchanged 17,009 OP Units for an equal number of shares of the Company’s common stock which were valued at $39.10 per OP Unit for total non cash consideration of approximately $665,000.

On March 31, 2006, a group of institutional investors purchased our option to acquire the existing minority partner’s 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million. Simultaneously, these institutional investors exercised the option and acquired the minority partner’s interest from the minority partner for approximately $50.8 million including the assumption of an allocation of approximately $20.1 million of mortgage debt on the Omni Property for a total investment of $59.9 million. As a result of the foregoing and in accordance with Statement No.’s 141 and 142, we recorded approximately $44.4 million of fair value adjustments to the real estate and other intangible assets acquired by the institutional investors.

Back to Contents

11. RELATED PARTY TRANSACTIONS

In connection with the IPO, we were granted an option to acquire the property located at 225 Broadhollow Road which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) currently leases approximately 26,000 square feet of office space at this property for its corporate offices at an annual base rent of approximately $809,000. During 2005, RMG exercised a termination option to terminate the lease on November 30, 2006 without penalty. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, NY at an annual base rent of approximately $507,000, which is scheduled to terminate on September 30, 2006. RCD has sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

During the three month periods ended March 31, 2006 and 2005, RCD billed approximately $1,000 and $9,000, respectively, of market rate services and RMG billed approximately $73,000 and $71,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott H. Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

The Operating Partnership has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at March 31, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

FrontLine is in default under the loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

The RSVP REIT-qualified joint ventures are managed subject to a management agreement with the former managing directors of RSVP, which expires in September 2006. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales which are subject to a maximum of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

Scott H. Rechler, our CEO and Chairman of the Board of Directors, serves as CEO and is FrontLine’s sole board member. Mr. Rechler also serves as a member of the management committee of RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006. On March 31, 2006, the closing price of a share of Empire’s common stock was $5.16 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

Back to Contents

12. COMMITMENTS AND CONTINGENCIES

The Company has extended the terms of its amended and restated employment and noncompetition agreements with three executive officers, which were scheduled to expire on August 15, 2005, in all respects through June 30, 2006. The Company has also entered into an employment agreement with one additional officer prior to his appointment as an executive officer. This agreement expires in December 2006.

We had undrawn letters of credit outstanding against our Credit Facility of approximately $100,000 at March 31, 2006.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of March 31, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the “Operating Partnership”) and related notes thereto.

The Operating Partnership considers certain statements set forth herein to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Operating Partnership’s expectations for future periods. Certain forward-looking statements, including, without limitation, statements relating to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Operating Partnership’s operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve risks and uncertainties. Many of the forward-looking statements can be identified by the use of words such as “believes”, “may”, “expects”, “anticipates”, “intends” or similar expressions. Although the Operating Partnership believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Operating Partnership can give no assurance that its expectation will be achieved. Among those risks, trends and uncertainties are: the general economic climate, including the conditions affecting industries in which our principal tenants compete; changes in the supply of and demand for office in and around New York City and the surrounding tri-state markets (the “New York Tri-State Markets”); changes in interest rate levels; changes in the Operating Partnership’s credit ratings; changes in the Operating Partnership’s cost and access to capital; downturns in rental rate levels in our markets and our ability to lease or re-lease space in a timely manner at current or anticipated rental rate levels; the availability of financing to us or our tenants; the financial condition of our tenants; changes in operating costs, including utility, security, real estate tax and insurance costs; repayment of debt owed to the Operating Partnership by third parties; risks associated with joint ventures; liability for uninsured losses or environmental matters; and other risks associated with the development and acquisition of properties, including risks that development may not be completed on schedule, that the tenants will not take occupancy or pay rent, or that development or operating costs may be greater than anticipated. Consequently, such forward-looking statements should be regarded solely as reflections of the Operating Partnership’s current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

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

We incurred approximately $270,000 and $392,000 of bad debt expense and related costs related to tenant receivables during the three month periods ended March 31, 2006 and 2005, respectively, which accordingly reduced our total revenues and reported net income during the period.

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

Back to Contents

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

On July 1, 2001 and January 1, 2002, we adopted FASB Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles”, respectively (“Statement No.’s 141 and 142”). As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Long Lived Assets

We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties and other investments. An investment’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the investment are less than the carrying value of the investment. Such assessments consider factors such as cash flows, expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred it will be measured as the excess of the carrying amount of the property over the fair value of the property. These assessments have a direct impact on our net income, as the recognition of an impairment results in an immediate negative adjustment to net income. In determining impairment, if any, we have followed FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“Statement No. 144”). Statement No. 144 did not have an impact on net income. Statement No. 144 only impacts the presentation of the results of operations and gains on sales of real estate assets for those properties sold during the period within the consolidated statements of income.

Back to Contents

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments. OCI is presented in the accompanying consolidated statements of partner’s capital.

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

Current pronouncements

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“Statement No. 123”). Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123. However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options by the Company, to be recognized in the income statement based on their fair values. We adopted Statement No. 123R on January 1, 2006. The adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. We have evaluated the guidance provided for under Issue 04-5 and have concluded that we are not required to consolidate our current unconsolidated joint venture investments nor do we expect Issue 04-5 to have a material effect on our consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“Statement No. 154”). Statement No. 154, which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods’ financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted Statement No. 154 on January 1, 2006. The adoption of Statement No. 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a result, during 2005, we recorded approximately $2.0 million which represents the fair value of the CARO related to asbestos removal in tenant spaces. In addition, for certain limited areas of our properties, management is unable to reasonably determine the fair value of potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which way we may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

Back to Contents

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

Reckson was engaged in the ownership, management, operation, leasing and development of commercial real estate properties, principally office and industrial / R&D buildings, and also owned undeveloped land located primarily on Long Island, New York. In June 1995, the Company completed an initial public offering (the “IPO”), succeeded to the Reckson’s real estate business and commenced operations.

The Operating Partnership is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owns land for future development located in New York City and the surrounding tri-state area markets (the “New York Tri-State Markets”).

The Operating Partnership’s growth strategy is focused on the commercial real estate markets in and around the New York Tri-State Markets. All of our interests in our real properties, land held for development and investments in mortgage notes and notes receivable are held directly or indirectly by, and all of our operations are conducted through the Operating Partnership.

In connection with the IPO, we were granted an option to acquire the property located at 225 Broadhollow Road which is owned by certain Rechler family members including Scott H. Rechler, our CEO at a price based upon an agreed upon formula. Reckson Management Group, Inc. (“RMG”) currently leases approximately 26,000 square feet of office space at this property for its corporate offices at an annual base rent of approximately $809,000. During 2005, RMG exercised a termination option to terminate the lease on November 30, 2006 without penalty. RMG also leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000. In addition, commencing April 1, 2004, RCD has been leasing approximately 17,000 square feet of space at 225 Broadhollow Road, Melville, NY at an annual base rent of approximately $507,000, which is scheduled to terminate on September 30, 2006. RCD has sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.

During the three month periods ended March 31, 2006 and 2005, RCD billed approximately $1,000 and $9,000, respectively, of market rate services and RMG billed approximately $73,000 and $71,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler, our CEO.

On March 28, 2005, an entity (“REP”) owned by members of the Rechler family (excluding Scott H. Rechler, but including his father, Roger, and brother, Gregg) exercised a Right of First Refusal (which was granted in connection with the 2003 sale of the industrial portfolio by us) to acquire a vacant parcel of land for a purchase price of $2.0 million. We have agreed to provide REP with the option to defer the closing on the purchase until September 2006, for a non-refundable deposit of $400,000 and a fee of $10,666 per month for each month that the closing is deferred. In connection therewith, REP agreed to settle a dispute concerning an easement on a separate parcel of land owned by us adjacent to one of the properties transferred to REP in November 2003.

A company affiliated with an independent director of the Company leases 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”). The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated and determined that under Issue 04-5 the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business. In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $42,600 for the three months ended March 31, 2006.

On May 26, 2005, we entered into a contract to sell approximately 60 acres of land located in Chatham Township, NJ for up to approximately $30.0 million, which will be based upon a final approved site plan. The sale is contingent upon due diligence, environmental assessment, final re-zoning and other customary approvals. There can be no assurances that any of the aforementioned contingences will be achieved and the sale ultimately completed.

Back to Contents

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately US$202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the Australian JV in exchange for a 25% interest in the Australian JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the Australian JV). On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the Australian JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 – see Note 2). In return, we received a 25% interest in the Australian JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Statement No. 66 to coincide with the release of the guarantees. As a result, gains on sales of real estate reported in 2005, related to theTranche I closing was approximately $86.1 million. Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”). A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale. On October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the Australian JV (the “Operating Agreement”). Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the Australian JV, and Reckson Holdings holds a 25% non-managing member interest therein. The Operating Agreement provides that, if at any time additional capital contributions are made to the Australian JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the Australian JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV. Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting. In accordance with the equity method of accounting, our proportionate share of the Australian JV’s income was approximately $231,000 for the three months ended March 31, 2006.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Jericho, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt. As a result, gains on sales of real estate related to Tranche II is approximately $35.4 million. Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange. Such amount is included in prepaid expenses and other assets on our consolidated balance sheet. The balance of the cash proceeds was used to fund our development activities and for general corporate purposes There can be no assurances that we will be able to identify and acquire qualified replacement properties within the required time frames under a Section 1031 Exchange, in which case we would not receive the tax benefit of such an exchange.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, is scheduled to close in October 2006 and will include the assumption by the Australian JV of approximately $51.5 million of existing mortgage debt. The Tranche III closing is subject to customary closing conditions and the “Tranche III Properties” consist of: 520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ.

Back to Contents

Our Service Companies provide asset management, property management, leasing, construction and other services to the Australian JV and affiliates of ours are entitled to transaction fees and ongoing fees for providing services to the Australian JV. During the three months ended March 31, 2006, we earned and received approximately $819,000 in transaction related fees and approximately $894,000 of ongoing fees from the Australian JV. Such amounts are included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers. To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

Under the Operating Agreement, Reckson Holdings will have the right, beginning September 21, 2007, to require LPT REIT to redeem all or a portion of Reckson Holdings’ membership interest in the Australian JV for cash or, at LPT REIT’s option, shares of LPT REIT’s common stock (which may be exchanged for LPT Units) on a one-for-one basis. Reckson Holdings also has the right to cause the liquidation of the Australian JV in the event that RAML is replaced as Reckson LPT’s Responsible Entity. In addition, the Operating Agreement contains a right of first refusal granting Reckson Holdings the right to acquire any asset of the Australian JV, at fair market value, in the event of an attempted sale of such asset or the exercise of Reckson Holdings’ right to liquidate the Australian JV.

In connection with the Tranche I closing, on September 21, 2005, the Company, the Australian JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted the Australian JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006. The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value. The Option Agreement contains a right of first refusal granting the Australian JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property. The Option Agreement will terminate under certain circumstances, including if (i) the Australian JV sends notice of its intent to exercise its option but fails to close as obligated, (ii) the Australian JV is in default under the Option Agreement, the contribution agreement or the sale agreement or (iii) RAML or an affiliate of ours is no longer the Responsible Entity of Reckson LPT.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties scheduled to be transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of March 31, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $18 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

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

On March 7, 2006, we sold our 354,000 square foot office building in Orlando, Florida for aggregate consideration of approximately $70.0 million which resulted in a gain of approximately $9.5 million. Such gain is reflected as a component of discontinued operations on our consolidated statements of income. This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition. Net proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange. Such amount is included in prepaid expenses and other assets on our consolidated balance sheet. There can be no assurances that we will be able to identify and acquire qualified replacement properties within the required time frames under a Section 1031 Exchange, in which case we would not receive the tax benefit of such an exchange.

On March 31, 2006, we sold a 161,000 square foot office building located in Westchester County for $35.3 million. Sales proceeds received were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. This non-core real estate holding was acquired in December 2005 as part of a 14 office property portfolio acquisition.

Back to Contents

On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner in the Court Square JV and the property located at 919 Third Avenue, NY purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million. Such proceeds have been included in investment income and other on our consolidated statements of income. In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property. Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY. At March 31, 2006, the Omni Property was approximately 96% leased.

As of March 31, 2006, we owned and operated 94 office properties (inclusive of twenty-six office properties owned through joint ventures) comprising approximately 19.3 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also own certain land parcels throughout our markets in the New York Tri-State Markets which we hold for current and future development (the “Development Parcels”). We recently completed the ground-up development on one of the Development Parcels of a 305,000 square foot Class A office building which commenced in July 2004 and is located within our existing three building executive office park in Melville, NY with a total investment of approximately $64.0 million. During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our existing three building office park located in Princeton, NJ. Further, one of the Development Parcels, aggregating approximately 4.1 acres, is classified as held for sale on our balance sheets and is expected to close during September 2006 for aggregate consideration of $2.0 million. Excluding the foregoing, at March 31, 2006 our inventory of Development Parcels aggregated approximately 305 acres of land in 9 separate parcels in which we had invested approximately $121.9 million. In addition, as previously discussed, in May 2005, we entered into a contract to sell approximately 60 acres of vacant land in Chatham Township, NJ, subject to a change in zoning and other conditions. There can be no assurances that such conditions will be met or that the transaction will be consummated.

Management has made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels. We are currently evaluating alternative land uses for certain of the remaining Development Parcels to realize their highest economic value. These alternatives may include rezoning certain Development Parcels from commercial to residential for potential disposition.

Note Receivable Investments

On March 30, 2006, we advanced approximately $14.2 million under three separate loan agreements which are secured by certain flex properties, aggregating approximately 450,000 square feet, located in Nassau County, Long Island and in part by a personal guarantee of an affiliate of the borrower. These loans have an initial weighted average interest rate of 15.3% and mature on April 1, 2008. In addition, the loans are not prepayable, without penalty, prior to October 1, 2007.

On March 31, 2006, as discussed above, we were repaid approximately $22.1 million, including accrued interest, under a 12.0% per annum, $17.0 million note receivable investment which was secured by a minority partnership interest in the Omni Property.

At March 31, 2006, we had invested approximately $93.4 million in mezzanine loans and approximately $55.3 million in a participating loan investment. In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, other guaranties, pledges and assurances.

Back to Contents

The following table sets forth the terms of the mezzanine loans at March 31, 2006 (in thousands):

Property	Amount	Interest Rate	Funding	Maturity

Long Island office portfolio	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007

	$93,387

(d)	Prepayable without penalty after 18 months from initial funding.
(e)

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

(f)	Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

Our $55.3 million participating loan investment was funded in May 2005 and is secured by an indirect interest in a 550,000 square foot condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY. The loan accrues interest compounded at 9.0% and pays interest at an annual rate of 6.0% through March 2010, 8.5% thereafter through March 2015 and 11.0% thereafter through maturity in 2020. The loan is pre-payable only under certain circumstances and, in any case, not before 2009. Upon a capital event related to the indirect interest in the property which secures the loan, we are entitled to participate in 30% of the net proceeds derived from such capital event.

As of March 31, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum (the “Other Note”) and collectively with the loans advanced during March 2006, our mezzanine loans and preferred loan investment (the “Note Receivable Investments”). The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

As of March 31, 2006, management has made subjective assessments as to the underlying security value on the Note Receivable Investments. Based on these assessments, we believe there is no impairment to their carrying value.

Our market capitalization at March 31, 2006 was approximately $5.9 billion. Our market capitalization is based on the sum of (i) the market value of the Company’s common stock and OP Units (assuming conversion) of $45.82 per share / unit (based on the closing price of the Company’s common stock on March 31, 2006), (ii) the liquidation preference value of the Operating Partnership’s preferred units of $1,000 per unit and (iii) approximately $2.0 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) of debt outstanding at March 31, 2006. As a result, our total debt to total market capitalization ratio at March 31, 2006 equaled approximately 34.0%.

Back to Contents

Results of Operations

The following table is a comparison of the results of operations for the three month period ended March 31, 2006 to the three month period ended March 31, 2005 (dollars in thousands):

	Three months ended March 31,

			Change

	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$116,085	$112,410	$3,675	3.3%
Tenant escalations and reimbursements	19,068	17,778	1,290	7.3%

Total property operating revenues	$135,153	$130,188	$4,965	3.8%

Property Operating Expenses:
Operating expenses	$35,984	$31,406	$4,578	14.6%
Real estate taxes	24,251	21,334	2,917	13.7%

Total property operating expenses	$60,235	$52,740	$7,495	14.2%

Interest and Investment Income and other	$17,576	$3,129	$14,447	> 100%

Other Expenses:
Interest expense incurred	$27,989	$23,566	$4,423	18.8%
Amortization of deferred financing costs	1,122	991	131	13.2%
Marketing, general and administrative	9,482	7,995	1,487	18.6%

Total other expenses	$38,593	$32,552	$6,041	18.6%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $5.0 million or 3.8% for the three months ended March 31, 2006 as compared to the 2005 period. The increase is a result of a $20.0 million increase in Property Operating Revenues from the acquisition of thirteen suburban office properties, containing approximately 2.4 million square feet which were acquired in the fourth quarter of 2005, $3.2 million attributable to built-in rent increases and straight line rental revenue increases in our same-store properties. These aggregate increases of approximately $23.2 million were offset by an $18.2 million decrease in Property Operating Revenues from the sale of the Tranche I Properties in September 2005 and the Tranche II Properties on January 6, 2006.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $7.5 million or 14.2% for the three months ended March 31, 2006 as compared to the 2005 period. The increase is a result of a $10.3 million increase in operating expenses and real estate taxes from the acquisition of the aforementioned suburban office properties which were acquired in the fourth quarter of 2005, $3.0 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $13.3 million were offset by a $5.8 million decrease in Property Expenses from the sale of the Tranche I Properties in September 2005 and the Tranche II Properties on January 6, 2006. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs. In addition, as indicated below the overall increases in Property Expenses is not entirely billable to our tenants.

Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for the three month periods ended March 31, 2006 and 2005 were 55.4% and 59.5%, respectively. The decrease in our gross margins reflects the performance of thirteen suburban office properties, containing approximately 2.4 million square feet which were purchased in the fourth quarter of 2005 with below market occupancy levels. We anticipate repositioning and in certain instances adding incremental capital to these properties and increasing their occupancies to levels comparable to the balance of our core portfolio. The addition of these properties resulted in a decrease in occupancy for our portfolio. In addition, we have experienced increases in real estate taxes and operating costs in our core portfolio, particularly energy costs, which were not entirely billable to our tenants. We anticipate that our operating margins will increase as we lease the vacant space in the above mentioned properties and as we increase occupancy in the remaining portion of the core portfolio.

Interest and Investment income and other increased by $14.4 million for the three months ended March 31, 2006 as compared to the 2005 period. This increase is primarily a result of the sale of our option to acquire the minority partner’s 40% partnership interest in the Omni Property for net consideration of approximately $9.0 million, an increase in interest income earned on our Note Receivable Investments of $3.1 million due to a weighted average increase in our Note Receivable Investments of approximately $80.3 million from the 2005 period, $1.7 million in transaction and management fees earned during the 2006 period related to the Australian JV, and an increase of $593,000 related to tenant-related services, third-party fees and other interest income.

Back to Contents

In connection with the Tranche II closing of the Australian JV during January 2006 we recorded gains on sales of real estate in the amount of $35.4 million. These gains have been reported as a component of income from continuing operations as a result of the Company retaining a 25% continuing interest in the Australian JV. No such gains on sales of real estate were recorded in the 2005 period.

Interest expense incurred increased by $4.4 million or 18.8% for the three months ended March 31, 2006 as compared to the 2005 period. Approximately $2.9 million of the increase is attributable to the Operating Partnership’s issuance of $287.5 million of senior unsecured debentures in June 2005. Interest expense also increased by $2.9 million incurred under our unsecured term loan, which was funded in January 2006 and used to purchase the Eastridge portfolio and was repaid later in the first quarter of 2006, $670,000 incurred from our financing of three properties during September 2005 which are scheduled to be contributed to the Australian JV in the latter part of 2006 and $168,000 of mortgage interest expense incurred on a property which we acquired, subject to the debt in October 2005. These aggregate increases of $6.6 million were off-set by decreases in interest expense of $112,000 incurred under our same-store mortgage portfolio, a decrease in interest expense of $721,000 incurred during the 2005 period from two mortgage notes which were subsequently satisfied, $391,000 of interest expense related to two properties which were contributed to the Australian JV on January 6, 2006, subject to their debt and an increase of approximately $1.0 million in capitalized interest expense due to an increase in development activities.

Marketing, general and administrative expenses increased by $1.5 million for the three months ended March 31, 2006 as compared to the 2005 period. This overall net increase is attributable to increased costs of maintaining offices and infrastructure in each of our five divisional markets, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 6.2% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2006 period as compared to 6.0% in the 2005 period.

During the 2006 quarterly period, we incurred a $3.6 million charge related to our long-term incentive compensation plan with no comparable charge during the 2005 period. For a further discussion of this charge, see “Other Matters” of this Item 2.

Discontinued operations, net of minority interests increased by approximately $8.1 million for the three months ended March 31, 2006 as compared to the 2005 period. This increase is attributable to an increase in the gains on sales related to those properties sold, including their results of operations during the 2006 period as compared to the 2005 period.

Liquidity and Capital Resources

Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and non-incremental capital expenditures, excluding incremental capital expenditures. We expect to meet our short-term liquidity requirements generally through our net cash provided by operating activities along with our $500 million unsecured credit facility (the “Credit Facility”) described below. The Credit Facility contains several financial covenants with which we must be in compliance in order to borrow funds thereunder. During the prior two years, we have incurred significant leasing costs in the form of tenant improvement costs, leasing commissions and free rent. This trend is a result of market demands from tenants and high levels of leasing transactions to re-tenant scheduled expirations or space vacated due to early terminations of leases. We are also expending costs on tenants that are renewing or extending their leases earlier than scheduled. For the years ended December 31, 2005 and 2004, we paid or accrued approximately $67.7 million and $52.2 million, respectively, for tenanting costs including tenant improvement costs and leasing commissions. Primarily, as a result of these factors, our cash available for distribution from operating activities was not sufficient to cover 100% of the dividends paid on our common equity. However, we are beginning to experience a moderation in the cost of re-tenanting our properties, primarily in terms of free rent concessions and costs to renew existing tenants. We are not yet experiencing significant reductions in the cost of re-leasing vacant or vacated space. Recently we have experienced an economic recovery in our markets, including an accelerated recovery in our New York City and Long Island markets. We are beginning to also see this trend in certain of our Stamford, Connecticut properties. This is resulting in rental rate increases which is positively impacting our cash flow. To meet the short-term funding requirements relating to the higher leasing costs, we have used proceeds from non-core property sales or borrowings under our Credit Facility. Based on our forecasted leasing, we anticipate that we will continue to incur shortfalls during 2006. We currently intend to fund any shortfalls with proceeds from sales of non-income producing assets or borrowings under our Credit Facility. We periodically review our distribution policy to determine the appropriateness of our distribution rate relative to our cash flows. We adjust our distribution rate based on such factors as leasing activity, market conditions and forecasted increases and decreases in our cash flow as well as required distributions of taxable income to maintain the Company’s REIT status. There can be no assurance that we will maintain the current quarterly distribution level on our common equity.

Back to Contents

We expect to meet most of our financing requirements through long-term unsecured borrowings and the issuance of debt and equity securities of the Operating Partnership or the Company, as the case may be. In certain situations, primarily in joint venture transactions, we use secured debt in connection with the acquisition of properties. During the three months ended March 31, 2006, the Operating Partnership issued $275 million of senior unsecured debt securities. The Operating Partnership also issued $287.5 million of exchangeable senior debentures in June 2005. There can be no assurance that there will be adequate demand for the Company’s equity at the time or at the price in which the Company desires to raise capital through the sale of additional equity. Similarly, there can be no assurance that the Operating Partnership will be able to access the unsecured debt markets at the time when the Operating Partnership desires to sell its unsecured notes. In addition, when valuations for commercial real estate properties are high, we will seek to sell non-core operating properties or certain land inventory to realize value and profit created. We will then seek opportunities to reinvest the capital realized from these dispositions back into value-added assets in our core New York Tri-State Markets. However, there can be no assurances that we will be able to identify such opportunities that meet our underwriting criteria. Additionally, we have been actively seeking joint venture relationships to access new sources of equity capital. In September 2005, we completed a series of transactions whereby we sponsored the IPO of Reckson LPT, a newly-formed Australian listed property trust which is traded on the Australian Stock Exchange. Proceeds received from the IPO were used to form a joint venture with us, the Australian JV, and purchase 17 of our properties. In addition, during January 2006, we sold three additional properties to the Australian JV and are under contract to sell an additional five of our properties to the Australian JV during October 2006. It is our intention to purchase additional assets, within our New York Tri-State Markets, with Reckson LPT through the Australian JV. Joint ventures often involve relinquishing sole decision making authority relating to material events such as sale and financing. Loss of control of these decisions may adversely affect our financial flexibility, particularly relating to liquidating joint venture assets. There can be no assurances that we will be able to successfully execute this strategy.

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

Our markets are currently in the recovery stage in the economic cycle. As a result of current economic conditions, we have generally experienced higher renewal rates and a lower number of lease terminations. Vacancy rates in our markets are generally stable or decreasing and asking rents in our markets have stabilized and in some instances, particularly in New York City and Long Island, are trending higher. Landlords are still required to grant concessions such as free rent and tenant improvements but generally at a more moderate rate than had been experienced in the prior year, particularly on renewal space. Our markets continue to experience higher real estate taxes and utility rates. The recent volatility in the energy markets has had a substantial impact on cost of utilities in the northeast where we own our properties. In certain of our markets, the increase in real estate taxes and utility costs will be included as part of expenses subject to escalation above a “base year” and billed to tenants consistent with the terms of their underlying leases. We are also experiencing a similar increase in cost of building materials to fit out tenant space, maintain our buildings and in new development costs. We believe that trends are moving positively from a landlord’s perspective particularly in terms of increased demand and limited new supply and that the above average tenant costs relating to leasing are moderating. This trend is supported by increased occupancy and reduced vacancy rates in most of our markets, the general economic recovery in the market resulting in job growth, and the scarcity of available land in which to develop a new supply of office space.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. Six of our properties are located in New York City. As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies. In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005. The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Insurance Extension Act of 2005. Our current property insurance coverage, which expires on June 2, 2006, provides for full replacement cost of our properties, including for acts of terrorism up to $540.0 million on a per occurrence basis. We are currently in the process of renewing our expiring property insurance coverage with similar limits and coverages as the expiring policies, including for acts of terrorism. There can be no assurances that we will be able to replace these coverages at commercially reasonably rates or at all.

The potential impact of terrorist attacks in the New York City and New York Tri-State Markets may adversely affect the value of our properties and our ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

Back to Contents

In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. As a result, it is anticipated that the Operating Partnership will make distributions in amounts to meet this requirement. We expect to use our cash flow from operating activities for distributions to unitholders and for payment of recurring, non-incremental revenue-generating expenditures. We intend to invest amounts accumulated for distribution in short-term investments.

We currently maintain our $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents. The Credit Facility matures in August 2008, provides for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million. In addition, borrowings under the Credit Facility accrue interest at a rate of LIBOR plus 80 basis points and the Credit Facility carries a facility fee of 20 basis points per annum. In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee are subject to change. At March 31, 2006, the outstanding borrowings under the Credit Facility aggregated $180.0 million and carried a weighted average interest rate of 5.46% per annum.

We utilize the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes. At March 31, 2006, we had availability under the Credit Facility to borrow approximately an additional $319.9 million, subject to compliance with certain financial covenants. Such amount is net of approximately $100,000 in an outstanding undrawn standby letter of credit, which is issued under the Credit Facility.

In connection with the acquisition of certain properties, contributing partners of such properties have provided guarantees on certain of our indebtedness. As a result, we maintain certain minimum outstanding balances on our Credit Facility.

On January 13, 2006, we obtained a $250.0 million term loan (the “Term Loan”) from Goldman Sachs Mortgage Company. The Term Loan was for an initial period of three months and had terms, including interest rates and financial covenants, substantially similar to our Credit Facility. Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility. On March 31, 2006, in conjunction with net proceeds received from the issuance of Senior Unsecured Notes, we repaid the entire amount outstanding under the Term Loan. As a result, the Term Loan has been retired and is no longer available for borrowings thereunder.

We continue to seek opportunities to acquire real estate assets in our markets. We have historically sought to acquire properties where we could use our real estate expertise to create additional value subsequent to acquisition. As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created. During 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partners’ joint venture interests. During 2005 we sold approximately $909.8 million of our real estate assets including disposition of interests to joint ventures and during the first quarter of 2006, we sold two of our non-core assets, the Tranche II LPT Properties and an option to acquire our minority partner’s 40% partnership interest in the Omni Property for aggregate sales proceeds of approximately $178.9 million. We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made.

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

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership. As of March 31, 2006, the Operating Partnership had issued and outstanding 1,552,133 Class A OP Units and 465,845 Class C OP Units. The Class A OP Units and the Company’s common stock currently receive a quarterly distribution of $.4246 per unit/share. The Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership and currently receive a quarterly distribution of $.4664 per unit. Subject to certain holding periods, OP Units may either be redeemed for cash or, at the election of the Company, exchanged for shares of common stock on a one-for-one basis.

As of March 31, 2006, the Company had approximately 1.3 million shares of its common stock reserved for issuance under its stock option plans, in certain cases subject to vested terms, at a weighted average exercise price of $24.72 per option. In addition, the Company has approximately 2.7 million shares of its common stock reserved for future issuance under its stock option plans.

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

Back to Contents

During June 2005, the Operating Partnership issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures. The debentures are also exchangeable: (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or securities of the Operating Partnership that have a per share value exceeding 10% of the market price of the Company’s shares; or (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days.

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

During the three month period ended March 31, 2006, 85,083 shares of the Company’s common stock were issued in connection with the exercise of outstanding options to purchase stock under its stock option plans resulting in proceeds to us of approximately $2.1 million. In addition, during February 2006, a limited partner in the Operating Partnership exchanged 17,009 OP Units for an equal number of shares of the Company’s common stock.

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

Capitalization

Our indebtedness at March 31, 2006 totaled approximately $2.0 billion (net of minority partners’ interests’ share of consolidated joint venture debt and including our share of consolidated and unconsolidated joint venture debt) and was comprised of approximately $188.3 million of floating rate unsecured debt, approximately $1.25 billion of senior unsecured notes and approximately $566.9 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 6.0% and a weighted average maturity of approximately 5.1 years. Based on our total market capitalization of approximately $5.9 billion at March 31, 2006 (calculated based on the sum of (i) the market value of the Company’s common stock and OP Units, assuming conversion, (ii) the liquidation preference value of the Preferred Units and (iii) the $2.0 billion of debt), our debt represented approximately 34.0% of our total market capitalization.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the Australian JV, subject to their mortgage debt of approximately $20.1 million. The Australian JV subsequently pre-paid the mortgage notes with proceeds from a new mortgage financing transaction.

Pursuant to the terms of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY, the note was prepayable, without penalty, subsequent to March 31, 2006. On March 31, 2006, we satisfied the note and unencumbered the property by repaying the outstanding balance of approximately $71.9 million with proceeds received from property sales and cash-on-hand.

Back to Contents

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at March 31, 2006 (in thousands):

	MATURITY DATE

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable (1)	$7,866	$8,406	$7,370	$6,774	$4,665	$3,236	$38,317
Mortgage notes payable (2)	40,402	60,642	—	100,254	62,105	228,435	491,838
Senior unsecured notes	—	200,000	—	200,000	287,500	575,000	1,262,500
Credit Facility	—	—	180,000	—	—	—	180,000
Land lease obligations (3)	9,340	12,471	12,498	12,644	12,566	342,849	402,368
Air rights lease obligations	271	362	362	362	362	3,257	4,976
Capital leases	503	671	671	671	671	3,188	6,375
Operating leases	989	194	196	14	—	—	1,393

	$59,371	$282,746	$201,097	$320,719	$367,869	$1,155,965	$2,387,767

(1)	Scheduled principal amortization payments.
(2)	Principal payments due at maturity.
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

At March 31, 2006, approximately $41.3 million, or 7.8%, of our mortgage debt was recourse to the Company.

The following table sets forth our significant consolidated interest expense obligations on our fixed rate debt by scheduled cash flow payments at March 31, 2006, excluding interest expense obligations related to those properties classified as held for sale on our consolidated balance sheet (in thousands):

	YEAR ENDED DECEMBER 31,

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage notes payable	$25,236	$28,422	$24,782	$21,633	$16,105	$10,041	$126,219
Senior unsecured notes	36,794	57,113	48,538	36,267	33,038	118,892	330,642
Exchangeable debentures(a)	11,500	11,500	11,500	11,500	11,500	166,271	223,771

	$73,530	$97,035	$84,820	$69,400	$60,643	$295,204	$680,632

(a)	Callable after June 17, 2010 at par.

Interest expense from those properties classified as held for sale on our consolidated balance sheet at March 31, 2006 over the next five years and thereafter aggregated approximately $16.2 million.

Interest expense incurred under our variable rate Credit Facility and Term Loan amounted to approximately $5.9 million for the three months ended March 31, 2006 and was based on a combined weighted average balance and interest rate of $418.9 million and 5.62%, respectively. Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

We had undrawn letters of credit outstanding of approximately $100,000 at March 31, 2006.

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

Back to Contents

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”). In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, we currently have stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased. Such stock loans (including accrued interest) are scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years. Such forgiveness is based on continued service and in part on the Company attaining certain annual performance measures. These stock loans had an initial aggregate weighted average vesting period of approximately nine years. As of March 31, 2006, there remains 149,714 shares of common stock subject to the original stock loans which are anticipated to vest between 2006 and 2011. Approximately $802,000 and $528,000 of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for each of the three month periods ended March 31, 2006 and 2005, respectively, related to these loans. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.2 million and $3.8 million at March 31, 2006 and December 31, 2005, respectively, and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheets. Other outstanding loans to executive and senior officers at March 31, 2006 and December 31, 2005 amounted to approximately $1.9 million and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights”, respectively, and collectively, the “Rights”). Each Right represents the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares are not so available, an amount of cash equivalent to the value of such stock on the vesting date. The 2002 Rights vest in four equal annual installments beginning on November 14, 2003 (and shall be fully vested on November 14, 2006). The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005 (and shall be fully vested on March 13, 2007). Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer. The 2002 Rights also entitle the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights. The 2002 Rights aggregate 62,835 shares of the Company’s common stock and the 2003 Rights aggregate 26,040 shares of common stock. As of March 31, 2006, there remains 15,709 shares of common stock reserved related to the 2002 Rights and 8,682 shares of common stock reserved related to the 2003 Rights. Approximately $120,000 and $104,000 of compensation expense was recorded for each of the three month periods ended March 31, 2006 and 2005, respectively, related to the Rights. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

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

The terms of each award of LTIP Units are substantially similar to those of the core awards under the 2003 LTIP. The vesting, performance hurdles and timing for vesting remain unchanged. However, an LTIP Unit represents an equity interest in the Operating Partnership, rather than the Company. At issuance, the LTIP Unit has no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”). Initially, LTIP Units will not have full parity with OP Units with respect to liquidating distributions. Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by the Operating Partnership), the Operating Partnership will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units. If such equivalence is reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis. In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant. However, in the absence of an increase in the value of the assets of the Operating Partnership and the occurrence of “triggering events”, such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares. In addition, LTIP Units are subject to specific performance related vesting requirements. In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares. Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis. At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units. At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units. In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

For each of the calendar years ended December 31, 2004 and 2005, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units and 207,000 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Incentive Unit Grants”). The terms of the Incentive Unit Grants are generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.

As a result of the foregoing, there remains 69,443 shares of common stock reserved for future issuance under the core award of the 2003 LTIP and 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units. With respect to the core award of the 2003 LTIP, the Company recorded approximately $305,000 of compensation expense for each of the three month periods ended March 31, 2006 and 2005. In addition, with respect to the LTIP Units and the Incentive Unit Grants, the Company recorded compensation expense of approximately $822,000 and $465,000, respectively, for the three month periods ended March 31, 2006 and

Back to Contents

2005. Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.0 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity. As of March 31, 2006, we have accrued approximately $27.2 million of compensation expense with respect to the Special Outperformance Pool of which $3.6 million was accrued during the three months ended March 31, 2006. This amount is calculated on the closing stock price of the Company’s common stock on March 31, 2006 and is based on management’s determination of the probability of requisite performance measures being met. The accrual represents approximately 76% of the total estimated Special Outperformance Pool reflecting the service period through March 31, 2006.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the Company attaining certain annual performance measures, is recognized as a “target stock price” plan. Under this type of plan, compensation expense is recognized for the target stock price awards whether or not the targeted stock price condition is achieved as long as the underlying service conditions are achieved. Accordingly, we obtained an independent third party valuation of the 2003 LTIP awards and recognize compensation expense on a straight-line basis through the performance and vesting period for awards to employees who remain in service over the requisite period regardless of whether the target stock price has been reached.

Compensation expense with respect to the core component of the 2003 LTIP, which relates to the continued service of the grantee, is recognized as compensation expense on a straight-line basis through the vesting period based on the fair market value of the stock on the date of grant.

As a result of the election of certain executive and senior officers to exchange all or a portion of their unvested core awards under the 2003 LTIP into an equal number of LTIP Units we again obtained an independent third party valuation of the newly granted LTIP Units and determined that the fair value of the LTIP Units was not greater than the exchanged 2003 LTIP awards on the date of the exchange. As such, compensation expense to be recognized, on a straight-lined basis, over the vesting period of the LTIP Units equals the amount of unamortized compensation expense cost for the 2003 LTIP awards as of the exchange date.

On January 1, 2006, we adopted Statement No. 123R and have determined that the adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

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

Back to Contents

Off Balance Sheet Arrangements

The Operating Partnership has a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at March 31, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

FrontLine is in default under the loans from the Operating Partnership and on June 12, 2002, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

The RSVP REIT-qualified joint ventures are managed subject to a management agreement with the former managing directors of RSVP, which expires in September 2006. The management agreement provides for an annual base management fee and disposition fees equal to 2% of the net proceeds received by RSVP on asset sales which are subject to a maximum of $7.5 million. In addition, the former managing directors of RSVP retained a one-third residual interest in RSVP’s assets which is subordinated to the distribution of an aggregate amount of $75.0 million to RSVP and/or us in respect of RSVP-controlled joint ventures.

Scott H. Rechler, our CEO and Chairman of the Board of Directors, serves as CEO and is FrontLine’s sole board member. Mr. Rechler also serves as a member of the management committee of RSVP.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors. On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options will be exercisable until December 29, 2006. On March 31, 2006, the closing price of a share of Empire’s common stock was $5.16 per share.

We have discontinued the accrual of interest income with respect to the loans from the Operating Partnership and our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

In addition to the foregoing, our off-balance sheet arrangements consist of our approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.7 million with an interest rate of 6.35% per annum and a remaining term of approximately 15 years, our 25% joint venture interest in the Australian JV where our share of unconsolidated joint venture debt is approximately $75.3 million with a weighted average interest rate of 5.3% per annum and a weighted average term of 5.5 years and our 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 9.3 years.

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

Back to Contents

The following table presents our FFO calculations (in thousands):

	Three months ended March 31,

	2006	2005

Net income	$59,182	$18,053
Adjustments for basic Funds From Operations
Add:
Real estate depreciation and amortization	32,151	27,313
Minority partners’ interests in consolidated partnerships	7,234	6,712
Deduct:
Gains on sales of depreciable real estate	44,669	—
Amounts distributable to minority partners in consolidated partnerships	6,345	5,724

Basic and Diluted Funds From Operations	$47,553	$46,354

Weighted Average units outstanding	85,094	84,313

Diluted Weighted Average units outstanding	85,651	84,775

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at March 31, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter	Total (1)	FMV

Long term debt:
Fixed rate	$48,268	$269,048	$7,370	$307,028	$354,270	$806,671	$1,792,655	$1,874,499
Weighted average interest rate	7.95%	7.13%	7.22%	7.71%	4.33%	4.00%	5.29%
Variable rate	$—	$—	$180,000	$—	$—	$—	$180,000	$180,000
Weighted average interest rate	—	—	5.46%	—	—	—	5.46%

(1)	Includes aggregate unamortized issuance discounts of approximately $7.7 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk for our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $1.8 million annual increase in interest expense based on $180.0 million of variable rate debt outstanding at March 31, 2006.

The following table sets forth our Note Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at March 31, 2006 (dollars in thousands):

	For the Year Ending December 31,

	2006	2007	2008	2009	2010	Thereafter		Total (1)	FMV

Note Receivable Investments:
Fixed rate	$—	$40,000	$14,188	$25,000	$8,031	$97,760	(2)	$184,979	$184,979	(2)
Weighted average interest rate	—	16.25%	15.29%	17.50%	9.00%	9.02%		12.21%
Variable rate	$—	$—	$—	$500	$—	$—		$500	$500
Weighted average interest rate	—	—	—	4.35%	—%	—		4.35%

(1)	Excludes interest receivables and unamortized acquisition costs aggregating approximately $4.7 million.
(2)

Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest which is due at maturity. The FMV calculation considers only accretive interest recorded through March 31, 2006.

In addition, we have assessed the market risk for our variable rate receivables, which are based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $5,000 annual increase in interest income based on a $500,000 variable rate note receivable outstanding at March 31, 2006.

Back to Contents

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

SELECTED PORTFOLIO INFORMATION

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of April 1, 2006:

	Tenant Name (1) (2)	Wtd. Avg. Term Remaining (years)	Total Square Feet	Percent of Pro Rata Share of Annualized Base Rental Revenue

*	Citigroup / Citibank	12.1	2,015,381	4.2%
*	Debevoise & Plimpton	15.8	586,528	3.6%
	D.E. Shaw	7.8	192,837	2.1%
	Amerada Hess Corporation	15.8	180,822	2.0%
	King & Spalding	7.9	148,675	1.7%
*	Verizon Communications Inc.	1.3	271,384	1.7%
*	Schulte Roth & Zabel	14.7	279,746	1.6%
*	American Express	8.0	127,305	1.6%
*	Bank of America / Fleet Bank	4.7	199,089	1.4%
	County of Nassau	15.6	219,066	1.4%
*	Fuji Photo Film USA	6.4	194,984	1.2%
*	MCI	0.9	240,430	1.1%
	Westpoint Stevens	0.8	86,800	1.0%
	Arrow Electronics Inc.	7.8	163,762	1.0%
	Dun & Bradstreet Corp.	6.5	123,000	1.0%
	Daiichi Pharmaceuticals	11.5	141,000	1.0%
*	Schering-Plough Corporation	0.3	152,970	0.9%
	Westdeutsche Landesbank	10.1	53,000	0.9%
*	JP Morgan Chase	5.0	100,636	0.9%
	Washington Mutual	0.9	127,465	0.8%
	North Fork Bank	12.8	126,770	0.8%
	Practicing Law Institute	7.9	77,500	0.8%
*	HQ Global	3.2	157,892	0.8%
	Vytra Healthcare	1.8	105,613	0.8%
*	Banque Nationale De Paris	10.3	145,834	0.8%

(1)	Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interests.
(2)	Total square footage is based on currently leased space and excludes expansions or leases with future start dates.
*	Part or all of space occupied by tenant is in a joint venture building.

Back to Contents

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years 2002 through 2005 and for the three month period ended March 31, 2006 for our consolidated office and industrial / flex properties:

	2002	2003		2004	2005		Average 2002-2005	YTD 2006

Suburban Office Properties
Total	$5,283,674	$6,791,336		$7,034,054	$8,402,935		$6,878,000	$2,033,064
Per Square Foot	$0.53	$0.67		$0.69	$0.78	(2)(3)	$0.67	$0.18	(5)

NYC Office Properties
Total	$1,939,111	$1,922,209		$2,515,730	$2,017,360		$2,098,603	$424,013
Per Square Foot	$0.56	$0.55		$0.56	$0.42	(4)	$0.52	$0.10	(5)

Flex / Industrial Properties
Total	$1,881,627	$1,218,401	(1)	$207,028	$38,723	(2)	$836,445	$0.00
Per Square Foot	$0.28	$0.23		$0.23	$0.05		$0.20	$0.00

(1)	Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter of 2003 for the industrial properties which were sold during the period.
(2)	Includes costs related to the 17 properties sold to the Australian JV on September 21, 2005.
(3)	Per square foot calculations for suburban submarkets-office properties exclude 68 South Service Road and the Eastridge Portfolio.
(4)	Per square foot calculations, for NYC office properties, exclude One Court Square, a 1,401,609 square foot, triple net leased building in Long Island City, New York.
(5)

Per square foot calculations for suburban office properties exclude 68 South Service Road, a building that was recently placed in service. Per square foot calculations for NYC office properties exclude One Court Square, a 1,401,609 square foot, triple net leased building in Long Island City, New York.

Back to Contents

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2002 through 2005 and for the three month period ended March 31, 2006 for our consolidated office and industrial / flex properties:

	2002		2003		2004		2005		Average 2002-2005	YTD 2006	New	Renewal

Long Island Office Properties
Tenant Improvements	$1,917,466		$3,774,722		$4,856,604		$4,768,833		$3,829,406	$720,606	$518,365	$202,241
Per Square Foot Improved	$7.81		$7.05		$8.78		$11.25		$8.72	$18.12	$24.36	$10.94
Leasing Commissions	$1,026,970		$2,623,245		$2,345,325		$1,546,354		$1.885,474	$330,487	$192,871	$137,616
Per Square Foot Leased	$4.18		$4.90		$4.24		$3.65		$4.24	$8.31	$9.06	$7.45

Total Per Square Foot	$11.99		$11.95		$13.02		$14.90		$12.96	$26.43	$33.42	$18.39

Westchester Office Properties
Tenant Improvements	$6,391,589	(1)	$3,732,370		$6,323,134		$5,296,662		$5,435,939	$1,107,877	$1,019,329	$88,548
Per Square Foot Improved	$15.05		$15.98		$11.95		$12.37		$13.84	$11.15	$34.26	$1.27
Leasing Commissions	$1,975,850	(1)	$917,487		$2,671,548		$1,923,552		$1,872,109	$281,345	$259,494	$21,851
Per Square Foot Leased	$4.65		$3.93		$5.05		$4.49		$4.53	$2.83	$8.72	$0.32

Total Per Square Foot	$19.70		$19.91		$17.00		$16.86		$18.37	$13.98	$42.98	$1.59

Connecticut Office Properties
Tenant Improvements	$491,435		$588,087		$3,051,833		$3,895,369		$2,006,681	$432,381	$404,277	$28,104
Per Square Foot Improved	$3.81		$8.44		$12.71		$11.86		$9.20	$16.91	$30.60	$2.27
Leasing Commissions	$307,023		$511,360		$1,493,664		$1,819,504		$1,032,888	$137,882	$137,882	$0.00
Per Square Foot Leased	$2.38		$7.34		$6.22		$5.54		$5.37	$5.39	$10.44	$0.00

Total Per Square Foot	$6.19		$15.78		$18.93		$17.40		$14.57	$22.30	$41.04	$2.27

New Jersey Office Properties
Tenant Improvements	$2,842,521		$4,327,295		$1,379,362		$2,421,779		$2,742,739	$1,162,846	$669,884	$492,962
Per Square Foot Improved	$10.76		$11.57		$7.12		$15.49		$11.24	$12.70	$19.59	$8.60
Leasing Commissions	$1,037,012		$1,892,635		$832,658		$1,394,470		$1,289,194	$658,008	$319,877	$338,131
Per Square Foot Leased	$3.92		$5.06		$4.30		$8.92		$5.55	$7.19	$9.36	$5.90

Total Per Square Foot	$14.68		$16.63		$11.42		$24.41		$16.79	$19.89	$28.95	$14.50

Total Suburban Markets - Office Properties
Tenant Improvements	$11,643,011		$12,422,474		$15,610,933		$16,382,643		$14,014,765	$3,423,711	$2,611,855	$811,856
Per Square Foot Improved	$10.95		$10.24		$10.30		$12.25		$10.48	$13.36	$26.53	$5.15
Leasing Commissions	$4,346,855		$5,944,728		$7,343,194		$6,683,880		$6,079,664	$1,407,721	$910,124	$497,597
Per Square Foot Leased	$4.09		$4.90		$4.84		$5.00		$4.55	$5.49	$9.25	$3.15

Total Per Square Foot	$15.04		$15.14		$15.14		$17.25		$15.03	$18.85	$35.78	$8.30

New York City Office Properties
Tenant Improvements	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$10,648,442	(2)(4)	$7,654,597	$1,615,396	$1,615,396	$0.00
Per Square Foot Improved	$18.39		$32.84		$23.21		$28.20		$25.66	$46.29	$49.08	$0.00
Leasing Commissions	$2,019,837		$2,950,330	(2)(3)	$3,041,141	(4)	$4,418,706	(2)(4)	$3,107,504	$678,524	$678,524	$0.00
Per Square Foot Leased	$8.54		$16.68		$7.19		$11.70		$11.03	$19.44	$20.61	$0.00

Total Per Square Foot	$26.93		$49.52		$30.40		$39.90		$36.69	$65.74	$69.69	$0.00

Industrial / Flex Properties
Tenant Improvements	$1,850,812		$1,249,200		$310,522		$112,781		$880,829	$0.00	$0.00	$0.00
Per Square Foot Improved	$1.97		$2.42		$2.27		$2.46		$2.28	$0.00	$0.00	$0.00
Leasing Commissions	$890,688		$574,256		$508,198		$65,740		$509,720	$0.00	$0.00	$0.00
Per Square Foot Leased	$0.95		$1.11		$3.71		$1.43		$1.80	$0.00	$0.00	$0.00

Total Per Square Foot	$2.92		$3.53		$5.98		$3.89		$4.08	$0.00	$0.00	$0.00

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

(3)

2003 numbers exclude tenant improvements of $0.2 million for Sandler O’Neil & Partners (7,446 square feet) for expansion space with a lease commencement date in the second quarter of 2004. The tenant improvement allowance is reflected in the 2004 numbers.

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

Back to Contents

The following table sets forth our components of paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the periods presented as reported on our “Statements of Cash Flows – Investment Activities” contained in our consolidated financial statements (in thousands):

	Three months ended March 31,

	2006	2005

Capital expenditures:
Non-incremental	$2,457	$3,082
Incremental	2,092	2,593
Tenant improvements:
Non-incremental	6,726	5,051
Incremental	7,171	6,717

Additions to commercial real estate properties	$18,446	$17,443

Leasing costs:
Non-incremental	$3,339	$2,694
Incremental	2,330	1,679

Payment of deferred leasing costs	$5,669	$4,373

Acquisition and development costs	$8,090	$10,809

Back to Contents

The following table sets forth our lease expiration schedule, as adjusted for pre-leased space and inclusive of joint venture interests, at April 1, 2006 for our total portfolio of properties, our office portfolio and our flex portfolio:

 Total Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Portfolio Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	183	1,279,732	6.3%	6.3%
2007	169	1,622,249	8.0%	14.3%
2008	175	1,370,551	6.8%	21.1%
2009	150	1,335,441	6.6%	27.7%
2010	188	2,198,376	10.9%	38.6%
2011 and thereafter	462	10,550,584	52.3%	90.9%

Total/Weighted Average	1,327	18,356,933	90.9%

Total Portfolio Square Feet		20,180,469

Office Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Office Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	181	1,219,673	6.3%	6.3%
2007	166	1,569,727	8.1%	14.4%
2008	173	1,338,308	6.9%	21.3%
2009	149	1,290,460	6.7%	28.0%
2010	185	1,942,680	10.1%	38.1%
2011 and thereafter	453	10,348,438	53.6%	91.7%

Total/Weighted Average	1,307	17,709,286	91.7%

Total Office Portfolio Square Feet		19,317,074

Flex Portfolio

Year of Expiration	Number of Leases Expiring	Square Feet Expiring	Percentage of Total Flex Square Footage	Cumulative Percentage of Total Portfolio Square Footage

2006	2	60,059	7.0%	7.0%
2007	3	52,522	6.1%	13.1%
2008	2	32,243	3.7%	16.8%
2009	1	44,981	5.2%	22.0%
2010	3	255,696	29.6%	51.6%
2011 and thereafter	9	202,146	23.4%	75.0%

Total/Weighted Average	20	647,647	75.0%

Total Flex Portfolio Square Feet		863,395

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

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other information

a)

On May 9, 2006, the Company entered into agreements with each of Scott H. Rechler, CEO of the Company, Michael Maturo, President and Chief Financial Officer of the Company, and Jason M. Barnett, Senior Executive Vice President—Corporate Initiatives and General Counsel of the Company, pursuant to which the term of each such officer’s amended and restated employment and noncompetition agreement was extended in all respects through June 30, 2006. In accordance with the terms of each such officer’s amended and restated severance agreement, the term and duration of his severance agreement is identical to the term and duration of his employment and noncompetition agreement.

b)	There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits

Exhibits

3.1	Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P. Establishing 2006 LTIP Units of Limited Partnership Interest
10.1	Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, between the Company and Scott H. Rechler (1)
10.2	Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, between the Company and Salvatore Campofranco (2)
10.3	Change-in-Control Bonus Agreement, dated as of April 4, 2006, between the Company and Scott H. Rechler (3)
10.4	Agreement for Extension of Employment and Noncompetition Agreement, dated as of May 9, 2006, by and between the Company and Scott H. Rechler (4)
31.1

Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

31.2

Certification of Michael Maturo, President, Treasurer, Chief Financial Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Rule 13a – 14(a) or Rule 15(d) – 14(a).

32.1

Certification of Scott H. Rechler, Chairman of the Board, Chief Executive Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Back to Contents

32.2

Certification of Michael Maturo, President, Treasurer, Chief Financial Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)

Each of Michael Maturo and Jason M. Barnett has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, with the Company. These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement of Scott H. Rechler filed herewith.

(2)

Each of F. D. Rich III and Philip Waterman III has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, with the Company. These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement of Salvatore Campofranco filed herewith.

(3)

Each of Michael Maturo and Jason M. Barnett has entered into a Change-in-Control Bonus Agreement, dated as of April 4, 2006, with the Company. These agreements are identical in all material respects to the Change-in-Control Bonus Agreement of Scott H. Rechler filed herewith.

(4)

Each of Michael Maturo and Jason M. Barnett has entered into an Agreement for Extension of Employment and Noncompetition Agreement, dated as of May 9, 2006, with the Company. These agreements are identical in all material respects to the Agreement for Extension of Employment and Noncompetition Agreement for Scott H. Rechler filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

By:	/s/ Scott H. Rechler	By:	/s/ Michael Maturo

	Scott H. Rechler Chairman of the Board, Chief Executive Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant		Michael Maturo President, Treasurer, Chief Financial Officer and Director of Reckson Associates Realty Corp., the sole general partner of the Registrant

DATE: May 15, 2006