Form 10-K
period 2006-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2007-04-02
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

OR

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                       to

Commission File Number 1-13762

RECKSON OPERATING PARTNERSHIP, L. P.

(Exact name of registrant as specified in its charter)

Delaware	11-3233647
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

420 Lexington Avenue,	10170
New York, NY	(Zip Code)
(Address of principal
executive offices)

Registrant’s telephone number, including area code: (212) 594-2700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒.

Indicate by a check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒ .

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 2007 of SL Green Realty Corp., the indirect parent of the Registrant, are incorporated by reference into Part III.

As of March 30, 2007, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

i

PART I

ITEM 1.               BUSINESS

General

Reckson Operating Partnership, L.P. (the “Operating Partnership”) commenced operations on June 2, 1995.  As of December 31, 2006, Reckson Associates Realty Corp. (the “Company”), which served as the sole general partner of the Operating Partnership, was a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, their affiliated partnerships and other entities (“Reckson”).  Unless the context requires otherwise, the terms “Company,” “we,” “us,” “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and its wholly-owned subsidiaries.  At December 31, 2006 we owned 100 properties (inclusive of thirty office properties owned through joint ventures) in the New York City tri-state area (the “Tri-State Area”) central business district (“CBD”) and suburban markets, encompassing approximately 20.2 million rentable square feet, all of which were managed by us.  The properties included 17 Class A CBD office properties encompassing approximately 7.3 million rentable square feet.  The CBD office properties consisted of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY.  The CBD office properties comprised 55.0% of our net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2006.  These properties also included 75 Class A suburban office properties encompassing approximately 12.0 million rentable square feet.   Additionally, the properties included eight flex properties encompassing approximately 863,000 rentable square feet.

We also owned certain land parcels throughout our markets in the Tri-State Area which we held for current and future development (the “Development Parcels”). At December 31, 2006 our inventory of Development Parcels aggregated  approximately 309 acres of land in 11 separate parcels on which we can, based on estimates at December 31, 2006, develop approximately 3.1 million square feet of office space and in which we had invested approximately $128.5 million.

As of December 31, 2006, we had invested approximately $55.2 million in loans and REIT-qualified joint ventures with Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund created in 1997 as a research and development vehicle for us to invest in alternative real estate sectors outside our core office focus (see “Recent Developments-Other Investing Activities” for further discussion).

Reckson Associates Realty Corp. as of December 31, 2006 controlled the Operating Partnership as the sole general partner and, owned approximately 97.7% of the Operating Partnership’s outstanding common units of limited partnership interest (“OP Units”).

Until January 25, 2007, our principal executive offices were located at 625 Reckson Plaza, Uniondale, New York 11556 and our telephone number at that location was (516) 506-6900. Our principal executive offices are now located at 420 Lexington Avenue, New York, New York, 10170 and our telephone number at this location is (212) 594-2700.  At December 31, 2006, we had approximately 300 employees. In connection with the SL Green Merger our website was discontinued. SLGreen is in process of creating a separate area on its website for our company.

We file annual, quarterly, and current reports with the Securities and Exchange Commission (the “sec”).  We regularly file proxy statements and other documents with the SEC.  The public may read and copy these reports and any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549 (Hours of operation 10:00am to 3:00pm). Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference

Room. We are an electronic filer and the SEC maintains a website that contains reports, proxy and information regarding issuers that are filed electronically and can be accessed for free over the Internet at www.sec.gov.

Recent Developments

Acquisitions, Dispositions and Investing Activities

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately $202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the Reckson Australian Operating Company LLC (“RAOC JV” or “Australian JV”) in exchange for a 25% interest in the Australian JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the Australian JV).  On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the Australian JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005).  In return, we received a 25% interest in the Australian JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 66 to coincide with the release of the guarantees.  As a result, gains on sales of real estate reported in 2005, related to theTranche I closing was approximately $86.1 million.  Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Internal Revenue Code of 1986, as amended (“Code”) (a “Section 1031 Exchange”).  A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale.  On October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership as of December 31, 2006, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the Australian JV (the “Operating Agreement”).  Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the Australian JV, and Reckson Holdings holds a 25% non-managing member interest therein.  The Operating Agreement provides that, if at any time additional capital contributions are made to the Australian JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the RAOC JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the Australian JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the Australian JV.  Such major decisions required the prior written consent of a majority of the non-managing members. As a result of the foregoing, we, as of December 31, 2006, were accounting for our 25% non-managing member interest in the Australian JV under the equity method of accounting.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt and approximately $64.5 million in cash.  As a result, gains on sales of real estate related to Tranche II was approximately $35.4 million.  Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange.  During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our credit facility.  The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes.  For federal income tax purposes we recognized a tax gain of approximately $26.7 million.

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

Our Service Companies provided asset management, property management, leasing, construction and other services to the RAOC JV.   Affiliates of ours were entitled to transaction fees and ongoing fees for providing services to the Australian JV.  During 2006, in connection with the Tranche II and Tranche III closings we earned approximately $1.9 million in transaction related fees. During 2005, in connection with the Tranche I closing we earned approximately $3.6 million in such fees. In addition, we earned approximately $4.1 million and $966,000 of service related fees for the years ended December 31, 2006 and 2005, respectively. Such amounts were included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary as of December 31, 2006, that managed Reckson LPT and served as its “Responsible Entity.” The Responsible Entity is managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties which were transferred to the Australian JV on October 6, 2006, we guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. As of December 31, 2006, we had also guaranteed to the lender certain capital requirements related to these properties.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the RAOC JV are classified as held for sale on our consolidated balance sheets, for all periods presented.  Our interest in the RAOC JV and related interests and contacts was sold to the Buyer in the Asset Sale discussed below.

On March 7, 2006, we sold our 354,000 square foot office building in Orlando, Florida for aggregate consideration of approximately $70.0 million which resulted in a gain of approximately $9.0 million.  Such gain is reflected as a component of discontinued operations on our consolidated statements of income.  This non-core real estate holding was acquired in May 1999 in connection with our initial New York City portfolio acquisition.  Net proceeds from the sale were used to establish an escrow account with a qualified intermediary for a future Section 1031 Exchange.  During May 2006 we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our credit facility.   For federal income tax purposes we recognized a tax gain of approximately $5.2 million.

On March 31, 2006, we sold a 161,000 square foot office building located in Westchester County for $35.3 million.  Sales proceeds received were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY.  This non-core real estate holding was acquired in December 2005 as part of a 14 office property portfolio acquisition.

On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner with respect to the property located at One Court Square, Long Island City, NY and the property located at 919 Third Avenue, NY, purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million.  Such proceeds have been included in investment income and other on our consolidated statements of income.  In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property.  Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY.

Merger with SL Green Realty Corp.

On January 25, 2007, SL Green Realty Corp. (“SL Green”) completed the acquisition (the “SL Green Merger”) of all of the outstanding shares of common stock of the Company pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended (the “Merger Agreement”), among SL Green, Wyoming Acquisition Corp., Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, the Company and the Operating Partnership. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of the Company was converted into the right to receive (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a prorated dividend in an amount equal to approximately $0.0977 in cash. SL Green also assumed an aggregate of approximately $238.6 million of our mortgage debt, approximately $287.5 million of our convertible public debt and approximately $967.8 million of our public unsecured notes.

On January 25, 2007, SL Green completed the sale (the “Asset Sale”) of certain assets of the Operating Partnership to an investment group led by certain of our former executive management (the “Buyer”) for a total consideration of approximately $2.0 billion. SL Green caused the Operating Partnership to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of the Operating Partnership located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, the Company’s Australian management company (including its Australian licensed responsible entity), and other related entities, and the Operating Partnership and the Operating Partnership subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of the Company in Reckson Asset Partners, LLC, an affiliate of RSVP and all of the Operating Partnership’s rights in and to certain loans made by the Operating Partnership to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of the Operating Partnership that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

During January 2007, in connection with the SL Green Merger, the Operating Partnership sold 1350 Avenue of the Americas to SL Green for $450 million.  This acquistion was completed pursuant to the Merger Agreement with SL Green and was undertaken to facilitate SL Green’s completion of a tax-free like-kind exchange of 286 and 290 Madison Avenue and 1140 Avenue of the Americas, which had been sold in 2006.

Notes Receivable Investment Activity

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

At December 31, 2006, we had invested approximately $123.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at December 31, 2006 (in 000’s):

Property	Amount	Interest Rate	Funding	Maturity
Long Island office portfolio (d)	$8,031	9.00%	Mar., 2005	Apr., 2010	(a)
Long Island office portfolio (d)	20,356	9.00%	Mar., 2005	Apr., 2012	(a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007
221 Main Street, White Plains, NY (d)	20,000	15.00%	Jul., 2006	Aug., 2009
175 Huguenot Street, New Rochelle, NY (d)	10,000	15.00%	Aug., 2006	Aug., 2009
	$123,387

(a)             Prepayable without penalty.

(b)            In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property.  In exchange for its services, RCD received a development fee of $2.0 million which is payable in equal monthly installments over a two-year period which commenced during October 2005.

(c)             Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

(d)            Notes sold as part of the Asset Sale Agreement.

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

As of December 31, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. The Other Note matures on January 31, 2010 and is secured in part by a minority partner’s preferred unit interest in the Operating Partnership.

The following table sets forth the terms of our other loan investments at December 31, 2006 (in 000’s):

Property	Amount	Interest Rate	Funding	Maturity
NYC Class A office condominium interest	$55,250	9.00%	May, 2005	Dec., 2020
Flex property located in Nassau County, Long Island(a)	14,188	15.29%	Mar., 2006	Apr., 2008
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009
	$70,938

(a)                As part of the Asset Sale Agreement 50% interest was sold.

Other Investing Activities

During 1997, the Company formed FrontLine Capital Group (“FrontLine”) and RSVP, a real estate venture capital fund whose common equity is held indirectly by FrontLine.  In connection with the formation and subsequent spin-off of FrontLine, the Operating Partnership established an unsecured credit facility with FrontLine (the “FrontLine Facility”) in the amount of $100.0 million. The Operating Partnership also approved the funding of investments of up to $110.0 million relating to REIT-qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an additional unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”). Through December 31, 2006, approximately $59.8 million has been funded to RSVP-

controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP / FLCG Investments”) on which we accrued interest (net of reserves) of approximately $19.6 million.

A committee of the Board of Directors of the Company, comprised solely of independent directors, considered any actions to be taken by the Company in connection with the RSVP / FLCG Investments and during 2001, based on our assessment of value and recoverability of the RSVP / FLCG Investments and considering the findings and recommendations of the committee and its financial advisor, we recorded a $163.0 million valuation reserve charge, inclusive of anticipated costs against the carrying cost of the RSVP / FLCG Investments. In addition, we have discontinued the accrual of interest income with respect to the FrontLine Loans and have also reserved against our share of Generally Accepted Accounting Principles (“GAAP”) equity in earnings, if any, from the RSVP-controlled joint ventures funded until such income is realized through cash distributions.

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

The net carrying value of our investments in the RSVP / FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2006.

Scott H. Rechler, who served as Chief Executive Officer, President and Chairman of the Board of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member.  Scott H. Rechler also serves as a member of the management committee of RSVP.

We sold the Frontline Loans and the RSVP / FLCG Investments to the Buyer in the Asset Sale.

In addition to the foregoing, as of December 31, 2006, we also had investments in unconsolidated real estate joint ventures of (i) an approximate 5% indirect ownership interest in a joint venture that owns an investment in a New York City Class A office tower where our share of unconsolidated joint venture debt is approximately $11.6 million with an interest rate of 6.35% per annum and a remaining term of approximately 15 years, (ii) a 25% joint venture interest in the RAOC JV where our share of unconsolidated joint venture debt is approximately $79.9 million with a weighted average interest rate of 5.23% per annum and a weighted average term of 4.6 years (such joint venture interest was sold as part of the Asset Sale) and (iii) a 30% joint venture interest in the property located at One Court Square, Long Island City, NY where our share of unconsolidated joint venture debt is $94.5 million with an interest rate of 4.91% per annum and a remaining term of approximately 8.7 years.

Leasing Activity

During the year ended December 31, 2006, the Company executed 292 leases encompassing approximately 2.4 million square feet.  The following table summarizes the leasing activity by location and property type:

	Number of leases	Leased square feet	Average effective rent per square foot (1)
CBD office properties
Connecticut	41	241,140	$35.59
New York City	21	289,210	65.25
Westchester	5	52,879	31.02

Subtotal / Weighted average	67	583,229	54.67

Suburban office properties
Long Island	68	442,775	31.97
Connecticut	3	9,538	34.04
New Jersey	39	617,535	29.54
Westchester	113	731,368	25.95

Subtotal / Weighted average	223	1,801,216	28.70

Flex properties
New Jersey	2	29,800	8.72

Subtotal / Weighted average	2	29,800	8.72

Total	292	2,414,245	30.74

(1)             Average effective rent is base rent adjusted on a straight-line basis for free rent periods, tenant improvements and leasing commissions.

Financing Activities

As of December 31, 2006, we maintained a $500 million Credit Facility (the “Credit Facility”) with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents.  The Credit Facility had a maturity in August 2008, contained options which provided for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million.  In addition, borrowings under the Credit Facility accrued interest at a rate of LIBOR plus 80 basis points and the Credit Facility carried a facility fee of 20 basis points per annum.  In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee were subject to change.  At December 31, 2006, the outstanding borrowings under the Credit Facility aggregated $269.0 million and carried a weighted average interest rate of 6.14% per annum.  This facility was repaid and terminated in connection with the SL Green Merger.

We utilized the Credit Facility primarily to finance real estate investments, fund our real estate development activities and for working capital purposes.

At December 31, 2006, we had availability under the Credit Facility to borrow approximately an additional $231.0 million, subject to compliance with certain financial convenants.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $12.7 million, $11.4 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

As a result of increased market values for our commercial real estate assets, we have sold certain non-core assets or interests in assets where significant value has been created.  During 2004, we sold assets or interests in assets with aggregate sales prices of approximately $51.4 million, net of minority partners’ joint venture interests. During 2005 we sold approximately $909.8 million of our real estate assets including disposition of interests to joint ventures. During 2006, we sold two of our non-core assets, the Tranche II and III Properties, a non-core parcel of land and an option to acquire our minority partner’s 40% partnership interest in the Omni Property for aggregate sales proceeds of approximately $292.7 million.  We used the proceeds from these sales primarily to pay down borrowings under the Credit Facility, for general corporate purposes and to invest in short-term liquid investments until such time as alternative real estate investments could be made.

On March 23, 2007, we mailed notices to the holders of our 7.20% Senior Unsecured Notes due 2007 and the 6.00% Notes due 2007 notifying the holders of such notes that we were exercising rights under the governing documents of the notes to redeem each series of notes in full.  The redemption of both series of notes is expected to occur on April 27, 2007.

Stock and Other Equity Offerings

As of December 31, 2006 a Class A OP Unit and a share of common stock of the Company had similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership.  As of December 31, 2006, the Operating Partnership had issued and outstanding 1,129,733 Class A OP Units and no Class C OP Units.    The Class A OP Units and the Company’s common stock as of December 31, 2006 received prior to the SL Green merger and while outstanding a quarterly distribution of $0.4246 per unit/share.

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

If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof.  The debentures were guaranteed by the Company.  We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions (including the Merger), prior to June 15, 2010.

In connection with the SL Green Merger, the Operating Partnership entered into a supplemental indenture pursuant to which it elected to change the exchange obligation of the Operating Partnership with respect to the debentures into an obligation to deliver, upon exchange of the debentures, cash, shares of SL Green common stock or combination thereof, at the Operating Partnership’s election.  In connection with the SL Green Merger, SL Green guaranteed all obligations under the debentures.

On February 14, 2007, the Operating Partnership announced that, following the SL Green Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

During the year ended December 31, 2006, certain limited partners in the Operating Partnership exchanged 264,766 OP Units and all then outstanding Class C OP Units for an equal number of shares of the Company’s common stock.

The Operating Partnership had issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which was subject to reduction based upon terms of their initial issuance (the “Preferred Units”).  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.  As a result of the aforementioned reduction, no distributions were made on the Preferred Units.

In connection with the SL Green Merger, the holder of the Preferred Units transferred the Preferred Units to SL Green Operation Partnership, L.P. (“SLG OP”) in exchange for the issuance of 1,200 preferred units of limited partnership interest in SLG OP with substantially similar terms as the Preferred Units.

Business Strategies and Growth Opportunities

On January 25, 2007, the Company was acquired by SL Green. See Item 1 “Business — Business and Growth Strategies” in SL Green’s Annual Report on Form 10-k for the year ended December 31, 2006 for a complete description of SL Green’s business and growth strategies.

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

Forward Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in New York City, being less favorable than expected;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments;

•                  availability and creditworthiness of prospective tenants;

•                  adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increased insurance costs;

•                  availability of capital (debt and equity);

•                  unanticipated increases in financing and other costs, including a rise in interest rates;

•                  market interest rates could adversely affect the market price of our common stock, as well as our performance and cash flows;

•                  our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes, our operating partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•      accounting principles and policies and guidelines applicable to REITs;

•                  competition with other companies;

•                  the continuing threat of terrorist attacks on the national, regional and local economies including, in particular, the New York City area and our tenants;

•                  legislative or regulatory changes adversely affecting REIT’s and the real estate business; and

•                  environmental, regulatory and/or safety requirements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect our business and financial performance.  In addition, sections of the SL Green’s Annual Report on Form 10-K contains additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 1A.    RISK FACTORS

Set forth below are the risks that we believe are material to us as of December 31,2006 investors who purchase or own our securities.  The occurrence of any of the following factors or circumstances could adversely affect our cash flows, financial condition, results of operations and/or our ability to service debt and make distributions to our equityholders, any or all of which could in turn cause a decline in the market value of our securities.

These risk factors are the risks associated with our business as of December 31, 2006 while we were the operating partnership of Reckson Associates Realty Corp., a publicly traded REIT.  On January 25, 2007, we completed the SL Green Merger and were acquired by SL Green Operating Partnership, L.P.  We encourage you to read the Annual Report on Form 10-K for SL Green Realty Corp, our 100% indirect parent company.

•      We are dependent on the New York Tri-State area market due to limited geographic diversification and our financial results may suffer as a result of a decline in economic conditions in such area.

A decline in the economic conditions in the Tri-State Area and for commercial real estate could adversely affect our business, financial condition and results of operations.  All of our properties are located in the Tri-State Area, although our organizational documents do not restrict us from owning properties outside this area.  As of December 31, 2006, our markets were located in New York City and the suburbs of New York City and may be similarly affected by economic changes in this area.  A significant downturn in the financial services industry and related industries would likely have a negative effect on these markets and on the performance of our properties.

The potential impact of terrorist attacks in the New York City and Tri-State Area may adversely affect the value of our properties and our ability to generate cash flow. As a result, there may be a decrease in demand for office space in metropolitan areas that are considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals.

•      Debt servicing and refinancing, increases in interest rates and financial and other covenants could adversely affect our economic performance.

Dependence upon debt financing; risk of inability to service or refinance debt.  Under the terms of our partnership agreement as of December 31, 2006, we operate so as to facilitate the SL Green’s qualifications as a REIT.  In order for SL Green  to qualify as a REIT, for federal income tax purposes, it is required to distribute at least 90% of its taxable income.  As a result, we are more reliant on debt or equity financings than many other companies that are able to retain more of their income.

We are subject to the risks associated with debt financing.  Our cash flow could be insufficient to meet required payments of principal and interest.  We may not be able to refinance existing indebtedness, which in virtually all cases requires substantial principal payments at maturity, or the terms of such refinancing might not be as favorable as the terms of the existing indebtedness.  As of December 31, 2006, the weighted average maturity of our existing indebtedness was approximately 4.3 years and our total existing indebtedness (net of minority partners’ interests’ share of our consolidated joint venture debt and including our share of unconsolidated joint venture debt) was approximately $2.0 billion.  We also may not be able to refinance any indebtedness we incur in the future.  Finally, we may not be able to obtain funds by selling assets or raising equity or debt to make required payments on maturing indebtedness.

Rising interest rates could adversely affect cash flow.  Increases in interest rates could increase our interest expense, which could adversely affect our ability to service our indebtedness or to pay distributions to its equityholders.  As of December 31, 2006, approximately 13.6% of our total existing indebtedness was variable rate debt and our total debt was approximately $2.0 billion.  Outstanding advances under our Credit Facility bore interest at variable rates.  In addition, we may incur indebtedness in the future that also bears interest at a variable rate.

Covenants in our debt agreements could adversely affect our financial condition and our ability to make distributions.  As of December 31, 2006, we had an unsecured Credit Facility with JPMorgan Chase Bank, National Association, as administrative agent, which provided for a maximum borrowing amount of up to $500 million.  The Credit Facility which had a maturity in August 2008, provided for a one-year extension subject to a fee of 25 basis points and, upon receiving additional lender commitments, for an increase to the maximum revolving credit amount to $750 million.  Our ability of the Operating Partnership to borrow under the Credit Facility as of December 31, 2006, was subject to certain covenants, including covenants relating to limitations on unsecured and secured borrowings, minimum interest and fixed charge coverage ratios, a minimum equity value and a maximum dividend payout ratio.  The Credit Facility also contained a financial covenant limiting the amount of cash distributions that we were able to pay to holders of our common equity during any fiscal quarter if they exceeded, when added to all distributions paid during the three immediately preceding quarters, the greater of:

•                  90% of the our funds from operations; and

•                  the amounts required in order for the Company to continue to qualify as a REIT.

We relied on borrowings under our Credit Facility to finance acquisition and development activities and for working capital purposes.  Although, as of December 31, 2006, we were in compliance with the covenants under the Credit Facility, our ability to borrow under such facility was subject to continued compliance with the financial and other covenants contained therein.  If we were unable to borrow under our Credit Facility, it could have adversely affected our financial condition, including our ability to service our indebtedness or pay distributions to our equityholders.

The indenture under which our unsecured notes are issued also contains customary covenants, including financial covenants relating to limitations on our ability to incur secured and unsecured indebtedness and the maintenance of a certain percentage of unencumbered assets.  As of December 31, 2006, we were in compliance with the covenants under the indenture, but there can be no assurance that we will continue to be in compliance with such covenants.

In addition, the mortgage loans which are secured by certain of our properties contain customary covenants, including covenants that require us to maintain property insurance in an amount equal to the replacement cost of the properties with insurance carriers who satisfy certain ratings standards.  As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all-risk” policies.  In November 2002, the Terrorism Risk Insurance Act of 2002 (the “TRIA”) was signed into law which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005.  The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Risk Insurance Extension Act of 2005.  In the event that our coverage for losses resulting from terrorist acts is limited, there can be no assurance that the lenders under our mortgage loans would not take the position that exclusions from our coverage for losses due to terrorist acts is a breach of a covenant which, if uncured, could allow the lenders to declare an event of default and accelerate repayment of the mortgage loans.  Other outstanding debt instruments contain standard cross default provisions that would be triggered in the event of an acceleration of the mortgage loans.  This matter could adversely affect our financial results and our ability to finance and/or refinance or sell our properties or to buy or sell properties.  Our property insurance coverage as of December 31, 2006, which would have expired on June 2, 2007, provided for full replacement cost of our properties, including for acts of terrorism up to $540 million on a per occurrence basis.

The facility fee and interest rate payable under the terms of our Credit Facility were subject to change based upon changes in our credit ratings. In the event of a change in the our unsecured credit ratings, the interest rates and facility fee were subject to change.  At December 31, 2006, the outstanding borrowings under our Credit Facility aggregated $269.0 million and carried a weighted average interest rate of 6.14%.  The Credit Facility was repaid and terminated in connection with the SL Green Merger.

No limitation on debt.  We had a policy of incurring debt only if our Debt Ratio was 50% or less.  As of December 31, 2006, our Debt Ratio was approximately 33.8%.  For these purposes, “Debt Ratio” was defined as our total debt as a percentage of the market value of outstanding shares of common stock of the Company, including the conversion of our outstanding partnership units, the liquidation preference of the preferred units, excluding all units of general partnership interest owned by the Company, plus total debt (including our share of unconsolidated joint venture debt and net of minority partners’ interests’ share of consolidated joint venture debt).  Under this policy, we could incur additional debt if the Company’s stock price increased, even if we may not have had a corresponding increase in our ability to repay the debt.  In addition, as of December 31, 2006, our debt-to-equity ratio was 1.96x.  We calculated our debt-to-equity ratio as of December 31, 2006 by comparing the total debt to the value of the Company’s outstanding common stock, our common units of limited partnership interest and liquidation preference of our preferred units (including our share of unconsolidated joint venture debt and net of minority partners’ interests’ share of consolidated joint venture debt), each based upon the market value of the Company’s common stock, and the liquidation preference of our preferred units of limited partnership interest in, excluding all units owned by the Company.

As described above, our Credit Facility and the indenture under which our unsecured notes are issued contain financial covenants which limit our ability of incur additional indebtedness.  However, our organizational documents do not and did not contain any limitation on the amount of indebtedness we may incur.  Accordingly, the Board of Directors of the Company could have altered or eliminated our policy with respect to the incurrence of debt and if this policy were changed, we could have become more highly leveraged, resulting in higher interest payments that could have adversely affected our ability to pay distributions to our equityholders and could have increased the risk of default on our existing indebtedness.

•      The value of our investments in loans to FrontLine Capital Group (“FrontLine”) and in joint venture investments with Reckson Strategic Venture Partners LLC (“RSVP”) may be subject to further loss.

During 1997, we formed Frontline and RSVP, a real estate venture capital fund whose common equity is held indirectly by Frontline.  In connection with the formation and spin-off of Frontline, we established an unsecured Credit Facility with FrontLine (the “FrontLine Facility”) in the amount of $100 million we also approved the funding of investments of up to $110 million relating to REIT-qualified investments through RSVP-controlled joint ventures or advances made to FrontLine under an unsecured loan facility (the “RSVP Facility”) having terms similar to the FrontLine Facility (advances made under the RSVP Facility and the FrontLine Facility hereafter, the “FrontLine Loans”).  As of December 31, 2006, approximately $59.8 million had been funded to RSVP-controlled joint ventures and $142.7 million through the FrontLine Loans (collectively, the “RSVP/FLCG Investments”), on which we accrued interest (net of reserves) of approximately $19.6 million.  The net carrying value of our investments in the RSVP/FLCG Investments of approximately $55.2 million was reassessed with no change by management as of December 31, 2006. Such amount is included in investments in affiliate loans and joint ventures on our consolidated balance sheet.

FrontLine is in default under the FrontLine Loans and on June 12, 2002 filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  As of December 31, 2006, a committee of the Board of Directors of the Company, comprised solely of independent directors, considered any actions to be taken by us in connection with the RSVP/FLCG Investments. Scott H. Rechler, who served as Chief Executive Officer, President and Chairman of the Board of Directors of the Company, serves as CEO and Chairman of the Board of Directors of FrontLine and is its sole board member. As of December 31, 2006 Scott H. Rechler also served as a member of the management committee of RSVP and serves as a member of the Board of Directors of American Campus Communities, a company formerly owned by RSVP.  The RSVP / FLCG Investments were sold to the Buyer in the Asset Sale.

•      Our acquisition, development and construction activities could result in losses.

We may acquire existing office properties to the extent that suitable acquisitions can be made on advantageous terms.  Acquisitions of commercial properties entail risks, such as the risks that we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms and that our investments will fail to perform as expected.  Some of the properties that we acquire may require significant additional investment and upgrades and are subject to the risk that estimates of the cost of improvements to bring such properties up to standards established for the intended market position may prove inaccurate.

We may continue certain development and construction projects of office properties in accordance with our development and underwriting policies as opportunities arise.  Our development and construction activities include the risks that:

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

Our development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.  If any of the above events occur, our ability to pay distributions to our equityholders and service our indebtedness could be adversely affected.  In addition, new development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management’s time and attention.

•      Adverse real estate market conditions, increases in operating expenses or capital expenditures, tenant defaults and uninsured losses could adversely affect our financial results.

Our properties revenues and value may be adversely affected by a number of factors including:

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

•                  defaults by our tenants or their failure to pay rent on a timely basis; and

•                  uninsured losses.

As of December 31, 2006, a significant portion of our real estate investment expenses, such as mortgage payments, real estate taxes, insurance and maintenance costs, were generally not reduced when circumstances caused a decrease in income from our properties.  In addition, our real estate values and income from properties were also affected by our compliance with laws, including tax laws, interest rate levels and the availability of financing.

We may suffer losses as a result of tenant bankruptcies.  If any of our tenants files for protection from creditors under federal bankruptcy laws, such tenant generally has the right, subject to certain conditions, to reject its leases with us.  In the event this occurs, we may not be able to readily lease the space or to lease it on equal or better terms.

Our reliance on a major tenant could lead to losses.  As a result of our acquisition in May 2005 of a 1.4 million square foot office tower located at One Court Square, Long Island City, New York, our lease with the seller, Citibank, N.A. and our subsequent transfer of a 70% interest in the property to a joint venture partner, rent from Citibank at this and other properties in our portfolio currently comprises approximately 5.4% of our pro-rata share of annualized base rent.   As of December 31, 2006,

we could be adversely affected if Citigroup experiences a significant downturn in its business, becomes insolvent or files for bankruptcy. Under the terms of its lease at One Court Square, Citibank has the right to cancel up to 20% of the leased space in 2011 and 2012 and to cancel up to an additional 20% of such space in 2014 and 2015.  We could be adversely affected if Citibank exercises its options to terminate its leases and we are unable to lease the space at similar rents.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.  Real estate investments generally cannot be sold quickly.  We may not be able to vary our portfolio promptly in response to economic or other conditions.  In addition, provisions of the Code of 1986, limit a REIT’s ability to sell properties in some situations when it may be economically advantageous to do so.  Since under our partnership agreement we operate in a manner that facilitates SL Green’s qualifications as a REIT, this limitation may limit our ability to dispose of assets.

We may be unable to structure property dispositions in a tax-efficient manner.  Certain of our properties have low tax bases relative to their fair values and, accordingly, the disposition of such properties would generate significant taxable gain unless they were transferred in a tax-free exchange under Section 1031 of the Code or another tax-free or tax-deferred transaction.  For an exchange to qualify for tax-deferred treatment under Section 1031, many technical requirements must be satisfied.  For example, a qualified replacement property must be identified within 45 days of the sale of the relinquished property and such qualified replacement property generally must be acquired within 180 days from the sale.  Given the competition for properties meeting our investment criteria, there can be no assurance that we will be able to identify and acquire qualified replacement properties within the required time frames under Section 1031, in which case we would not receive the tax benefit of such an exchange.

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

Some potential losses are not covered by insurance; losses could result from terrorist acts.  We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties.  Five of our properties are located in New York City.  As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies.  In November 2002, the TRIA was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005.  The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Risk Insurance Extension Act of 2005.  Our property insurance coverage as of December 31, 2006, which would have expired on June 2, 2007, provided for full replacement cost of our properties, including for acts of terrorism up to $600 million on a per occurrence basis.  There can be no assurance that we will be able to replace these coverages at reasonable rates or at all.

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

•      Property ownership through partnerships and joint ventures creates additional investment risks.

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

Our joint venture in a portfolio of six office properties includes the risks that we cannot enter into large leases or refinance the properties in our discretion.  During September 2000, we formed a joint venture (the “Tri-State JV”) with Teachers Insurance and Annuity Association (“TIAA”) and contributed nine Class A suburban office properties aggregating approximately 1.5 million square feet to the Tri-State JV for a 51% majority ownership interest.  TIAA contributed approximately $136 million for a 49% interest in the Tri-State JV which was then distributed to us.  Since the formation of the Tri-State JV, we acquired TIAA’s 49% interest in two of the properties held by the Tri-State JV and the Tri-State JV sold one of its properties to a third party.  As a result of these transactions, the Tri-State JV as of December 31, 2006 owned six Class A suburban office properties aggregating approximately 946,000 square feet.  We are responsible for managing the day-to-day operations and business affairs of the Tri-State JV and have substantial rights in making decisions affecting the properties such as leasing, marketing and financing.  The minority member has certain rights primarily intended to protect its investment.

Our investment in the Omni includes the risks that we cannot refinance or dispose of the property in our sole discretion and we could have our general partnership interest converted into a limited partnership interest.  We own a 60% general partner interest in Omni Partners, L.P.  (the “Omni Partnership”), the partnership that owned the Omni, a 579,000 square foot office building located in our Nassau West Corporate Center office park. Through our partnership interest, we acted as managing partner and had the sole authority to conduct the business and affairs of the Omni Partnership subject to the limitations set forth in the amended and restated agreement of limited partnership of the Omni Partnership (the “Omni Partnership Agreement”).  On March 31, 2006, a group of institutional investors led by JPMorgan Investment Management, our joint venture partner in the Court Square JV and the property located at 919 Third Avenue, NY, purchased our option to acquire the existing minority partners’ 40% partnership interest in the Omni Property for net proceeds of approximately $9.0 million.  Such proceeds have been included in investment income and other on our consolidated statements of income.  In connection with this transaction, the original minority partner repaid to us approximately $22.1 million representing amounts due under a note receivable which was secured by their interest in the Omni Property.  Such aggregate proceeds to us of approximately $31.2 million were used for the repayment of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY.

Our joint venture in One Court Square, Long Island City, New York, includes the risks that we cannot enter into large leases or refinance or dispose of the property in our sole discretion and we could be removed as administrative member.  On November 30, 2005, we formed a joint venture (the “Court Square JV”) with a group of institutional investors (the “JV Partners”) led by JPMorgan Investment Management, whereby the JV Partners acquired a 70% interest in our 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, for approximately $329.7 million, including the assumption of approximately $220.5 million of debt.  Pursuant to the terms of the operating agreement governing the Court Square JV, the Court Square JV will be managed by a two-person management committee composed of one representative from each of the Company and the JV Partners.  We have been designated as the administrative member of the Court Square JV, the operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the property level debt, and to dissolve the Court Square JV.  We may be removed as administrative member if (i) we become bankrupt, (ii) we are found to have committed fraud, willful misconduct or gross negligence in the conduct of our duties, (iii) we make an unpermitted transfer under the agreement or (iv) the Operating Partnership holds, directly or indirectly, less than a 10% interest in the Court Square JV.

The operating agreement grants to each of us and the JV Partners a right of first offer to acquire the other member’s interest in the Court Square JV at any time after November 30, 2007.  In addition, after September 20, 2009, either we or the JV Partners may recommend the sale of One Court Square (or 100% of the interest in the Court Square JV) to a third party at the price at which such member would be willing to sell the property.  The non-recommending member may either approve the proposed marketing of the property or may purchase the property at an equivalent price.  Also, either member may initiate a buy-sell process at any time after (i) November 30, 2007, if a dispute with respect to a “major decision” arises, or (ii) September 20, 2009.  In the event the JV Partners exercise their right to recommend the sale of the property or initiate a buy-sell process, we may not be able to finance our acquisition of the property and it may be sold to a third party.

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

We hold investments in mezzanine loans relating to office or other types of properties in the Tri-State Area.  Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property.  These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender.  In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan.  If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full.  Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.  As a result, we may not recover some or all of our investment, which could result in losses.  In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.  Moreover, to the extent that we hold investments in mezzanine loans that relate to properties other than office properties, we are less experienced with the financing and operations of these other property types and therefore may not properly evaluate the risks involved in such investments.  There is no limitation under our organizational documents as to the amount of mezzanine debt in which we may invest.

•      Environmental problems are possible.

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

•      Failure by the SL Green to qualify as a REIT would be costly.

SL Green has operated (and intends to operate) so as to qualify as a REIT under the Code beginning with its taxable year ended December 31, 1997.  Under the terms of our partnership agreement we operate in a manner to facilitate SL Green’s (prior to the SL Green Merger, the Company’s) ability to qualify as a REIT. Although our management believes that SL Green is organized and operated in a manner to so qualify, no assurance can be given that SL Green will continue to qualify or remain qualified as a REIT.

If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Moreover, unless entitled to relief under certain statutory provisions, it also will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost.  This treatment would significantly reduce net earnings available to service indebtedness, make investments or pay distributions to equityholders because of the additional tax liability of the REIT for the years involved.  Also, SL Green would not then be required to pay dividends to its stockholders. These circumstances would likely also have a negative impact on us as SL Green might cause us to cease the payment of regular quarterly distributions.

•      We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of SL Green’s common stock.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect the SL Green and us.  Effective generally for taxable years 2003 through 2008, the maximum rate of tax applicable to individuals on qualified dividend income from regular C corporations is 15%. This reduces substantially the so-called “double taxation” (that is, taxation at both the corporate and stockholder levels) that has generally applied to corporations that are not taxed as REITs. Dividends from REITs generally will not qualify for the 15% dividend tax rate because, as a result of the dividends-paid deduction to which REITs are entitled, REITs generally do not pay corporate level tax on income that they distribute to stockholders.  The lower rates of taxation of qualified dividend income may cause individual investors to view stocks of non-REIT corporations as more attractive relative to stocks of REITs. We cannot predict what impact these tax rates, or future changes in the laws or regulations governing REITs, may have on the value of shares of common stock.

•      Transactions by the Operating Partnership or the SL Green could adversely affect debt holders.

Except with respect to a covenant limiting the incurrence of indebtedness, a covenant requiring us to maintain a certain percentage of unencumbered assets and a covenant requiring any successor in a business combination with the Operating Partnership to assume all of our obligations under the indenture pursuant to which the debt securities have been issued, the indenture does not contain any provisions that would protect holders of debt securities in the event of (i) a highly leveraged or similar transaction involving us, our management of the Operating Partnership, SL Green or any affiliate of any these parties, (ii) a change in control or (iii) certain reorganizations, restructuring, mergers or similar transactions involving us, or SL Green.

•       No market exists for our equity securities.

No market exists for our equity securities, nor is it expected that one will develop.  In addition, transfers of any interest generally require the consent of our as general partner which it may withhold in its sole discretion.

Item 1B.    Unresolved Staff Comments

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

Item 2.       Properties
General

As of December 31, 2006 we owned 100 properties (including thirty office properties owned through joint ventures) in the Tri-State Area CBD and suburban markets, encompassing approximately 20.2 million rentable square feet, all of which are managed by us.  The properties include 17 Class A CBD office properties encompassing approximately 7.3 million rentable square feet.  The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY.  The CBD office properties comprised 55.0% of our net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2006.  The properties also include 75 Class A suburban office properties encompassing approximately 12.0 million rentable square feet, of which 60 of these properties, or 81.2% as measured by square footage, are located within our 15 office parks.  The properties also include eight flex properties encompassing approximately 863,000 rentable square feet.

On January 25, 2007, SL Green sold the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of the Operating Partnership located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, our Company’s Australian management company (including its Australian licensed responsible entity), and other related entities, and the Operating Partnership and the Operating Partnership subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of the Company in Reckson Asset Partners, LLC, an affiliate of RSVP and all of the Operating Partnership’s rights in and to certain loans made by the Operating Partnership to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of the Operating Partnership that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

Set forth below is a summary of certain information relating to our properties, categorized by office and flex properties, as of December 31, 2006.  This information does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

Office Properties

General

As of December 31, 2006, we owned or had an interest in 17 Class A CBD office properties encompassing approximately 7.3 million square feet and 75 Class A suburban office properties encompassing approximately 12.0 million square feet.  As of December 31, 2006, the office properties were approximately 92.0% leased (excluding properties under development) to approximately 1,400 tenants.

The office properties are leased to both national and local tenants.  Leases on the office properties are typically written for terms ranging from five to ten years and require (i) payment of base rent, (ii) payment of a base electrical charge, (iii) payment of real estate tax escalations over a base year, (iv) payment of compounded annual increases to base rent and/or payment of operating expense escalations over a base year, (v) payment of overtime HVAC and electric and (vi) payment of electric escalations over a base year.  In virtually all leases, the landlord is responsible for structural repairs.  Renewal provisions typically provide for renewal rates at market rates or a percentage thereof, provided that such rates are not less than the most recent renewal rates.

The following table sets forth certain information as of December 31, 2006 for each of the office properties and does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

		Ownership								Annual
		Interest								Base
		(Ground								Rent	Number
		Lease		Land		Number	Rentable			Per	of
	Percentage	Expiration		Area		of	Square	Percent	Annual Base	Leased	Tenant
	Ownership	Date) (1)		(Acres)		Floors	Feet	Leased	Rent (2)	Square Ft.	Leases
Huntington Melville Corporate Center(a)
395 North Service Road, Melville, NY	100%	Lease	(2081)	7.5		4	185,953	100.0%	$5,731,679	$30.82	14
35 Pinelawn Road, Melville, NY	25%		Fee	6.0		2	108,811	96.5%	2,522,879	24.03	40
200 Broadhollow Road, Melville, NY	25%		Fee	4.6		4	68,707	100.0%	1,875,016	27.29	20
275 Broadhollow Road, Melville, NY	100%		Fee	5.8		4	126,770	100.0%	3,389,638	26.74	3
300 Broadhollow Road, Melville, NY	100%		Fee	14.7		4	232,618	96.3%	4,270,276	19.05	25
48 South Service Road, Melville, NY	100%		Fee	7.3		4	128,024	97.0%	3,218,433	25.92	18
58 South Service Road, Melville, NY	100%		Fee	18.8		4	282,876	86.8%	8,537,329	34.76	16
68 South Service Road, Melville, NY	100%		Fee	14.8		4	299,977	84.8%	6,435,408	25.31	7
1305 Old Walt Whitman Road, Melville, NY	51%		Fee	18.1		3	164,166	100.0%	4,785,487	29.15	7
Total Huntington Meville Corporate Center				97.6			1,597,902	93.8%	$40,766,147	$27.20	150

North Shore Atrium(a)
6800 Jericho Turnpike, Syosset, NY	25%		Fee	13.0		2	207,753	96.9%	$4,660,827	$23.15	47
6900 Jericho Turnpike, Syosset, NY	25%		Fee	5.0		4	95,320	100.0%	2,746,680	28.82	19
Total North Shore Atrium				18.0			303,073	97.9%	$7,407,507	$24.97	66

Nassau West Corporate Center(a)
50 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease	(2082)	9.1		6	216,880	96.7%	$5,496,007	$26.22	30
60 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease	(2082)	7.8		2	219,066	100.0%	5,698,080	26.01	2
51 Charles Lindbergh Boulevard, Mitchel Field, NY	100%	Lease	(2081)	6.6		1	108,000	100.0%	1,234,651	11.43	1
55 Charles Lindbergh Boulevard, Mitchel Field, NY	25%	Lease	(2081)	10.0		2	214,581	100.0%	3,096,771	14.43	2
Reckson Plaza, Mitchel Field, NY	100%	Lease	(2083)	28.2		15	1,060,988	98.5%	26,314,843	25.18	46
333 Earle Ovington Boulevard, Mitchel Field, NY	60%	Lease	(2088)	30.6		10	578,129	94.4%	17,676,662	32.38	42
90 Merrick Avenue, Mitchel Field, NY	100%	Lease	(2084)	13.2		9	234,368	92.2%	6,371,791	29.50	30
Total Nassau West Corporate Center				105.5			2,632,012	97.2%	$65,888,806	$25.76	153

Stand-alone Long Island Properties(a)
520 Broadhollow Road, Melville, NY	25%		Fee	7.0		1	87,780	100.0%	$2,137,803	24.35	4
1660 Walt Whitman Road, Melville, NY	25%		Fee	6.5		1	77,872	83.0%	1,349,690	20.88	9
150 Motor Parkway, Hauppauge, NY	25%		Fee	11.3		4	185,333	84.0%	3,947,261	25.36	34
300 Motor Parkway, Hauppauge, NY	25%		Fee	4.2		1	54,284	100.0%	1,213,779	22.36	10
50 Marcus Drive, Melville, NY	25%		Fee	12.9		2	163,762	100.0%	4,335,314	26.47	1
Total Stand-alone Long Island				41.9			569,031	92.5%	$12,983,847	$24.68	58

Tarrytown Corporate Center(a)
505 White Plains Road, Tarrytown, NY	25%		Fee	1.4		2	26,320	100.0%	$565,124	$21.47	24
520 White Plains Road, Tarrytown, NY	100%		Fee(4)	6.8		6	168,297	74.2%	2,775,529	22.23	5
555 White Plains Road, Tarrytown, NY	25%		Fee	4.2		5	121,730	90.4%	2,490,633	22.63	7
560 White Plains Road, Tarrytown, NY	25%		Fee	4.0		6	124,170	92.4%	2,766,041	24.11	20
580 White Plains Road, Tarrytown, NY	25%		Fee	6.1		6	168,719	68.0%	2,665,833	23.24	19
660 White Plains Road, Tarrytown, NY	25%		Fee	10.9		6	253,167	86.0%	5,589,885	25.66	54
Total Tarrytown Corporate Center				33.4			862,403	82.1%	$16,853,045	$23.79	129

Reckson Executive Park
1 International Drive, Ryebrook, NY	100%		Fee	N/A		3	90,000	100.0%	$2,283,750	$25.38	1
2 International Drive, Ryebrook, NY	100%		Fee	N/A		3	90,000	100.0%	2,283,750	25.38	1
3 International Drive, Ryebrook, NY	100%		Fee	N/A		3	91,201	89.3%	1,928,547	23.68	6
4 International Drive, Ryebrook, NY	100%		Fee	N/A		3	87,547	98.4%	2,517,075	29.20	15
5 International Drive, Ryebrook, NY	100%		Fee	N/A		3	90,000	69.8%	1,487,890	23.69	7
6 International Drive, Ryebrook, NY	100%		Fee	N/A		3	95,283	100.0%	2,482,742	26.06	7
Total Reckson Executive Park				44.4			544,031	93.0%	$12,983,754	$25.68	37

Summit at Valhalla
100 Summit Lake Drive, Valhalla, NY	100%		Fee	11.3		4	247,614	87.3%	$5,809,129	$26.88	12
200 Summit Lake Drive, Valhalla, NY	100%		Fee	18.0		4	233,585	99.1%	6,136,140	26.50	13
500 Summit Lake Drive, Valhalla, NY	100%		Fee	29.1		4	227,902	77.1%	4,129,820	23.50	1
Total Summit at Valhalla				58.4			709,101	87.9%	$16,075,088	$25.79	26

Mt. Pleasant Corporate Center
115/117 Stevens Avenue, Mt. Pleasant, NY	100%		Fee	5.0		3	168,415	89.6%	$2,510,297	$16.64	17
Total Mt. Pleasant Corporate Center				5.0			168,415	89.6%	$2,510,297	$16.64	17

Purchase Park(a)
2500 Westchester Avenue, White Plains, NY	100%		Fee	N/A		4	166,571	64.3%	$2,615,234	$24.42	13
2700 Westchester Avenue, White Plains, NY	100%		Fee	N/A		4	115,828	49.7%	1,300,826	22.60	15
Total Purchase Park				24.6			282,399	58.3%	$3,916,060	$23.78	28

Rockledge Center(a)
925 Westchester Avenue, White Plains, NY	100%		Fee	N/A		5	92,207	79.2%	$1,871,522	$25.62	10
1025 Westchester Avenue, White Plains, NY	100%		Fee	N/A		5	89,761	88.5%	1,323,205	16.65	16
Total Rockledge Center				12.0			181,968	83.8%	$3,194,727	$20.95	26

Westchester Corporate Park(a)
105 Corporate Park Drive, White Plains, NY	100%		Fee	10.4	(7)	3	85,845	96.5%	$2,085,467	$25.19	4
106 Corporate Park Drive, White Plains, NY	100%		Fee	20.4	(8)	4	102,599	64.0%	1,317,226	20.05	16
108 Corporate Park Drive, White Plains, NY	100%		Fee	NA	(8)	5	107,179	83.5%	1,979,318	22.12	13
110 Corporate Park Drive, White Plains, NY	100%		Fee	NA	(8)	2	38,827	66.9%	437,720	16.85	9
Total Westchester Corporate Park				30.7			334,450	78.9%	$5,819,731	$22.05	42

White Plains Office Park(a)
701 Westchester Avenue, White Plains, NY	100%		Fee	13.5		3	157,894	91.8%	$3,104,183	$21.42	21
707 Westchester Avenue, White Plains, NY	100%		Fee	21.3	(9)	5	123,822	71.1%	2,157,851	24.53	31
709 Westchester Avenue, White Plains, NY	100%		Fee	NA	(9)	5	121,145	22.8%	698,037	25.30	5
711 Westchester Avenue, White Plains, NY	100%		Fee	10.0		4	117,936	92.3%	2,423,372	22.26	18
777 Westchester Avenue, White Plains, NY	100%		Fee	10.0		5	121,189	84.7%	2,862,723	27.90	9
Total White Plains Office Park				54.8			641,986	73.5%	$11,246,166	$23.82	84

Stand-alone Westchester(a)
J8 100/120 White Plains Road, Tarrytown, NY	51%		Fee	9.7		6	209,812	96.7%	$5,562,739	$27.42	17
80 Grasslands, Elmsford, NY	25%		Fee	4.9		3	87,114	89.4%	1,666,953	21.40	4
Total Stand-alone Westchester				14.6			296,926	94.6%	$7,229,692	$25.75	21

Executive Hill Office Park(a)
100 Executive Drive, West Orange, NJ	25%		Fee	10.1		3	93,865	85.6%	$1,779,435	$22.14	12
200 Executive Drive, West Orange, NJ	25%		Fee	8.2		4	105,649	94.9%	2,194,431	21.89	14
300 Executive Drive, West Orange, NJ	25%		Fee	8.7		4	124,777	61.0%	1,729,518	22.72	13
10 Rooney Circle, West Orange, NJ	25%		Fee	5.2		3	70,716	86.3%	1,265,686	20.73	4
Total Executive Hill Office Park				32.2			395,007	80.4%	$6,969,070	$21.93	43

University Square Princeton(a)
100 Campus Drive, Princeton, NJ	100%	Fee	N/A		1	27,888	85.8%	$482,499	$20.16	1
104 Campus Drive, Princeton, NJ	100%	Fee	N/A		1	70,239	87.0%	1,597,348	26.13	2
115 Campus Drive, Princeton, NJ	100%	Fee	N/A		1	33,600	100.0%	959,973	28.57	1
Total University Square			11.0			131,727	90.1%	$3,039,820	$25.62	4

Short Hills Office Park(a)
101 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	9.0		6	190,071	100.0%	$5,860,439	$30.83	7
103 John F. Kennedy Parkway, Short Hills, NJ	100%	Fee	6.0	(3)	4	123,000	100.0%	4,312,688	35.06	1
51 John F. Kennedy Parkway, Short Hills, NJ	51%	Fee	11.0		5	253,422	100.0%	10,341,670	40.81	25
Total Short Hills Office			26.0			566,493	100.0%	$20,514,796	$36.21	33

Giralda Farms Office Park(a)
1 Giralda Farms, Madison, NJ	100%	Fee	24.4		4	150,000	21.0%	$485,486	$15.42	1
3 Giralda Farms, Madison, NJ	100%	Fee	21		4	141,000	100.0%	4,512,000	32.00	1
7 Giralda Farms, Madison, NJ	100%	Fee	20		3	203,258	100.0%	5,884,360	28.95	4
Total Short Hills Office			65.4			494,258	76.0%	$10,881,846	$28.96	6

Stand-alone New Jersey Properties(a)
99 Cherry Hill Road, Parsippany, NJ	100%	Fee	8.8		3	91,446	84.6%	$1,646,776	$21.29	12
119 Cherry Hill Road, Parsippany, NJ	100%	Fee	9.3		3	95,257	46.4%	888,064	20.10	9
44 Whippany Road, Morristown, NJ	100%	Fee	20		3	215,037	100.0%	3,867,324	17.98	8
72 Eagle Rock, East Hanover, NJ	100%	Fee	10.4		3	144,587	55.6%	1,702,588	21.17	3
3 University Plaza, Hackensack, NJ	100%	Fee	10.6		6	220,911	84.8%	4,050,047	21.62	25
1255 Broad Street, Clifton, NJ	100%	Fee	11.1		2	193,574	100.0%	4,162,629	21.50	5
492 River Road, Nutley, NJ	25%	Fee	17.3		3	130,009	100.0%	2,502,673	19.25	1
Total Stand-alone NJ Properties			87.5			1,090,821	85.1%	$18,820,100	$20.28	63

Stand-alone Connecticut Properties(a)
225 Highridge Road, Stamford, CT	25%	Fee	14.1		3	227,966	97.4%	$4,704,146	$21.19	13
Total - Stand-alone CT Properties			14.1			227,966	97.4%	$4,704,146	$21.19	13

Total Suburban Office Properties			777.1			12,029,969	89.2%	$271,804,648	$25.33	999

		Ownership							Annual
		Interest							Base
		(Ground							Rent	Number
		Lease		Land	Number	Rentable			Per	of
	Percentage	Expiration		Area	of	Square	Percent	Annual Base	Leased	Tenant
	Ownership	Date) (1)		(Acres)	Floors	Feet	Leased	Rent (2)	Square Ft.	Leases
Landmark Square
One Landmark Square, Stamford, CT	100%		Fee	N/A	22	280,636	77.5%	$5,825,500	$26.79	54
Two Landmark Square, Stamford, CT	100%		Fee	N/A	3	36,689	77.0%	489,077	17.31	11
Three Landmark Square, Stamford, CT	100%		Fee	N/A	6	129,245	99.5%	2,952,633	22.96	19
Four Landmark Square, Stamford, CT	100%		Fee	N/A	5	100,028	65.7%	1,801,472	27.40	16
Five Landmark Square, Stamford, CT	100%		Fee	N/A	3	58,000	100.0%	355,550	6.13	15
Six Landmark Square, Stamford, CT	100%		Fee	N/A	8	163,263	74.8%	2,695,722	22.07	7
Total Landmark Square				7.2		767,861	80.8%	$14,119,954	$22.77	122
Stand-alone Connecticut
1055 Washington Boulevard, Stamford, CT	100%	Lease	(2090)	1.5	10	178,597	93.8%	$4,808,911	$28.70	26
680 Washington Boulevard, Stamford, CT	51%		Fee	1.3	11	132,759	94.7%	4,173,864	33.21	9
750 Washington Boulevard, Stamford, CT	51%		Fee	2.4	11	186,148	95.2%	5,234,030	29.54	14
TotalStand-alone Connecticut				5.2		497,504	94.6%	$14,216,804	$30.22	49
Stand-alone Westchester
360 Hamilton Avenue, White Plains, NY	100%		Fee	1.5	12	381,626	94.6%	$10,095,810	$27.96	21
140 Grand Street, White Plains, NY	100%		Fee	2.2	9	124,010	94.5%	3,030,877	25.86	11
TotalStand-alone Westchester				3.7		505,636	94.6%	$13,126,687	$27.45	32
New York City Office Properties
120 West 45th Street, New York, NY	100%		Fee	0.4	40	441,437	100.0%	$21,347,714	$48.36	34
1 Court Square, Long Island City, NY	30%		Fee	1.5	50	1,401,609	100.0%	30,914,408	22.06	1
810 Seventh Avenue, New York, NY	100%		Fee(5)	0.6	41	690,675	100.0%	29,625,599	42.89	42
919 Third Avenue, New York, NY	51%		Fee(6)	1.5	47	1,366,516	100.0%	66,690,624	48.80	20
1185 Avenue of the Americas, New York, NY	100%	Lease	(2043)	1.0	42	1,050,990	100.0%	43,340,105	41.24	29
1350 Avenue of the Americas, New York, NY	100%		Fee	0.6	35	573,591	91.1%	23,828,529	45.58	47
TotalNew York City Office Properties				5.5		5,524,818	99.1%	$215,746,979	$39.41	173
Total CBD Office Properties				21.6		7,295,819	96.5%	$257,210,424	$36.52	376
Total Office Properties				798.7		19,325,788	92.0%	$529,015,072	$29.76	1,375

(a)             Properties sold in conjunction with the Asset Sale.

(1)             Ground lease expirations assume exercise of renewal options by the lessee.

(2)             Represents base rent, net of electric reimbursement and signed leases at December 31, 2006 adjusted for scheduled contractual increases during the 12 months ending December 31, 2007.  Total base rent for these purposes reflects the effect of any lease expirations that occur during the 12 month period ending December 31, 2007.

(3)             Year renovated.

(4)             The actual fee interest in is held by the County of Westchester Industrial Development Agency.  The fee interest in 520 White Plains Road may be acquired if the outstanding principal under certain loan agreements and annual basic installments are prepaid.

(5)             There are air right agreements associated with this property which expire in 2044 and 2048.

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

Flex Properties

As of December 31, 2006, we owned eight flex properties that encompass approximately 863,000 rentable square feet.  As of December 31, 2006, the flex properties were approximately 71.2 % leased to 19 tenants. The following chart shows our flex properties as of December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

		Ownership							Annual
		Interest			Research				Rent	Number
		(Ground Lease	Land	Clearance	and	Rentable		Annual	Per	Of
	Percentage	Expiration	Area	Height	Development	Square	Percent	Base	Leased	Tenants
	Ownership	Date)	(Acres)	(feet)	Finish (1)	Feet	Leased	Rent (2)	Square Ft.	Leases

Islip & Hauppauge Long Island(a)
32 Windsor Pl., Islip, NY	100.0%	Fee	2.5	18	10%	43,000	0.0%	$0	NA	0
Islip Long Island Total			2.5			43,000	0.0%	$0	NA	0

Western Morris and South Plainfield(a)
100 Forge Way, Rockaway, NJ	100.0%	Fee	3.5	24	46%	20,150	56.8%	$79,639	$6.96	5
200 Forge Way, Rockaway, NJ	100.0%	Fee	12.7	28	53%	72,118	100.0%	$504,080	$6.99	2
300 Forge Way, Rockaway, NJ	100.0%	Fee	4.2	24	63%	24,200	50.4%	$110,058	$9.02	2
400 Forge Way, Rockaway, NJ	100.0%	Fee	12.8	28	20%	73,000	67.1%	$375,798	$7.67	2
40 Cragwood Road, South Plainfield, NJ	100.0%	Fee	13.5	16	30%	130,793	74.8%	$1,407,303	$14.38	4
W. Morris S. Plainfield Total			46.7			320,261	75.8%	$2,476,878	$10.21	15

Elmsford Westchester(a)
100 Grasslands Road, Elmsford, NY	25.0%	Fee	3.6	16	100%	47,720	100.0%	$996,218	$20.88	2
Elmsford Westchester Total			3.6			47,720	100.0%	$996,218	$20.88	2

Shelton Connecticut(a)
710 Bridgeport, Shelton, CT	25.0%	Fee	36.1	22	100%	452,411	71.7%	$3,110,796	$9.58	2
Shelton Connecticut Total			36.1			452,411	71.7%	$3,110,796	$9.58	2

			88.9			863,392	71.2%	$6,583,892	$10.71	19

(1)    Calculated as the difference from the lowest beam to floor.

(2)    Represents base rent, net of electric reimbursement and signed leases at December 31, 2006 adjusted for scheduled contractual increases during the 12 months ending December 31, 2007.  Total base rent for these purposes reflects the effect of any lease expirations that occur during the 12-month period ending December 31, 2007. Amounts included in rental revenue for financial reporting purposes have been determined on a straight-line basis rather than on the basis of contractual rent as set forth in the foregoing table.

(a)    Properties sold in conjunction with the Asset Sale.

Developments in Progress and Land Holdings

As of December 31, 2006, we had invested approximately $133.9 million in developments in progress and approximately $128.5 million relating to 11 parcels of land on which we can, based on estimates as of December 31, 2006, develop approximately 3.1 million square feet of office space. Management as of December 31, 2006 made subjective assessments as to the value and recoverability of these investments based on current and proposed development plans, market comparable land values and alternative use values.

The following table sets forth our projects under development or repositioning, projects in planning and land holdings at December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise:

Projects under Development or Repositioning (square footage):

68 South Service Road, Melville (a)	305,000
7 Landmark Square, Stamford, CT	37,000
1 Giralda Farms, Madison, NJ (a)	150,000
University Square, Princeton, NJ (a)	313,000
103 Corporate Park Drive, White Plains, NY (a)	67,207

Total Projects under Development or Repositioning	872,207

Projects in Planning (square footage):

Reckson Executive Park — Building 7, Ryebrook, NY	315,000
Giralda Farms, Madison Township, NJ (a)	448,000
Giralda Farms, Chatham Township, NJ (a)	125,000
600 Summit Lake Drive, Valhalla, NY	225,000

Total Projects in Planning	1,113,000

Land Holdings (acres):

Eagle Rock III, East Hanover, NJ (a)	15.2
East Patchogue, NY (a)	25.2
Giralda Farms, Chatham Township, NJ (a)	111.6
Valhalla, NY	39.5

Total Land Holdings	191.5

(a)    Properties sold in conjunction with the Asset Sale.

Historical Non-Incremental Revenue-Generating Capital Expenditures, Tenant Improvement Costs and Leasing Commissions

The following table sets forth annual and per square foot non-incremental revenue-generating capital expenditures in which we paid or accrued, during the respective periods, to retain revenues attributable to existing leased space (at 100% of cost) for the years ended 2002 through 2006 for our office and industrial / flex properties, other than One Orlando Centre in Orlando, Florida which was sold on March 7, 2006 and this information does not take into account the sale of certain of our properties in the Asset Sale or otherwise:

							Average
	2002	2003		2004	2005		2002-2005	2006
Suburban Markets - Office Properties

Total	$5,283,674	$6,791,336		$7,034,054	$8,402,935		$6,878,000	$10,318,500	(4)

Per Square Foot	$0.53	$0.67		$0.69	$0.78	(2)	$0.67	$0.92

NYC Office Properties

Total	$1,939,111	$1,922,209		$2,515,730	$2,017,360		$2,098,603	$2,891,872

Per Square Foot	$0.56	$0.55		$0.56	$0.42	(3)	$0.52	$0.70

Industrial / Flex Properties

Total	$1,881,627	$1,218,401	(1)	$207,028	$38,723		$836,445	$80,539

Per Square Foot	$0.28	$0.23		$0.23	$0.05		$0.20	$0.22

(1)             Excludes non-incremental capital expenditures of $435,140 incurred during the fourth quarter 2003 for the industrial / flex properties which were sold during the period.

(2)             Per square foot calculations for suburban markets — office properties exclude 68 South Service Road and the Eastridge Portfolio.

(3)             Per square foot calculations for NYC office properties exclude One Court Square, a 1,401,609 square foot, triple net leased building.

(4)             Per square foot calculations for suburban properties exclude 68 South Service Road.

The following table sets forth annual and per square foot non-incremental revenue-generating tenant improvement costs and leasing commissions (at 100% of cost) which we committed to perform, during the respective periods, to retain revenues attributable to existing leased space for the years 2002 through 2006 for our consolidated office and industrial / flex properties, other than One Orlando Centre in Orlando, Florida which was sold on March 7, 2006. The following information does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

	2002		2003		2004		2005		Average 2002-2005	2006		New		Renewal
Long Island Office Properties
Tenant Improvements	$1,917,466		$3,774,722		$4,856,604		$4,768,833		$3,829,406	$4,901,083		$1,981,677		$2,919,406
Per Square Foot Improved	$7.81		$7.05		$8.78		$11.25		$8.72	$17.17		$19.29		$15.98
Leasing Commissions	$1,026,970		$2,623,245		$2,345,325		$1,546,354		$1,885,474	$2,024,120		$577,357		$1,446,763
Per Square Foot Leased	$4.18		$4.90		$4.24		$3.65		$4.24	$7.09		$5.62		$7.92
Total Per Square Foot	$11.99		$11.95		$13.02		$14.90		$12.96	$24.26		$24.91		$23.90

Westchester Office Properties
Tenant Improvements	$6,391,589	(1)	$3,732,370		$6,323,134		$5,296,662		$5,435,939	$8,234,810		$3,745,864		$4,488,946
Per Square Foot Improved	$15.05		$15.98		$11.95		$12.37		$13.84	$13.63		$24.68		$9.92
Leasing Commissions	$1,975,850	(1)	$917,487		$2,671,548		$1,923,552		$1,872,109	$2,348,231		$968,191		$1,380,040
Per Square Foot Leased	$4.65		$3.93		$5.05		$4.49		$4.53	$3.89		$6.38		$3.05
Total Per Square Foot	$19.70		$19.91		$17.00		$16.86		$18.37	$17.52		$31.06		$12.97

Connecticut Office Properties
Tenant Improvements	$491,435		$588,087		$3,051,833		$3,895,369		$2,006,681	$4,275,466		$3,631,067		$644,399
Per Square Foot Improved	$3.81		$8.44		$12.71		$11.86		$9.20	$18.03		$28.72		$5.82
Leasing Commissions	$307,023		$511,360		$1,493,664		$1,819,504		$1,032,888	$1,607,968		$1,432,216		$175,752
Per Square Foot Leased	$2.38		$7.34		$6.22		$5.54		$5.37	$6.78		$11.33		$1.59
Total Per Square Foot	$6.19		$15.78		$18.93		$17.40		$14.57	$24.81		$40.05		$7.41

New Jersey Office Properties
Tenant Improvements	$2,842,521		$4,327,295		$1,379,362		$2,421,779		$2,742,739	$8,923,119	(6)	$7,946,310	(6)	$976,809
Per Square Foot Improved	$10.76		$11.57		$7.12		$15.49		$11.24	$19.35		$24.34		$7.25
Leasing Commissions	$1,037,012		$1,892,635		$832,658		$1,394,470		$1,289,194	$4,290,125	(6)	$3,155,907	(6)	$1,134,218
Per Square Foot Leased	$3.92		$5.06		$4.30		$8.92		$5.55	$9.30		$9.67		$8.42
Total Per Square Foot	$14.68		$16.63		$11.42		$24.41		$16.79	$28.65		$34.01		$15.67

Total Suburban Markets - Office Properties
Tenant Improvements	$11,643,011		$12,422,474		$15,610,933		$16,382,643		$14,014,765	$26,334,478		$17,304,917		$9,029,560
Per Square Foot Improved	$10.95		$10.24		$10.30		$12.25		$10.94	$16.58		$24.46		$10.25
Leasing Commissions	$4,346,855		$5,944,728		$7,343,194		$6,683,880		$6,079,664	$10,270,444		$6,133,671		$4,136,773
Per Square Foot Leased	$4.09		$4.90		$4.84		$5.00		$4.71	$6.47		$8.67		$4.70
Total Per Square Foot	$15.04		$15.14		$15.14		$17.25		$15.65	$23.04		$33.14		$14.95

New York City Office Properties
Tenant Improvements	$4,350,106		$5,810,017	(2)(3)	$9,809,822	(3)(4)	$10,648,442	(2)	$7,654,597	$6,195,667	(5)	$6,168,931	(5)	$26,736
Per Square Foot Improved	$18.39		$32.84		$23.21		$28.20		$25.66	$41.65		$44.95		$2.32
Leasing Commissions	$2,019,837		$2,950,330	(2)(3)	$3,041,141	(4)	$4,418,706	(2)	$3,107,504	$2,681,908	(5)	$2,633,439	(5)	$48,469
Per Square Foot Leased	$8.54		$16.68		$7.19		$11.70		$11.03	$18.03		$19.19		$4.20
Total Per Square Foot	$26.93		$49.52		$30.40		$39.90		$36.69	$59.68		$64.14		$6.52

Industrial / Flex Properties
Tenant Improvements	$1,850,812		$1,249,200		$310,522		$112,781		$880,829	$252,550		$2,300		$250,250
Per Square Foot Improved	$1.97		$2.42		$2.27		$2.46		$2.28	$8.47		$1.00		$9.10
Leasing Commissions	$890,688		$574,256		$508,198		$65,740		$509,720	$81,713		$4,025		$77,688
Per Square Foot Leased	$0.95		$1.11		$3.71		$1.43		$1.80	$2.74		$1.75		$2.83
Total Per Square Foot	$2.92		$3.53		$5.98		$3.89		$4.08	$11.21		$2.75		$11.93

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

(5)             Excludes 133,727 square foot lease to National Hockey League at 1185 Avenue of the Americas. Tenant allowance was granted in the form of a rent concession for the deal. Also excludes leasing costs associated with a 6,712 square foot retail lease to National Hockey League at 1185 Avenue of the Americas.

(6)             Includes tenant improvements and leasing costs of $4.9 and $1.2 million respectively for a 141,000 square foot lease to Quest Diagnostics at 3 Giralda Farms, Madison, NJ. We received a $10.MM termination fee from Daiichi during the second quarter 2006 for these and other tenant related costs.

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

The following table sets forth the components of our paid or accrued non-incremental and incremental revenue-generating capital expenditures, tenant improvements and leasing costs for the years ended December 31, 2006 and 2005 as reported on our Statements of Cash Flows — Investment Activities contained in our consolidated financial statements (in thousands). The following information does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

	Year ended December 31,
	2006	2005
Capital expenditures:
Non-incremental	$13,291	$11,028
Incremental	12,868	10,350
Tenant improvements:
Non-incremental	23,352	40,192
Incremental	21,074	19,865
Additions to commercial real estate properties	$70,585	$81,435

Leasing costs:
Non-incremental	$15,855	$14,379
Incremental	7,823	6,165
Payment of deferred leasing costs	$23,678	$20,544

Acquisitions of real property and development costs	$66,498	$1,074,405

The following table sets forth our schedule of top 25 tenants based on base rental revenue as of December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

Tenant Name (1) (2) (3)	Weighted Average Term Remaining (years)	Total Square Feet	Percent of Pro-Rata Share of Annualized Base Rental Revenue

* Citigroup / Citibank (**)	12.1	1,988,257	5.4%
* Debevoise & Plimpton	15.3	586,528	3.8%
D.E. Shaw	7.3	192,837	2.3%
Amerada Hess Corporation	15.3	180,822	2.0%
King & Spalding	7.4	144,488	1.7%
* MCI (a)	4.1	240,065	1.6%
* Schulte Roth & Zabel	14.2	279,746	1.6%
* American Express (a)	7.6	125,305	1.5%
County of Nassau (a)	15.1	219,066	1.4%
* Bank of America / Fleet Bank (a)	4.8	187,789	1.4%
* Verizon Communications Inc.(a)	4.7	238,461	1.2%
* Fuji Photo Film USA	5.9	194,984	1.2%
Quest Diagnostics(a)	11.0	141,000	1.1%
Dun & Bradstreet Corp.(a)	6.0	123,000	1.0%
Hoffmann-La Roche Inc. (a)	4.3	193,574	1.0%
Westdeutsche Landesbank	9.6	53,000	0.9%
* Banque Nationale De Paris	9.8	145,834	0.8%
North Fork Bank (a)	12.3	126,770	0.8%
Washington Mutual(a)	0.4	127,465	0.8%
* JP Morgan Chase(a)	5.2	88,060	0.8%
* HQ Global(a)	4.3	193,414	0.8%
Practicing Law Institute	7.4	77,500	0.8%
Maersk Inc.	9.1	115,316	0.8%
* Vytra Healthcare	7.2	141,260	0.7%
National Health Lab Inc.(a)	0.7	108,000	0.7%

(1)             Ranked by pro-rata share of annualized base rental revenue adjusted for pro rata share of joint venture interest.

(2)             Excludes One Orlando Centre in Orlando, Florida which was sold on March 7, 2006.

(3)             Total square footage is based on currently leased space and excludes expansions or leases with future start dates.

*                    Part or all of space occupied by tenant is in a joint venture building.

**             All or a portion of associated tenant space in building were sold as part of the Asset Sale.

The following table sets forth our lease expiration table, as adjusted for pre-leased space and inclusive of joint venture interests, at January 1, 2007 for our total portfolio of properties, our office portfolio and our flex portfolio and does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

Total Portfolio

	Number of	Square	Percentage of Total	Cumulative
Year of	Leases	Feet	Portfolio	Percentage of Total
Expiration	Expiring	Expiring	Square Footage	Portfolio Square Footage
2007	187	1,497,599	7.4%	7.4%
2008	182	1,338,928	6.6%	14.0%
2009	160	1,389,398	6.9%	20.9%
2010	189	2,176,804	10.8%	31.7%
2011	191	2,139,444	10.6%	42.3%
2012 and thereafter	421	9,843,127	48.8%	91.1%
Total/Weighted Average	1,330	18,385,300	91.1%
Total Portfolio Square Feet		20,189,180

Office Portfolio

	Number of	Square	Percentage of Total	Cumulative
Year of	Leases	Feet	Office	Percentage of Total
Expiration	Expiring	Expiring	Square Footage	Portfolio Square Footage
2007	183	1,436,518	7.4%	7.4%
2008	180	1,306,685	6.8%	14.2%
2009	159	1,344,417	7.0%	21.2%
2010	186	1,921,108	9.9%	31.1%
2011	185	2,063,435	10.7%	41.8%
2012 and thereafter	417	9,698,190	50.2%	92.0%
Total/Weighted Average	1,310	17,770,353	92.0%
Total Office Portfolio Square Feet		19,325,788

Flex Portfolio

	Number of	Square		Cumulative
Year of	Leases	Feet	Percentage of Total	Percentage of Total
Expiration	Expiring	Expiring	Flex Square Footage	Portfolio Square Footage
2007	4	61,081	7.1%	7.1%
2008	2	32,243	3.7%	10.8%
2009	1	44,981	5.2%	16.0%
2010	3	255,696	29.6%	45.6%
2011	6	76,009	8.8%	54.4%
2012 and thereafter	4	144,937	16.8%	71.2%
Total/Weighted Average	20	614,947	71.2%
Total Flex Portfolio Square Feet		863,392

Mortgage Indebtedness

The following table sets forth certain information regarding our mortgage debt at December 31, 2006:

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)
		(in thousands)

100 Summit Lake Drive, Valhalla, NY	(e)	$12,788	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(a)(f)	49,377	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(b)(f)	75,913	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(b)(f)	14,774	7.73%	August, 2009	25
90 Merrick Avenue, Merrick, NY	(b)(f)	18,123	7.73%	August, 2009	25
919 Third Avenue, NY, NY	(c)	235,113	6.87%	August, 2011	30
711 Westchester Avenue, White Plains, NY	(f)	12,525	5.36%	January, 2015	30

Total / Weighted average		$418,613	7.2%

(a)	At December 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.6 million.
(b)	These mortgages are cross-collateralized.
(c)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $119.9 million.
(d)	This mortgage note was interest only through January 2007 and then amortizes over a 30-year period.
(e)	The Company anticipates satisfying the note at maturity by repaying the outstanding balance with cash-on-hand.
(f)	These mortgages were satisfied or assigned in connection with the SL Green Merger and the Asset Sale.

ITEM 3.           LEGAL PROCEEDINGS

Since August 4, 2006, six purported class action lawsuits have been filed by alleged Reckson stockholders in Maryland state and New York state courts, seeking to enjoin the SL Green Merger and acquisition by New Venture MRE, LLC (the “Asset Purchasing Venture,” an entity of which Scott Rechler, Michael Maturo, Jason Barnett and Marathon Asset Management, LLC (“Marathon”) are members) of certain assets of Reckson:  Sheldon Pittleman v. Reckson Associates Realty Corp. et al., No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City); John Borsch v. Scott H. Rechler et al., No. 24-C-06-006451 (Circuit Court of Maryland, Baltimore City); Mary Teitelbaum v. Reckson Associates Realty Corp. et al., No. 24-C-06-006937 (Circuit Court of Maryland, Baltimore City); Robert Lowinger v. Reckson Association Realty Corp. et al., No. 06-012524 (Supreme Court of the State of New York, Nassau County); Lawrence Lighter v. Scott H. Rechler et al., No. 06-CV-012738 (Supreme Court of the State of New York, Nassau County); and Pauline Phillips v. Scott H. Rechler et al., No. 06-12871 (Supreme Court of the State of New York, Nassau County).  (As noted below, the Lighter action has since been re-filed in the Circuit Court of Maryland, Baltimore City.)  The lawsuits also seek damages, attorneys’ fees and costs. The plaintiffs in these lawsuits allege that the Asset Purchasing Venture obtained SL Green’s agreement to sell Reckson assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Reckson board’s approval of allegedly inadequate merger consideration. The plaintiffs assert claims of breach of fiduciary duty against Reckson and its directors, and, in the case of the Lowinger, Pittleman and Teitelbaum lawsuits, claims of aiding and abetting breach of fiduciary duty against SL Green.

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

On September 6, 2006, the Maryland court consolidated the three actions pending before it under the caption In re Reckson Realty Corp. Shareholders’ Litigation, Consol. Case No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City). On September 8, 2006, the Maryland court ordered the parties to begin expedited discovery, which is now underway.  On September 22, 2006, the plaintiffs in the Maryland consolidated action filed an amended complaint. In addition to the claims asserted in the three original Maryland complaints, the amended consolidated complaint asserts that Reckson and its directors breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended consolidated complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the auction process that led to the proposed SL Green Merger, the reasons why the Reckson directors believed the proposed SL Green Merger was more favorable than other strategic alternatives for Reckson, the termination fee, the acquisition by the Asset Purchasing Venture of certain assets of Reckson, the assumptions employed by Goldman, Sachs & Co. (“Goldman Sachs”) and Greenhill & Co., LLC in rendering their respective fairness opinions, the terms of the retention agreement with Goldman Sachs, and Goldman Sachs’ prior relationships with Reckson or SL Green.

On October 3, 2006, the plaintiff in the Lighter action withdrew his lawsuit in the New York state court, and re-filed it in the Maryland Circuit Court for Baltimore City under Case No. 24-C-06-007940.

On October 6, 2006 an amended complaint was filed in the Lowinger action in New York state court. In addition to the defendants named and claims asserted in the original Lowinger complaint, the amended complaint names Jason Barnett (who was the Corporation’s Senior Executive Vice President, General Counsel and Secretary), Marathon and the Asset Purchasing Venture as additional defendants. The amended complaint also asserts claims for breach of fiduciary duty against Mr. Barnett, and claims for aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture. The amended complaint also asserts that Reckson, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of Reckson, the value of Reckson’s Long Island assets, the expected future value of the SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors.  On October 24, 2006, the New York state court denied defendants’ motion to dismiss or stay the Lowinger action and also denied the plaintiff’s motion for expedited discovery.  On October 31, 2006, defendants removed the Lowinger action to the United States District Court for the Eastern District of New York.  On November 10, 2006, the plaintiff in the Lowinger action voluntarily dismissed that action.

On November 3, 2006, the plaintiff in the Phillips action pending in New York state court moved for a preliminary injunction, seeking to block the proposed SL Green Merger and the shareholder vote thereon and to require Reckson to conduct an additional auction process for the assets to be acquired by the Asset Purchasing Venture.  On November 6, 2006, defendants removed the Phillips action to the United States District Court for the Eastern District of New York.  On November 15, 2006, the Phillips action was remanded to the New York state court.  After defendants subsequently filed their papers in opposition to plaintiff’s motion for a preliminary injunction in the Phillips action, the plaintiff in the Phillips action agreed to withdraw her preliminary injunction motion without prejudice.

On November 20, 2006, the New York state court held a conference in the Phillips action, and adjourned any further proceedings to November 27, 2006.  On November 27, 2006, the New York state court held a conference in the Phillips action, and adjourned any further proceedings to December 5, 2006.  On December 5, 2006, the New York state court held a status conference in the Phillips action.

On December 6, 2006, Reckson and SL Green announced that they had reached an agreement in principle with the plaintiffs to settle the pending class action lawsuits relating to the SL Green Merger.  The settlement, which is subject to documentation and court approval, provides (1) for certain contingent profit sharing participation for Reckson shareholders relating to specified assets, (2) that if the merger closes on or before December 31, 2006, the Reckson shareholders will receive the full fourth quarter dividend, (3) for potential payments to Reckson shareholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain long island industrial properties in a prior transaction, and (4) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

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

None.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common equity. As of March 30, 2007, there were two holders of our common equity, both of which are subsidiaries of SL Green.

COMMON UNITS

The following table sets forth for the periods indicated, the distributions declared by the Operating Partnership for each respective quarter ended.  LTIP Units receive the same quarterly distributions as Class A OP Units.

	Class A	Class C
	Distribution	Distribution
March 31, 2005	$0.4246	$0.4664
June 30, 2005	$0.4246	$0.4664
September 30, 2005	$0.4246	$0.4664
December 31, 2005	$0.4246	$0.4664

March 31, 2006	$0.4246	$0.4664
June 30, 2006	$0.4246	$0.4664
September 30, 2006	$0.4246	$0.4664
December 31, 2006	$0.4246	$0.4664

Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any OP Units in the three months ended December 31, 2006 that were not registered under the Securities Act of 1933, as amended.

During the three months ended December 31, 2006, 171,643 of our OP Units were exchanged for approximately $7.7 million.  In addition, 198,481 OP Units and 274,850 Class C OP Units were exchanged for an equal number of shares of the Company’s common stock.

ITEM 6.                              SELECTED FINANCIAL DATA (in thousands except per unit data and property count)

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  In compliance with SFAS No. 144, we have reported revenues and expenses from those properties as discontinued operations, net of minority interests, for each period presented in our Annual Report on Form 10-K.  This reclassification has no effect on our reported net income (loss).

	For the year ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Total revenues	$599,503	$572,053	$512,424	$434,866	$420,535
Total expenses	618,620	516,732	440,506	387,501	350,628
Income (loss) before minority interests, preferred distributions, valuation reserves, equity in earnings of real estate joint ventures, gains on sales of real estate and discontinued operations	(19,117)	55,321	71,918	47,365	69,907
Minority interests	(13,690)	(16,698)	(18,507)	(16,857)	(17,653)
Preferred distributions		—	12,777	22,360	23,123
Redemption charges on Series A preferred units		—	15,812	—	—
Equity in earnings of real estate joint ventures and service companies	3,681	1,371	603	30	1,113
Gains on sales of real estate	63,640	92,130	—	—	537
Discontinued operations (net of minority interests):
Income from discontinued operations	1,522	7,929	6,834	21,397	25,539
Gains on sales of real estate	9,439	63,039	12,424	126,789	4,895
Net income allocable to common unitholders	$45,475	$203,092	$44,683	$156,364	$61,215

Per Unit Data:
Net income (loss) per weighted average common unit:
Basic net income (loss)	$(.34)	$.48	$.35	$.10	$.42
Gain on sales of real estate	.74	1.08	—	—	.01
Discontinued operations	.13	.84	.27	2.37	.42
Class A common unit	$.53	$2.40	$.62	$2.47	$.85

Basic net income (loss)	$—	$—	$—	$.30	$.64
Gain on sales of real estate	—	—	—	—	.01
Discontinued operations	—	—	—	1.64	.63
Class B common unit	—	$—	$—	$1.94	$1.28

Basic net income (loss)	$(.80)	$.52	$.40	$.01	$—
Gain on sales of real estate	2.02	1.19	—	—	—
Discontinued operations	.20	.92	.30	5.73	—
Class C common unit	$1.42	$2.63	$.70	$5.74	$—

Weighted average common units outstanding:
Class A common units	84,870	84,100	71,964	55,786	57,059
Class B common units	—	—	—	8,910	10,122
Class C common units	340	466	466	188	—

Cash distributions declared per unit:
Class A common units	$1.70	$1.70	$1.70	$1.70	$1.70
Class B common units	—	$—	$—	$2.12	$2.59
Class C common units	$1.87	$1.87	$1.87	$.28	$—

	As of or for the year ended December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data (period end):

Commercial real estate properties, before accumulated depreciation (1)	$3,649,874	$3,476,415	$2,759,972	$2,258,805	$2,187,125
Cash and cash equivalents	71,174	17,468	25,137	23,013	30,576
Total assets	3,746,831	3,816,459	3,171,366	2,750,680	2,912,052
Mortgage notes payable (1)	418,613	541,382	576,719	641,718	652,681
Unsecured credit facility	269,000	419,000	235,500	169,000	267,000
Senior unsecured notes	1,255,187	980,085	697,974	499,445	499,305
Market value of equity (2)	3,916,905,607	3,060,612	2,763,734	1,792,895	1,681,372
Total market capitalization including debt (2 and 3)	5,912,960,585	5,106,303	4,175,060	3,050,142	3,052,818

Other Data:
Total square feet (at end of period) (4)	20,819	20,337	15,922	14,733	20,284
Number of properties (at end of period) (4)	100	103	87	89	178

(1)             Excludes book value of real estate properties, before accumulated depreciation and mortgage notes payable related to properties classified as held for sale.

(2)             Based on the market value of our common units and the stated value of our preferred units outstanding at the end of the period.

(3)             Debt amount is net of minority partners’ interests’ share of consolidated joint venture debt and including our share of unconsolidated joint venture debt.

(4)             Excludes properties under development and 800 North Magnolia Avenue, a 354,000 square foot non-core office building located in Orlando, Florida. This property was sold on March 7, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of Reckson Operating Partnership, L.P. (the “Operating Partnership”) and related notes thereto.

Critical Accounting Policies

The consolidated financial statements of the Operating Partnership include accounts of the Operating Partnership and all majority-owned and controlled subsidiaries.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Operating Partnership’s consolidated financial statements and related notes.  In preparing these financial statements, management, as of December 31, 2006, has utilized information available including its past history, industry standards and the then current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize.  However, application of the critical accounting policies below, which were our critical accounting policies as of December 31, 2006, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  In addition, other companies may utilize different estimates, which may impact comparability of the Operating Partnership’s results of operations to those of companies in similar businesses.  In January 2007, we were acquired by SL Green.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in SL Green’s Annual Report on Form 10-K for a description of SLGreen’s critical accounting policies which we will follow for our 2007 fiscal year.

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

We incurred approximately $922,000, $3.0 million and $831,000 of bad debt expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

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

Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. used the percentage-of-completion method for recording amounts earned on their contracts.  This method records amounts earned as revenue in the proportion that actual costs incurred to date bear to the estimate of total costs at contract completion.

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

On July 1, 2001 and January 1, 2002, we adopted FASB Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles,” respectively.  As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income,” (“Statement 130”) which establishes standards for reporting comprehensive income and its components in the financial statements.  The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equityholders lack adequate decision making ability.  All VIEs with which we are involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE.  The primary beneficiary is required to consolidate the VIE for financial reporting purposes.  The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date  of a triggering event, as defined.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities.  We adopted FIN 46R during the period ended March 31, 2004 and had determined that our consolidated and unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation.  We will continue to monitor any changes in circumstances relating to certain of its consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2006 and 2005 to be approximately $175.0 million and $153.2 million, respectively. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on our consolidated balance sheets, was approximately $134.3 million and $109.2 million at December 31, 2006 and 2005, respectively.

Current pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  Statement No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Statement No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.  Statement No. 157 is effective in fiscal years beginning after November 15, 2007.  Our management, as of December 31, 2006, believed that the adoption of this standard on January 1, 2008 would not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which became effective on January 1, 2007. SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Our management, as of December 31, 2006, believed that the adoption of this standard on January 1, 2007 would not have a material effect on our consolidated financial statements.

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

Overview and Background

The Operating Partnership commenced operations on June 2, 1995.  As of December 31, 2006, Reckson Associates Realty Corp. (the “Company”), which served as the sole general partner of the Operating Partnership, was a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities (“Reckson”).  Following the SL Green Merger, the Operating Partnership and the successor to the Company are wholly-owned subsidiaries of SL Green.  Unless the context requires otherwise, the terms “Company,” “we,” “us,” “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and their wholly-owned subsidiaries.

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

As of December 31, 2006, the Operating Partnership was engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owned land for future development  located in New York City and the surrounding tri-state area markets (the “New York Tri-State Markets”).

In connection with the Company’s IPO, we were granted an option to acquire the property located at 225 Broadhollow Road (the “225 Property”) which were owned by certain Rechler family members including Scott H. Rechler, our CEO, at December 31, 2006, at a price based upon an agreed upon formula.  Reckson Management Group, Inc. (“RMG”) was  obligated to the owner of the 225 Property under an operating lease through November 2006 at an annual base rent of approximately $809,000. The lease was for approximately 26,000 square feet of office space and was used as our corporate headquarters. In August 2006 we relocated our corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Property.  Such expenditure was approved by the independent members of the Company’s Board of Directors.  RMG leased, as of December 31, 2006, 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000.  In addition, commencing April 1, 2004, RCD leased approximately 17,000 square feet of space at the 225 Property at an annual base rent of approximately $507,000, which terminated on September 30, 2006.  RCD had sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.  RCD also relocated to Reckson Plaza in August 2006.

During November 2005 we purchased 11 pieces of art which have historically been on display in certain of our buildings for approximately $170,000 from an entity owned by certain members of the Rechler family. The purchase prices were reviewed by an independent art dealer and approved by the independent directors.

As of December 31, 2006 we owned and operated 100 properties (inclusive of thirty office properties owned through joint ventures) in the Tri-State Area Central Business District (“CBD”) and suburban markets, encompassing approximately 20.2 million rentable square feet, all of which are managed by us.  The properties include 17 Class A CBD office properties encompassing approximately 7.3 million rentable square feet.  The CBD office properties consist of six properties located in New York City, nine properties located in Stamford, CT and two properties located in White Plains, NY.  The CBD office properties comprised 55.0% of our net operating income (property operating revenues less property operating expenses) for the three months ended December 31, 2006.  These properties also include 75 Class A suburban office properties encompassing approximately 12.0 million rentable square feet, of which 60 of these properties, or 81.2% as measured by square footage, are located within our 15 office parks.

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

We also owned certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”).  During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our then existing three building office park located in Princeton, NJ. One of our Development Parcels, aggregating approximately 4.1 acres was sold in September 2006 for aggregate consideration of $2.0 million.  As a result, we recognized a gain on sale of real estate of approximately $757,000.  Excluding the foregoing, at December 31, 2006 our inventory of Development Parcels aggregated approximately 309 acres of land in 11 separate parcels in which we had invested approximately $128.5 million.

Management, as of December 31, 2006, made subjective assessments as to the value and recoverability of our investments in the Development Parcels based on then current and then proposed development plans, market comparable land values and alternative use values. We are currently evaluating alternative land uses for certain of the remaining Development Parcels. These alternatives may include rezoning certain Development Parcels from commercial to residential for potential disposition.

Results of Operations

The following table is a comparison of the results of operations for the year ended December 31, 2006 to the year ended December 31, 2005 (in 000’s):

	Year ended December 31,
			Change
	2006	2005	Dollars	Percent

Property Operating Revenues:
Base rents	$477,016	$468,034	$8,982	1.9%
Tenant escalations and reimbursements	79,527	78,114	1,413	1.8%

Total property operating revenues	$556,543	$546,148	$10,395	1.9%

Property Operating Expenses:
Operating expenses	$152,320	$131,289	$21,031	16.0%
Real estate taxes	98,358	87,752	10,606	12.1%

Total property operating expenses	$250,678	$219,041	$31,637	14.4%

Other Income	$106,600	$118,035	$(11,435)	(9.69)%

Other Expenses:
Interest:
Expense	$109,018	$110,891	$(1,873)	(1.7)%
Amortization of deferred financing costs	4,312	4,166	146	3.5%
Marketing, general and administrative	52,593	32,438	20,155	62.1%
Long term incentive compensation expense	10,169	23,534	(13,365)	(56.8)%

Total other expenses	$176,092	$171,029	$5,063	3.0%

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”) increased by $10.4 million, or 1.9%, for the year ended December 31, 2006 as compared to the 2005 period. The increase is a result of a $65.0 million increase in Property Operating Revenues from the acquisition of the “Eastridge Portfolio” which consists of thirteen suburban office properties, containing approximately 2.4 million square feet which were acquired in the fourth quarter of 2005, and $7.2 million attributable to straight-line rental revenue increases in our same-store properties. In addition, during the 2006 period we earned approximately $12.7 million in lease termination fee revenue as opposed to $3.0 million earned during the 2005 period. These aggregate increases of approximately $81.9 million were offset by a $71.5 million decrease in Property Operating Revenues from the sale of the Tranche I Properties in September 2005, 100 Wall Street in December 2005, the Tranche II Properties in January 2006, the Tranche III Properties in October 2006 and One Orlando Center in March 2006.

Our property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $31.6 million, or 14.4%, for the year ended December 31, 2006 as compared to the 2005 period. The increase is a result of a $22.8 million increase in operating expenses and real estate taxes from the acquisition of the aforementioned suburban office properties which were acquired in the fourth quarter of 2005 and a $14.4 million increase in operating expenses and real estate taxes in our same-store properties. These aggregate increases of approximately $37.1 million were offset by a $5.4 million decrease in Property Expenses from the aforementioned property sales. The increase in real estate taxes is attributable to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the recent increases in energy costs and a reset of the ground rent at one of our New York City assets.

Gross operating margins (defined as Property Operating Revenues less Property Expenses, taken as a percentage of Property Operating Revenues) for 2006 and 2005 were 55.0% and 59.9%, respectively. The decrease in our gross margins reflects the performance of the Eastridge Portfolio which was acquired with below market occupancy levels. The addition of these properties resulted in a decrease in occupancy for our portfolio. In addition, we have experienced increases in real estate taxes and operating costs in our core portfolio, particularly energy costs, which were not entirely billable to our tenants.

Other income, consisting of gains on sales of real estate, interest income on notes receivable, investment income and other decreased by $11.4 million for the year ended December 31, 2006 as compared to the 2005 period. This decrease is primarily attributable to gains on sales of real estate recognized in the 2005 period of $92.1 million from the sales of 17 of our suburban office properties to the RAOC JV ($86.7 million) and the sale of a 70% interest in One Court Square to the Court Square JV ($5.4 million) as compared to $63.6 million from the sales of 8 of our suburban office properties to the RAOC JV during the year ended December 31, 2006.  This decrease was offset by an increase in Interest and Investment income of $17.0 million for the year ended December 31, 2006 as compared to 2005.

Interest expense incurred decreased by approximately $1.9 million for the year ended December 31, 2006 as compared to the 2005 period. The net decrease in interest expense is a result of a decrease of approximately $13.4 million in mortgage interest expense resulting from a decrease in mortgage notes payable of $206.5 million, a decrease of $4.9 million of interest expense incurred under our unsecured Credit Facility resulting from lower average outstanding balances and an increase of capitalized interest of $1.1 million due to increased development activities. In addition, other interest expense decreased by approximately $819,000. These aggregate decreases of $20.2 million were off-set by an increase in interest expense incurred on our Senior Unsecured Notes of $18.3 million resulting from the issuance of $287.5 million and $275.0 million of Senior Unsecured Notes in June 2005 and March 2006, respectively.

Marketing, general and administrative expenses increased by $20.2 million for the year ended December 31, 2006 as compared to the 2005 period.  This overall net increase is primarily attributable to $14.0 million of bonuses paid to certain executive officers. In addition, the remaining increase is attributable to increased costs of maintaining offices and infrastructure in each of the five divisional markets we had as of December 31, 2006, operating as a public company and higher compensation costs including amortization expense related to restricted stock awards to executive and non-executive officers. Marketing, general and administrative costs represented 9.5% of total revenues from continuing operations (excluding gains on sales of depreciable real estate assets) in the 2006 period as compared to 5.9% in the 2005 period.

During the year ended December 31, 2006, we incurred a $10.2 million charge related to our long-term incentive compensation plan as compared to $23.5 million for 2005.  For a further discussion of this charge, see “Other Matters” of this Item 7.

Discontinued operations, net of minority interests decreased by approximately $6.4 million for the year ended December 31, 2006 as compared to the 2005 period. This decrease is attributable to the results of operations for those properties held for sale during the 2005 period of $1.5 million with no amounts applicable to the 2006 period and a decrease in gains on sales of real estate of $9.4 million related to those properties sold during the respective periods and classified as held for sale.

The following table is a comparison of the results of operations for the year ended December 31, 2005 to the year ended December 31, 2004 (in 000’s):

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

Our property operating revenues, which include base rents and tenant escalations and reimbursements (“Property Operating Revenues”), increased by $52.8 million, or 10.7%, for the year ended December 31, 2005 as compared to the 2004 period. Property Operating Revenues increased by $49.1 million attributable to properties acquired during 2005 and $24.3 million from built in rent increases and straight line rental revenue increases in our same store properties. These increases were offset by a $14.6 million revenue decrease from properties sold during 2005 and $6.0 million decrease in termination fees.

The 2004 increase in property operating expenses, real estate taxes and ground rents (“Property Expenses”) increased by $19.9 million or, 10.0%, for the year ended December 31, 2005 as compared to the 2004 period. The increase is due to a $14.7 million increase in real estate taxes and operating expenses related to our same store properties. Properties acquired during 2005 increased property expenses by $10.4 million. These increases were offset by a $5.2 million decrease for properties sold during 2005. The increase in real estate taxes is attributable to the increases levied by certain municipalities, particularly in New York City and Westchester County, New York. The increase in utilities was the effect of rising fuel prices throughout the United States as a result of Hurricane Katrina.

Gross operating margins (defined as Property Operating Revenues less Property expenses, taken as a percentage of Property Operating Revenues) for 2005 and 2004 were 59.9% and 59.6%, respectively.

Other income, consisting of gains on sales of real estate, interest income on notes receivable, investment income and other increased by $99.0 million for the year ended December 31, 2005 as compared to the 2004 period. This increase is primarily attributable to gains on sales of real estate recognized in the 2005 period of $92.1 million from the sales of 17 of our suburban office properties to the RAOC JV ($86.7 million) and the sale of a 70% interest in One Court Square to the Court Square JV ($5.4 million). Interest income on notes receivable increased by $7.0 million for the year ended December 31, 2005 as compared to the 2004 period due to a weighted average increase and our Note Receivable Investments of $62.7 million from the 2004 period. These increases were off-set by a net decrease in investment and other income of approximately $100,000. This net decrease is comprised of the following: $4.6 million in transactional, property and asset management fees earned during the 2005 period related to the RAOC JV, an increase of $4.0 million earned through our Service Companies, an increase of $2.3 million related to tenant-related services and other income, a decrease of $5.0 million to the gain recognized and related tenant work on a land sale and build-to-suit transaction earned in 2004 with no such gain recognized in the 2005 period, a $1.2 million decrease related to real estate tax and other non-tenant related recoveries, a decrease in income tax refunds of $1.0 million recorded in the 2004 period through a Service Company and a decrease of $3.8 million received in the 2004 period in consideration for the assignment of certain mortgage indebtedness.

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

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements and (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash flow from operations and net proceeds from divestitures of properties and redemptions of structured finance investments.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectibility of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. We believe that our sources of working capital specifically our cash flow from operations, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

On January 25, 2007, we were acquired by SL Green. See Item 7 “Management’s Discussion and Analysis – Liquidity and Capital Resources” in SL Green’s Annual Report on Form 10-K for the year ended December 31, 2006 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Summary of Cash Flows

Net cash provided by operating activities totaled $146.5 million in 2006, $199.6 million in 2005, and $172.3 million in 2004.  Cash provided by operating activities during 2006 and 2005 is primarily attributable to increased occupancies and leasing in our portfolio and an increase of approximately 1.5 million rentable square feet during 2005 resulting from net property acquisitions and the lease up of two development properties.   Cash provided by operating activities during 2004 is primarily attributable to increased occupancies and leasing in our portfolio and an increase of approximately 1.2 million rentable square feet during 2004 resulting from property acquisitions and the lease up of a development property.

Net cash provided by investment activities totaled $67.3 million in 2006. Net cash used in investing activities totaled $1.0 billion in 2005 and $226.9 million in 2006. Cash flows provided by investing activities during 2006 is primarily related to proceeds of $241.7 million from the sales of real estate assets to the RAOC JV in January and October 2006, the sale of our option to acquire a minority partner’s joint venture interest for $9.0 million and the repayment of a mortgage note receivable of approximately $17.0 million. These aggregate positive cash flows of $267.7 million were off-set by additional investments in mortgage notes receivable of $41.6 million and ongoing development costs, building improvements and related leasing costs to our existing portfolio aggregating approximately $160.7 million. Cash flows used in investing activities during 2005 related primarily to our acquisition of 20 office properties and one land parcel aggregating approximately $1.0 billion, ongoing development and improvements to our existing portfolio of properties including related leasing costs of approximately $152.3 million and additional investments in notes receivable of approximately $124.2 million.  These uses of cash were offset by proceeds received from the sale of 22 of our office properties or interests therein and one parcel of land aggregating approximately $247.0 million as well as proceeds received from the repayment of notes receivable of approximately $36.4 million.  Cash flows used in investing activities during 2004 related primarily to our acquisition of five office properties (including one property from its joint venture partner, TIAA) aggregating approximately $160.7 million, ongoing development and improvements to our existing portfolio of properties including related leasing costs of approximately $101.1 million and additional net investments in notes receivable of approximately $31.6 million.  These uses of cash were offset by proceeds received from the sale of five commercial properties, certain non-core land holdings and a retail property aggregating approximately $67.3 million.

Net cash used in financing activities totaled $160.1 million in 2006. Net cash provided by financing activities totaled $816.9 million in 2005 and $56.9 million in 2004. Cash used in financing activities during 2006 is primarily related to principal payments on secured and unsecured borrowings aggregating $768.8 million and partner distributions of $163.5 million. These aggregate negative cash flows of $932.3 million were off-set by the issuance of senior unsecured notes in March 2006 of $272.8 million, unsecured borrowings of $496.0 million and partner contributions of $4.6 million. Cash provided by financing activities in 2005 is primarily attributable to the net issuance of senior unsecured notes in the amount of approximately $281.8 million, the issuance of common stock (including the exercising of stock options) of approximately $14.1 million, proceeds received from secured borrowings of approximately $562.6 million and net advances made under the Credit Facility of $183.5 million.  These sources of cash provided by financing activities were offset by the repayment of three outstanding mortgage notes payable, along with principal repayments on our mortgage notes payables in the amount of approximately $59.6 million and distributions paid to our equityholders in the amount of $158.7 million.  Cash provided by financing activities in 2004 is primarily attributable to the net issuance of senior unsecured notes in the amount of approximately $200 million, the issuance of common stock (including the exercising of stock options) of approximately $500 million and net advances made under the Credit Facility of $66.5 million.  These sources of cash provided by financing activities were offset by the repayment of three outstanding mortgage notes payable in the amount of $362.2 million, the repurchases of Series A preferred units of $178.7 million and distributions paid to our equityholders in the amount of $169.7 million.

Financing and Equity Activities

During 2006, the Operating Partnership paid cash distributions on its Class A OP Units and Class C OP Units of approximately $1.70 per unit and $1.40 per unit, respectively.

During 2005 the Operating Partnership issued 127,510 OP Units in connection with property acquisitions.  No OP Units were issued during 2006. In addition, during 2006 and 2005, certain limited partners in the Operating Partnership exchanged approximately 905,000 and 1.6 million OP Units, respectively, for an equal number of shares of the Company’s common stock.

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock.  Transactions conducted on the New York Stock Exchange were effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934, as amended.  Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million. In June 2006, the Board of Directors authorized the re-institution of the Company’s common stock repurchase program, which had been inactive since March 2003. As of December 31, 2006, the Company did not purchase any of its outstanding common stock under the re-instituted common stock repurchase program.

As of December 31, 2006 the Operating Partnership had issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit with a stated distribution rate of 7.0%, which was subject to reduction based upon terms of their initial issuance (the “Preferred Units”). The terms of the Preferred Units provide for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates, which were assumed by the Operating Partnership in connection with properties contributed to the Operating Partnership in 1998.  As a result of the aforementioned reduction, no distributions were being made on the Preferred Units. In connection with the SL Green Merger, the holder of the Preferred Units transferred the Preferred Units to SL Green Operating Partnership, L.P. (“SLG OP”) in exchange for the issuance of 1,200 preferred units of limited partnership in SLG OP with substantially similar terms to the Preferred Units.

On January 6, 2006, we sold two of our suburban office properties; 6800 and 6900 Jericho Turnpike, Jericho, NY to the RAOC JV, subject to their mortgage debt of approximately $20.1 million.  The RAOC JV subsequently pre-paid the mortgage notes with proceeds from an unrelated financing transaction.

As of December 31, 2006 we maintained a $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp North America, Inc. and Wachovia Bank, National Association as co-documentation agents.  The Credit Facility was scheduled to mature in August 2008. Borrowings under the Credit Facility accrued interest at a rate of LIBOR plus 80 basis points and the Credit Facility carried a facility fee of 20 basis points per annum.  In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee were subject to change.  At December 31, 2006, the outstanding borrowings under the Credit Facility aggregated $269.0 million and carried a weighted average interest rate of 6.14% per annum. In connection with the SL Green Merger on January 25, 2007, this Credit Facility was repaid and terminated.

The Credit Facility was used primarily to finance real estate investments, fund our real estate development activities and for working capital purposes.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $12.7 million, $11.4 million and $8.1 million for the years ended December 31, 2006 and 2005, respectively.

On January 13, 2006, we obtained our $250.0 million Term Loan from Goldman Sachs Mortgage Company.  The Term Loan was for an initial term of three months and had terms, including interest rates and financial covenants, substantially similar to our Credit Facility.  Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility. On March 31, 2006, in conjunction with net proceeds received from the issuance of senior insecured notes, we repaid the entire amount outstanding under the Term Loan.

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

We are subject to certain restrictive covenants in our public debt and were, as of December 31, 2006, in compliance with such covenants.

Contractual Obligations and Commercial Commitments

The following table sets forth our significant consolidated debt obligations by scheduled principal cash flow payments and maturity date and our commercial commitments by scheduled maturity at December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise and the resulting reduction in our debt (in 000’s):

	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total
Mortgage notes payable (1)	$8,120	$7,060	$6,440	$4,427	$2,501	$735	$29,283
Mortgage notes payable (2)	60,642	—	100,254	—	217,592	10,842	389,330
Senior unsecured notes	200,000	—	200,000	—	150,000	712,500	1,262,500
Credit facility	—	269,000	—	—	—	—	269,000
Land lease obligations (3)	12,471	12,498	12,644	12,566	10,301	332,548	393,028
Air rights lease obligations	362	362	362	362	362	2,895	4,705
Capital leases	671	671	671	671	671	2,517	5,872
Operating leases	194	196	14	—	—	—	404
	$282,460	$289,787	$320,385	$18,026	$381,427	$1,062,037	$2,354,122

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

Certain of the mortgage notes payable were guaranteed by certain of our limited partners and/or by the Company.  In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth our significant consolidated interest expense obligations on our fixed rate debt by scheduled cash flow payments at December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise and the resulting reduction in our debt (in 000’s):

	Year ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total
Mortgage notes payable	$28,422	$24,782	$21,633	$16,105	$8,185	$1,856	$100,983
Senior unsecured notes	57,113	48,538	36,267	33,038	25,634	93,258	293,848
Exchangeable debentures (a)	11,500	11,500	11,500	11,500	11,500	154,771	212,271
	$97,035	$84,820	$69,400	$60,643	$45,319	$249,885	$607,102

(a)             Callable at par after June 17, 2010.

Interest expense incurred under our variable rate Credit Facility amounted to approximately $14.4 million for the year ended December 31, 2006 and was based on a weighted average balance and interest rate of $178.7 million and 6.14%, respectively.  In addition, interest expense incurred under our variable rate Term Loan amounted to approximately $2.9 million for the year ended December 31, 2006 and was based on a weighted average balance and interest rate of $52.7 million and 5.4%, respectively.   The Term Loan was repaid and retired during the first quarter of 2006.

Our rental revenues are our principal source of funds along with our net cash provided by operating activities to meet these and future interest obligations.

We entered into a $200.0 million anticipatory interest rate hedge during the quarterly period ended June 30, 2005, which were scheduled to coincide with our August 26, 2005 and September 12, 2005 financings on twelve of our office properties. This hedge settled on August 1, 2005 realizing proceeds of approximately $1.1 million. The proceeds received from settlement were used to buy-down the fixed mortgage rates to 5.20% per annum. The gain resulting from this settlement has been recorded to OCI and is being amortized as a yield adjustment of the fixed-rate mortgage. Nine of these properties were sold to the RAOC JV, subject to their mortgage notes, on September 21, 2005 at which time we reclassified the proportionate share of the gain from OCI to earnings. The remaining three office properties are were sold to the RAOC JV, subject to the mortgage notes, in October 2006, at which time we reclassified the proportionate share of the gain from OCI to earnings.

Other Matters

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, the Company discontinued the use of stock loans in its Long Term Incentive Programs (“LTIP”).  In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company, as of December 31, 2006, had stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased.  Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years.  Such forgiveness was based on continued service and in part on the Company attaining certain annual performance measures.  These stock loans had an initial aggregate weighted average vesting period of approximately nine years.  In connection with the SL Green Merger, in December 2006, the remaining 139,000 shares of common stock subject to the original stock loans which were anticipated to vest between 2007 and 2011 were deemed earned and released to the executive officers.  In addition, the associated stock loans aggregating approximately $2.9 million were forgiven in their entirety.  Approximately $4.6 million and $2.3 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the years ended December 31, 2006 and 2005, respectively, related to these loans.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million at December 31, 2006 and 2005 and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheet.  Other outstanding loans to executive and senior officers at December 31, 2006 and December 31, 2005 amounted to approximately $421,000 and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In connection with the SL Green Merger, these stock loans were forgiven and the shares of Company common stock that served as collateral for these stock loans was released to the borrower executive officers.  In addition, in connection with the foregiveness of the stock loans, the executive officers received a tax gross-up in an amount equal to the individual’s aggregate tax liability resulting for such foregiveness and tax treatment.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights,” respectively, and collectively, the “Rights”).  Each Right represented the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares were not so available, an amount of cash equivalent to the value of such stock on the vesting date.  The 2002 Rights vested in four equal annual installments beginning on November 14, 2003 (and were fully vested on November 14, 2006).  The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005.  In connection with the SL Green Merger, the 2003 Rights became fully vested.  Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer.  The 2002 Rights also entitled the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights.  The 2002 Rights aggregated 62,835 shares of the Company’s common stock and the 2003 Rights aggregated 26,040 shares of common stock.  In November 2006, the remaining shares of common stock reserved related to the 2002 Rights, aggregating 15,709 shares were released to the executive officers.  In addition, in connection with the SL Green Merger, in December 2006, 5,788 of the remaining 2003 Rights were deemed earned and released to certain executive officers.  As of December 31, 2006, there remains 2,894 shares of common stock reserved related to the 2003 Rights.  Approximately $441,000 and $465,000 of compensation expense was recorded for the years ended December 31, 2006 and 2005, respectively, related to the Rights.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”).  The four-year plan has a core award, which provided for annual stock based compensation based upon continued service and in part based on the Company attaining certain annual performance measures.  The plan also had a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”).  The aggregate amount payable to such officers from the Special Outperformance Pool was capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%.  An officer’s special outperformance award represented an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remain in continuous employment with the Company or any of its affiliates until such date, and the Company had achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum.  Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans.  The LTIP provided that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards.  On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers.  During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40.

The Board of Directors of the Company approved an amendment to the 2003 LTIP to revise the peer group used to measure relative performance.  The amendment eliminated the mixed office and industrial companies and added certain other “pure office” companies in order to revise the peer group to office sector companies.  The Board also approved the revision of the performance measurement dates for future vesting under the core component of the 2003 LTIP from the anniversary of the date of grant to December 31 of each year.  This was done in order to have the performance measurement coincide with the performance period that the Company believes many investors use to judge the performance of the Company.

On December 27, 2004, the Operating Partnership entered into definitive agreements with certain executive and senior officers of the Company to revise their incentive awards under the 2003 LTIP.  The revised agreements provided for (i) the rescission of the unvested portion of their core awards and (ii) an award in exchange for the rescinded core awards of an equal number of units of a new class of limited partnership interests (“LTIP Units”) of the Operating Partnership.

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

With respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2006, 2005, 2004 and 2003 annual measurement periods, respectively. As a result, the Company issued to the participants of the 2003 LTIP 69,442, 86,111, 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units were substantially similar to those of the core awards under the 2003 LTIP.  The vesting, performance hurdles and timing for vesting remain unchanged.  However, an LTIP Unit represented an equity interest in the Operating Partnership, rather than the Company.  At issuance, the LTIP Unit had no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”).  Initially, LTIP Units did not have full parity with OP Units with respect to liquidating distributions.  Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by the Operating Partnership), the Operating Partnership would revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of the Operating Partnership’s assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units.  If such equivalence was reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis.  In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant.  However, in the absence of an increase in the value of the assets of the Operating Partnership and the occurrence of “triggering events,” such economic equivalence would not be reached. Until and unless such economic equivalence was reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares.  In addition, LTIP Units are subject to specific performance related vesting requirements.  In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares.  Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis.  At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units.  At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units.  On April 4, 2006 (the “Measurement Date”), as a result of the Company issuing 207,000 LTIP Units (discussed below) a “triggering event” occurred and the Company completed an analysis to determine the increase in the valuation, if any of the Operating Partnership’s assets from the issuance of 362,500 LTIP Units on December 27, 2004 through the Measurement Date and with respect to the issuance of 272,100 LTIP Units issued on March 11, 2005 through the Measurement Date. The results of the analysis indicated that a sufficient increase in value to the Operating Partnership’s assets was achieved. As a result the aforementioned LTIP Units achieved full parity with an OP Unit.  In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

For each of the calendar years ended December 31, 2004, 2005 and 2006, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units, 207,000 LTIP Units, 0 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Restricted Equity Awards”). Initially, the terms of the Restricted Equity Awards were generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.  On June 12, 2006, with respect to the 2005 Restricted Equity Awards, the vesting periods were extended so that they will vest over a four-year period in lieu of a two-year period, provided that the officer remains in continuous employment with the Company until such dates and the Company has achieved certain specified performance requirements during the year ending December 31, 2006. If the performance requirements are not met in 2006, the awards will become vested on any subsequent annual vesting date on which the performance requirements are met on a cumulative and compounded basis. In addition, with respect to the 2004 Restricted Equity Award to Scott Rechler, the Company’s Chief Executive Officer as of December 31, 2006, was similarly extended provided that Mr. Rechler remains in continuous employment with the Company.

As a result of the foregoing, there remained 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units.  With respect to the core award of the 2003 LTIP, the Company recorded approximately $1.2 million of compensation expense for each of the years ended December 31, 2006 and 2005, respectively. In addition, with respect to the

LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $3.9 million and $2.9 million, respectively, for the years ended December 31, 2006 and 2005.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income. As of December 31, 2006, we have accrued approximately $33.9 million of compensation expense with respect to the Special Outperformance Pool of which $10.3 million was accrued during the year ended December 31, 2006. This amount is calculated based on the performance criteria having been met.  The accrual represents approximately 95% of the total estimated Special Outperformance Pool reflecting the service period through December 31, 2006.  During January 2007, in connection with the SL Green Merger the Company paid, in cash, approximately $35.5 million to the participants of the Special Outperformance Pool.

On January 25, 2007, in connection with the SL Green Merger, certain executive officers of the Company waived approximately 443,000 of their LTIP Units.  The remaining balance of LTIP Units, regardless of their vesting status, were deemed earned.

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

In connection with the SL Green Merger, all unvested LTIP Units (other than certain LTIP Units held by Messrs. Rechler, Maturo and Barnett, the vesting and payment rights with respect thereto were waived by such individuals in connection with the SL Green Merger), became fully vested.

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

On January 1, 2006, we adopted Statement No. 123R and our management, as of December 31, 2006, determined that the adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

As of December 31, 2006, nine of our office properties, which were acquired by the issuance of OP Units, are subject to agreements limiting our ability to transfer them prior to agreed upon dates without the consent of the limited partner who transferred the respective property to us.  In the event we transfer any of these properties prior to the expiration of these limitations, we may be required to make a payment relating to taxes incurred by the limited partner.  These limitations expire between 2011 and 2015.

As of December 31, 2006, two of our office properties that are held in joint ventures contain certain limitations on transfer.  These limitations include requiring the consent of the joint venture partner to transfer a property prior to various specified dates, rights of first offer, and buy / sell provisions.

We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties.  Six of our properties are located in New York City.  As a result of the events of September 11, 2001, insurance companies were limiting coverage for acts of terrorism in “all risk” policies.  In November 2002, the Terrorism Risk Insurance Act (“TRIA”) of 2002 was signed into law, which, among other things, requires insurance companies to offer coverage for losses resulting from defined “acts of terrorism” through 2005.  The TRIA was subsequently extended, with certain modifications, through 2007 with the enactment of the Terrorism Insurance Extension Act of 2005. Our property insurance coverage provided for full replacement cost of our properties, including for acts of terrorism up to $600.0 million on a per occurrence basis.  One of our New York City properties, One Court Square, is operated under a net lease to Citibank, N.A. whereby they are required to maintain adequate property and liability insurance including coverage for acts of terrorism.

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

Off Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and structured finance investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 6, “Commercial Real Estate Investments” in the accompanying financial statements.  Additional information about the debt of our unconsolidated joint ventures is included in “Contractual Obligations” above.

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

The Credit Facility and Term Loan bore interest at variable rates, would have been influenced by changes in short-term interest rates, and are sensitive to inflation.  The Term Loan was repaid in full on March 31, 2006 and the Credit Facility was terminated in connection with the SL Green Merger.

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

The following table sets forth our long-term debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated FMV at December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise (dollars in 000’s):

	For the Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total (1)	FMV
Long term debt:

Fixed rate	$268,762	$7,060	$306,694	$291,927	$370,093	$436,577	$1,681,113	$1,752,670
Weighted average interest rate	7.13%	7.19%	7.71%	4.04%	6.17%	3.93%	5.66%

Variable rate	$—	$269,000	$—	$—	$—	$—	$269,000	$269,000
Weighted average interest rate	—%	6.14%	—%	—%	—%	—%	6.14%

(1)             Includes aggregate unamortized issuance discounts of approximately 7.3 million on the senior unsecured notes which are due at maturity.

In addition, we have assessed the market risk of our variable rate debt, which is based upon LIBOR, and believe that a one percent increase in the LIBOR rate would have an approximate $2.7 million annual increase in interest expense based on $269.0 million of variable rate debt outstanding at December 31, 2006 and this information does not take into account the sale of certain of our properties in the Asset Sale or otherwise.

The following table sets forth our Notes Receivable Investments by scheduled maturity date, weighted average interest rates and estimated FMV at December 31, 2006 and this information does not take into account the sale of certain of our properties in the Asset Sale or otherwise (dollars in 000’s):

	For the Year Ended December 31,
	2007	2008	2009	2010	2011	Thereafter	Total (1)	FMV
Notes receivable:

Fixed rate	$40,000	$14,188	$55,000	$9,031	$—	$75,606 (2)	$193,825	$193,755	(2)
Weighted average interest rate	16.25%	15.29%	15.86%	9.17%	—%	9.00%	12.91%

Variable rate	$—	$—	$500	$—	$—	$—	$500	$500
Weighted average Interest rate	—%	—%	6.29%	—%	—%	—%	6.29%

(1)             Excludes interest receivables and unamortized acquisition costs aggregating approximately $6.7 million.

(2)             Our investment balance, with respect to a participating loan investment, includes approximately $21.2 million of accretive interest  which is due at maturity.  The FMV calculation considers only accretive interest recorded through December 31, 2006.

In addition, we have assessed the market risk of our variable rate note receivable, which is based on LIBOR, and believe that a one percent increase in the LIBOR rate would have a $5,000 annual increase in interest income based on a $500,000 variable rate note receivable outstanding at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For a discussion of our financial statements and supplementary data, see Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required to be filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Company’s President and Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, our former management carried out an evaluation, under the supervision and with the participation of management, including the Company’s executive officers and other members of senior management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company’s former management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  There were no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEMS 10, 11, 12 AND 13.

As discussed in this report, SL Green acquired us on January 25, 2007. Accordingly, the directors and officers of the Company immediately before the occurence of the SL Green Merger are no longer serving as officers and directors of the Company. As a result, you should read SL Green’s Definitive Proxy Statement for its 2007 Annual Meeting of stockholders to be filed pursuant to Regulation 14A under the Exchange Act, prior to April 30, 2007, for the information required by Items 10, 11, 12 and 13 with respect to SL Green.

ITEM 14.

Ernst & Young LLP has served as the Company’s independent registered public accounting firm since the Company’s formation in September 1994 and is considered by management of the Company to be well qualified.  The Company has been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in the Company or any of its subsidiaries in any capacity.  Ernst & Young LLP leases 25,780 square feet in a property owned by the Company at an annual base rent of approximately $854,000.

Ernst & Young LLP’s fees for providing services to the Company in 2006 and 2005 were as follows:

Audit Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2006 and 2005 were approximately $1,168,000 and $1,091,000, respectively.  Audit fees for 2005 included approximately $290,000, for services rendered in connection with the Company’s report on internal control over financial reporting.

In addition, approximately $59,000 and $57,000, respectively, of the audit fees for 2006 and 2005 related to the Company’s equity offerings and/or debt issuances.  Lastly, audit fees for 2006 also included fees of approximately $234,000 related to SEC filings in connection with the SL Green Merger.

Audit Related Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements, other than the services described under “Audit Fees,” including employee benefit plan audits, due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2006 and 2005 were approximately  $173,000 and $416,000, respectively.

Tax Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were approximately $346,000 and $200,000, respectively.

All Other Fees. There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2006 and 2005. All of the services described under “Audit Fees,” “Audit Related Fees” and “Tax Fees” were pre-approved by the Company’s Audit Committee that existed before the SL Green Merger.

Under the Company’s Audit Committee’s pre-approval policies and procedures in effect as of December 31, 2006, each member of the Company’s Audit Committee had the authority to approve all permissible non-audit services to be performed by Ernst & Young LLP, provided that each decision relating to the approval of permissible non-audit services was presented to the Company Audit Committee at its next scheduled meeting. All such approvals were also reported to the full Company Board at the next scheduled meeting.

Following the SL Green Merger, the Company is no longer required to have an audit committee and in fact does not have an audit committee.  Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

Management reviewed with Ernst & Young LLP, who is responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of our accounting principles and certain other matters.  Management received the written disclosure and the letter from Ernst & Young LLP required by the Independence Standards Board Standard No. 1, as currently in effect, discussed with Ernst & Young LLP the auditors’ independence and considered the compatibility of Ernst & Young LLP’s provision of non-audit services to our company with their independence.

Management discussed with Ernst & Young LLP the overall scope and plans for their audit.  Management met with Ernst & Young LLP to discuss the results of their examinations, their evaluations of our internal controls and the overall quality of our financial reporting, including off-balance sheet investments.

In reliance on the reviews and discussions referred to above, management recommended to the Board of Directors of our sole general partner (and such Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC.

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

(3)                   Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of August 3, 2006 by and among SL Green Realty Corp., others, the Reckson Associates Realty Corp. and the Reckson Operating Partnership, L.P.	10-Q*		2.1	8/9/06

3.1	Amended and Restated Agreement of Limited Partnership of the Registrant	S-11*	333-1280	10.1	2/12/96

3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest	8-K*		10.1	3/1/99

3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest	8-K*		10.2	3/1/99

3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest	8-K*		10.3	3/1/99

3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest	8-K*		10.4	3/1/99

3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest	10-K*		10.6	3/17/00

3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K*		10.7	3/17/00

3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series F Junior Participating Preferred Partnership Units	10-K*	10.8	3/21/01

3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest	10-Q*	10.4	8/13/03

3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest	8-K*	10.4	12/29/04

3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing 2005 LTIP Units of Limited Partnership Interest	10-K*	10.11	3/10/06

4.1	Form of 7.75% Notes due 2009 of the Registrant	8-K*	4.2	3/26/99

4.2	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee	8-K*	4.3	3/26/99

4.3	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares	8-K*	4	10/17/00

4.4	Form of 6.00% Notes due 2007 of the Registrant	8-K*	4.1	6/18/02

4.5	Note Purchase Agreement for the Senior Unsecured Notes due 2007	10-K*	10.23	3/26/98

4.6	Form of 5.15% Notes due 2011 of the Registrant	8-K*	4.1	1/21/04

4.7	Form of 5.875% Notes due 2014 of the Registrant	8-K*	4.1	8/12/04

4.8	4.00% Exchangeable Senior Debentures due 2025 of the Registrant	8-K*	4.1	6/27/05

4.9	First Amendment to Rights Agreement, dated as of August 3, 2006, by and between Reckson Associates Realty Corp. and American Stock Transfer & Trust Reckson Associates Realty Corp.	8-K*	4.0	10/10/06

4.10	Form of 6.0% Notes due 2016 of the Reckson Reckson Operating Partnership, L.P.	8-K*	4.1	3/31/06

10.1	Third Amended and Restated Agreement of Limited Partnership of Omni Partners, L.P.	10-K*	10.2	3/26/98

10.2	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Scott Rechler	8-K*	10.13	10/17/00

10.3	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Michael Maturo	8-K*	10.9	10/17/00

10.4	Amendment and Restatement of Employment and Noncompetition Agreement, dated as of August 15, 2000, between the Company and Jason Barnett	8-K*	10.17	10/17/00

10.5	Employment and Noncompetition Agreement, dated as of July 16, 2001, between the Company and F.D. Rich	10-K*		10.14	3/9/04

10.6	Employment and Noncompetition Agreement, dated as of November 20, 2002, among the Company, Metropolitan Partners LLC and Philip Waterman III	10-K*		10.15	3/9/04

10.7	Agreement for Extension of Employment and Noncompetition Agreement, dated as of September 27, 2005, by and between the Company and Scott Rechler(1)	8-K*		10.3	9/27/05

10.8	Agreement for Extension of Employment and Noncompetition Agreement, dated as of December 6, 2005, by and between the Company and Scott Rechler(2)	8-K*		10.2	12/6/05

10.9	Agreement for Extension of Employment and Noncompetition Agreement, dated as of February 14, 2006, by and between the Company and Scott Rechler(3)	8-K*		10.1	2/21/06

10.10	Purchase Option Agreement relating to 225 Broadhollow Road	S-11*	333-1280	10.14	2/12/96

10.11	Amended and Restated 1995 Stock Option Plan	10-Q*		10.1	8/13/03

10.12	1996 Employee Stock Option Plan	8-K*		10.2	11/25/96

10.13	Ground Leases for certain of the properties	S-11*	33-84324	10.17	2/3/95

10.14	Amended and Restated 1997 Stock Option Plan	10-Q*		10.2	8/13/03

10.15	1998 Stock Option Plan	10-K*		10.20	3/26/98

10.16	Amended and Restated 2002 Stock Option Plan	10-Q*		10.3	8/13/03

10.17	2005 Stock Option Plan	10-Q*		10.1	8/9/05

10.18	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Scott Rechler	8-K*		10.14	10/17/00

10.19	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Michael Maturo	8-K*		10.10	10/17/00

10.20	Amendment and Restatement of Severance Agreement, dated as of August 15, 2000, between the Company and Jason Barnett	8-K*		10.18	10/17/00

10.21	Loan Agreement, dated as of June 1, 2001, between 1350 LLC, as Borrower, and Secore Financial Corporation, as Lender	10-Q*		10.1	8/14/01

10.22	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender	10-Q*		10.2	8/14/01

10.23	Operating Agreement, dated as of September 28, 2000, between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC	8-K*		10.3	10/17/00

10.24	Agreement of Spreader, Consolidation and Modification of Mortgage Security Agreement among Metropolitan 810 7th Ave., LLC, 100 Wall Company LLC and Monumental Life Insurance Company	10-K*		10.51	3/21/01

10.25	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC	10-K*	10.52	3/21/01

10.26	Amended and Restated Operating Agreement of 919 JV LLC	8-K*	10.1	1/8/02

10.27	Indemnification Agreement, dated as of May 23, 2002, between the Company and Scott H. Rechler(4)	10-K*	10.33	3/14/05

10.28	Award Agreement, dated as of November 14, 2002, between the Company and Scott H. Rechler(5)	10-K*	10.49	3/24/03

10.29	Award Agreement, dated as of March 13, 2003, between the Company and Scott H. Rechler(6)	10-K*	10.50	3/24/03

10.30	Amendment Agreement, dated as of September 10, 2003, by and between the Registrant, the Company and Scott Rechler	8-K*	10.7	9/18/03

10.31	Third Amended and Restated Credit Agreement, dated August 6, 2004, between the Registrant, as Borrower, and the Institutions from time to time party thereto	10-Q*	10.1	8/9/04

10.32	Amended and Restated Long-Term Incentive Award Agreement, dated as of May 28, 2003, between the Company and Scott H. Rechler(7)	10-K*	10.49	3/14/05

10.33	Form of First Amendment to Amended and Restated Long-Term Incentive Award Agreement	8-K*	10.1	12/29/04

10.34	Form of Long-Term Incentive Plan OP Unit Award Agreement	8-K*	10.2	12/29/04

10.35	Form of Change-in-Control Bonus Agreement	8-K*	10.3	12/29/04

10.36	Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, between the Company and Scott H. Rechler(8)	10-Q*	10.47	3/10/06

10.37	Long-Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2005, between the Company and Salvatore Campofranco(9)	10-K*	10.48	3/10/06

10.38	Change-in-Control Agreement, dated as of March 11, 2005, between the Company and Scott H. Rechler(10)	10-K*	10.49	3/10/06

10.39	Purchase and Sale Agreement, dated as of May 4, 2005, by and between Citibank, N.A. and Reckson Court Square, LLC	10-Q*	10.1	5/9/05

10.40	Term Loan Agreement, dated as of May 12, 2005, among the Registrant, the institution from time to time party thereto as lenders, Citicorp North America, Inc., as administrative agent, and Citigroup Global Markets Inc., as lead arranger and sole bookrunner	8-K*	10.3	5/18/05

10.41	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of May 12, 2005, by and among the Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K*	10.4	5/18/05

10.42	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of June 20, 2005, among the Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A.	8-K*	10.1	6/27/05

10.43	Amendment No. 1 to Term Loan Agreement, dated as of June 20, 2005, among the Registrant, the Lenders party thereto and Citicorp. North America, Inc., as administrative agent	8-K*	10.2	6/27/05

10.44	Contract of Sale, dated as of July 8, 2005, between Galaxy LI Associates LLC, as seller, and Reckson EAB LLC, as buyer	10-Q*	10.2	8/9/05

10.45	Note, dated as of August 3, 2005, by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender)	10-Q*	10.3	8/9/05

10.46	Loan and Security Agreement, dated as of August 3, 2005, between Reckson Court Square, LLC and German American Capital Corporation	10-Q*	10.4	8/9/05

10.47	Sale Agreement, dated as of August 12, 2005, by and among the Registrant and certain of its subsidiaries, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K*	10.3	8/18/05

10.48	Contribution Agreement, dated as of August 12, 2005, by and among the Registrant, and certain of its subsidiaries, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K*	10.2	8/18/05

10.49	Loan Agreement, dated as of August 26, 2005, among UBS Real Estate Investments Inc. and RA 492 River Road LLC, RA 100 Executive Drive LLC, RA 200 Executive Drive LLC, RA 35 Pinelawn Road LLC, RA 80 Grasslands Road LLC, RA 100 Grasslands Road LLC, RA 150 Motor Parkway LLC, RA 660 White Plains Road LLC and RA 225 High Ridge LLC (the “UBS Borrowers”)	8-K*	10.1	9/1/05

10.50	Promissory Note, dated as of August 26, 2005, among UBS Real Estate Investments Inc. and the UBS Borrowers	8-K*	10.2	9/1/05

10.51	Guaranty of Recourse Obligations (Pool A), dated as of August 26, 2005, between the Registrant and UBS Real Estate Investments Inc.	8-K*	10.3	9/1/05

10.52	Amended and Restated Limited Liability Company Agreement, dated as of September 21, 2005, by and between Reckson Australia Holdings LLC and Reckson Australia LPT Corporation	8-K*	10.1	9/27/05

10.53	Option Agreement, dated as of September 21, 2005, by and between the Registrant, Reckson Australia Operating Company LLC and Reckson Australia LPT Corporation	8-K*	10.2	9/27/05

10.54	Amended and Restated Operating Agreement of One Court Square Holdings LLC, dated as of November 30, 2005, by and between One Court Square Member LLC and One Court Square Investor, LLC	8-K*	10.1	12/6/05

10.55	Term Loan, dated as of January 13, 2006, among the Registrant, the Institutions From Time to Time Party Thereto as Lenders, Goldman Sachs Management Company, as Administrative Agent, and Goldman Sachs Management Company, as Lead Arranger and Sole Bookrunner	10-K*	10.66	3/10/06

10.56	Letter Agreement, dated December 15, 2006, by and between Reckson Associates Realty Corp. and Scott H. Rechler	8-K*	10.1	12/15/06

10.57	Indemnification Agreement, dated July 10, 2006 between Reckson Associates Realty Corp. and Edward R. Casas	10-Q*	10.1	8/9/06

10.58	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Scott H. Rechler and the Reckson Associates Realty Corp. dated August 3, 2006	10-Q*	10.2	8/9/06

10.59	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Michael Maturo and the Reckson Associates Realty Corp. dated August 3, 2006	10-Q*	10.3	8/9/06

10.60	Agreement to Amend Employment and Non-competition Agreement and Severance Agreement by and between Jason Barnett and the Reckson Associates Realty Corp. dated August 3, 2006	10-Q*	10.4	8/9/06

10.61	Agreement for Extension of Employment and Noncompetition Agreement, dated as of June 12, 2006, by and between Reckson Associates Realty Corp. and Scott H. Rechler	8-K*	10.1	6/13/06

10.62	Agreement for Extension of Employment and Noncompetition Agreement, dated as of May 9, 2006, by and between Reckson Associates Realty Corp. and Scott H. Rechler (11)	10-Q*	10.5	5/9/06

10.63	Election, dated as of June 12, 2006, to Extend the Vesting Period in Long Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, by and among the Reckson Associates Realty Corp., Reckson Operating Partnership, L.P., and Scott H. Rechler	8-K*	10.2	6/13/06

10.64	Election, dated as of June 12, 2006, to Extend the Vesting Period in Long Term Incentive Plan OP Unit Award Agreement, dated as of March 11, 2006, by and among Reckson Associates Realty Corp., Reckson Operating Partnership, L.P., and Scott H. Rechler	8-K*	10.3	6/13/06

10.65	Supplement to the Amended and Restated Agreement of Limited Partnership of the Reckson Operating Partnership, L.P. Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q*	10.1	5/9/06

10.66	Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, between the Reckson Associates Realty Corp. and Scott H. Rechler (12)	10-Q*	10.2	5/9/06

10.67	Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, between the Reckson Associates Realty Corp. and Salvatore Campofranco (13)	10-Q*	10.3	5/9/06

10.68	Change-in-control Bonus Agreement, dated as of April 4, 2006, between the Reckson Associates Realty Corp. and Scott H. Rechler (14)	10-Q*	10.4	5/9/06

12.1	Statement of Ratios of Earnings to Fixed Charges				X

14.1	Reckson Associates Realty Corp. Code of Ethics and Business Conduct	10-K*	14.1	3/9/04

21.1	Statement of Subsidiares				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Marc Holliday President of the Company, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)	X

31.2	Certification of Gregory F. Hughes, Treasurer of the Company, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)	X

32.1	Certification of Marc Holliday, President of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X

32.2	Certification of Gregory F. Hughes, Treasurer of the Company, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code	X

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

(11)  Each of Michael Maturo and Jason M. Barnett has entered into an Agreement for Extension of Employment and Noncompetition Agreement, dated as of May 8, 2006, with the Reckson Associates Realty Corp.. These agreements are identical in all material respects to the Agreement for Extension of Employment and Noncompetition Agreement for Scott H. Rechler filed herewith.

(12)  Each of Michael Maturo and Jason M. Barnett has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, with the Reckson Associates Realty Corp.. These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement of Scott H. Rechler filed herewith.

(13)  Each of F. D. Rich III and Philip Waterman III has entered into a Long-Term Incentive Plan OP Unit Award Agreement, dated as of April 4, 2006, with the Reckson Associates Realty Corp.. These agreements are identical in all material respects to the Long-Term Incentive Plan OP Unit Award Agreement of Salvatore Campofranco filed herewith.

(14)  Each of Michael Maturo and Jason M. Barnett has entered into a Change-in-Control Bonus Agreement, dated as of April 4, 2006, with the Reckson Associates Realty Corp.. These agreements are identical in all material respects to the Change-in-Control Bonus Agreement of Scott H. Rechler filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: RECKSON ASSOCIATES REALTY CORP.

By:	/s/ Gregory F. Hughes
Gregory F. Hughes,
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2007.

Signature	Title

/s/ Marc Holliday	President of the Company, the sole general partner of the
Marc Holliday	Company

/s/ Gregory F. Hughes	Treasurer of the Company, the sole general partner of the
Gregory F. Hughes	Company (Principal Financial Officer and Principal Accounting
Officer)

/s/ Andrew S. Levine	Director of the Company, the sole general partner of the
Andrew S. Levine	Company

Report of Independent Registered Public Accounting Firm

To the Partners of

Reckson Operating Partnership, L.P.

We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 26, 2007

RECKSON OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS

(in 000’s, except unit amounts)

	December 31,
	2006	2005
Assets
Commercial real estate properties, at cost: (Notes 2, 3, 5 and 6)
Land	$430,821	$430,064
Buildings and improvements	2,956,668	2,823,020
Developments in progress:
Land	128,504	123,761
Development costs	133,881	99,570
Furniture, fixtures and equipment	13,832	12,738
	3,663,706	3,489,153
Less accumulated depreciation	(644,771)	(532,152)
Investments in real estate, net of accumulated depreciation	3,018,935	2,957,001

Properties and related assets held for sale, net of accumulated depreciation (Note 6)	—	194,297
Investments in real estate joint ventures (Note 6)	53,390	61,526
Investments in notes receivable (Note 6)	201,039	174,612
Cash and cash equivalents	71,174	17,468
Tenant receivables	13,611	20,196
Investments in affiliate loans and joint ventures (Note 8)	63,789	64,954
Deferred rents receivable	155,256	138,990
Prepaid expenses and other assets	80,848	108,820
Contract and land deposits and pre-acquisition costs	700	184
Deferred leasing and loan costs, net of accumulated amortization	88,089	78,411
Total Assets	$3,746,831	$3,816,459

Liabilities
Mortgage notes payable (Note 2)	$418,613	$541,382
Mortgage notes payable and other liabilities associated with properties held for sale (Note 6)	—	84,572
Unsecured credit facility (Note 3)	269,000	419,000
Senior unsecured notes (Note 4)	1,255,187	980,085
Accrued expenses and other liabilities (Note 14)	173,135	118,661
Deferred revenues and tenant security deposits (Note 6)	72,807	75,903
Distributions payable	36,839	36,398
Total Liabilities	2,225,581	2,256,001

Minority partners’ interests in consolidated partnerships and other interests	259,736	219,358

Commitments and contingencies (Notes 10 and 13)	—	—

Partners’ Capital (Note 7)
Preferred capital 1,200 units issued and outstanding	1,200	1,200
General Partners’ Capital:
Class A common units, 84,741,004 and 82,995,931 units outstanding, respectively	1,241,985	1,306,236
Limited Partners’ Capital:
Class A common units, 1,129,733 and 1,569,142 units issued and outstanding, respectively	16,513	24,555
Class C common units, 0 and 465,845 units issued and outstanding, respectively	—	7,290
Accumulated other comprehensive income	1,816	1,819
Total Partners’ Capital	1,261,514	1,341,100
Total Liabilities and Partners’ Capital	$3,746,831	$3,816,459

(see accompanying notes to financial statements)

RECKSON OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF INCOME

(in 000’s, except unit amounts)

	For the year ended December 31,
	2006	2005	2004

Property operating revenues (Note 10):
Base Rents	$477,016	$468,034	$422,012
Tenant escalations and reimbursements	79,527	78,114	71,369
Total property operating revenues	556,543	546,148	493,381

Operating Expenses:
Property operating expenses	250,678	219,041	199,133
Marketing, general and administrative	52,593	32,438	29,967
Depreciation and amortization	134,954	126,662	111,765
Total operating expenses	438,225	378,141	340,865
Operating income	118,318	168,007	152,516

Non-operating income and expenses:
Gains on sales of real estate	63,640	92,130	—
Interest income on notes receivable (including $6,266, $2,308 and $1,816, respectively from related parties)	21,626	14,118	7,129
Investment income and other	21,334	11,787	11,914
Interest:
Expense	(109,018)	(110,891)	(95,920)
Amortization of deferred financing costs	(4,312)	(4,166)	(3,721)
Long term incentive compensation expense (Note 7)	(10,169)	(23,534)	—
Merger costs (Note 14)	(56,896)	—	—
Total non-operating income and expenses	(73,795)	(20,556)	(80,598)
Income before minority interests, preferred distributions, equity in earnings of real estate joint ventures and discontinued operations	44,523	147,451	71,918
Minority partners’ interests in consolidated partnerships
and other interests	(13,690)	(16,698)	(18,507)
Equity in earnings of real estate joint ventures	3,681	1,371	603
Income before discontinued operations and preferred distributions	34,514	132,124	54,014
Discontinued operations (net of minority interests):
Income from discontinued operations	1,522	7,929	6,834
Gains on sales of real estate	9,439	63,039	12,424
Net Income	45,475	203,092	73,272
Preferred distributions	—	—	(12,777)
Redemption charges on Series A preferred units	—	—	(15,812)
Net income allocable to common unitholders	$45,475	$203,092	$44,683
Net income allocable to:
Common unitholders	$44,993	$201,865	$44,356
Class C common unit holders	482	1,227	327
Total	$45,475	$203,092	$44,683
Net income per weighted average common units:
Income (loss) from continuing operations	$(.34)	$.48	$.35
Gains on sales of real estate	.74	1.08	—
Discontinued operations	.13	.84	.27
Basic net income per common unit	$.53	$2.40	$.62

Class C common — income (loss) from continuing operations	$(.80)	$.52	$.40
Gains on sales of real estate	2.02	1.19	—
Discontinued operations	.20	.92	.30
Basic net income per Class C common unit	$1.42	$2.63	$.70

Weighted average common units outstanding:
Common units	84,870,000	84,100,000	71,964,000
Class C common units	340,000	466,000	466,000

(see accompanying notes to financial statements)

RECKSON OPERATING PARTNERSHIP, L. P.

Consolidated Statements of Partners’ Capital

(in 000’s)

	General Partners’Capital		Limited Partners’Capital
	Preferred Capital	Class A Common units	Class A Common units	Class C Common units	Accumulated Other Comprehensive Income	Total Partners’ Capital	Comprehensive Income
Balance December 31, 2003	$281,690	$682,172	$38,613	$5,905	—	$1,008,380	$156,364
Net income	—	42,380	1,976	327	—	44,683	$44,683
Net unrealized gains on derivative instruments	—	—	—	—	1,789	1,789	1,789
Contributions	—	586,052	13,927	2,095	—	602,074	—
Distributions	—	(123,994)	(5,269)	(869)	—	(130,132)	—
Issuance of units	—	—	16,521	—	—	16,521	—
Retirement / redemption of units (Note 7)	(280,490)	19,837	(19,318)	(677)	—	(280,648)	—
Balance December 31, 2004	1,200	1,206,447	46,450	6,781	1,789	1,262,667	$46,472
Net income	—	197,641	4,224	1,227	—	203,092	$203,092
Net unrealized gains on derivative instruments	—	—	—	—	(186)	(186)	(186)
Reckson’s share of joint venture’s net unrealized gains on derivative instruments	—	—	—	—	216	216	216
Contributions	—	17,735	—	—	—	17,735	—
Distributions	—	(140,773)	(2,854)	(860)	—	(144,487)	—
Issuance of units	—	—	4,000	—	—	4,000	—
Retirement / redemption of units (Note 7)	—	25,186	(27,265)	142	—	(1,937)	—
Balance December 31, 2005	1,200	1,306,236	24,555	7,290	1,819	1,341,100	$203,122
Net income	—	44,088	905	482	—	45,475	45,475
Net realized gains on derivative instruments	—	—	—	—	507	507	507
Reclassification of net realized gain on derivative instruments into earnings					(521)	(521)	(521)
Reckson’s share of joint venture’s net realized gains on derivative instruments	—	—	—	—	11	11	11
Contributions	—	29,094	—	—	—	29,094	—
Distributions	—	(143,339)	(2,439)	(550)	—	(146,328)	—
Retirement / redemption of units (Note 7)	—	5,906	(6,508)	(7,222)	—	(7,824)	—
Balance December 31, 2006	$1,200	$1,241,985	$16,513	$—	$1,816	$1,261,514	$45,472

(see accompanying notes to financial statements)

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(in 000’s)

	For the year ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
NET INCOME	$45,475	$203,092	$73,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	135,381	137,480	121,285
Minority partners’ interests in consolidated partnerships and other interests	14,761	17,224	21,040
Gains on sales of real estate	(73,079)	(155,640)	(14,787)
Undistributed earnings from real estate joint ventures	(3,681)	(1,330)	(908)
Changes in operating assets and liabilities:
Deferred rents receivable	(16,266)	(31,474)	(20,984)
Prepaid expenses and other assets	24,167	(4,610)	(12,734)
Tenant and affiliate receivables	6,585	(10,738)	2,192
Accrued expenses and other liabilities	14,892	39,603	1,094
Tenant security deposits	(1,702)	6,007	2,617

Net cash provided by operating activities	146,533	199,614	172,087

Cash Flows From Investment Activities:
Purchases of commercial real estate properties	—	(1,003,528)	(160,695)
Increase in contract and land deposits and pre-acquisition costs	(1,874)	(90)	—
Additions to Note Receivable Investments	(41,602)	(124,162)	(49,500)
Repayments of Note Receivable Investments	16,990	36,444	17,908
Additions to developments in progress	(66,498)	(70,877)	(34,913)
Additions to commercial real estate properties	(70,585)	(81,435)	(41,413)
Payment of deferred leasing costs	(23,678)	(20,544)	(24,732)
Investments in real estate joint ventures	—	(6,216)	—
Distributions from (contributions to) investments in real estate joint ventures	4,903	—	(150)
Additions to furniture, fixtures and equipment	(1,094)	(881)	(636)
Proceeds from sale of option to acquire joint venture interest	9,016	—	—
Proceeds from sales of real estate	241,732	247,033	67,259

Net cash (used in) provided by investing activities	67,310	(1,024,256)	(226,872)

Cash Flows From Financing Activities:
Proceeds from secured borrowings	—	562,601	—
Principal payments on secured borrowings	(122,768)	(59,571)	(362,117)
Proceeds from issuance of senior unsecured notes, net of issuance costs	272,819	281,750	298,529
Repayment of senior unsecured notes	—	—	(100,000)
Payment of loan and equity issuance costs	(1,253)	(7,633)	(5,249)
Distribution from an affiliated joint venture	—	—	10,603
Proceeds from unsecured credit facility	246,000	682,000	627,998
Principal payments on unsecured credit facility	(396,000)	(498,500)	(561,498)
Proceeds from unsecured term loan	250,000	470,000	—
Principal payments on unsecured term loan	(250,000)	(470,000)	—
Repurchases and redemption of preferred units	—	—	(178,738)
Contributions	2,677	14,102	497,090
Contribution by a minority partner in a consolidated partnership	1,878	924	—
Distributions to minority partners in consolidated partnerships	(17,272)	(11,671)	(34,281)
Distributions	(146,218)	(147,029)	(135,428)

Net cash provided by (used in) financing activities	(160,137)	816,973	56,909

Net increase (decrease) in cash and cash equivalents	53,706	(7,669)	2,124
Cash and cash equivalents at beginning of period	17,468	25,137	23,013

Cash and cash equivalents at end of period	$71,174	$17,468	$25,137
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, including interest capitalized	$111,156	$121,648	$102,259

(see accompanying notes to financial statements)

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2006

1.                   Description of Business and Significant Accounting Policies

Description of Business

Reckson Operating Partnership, L.P. (the “Operating Partnership”) commenced operations on June 2, 1995.  As of December 31, 2006, Reckson Associates Realty Corp. (the “Company”), which served as the sole general partner of the Operating Partnership, was a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”).  The Operating Partnership and the Company were formed for the purpose of continuing the commercial real estate business of Reckson Associates, the predecessor of the Operating Partnership, its affiliated partnerships and other entities.  Unless the context requires otherwise, the terms “Company,” “we,” “us,” “our” and similar terms include Reckson Associates Realty Corp., Reckson Operating Partnership, L. P. and their wholly-owned subsidiaries.

As of December 31, 2006, the Operating Partnership was engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and to a lesser extent flex properties and also owned land for future development located in the New York City tri-state area (the “Tri-State Area”).

Organization and Formation of the Company

The Company was incorporated in Maryland in September 1994.  In June 1995, the Company completed an Initial Public Offering (the “IPO”) and commenced operations.  On August 3, 2006, we entered into an Agreement and Plan of Merger with SL Green Realty Corp.  which agreement is further discussed below (See Note 14).

The Company became the sole general partner of the Operating Partnership by contributing substantially all of the net proceeds of the IPO in exchange for an approximate 73% interest in the Operating Partnership.  The remaining 27% interest in the Operating Partnership was owned primarily by continuing investors who contributed properties or interests in properties to the Operating Partnership in exchange for common units of limited partnership interest in the Operating Partnership (“OP Units”). Since the IPO the Company has completed numerous equity transactions, contributing net proceeds received to the Operating Partnership and thereby increasing its general partnership interest.  The Company’s ownership percentage in the Operating Partnership was approximately 97.7% and 96.8% at December 31, 2006 and 2005, respectively.  All properties acquired by the Company were held by or through the Operating Partnership.

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the consolidated financial position of the Operating Partnership and the Service Companies (as defined below) at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006.  The Operating Partnership’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  The Operating Partnership’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to the Company and the Operating Partnership and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

As of December 31, 2006, minority partners’ interests in consolidated partnerships represent a 49% non-affiliated interest in RT Tri-State LLC, owner of a six property suburban office portfolio located within the Tri-State Area, a 40% non-affiliated interest in Omni Partners, L.P., owner of a 579,000 square foot suburban office property and a 49% non-affiliated interest in Metropolitan 919 Third Avenue, LLC, owner of the property located at 919 Third Avenue, New York, NY.

At December 31, 2006, our investments in unconsolidated real estate joint ventures consisted of a 30% interest in the 1.4 million square foot Class A office tower located at One Court Square, Long Island City, NY (the “Court Square JV”), a 25% interest in a 24 suburban office property portfolio, located within the Tri-State Area, containing approximately 3.3 million square feet (the “RAOC JV” or “Australian JV”) and an approximate 5% indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas in New York, NY.

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

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to thirty years for buildings and improvements and five to ten years for furniture, fixtures and equipment. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases.  Depreciation expense, net of discontinued operations, for each of the three years ended December 31, 2006 amounted to approximately $95.5 million, $92.5 million and $79.9 million, respectively.

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

On July 1, 2001 and January 1, 2002, we adopted Financial Accounting Standards Board (“FASB”) Statement No.141, “Business Combinations” and FASB Statement No. 142, “Goodwill and Other Intangibles,” respectively.  As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

Tenants’ lease security deposits aggregating approximately $19.2 million and $5.5 million at December 31, 2006 and 2005, respectively, have been included in cash and cash equivalents on the accompanying balance sheets.

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

We incurred approximately $922,000, $3.0 million and $831,000 of bad debt expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to tenant receivables which accordingly reduced total revenues and reported net income during the period.

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

Stock Based Payments

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”), which is a revision of Statement No. 123. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.”  Generally, the approach in Statement No. 123R is similar to the approach described in Statement No. 123.  However, Statement No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted Statement No. 123R on January 1, 2006.  The adoption of Statement No. 123R did not have a material impact on our consolidated financial statements.

Accumulated Other Comprehensive Income (Loss)

We report comprehensive income or loss in accordance with the provisions of FASB Statement No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income and its components in the financial statements.  The components of other comprehensive income (loss) (“OCI”) consist of unrealized gains and losses on derivative instruments.  OCI is presented in the accompanying consolidated statements of partners’ capital.

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

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities.  VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equityholders lack adequate decision making ability.  All VIEs with which we are involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE.  The primary beneficiary is required to consolidate the VIE for financial reporting purposes.  The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ended March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities.  We adopted FIN 46R during the period ended March 31, 2004 and have determined that our unconsolidated subsidiaries do not represent VIEs pursuant to such interpretation.  We will continue to monitor any changes in circumstances relating to certain of our consolidated and unconsolidated joint ventures which could result in a change in our consolidation policy.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement No. 150”). Statement No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. Statement No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with Statement No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2006 and 2005 to be approximately $175.0 million and $153.2 million, respectively. The carrying value of these non-controlling interests, which is included in minority partners’ interests in consolidated partnerships on our consolidated balance sheets, was approximately $134.3 million and $109.2 million at December 31, 2006 and 2005, respectively.

Conditional Asset Retirement Obligations

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

As a result, during 2006 and 2005 we have recorded approximately $3.5 million in the aggregate which represents the fair value of the CARO related to asbestos removal in tenant spaces.  In addition, for certain limited areas of our properties, management is unable to reasonably determine the fair value of potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which way we may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

Current pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“Statement No. 157”).  Statement No. 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability.  Statement No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Statement No. 157 applies whenever other standards require assets or liabilities to be measured at fair value.  Statement No. 157 is effective in fiscal years beginning after November 15, 2007.  We believe, as of December 31, 2006, that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), which became effective on January 1, 2007. SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We believe, as of December 31, 2006, that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”), which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. The adoption of Issue 04-5 by us for new or modified limited partnership arrangements is effective June 30, 2005 and for existing limited partnership arrangements effective January 1, 2006. The adoption of Issue 04-5 did not have a material effect on our consolidated financial statements.

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

2.                   Mortgage Notes Payable

On January 6, 2006, we sold two of our suburban office properties: 6800 and 6900 Jericho Turnpike, Jericho, NY to the RAOC JV, subject to their mortgage debt of approximately $20.1 million.  The RAOC JV subsequently pre-paid the mortgage notes with proceeds from a new mortgage financing transaction.

Pursuant to the terms of the mortgage note encumbering the property located at 1350 Avenue of the Americas in New York, NY, the note was prepayable, without penalty, subsequent to March 31, 2006.  On March 31, 2006, we satisfied the note and unencumbered the property by repaying the outstanding balance of approximately $71.9 million with proceeds received from property sales and cash-on-hand.

On October 6, 2006, we sold five of our properties to the RAOC JV, subject to their mortgage debt of approximately $63.3 million.  The RAOC JV subsequently prepaid the mortgage note securing one of the properties.

Pursuant to the terms of the mortgage note encumbering the six Landmark Square properties located in Stamford, CT, the note was prepayable prior to its November 1, 2006 maturity date.  On September 15, 2006, we satisfied the note and unencumbered the properties by repaying the outstanding balance of approximately $40.6 million with proceeds from a borrowing under our Credit Facility.

At December 31, 2006, we had seven fixed rate mortgage notes payable with an aggregate outstanding principal amount of approximately $418.6 million.  The mortgage notes bear interest at rates ranging from 5.36% to 8.50%, and mature between 2007 and 2015.  The weighted average interest rates on the outstanding mortgage notes payable at December 31, 2006, 2005 and 2004 were approximately 7.2%, 7.1%, and 7.3%, respectively.

Certain of the mortgage notes payable are guaranteed by the Company and/or certain limited partners in the Operating Partnership.  In addition, consistent with customary practices in non-recourse lending, certain non-recourse mortgages may be recourse to the Company under certain limited circumstances including environmental issues and breaches of material representations.

The following table sets forth our mortgage notes payable at December 31, 2006, by scheduled maturity date and does not take into account the sale of certain of our properties in the Asset Sale or otherwise and the resulting reduction in our debt (dollars in 000’s):

Property		Principal Amount Outstanding	Interest Rate	Maturity Date	Amortization Term (Years)
		(in thousands)

100 Summit Lake Drive, Valhalla, NY	(e)	12,788	8.50%	April, 2007	15
333 Earle Ovington Blvd., Mitchel Field, NY	(a)(f)	49,377	7.72%	August, 2007	25
810 Seventh Avenue, NY, NY	(b)(f)	75,913	7.73%	August, 2009	25
275 Broadhollow Road, Melville, NY	(b)(f)	14,774	7.73%	August, 2009	25
90 Merrick Avenue, Merrick, NY	(b)(f)	18,123	7.73%	August, 2009	25
919 Third Avenue, NY, NY	(c)	235,113	6.87%	August, 2011	30
711 Westchester Avenue, White Plains, NY	(d)(f)	12,525	5.36%	January, 2015	30

Total / Weighted average		$418,613	7.2%

(a)	At December 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.6 million.
(b)	These mortgages are cross-collateralized.
(c)	We have a 51% membership interest in this property and our proportionate share of the aggregate principal amount of the mortgage is approximately $119.9 million.
(d)	This mortgage note was interest only through January 2007 and then amortizes over a 30-year period.
(e)	The Company anticipates satisfying the note at maturity by repaying the outstanding balance with cash-on-hand.
(f)	These mortgages were satisfied or assigned in connection with the SL Green Merger and the Asset Sale.

Scheduled principal repayments to be made during the next five years and thereafter, for mortgage notes payable outstanding at December 31, 2006, are as follows and does not take into account the sale of certain of our properties in the Asset Sale or otherwise and the resulting reduction in our debt (in 000’s):

	Principal	Due at
	Amortization	Maturity	Total
2007	$8,120	$60,642	$68,762
2008	7,060	—	7,060
2009	6,440	100,254	106,694
2010	4,427	—	4,427
2011	2,501	217,592	220,093
Thereafter	735	10,842	11,577
	$29,283	$389,330	$418,613

At December 31, 2006, our unconsolidated joint ventures had total indebtedness of approximately $865.9 million, which was comprised of $9.0 million of floating rate unsecured debt and approximately $856.9 million of fixed rate mortgage indebtedness with a weighted average interest rate of approximately 5.1% and a weighted average maturity of approximately 8.5 years.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $188.2 million.

3.                    Unsecured Credit Facility and Term Loan

On January 13, 2006, we obtained a $250.0 million term loan (the “Term Loan”) from Goldman Sachs Mortgage Company.  The Term Loan was for an initial term of three months and had terms, including interest rates and financial covenants, substantially similar to our Credit Facility.  Proceeds from the Term Loan were used to repay outstanding borrowings under our Credit Facility.  On March 31, 2006, in conjunction with net proceeds received from the issuance of senior unsecured notes, we repaid the entire amount outstanding under the Term Loan.

As of December 31, 2006, we maintained a $500 million Credit Facility with JPMorgan Chase Bank, as administrative agent, Wells Fargo Bank, National Association as syndication agent and Citicorp, North America, Inc. and Wachovia Bank, National Association as co-documentation agents.  The Credit Facility was scheduled to mature in August 2008.  Borrowings under the Credit Facility accrued interest at a rate of LIBOR plus 80 basis points and the Credit Facility carried a facility fee of 20 basis points per annum.  In the event of a change in the Operating Partnership’s senior unsecured credit ratings the interest rates and facility fee were subject to change.  At December 31, 2006 and 2005, the outstanding borrowings under the Credit Facility aggregated $269.0 million and $419.0 million, respectively, and carried a weighted average interest rate of 6.14% and 5.17% per annum, respectively.

The Credit Facility was used primarily to finance real estate investments, fund our real estate development activities and for working capital purposes.

We capitalized interest incurred on borrowings to fund certain development projects in the amount of $12.7 million, $11.4 million and $8.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, we had availability under the Credit Facility to borrow an additional $231.0 million, subject to compliance with certain financial covenants.

During January 2007, we incurred a net increase of $12.0 million in borrowings under the Credit Facility primarily for costs incurred or to be incurred pursuant to the SL Green Merger. Upon the closing of the SL Green Merger on January 25, 2007 the aggregate balance of $281.0 million outstanding under the Credit Facility, together with accrued and unpaid interest, was repaid and the Credit Facility was terminated.  (See Note 14.)

4.                                      Senior Unsecured Notes

During March 2006, the Operating Partnership issued $275.0 million aggregate principal amount of ten-year 6.00% senior unsecured notes. Interest on the notes is payable semi-annually on May 15 and November 15.   Prior to the issuance of these notes, we entered into an anticipatory interest rate hedge instrument to protect ourselves against potentially rising interest rates.  At the time the notes were issued, this instrument was settled and we received a net benefit of approximately $490,000.  Such benefit has been recorded to OCI and is being amortized as a yield adjustment to the fixed rate notes.  The net proceeds from the offering, after the underwriter’s discounts and expenses, were approximately $272.5 million and were used for the repayment of amounts outstanding under our Term Loan. (See Note 3)

As of December 31, 2006, the Operating Partnership had outstanding approximately $1.26 billion (net of unamortized issuance discounts) of senior unsecured notes (the “Senior Unsecured Notes”).

The following table sets forth the Operating Partnership’s Senior Unsecured Notes and other related disclosures by scheduled maturity date (dollars in 000’s):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
June 17, 2002	$50,000	6.00%	5	June 15, 2007
August 27, 1997	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005	287,500	4.00%	20	June 15, 2025	(a)
	$1,262,500

(a)          Exchangable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions (including the SL Green Merger as discussed in Note 14).

Interest on the Senior Unsecured Notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates.  In addition, certain of the Senior Unsecured Notes were issued at discounts aggregating approximately $8.6 million.  Such discounts are being amortized to interest expense over the term of the Senior Unsecured Notes to which they relate. Through December 31, 2006, approximately $1.3 million of the aggregate discounts have been amortized.

On March 23, 2007, we mailed notices to the holders of our 7.20% senior unsecured notes due 2007 and the holders of our 6.00% notes due 2007 notifying the holders of such notes that we were exercising our rights under the governing documents of the notes to redeem each series of notes in full.  The redemption of each series of notes is expected to occur on April 27, 2007.

5.      Land Leases, Air Rights, Operating and Capital Leases

As of December 31, 2006, we leased, pursuant to noncancellable operating leases, the land on which ten of our buildings were constructed.  The leases, certain of which contain renewal options at our direction, expire between 2043 and 2090.  The leases either contain provisions for scheduled increases in the minimum rent at specified intervals or for adjustments to rent based upon the fair market value of the underlying land or other indexes at specified intervals.  Minimum ground rent is recognized on a straight-line basis over the terms of the leases and includes lease renewals if reasonably assured that we will exercise our option.  Excess of amounts recognized over amounts contractually due are reflected as a deferred ground rent liability and included in accrued expenses and other liabilities on the accompanying balance sheets.

Amounts recognized as deferred ground rent liabilities aggregated approximately $10.5 million and $12.2 million at December 31, 2006 and 2005, respectively.

In addition, our property located at 810 7th Avenue, New York, NY is subject to certain air rights lease agreements.  These lease agreements have terms expiring in 2044 and 2048, including renewal options.

At December 31, 2006 Reckson Management Group, Inc. was subject to certain operating leases for its management office and warehouse storage space.  These operating leases were scheduled to expire, pursuant to their terms, during 2008 and 2009.

As of December 31, 2006, we leased certain building equipment at three of our suburban office properties which are classified as capital leases. This equipment had a cost basis of approximately $4.7 million at December 31, 2006 and cumulative amortization of approximately $766,000 and $129,000 at December 31, 2006 and 2005, respectively.

On January 25, 2007, in connection with the SL Green Merger and the Asset Sale, seven of the properties subject to land leases were sold, subject to their leases, Reckson Management Group Inc.’s operating lease for its management office was cancelled and all of the properties where certain building equipment was leased under capital leases were sold, subject to the capital leases.

Future minimum lease commitments relating to the land leases, air rights lease agreements and operating leases during the next five years and thereafter are as follows and does not take into account the sale of certain of our properties in the Asset Sale or otherwise (in 000’s):

Year ended December 31,	Land Leases	Air Rights	Operating Leases	Capital Leases

2007	$12,471	$362	$194	$671
2008	12,498	362	196	671
2009	12,644	362	14	671
2010	12,566	362	—	671
2011	10,301	362	—	671
Thereafter	332,548	2,895	—	2,517
	$393,028	$4,705	$404	5,872
Less amounts representing interest				(1,579)
Present value of net minimum lease payments				$4,293

Amounts contractually due and expensed under our land leases, air rights and operating leases for each of the three years ended December 31, 2006, 2005 and 2004 amounted to $14.6, $6.1 million and $5.4 million, respectively.

6.      Commercial Real Estate Investments

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management (the “JPM Investor”) for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the

Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We account for the Court Square JV under the equity method of accounting. We have also evaluated, under Issue 04-05, that the JPM Investor has substantive participating rights in the ordinary course of the Court Square JV’s business.  In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $45,000 for 2005 and $196,000 for the year ended December 31, 2006.

On August 18, 2005, we entered into (i) an underwriting agreement relating to the public offering in Australia of approximately A$263.0 million (approximately $202.0 million) of units (“LPT Units”) in a newly-formed Reckson-sponsored Australian listed property trust, Reckson New York Property Trust (“Reckson LPT”), a newly-formed listed property trust which is traded on the Australian Stock Exchange and (ii) contribution and sale agreements pursuant to which, among other things, we agreed to transfer 25 of our properties for an aggregate purchase price of approximately $563.0 million and containing an aggregate of 3.4 million square feet, in three separate tranches, to the RAOC JV in exchange for a 25% interest in the RAOC JV and approximately $502.0 million in cash (inclusive of proceeds from mortgage debt to be assumed by the RAOC JV).  On September 21, 2005, Reckson LPT completed its public offering and the closing of the first of three tranches (“Tranche I”) of this transaction.

In connection with the Tranche I closing, the RAOC JV acquired from us 17 of our suburban office properties containing approximately 2.0 million square feet for approximately $367.0 million (including the assumption of approximately $196.1 million in mortgage debt which had been incurred by us in August 2005 — see Note 2).  In return, we received a 25% interest in the RAOC JV and approximately $128.1 million in cash resulting in an aggregate gain of approximately $103.6 million. As discussed below relating to certain guarantees we have made, approximately $18 million of the aggregate gain has been deferred to future periods pursuant to FASB No. 66 to coincide with the release of the guarantees.  As a result, gains on sales of real estate, related to Tranche I reported in 2005 was approximately $86.1 million.  Approximately $22.0 million of the cash received was used to repay certain of our secured mortgage indebtedness on September 30, 2005 and approximately $105.7 million of the cash received was used to establish an escrow account with a qualified intermediary for a future exchange of real property pursuant to Section 1031 of the Code (a “Section 1031 Exchange”).  A Section 1031 Exchange allows for the deferral of taxes related to the gain attributable to the sale of property if a qualified replacement property is identified within 45 days and such qualified replacement property is acquired within 180 days from the initial sale.  As described below, on October 7, 2005 we acquired a qualified replacement property for purposes of this Section 1031 Exchange and thereby deferred a portion of the tax gain from the Tranche I sale.

In connection with the foregoing, on September 21, 2005, Reckson Australia Holdings LLC (“Reckson Holdings”), a wholly-owned subsidiary of the Operating Partnership as of December 31, 2006, and Reckson Australia LPT Corporation (“LPT REIT”), a U.S. real estate investment trust which is wholly-owned by Reckson LPT, entered into the Amended and Restated Limited Liability Company Agreement governing the RAOC JV (the “Operating Agreement”).  Pursuant to the Operating Agreement, LPT REIT holds a 75% interest in, and acts as the managing member for, the RAOC JV, and Reckson Holdings holds a 25% non-managing member interest therein.  The Operating Agreement provides that, if at any time additional capital contributions are made to the RAOC JV, Reckson Holdings will have a right to make additional capital contributions up to an amount necessary to maintain its 25% interest therein on the same terms and conditions as such other capital contributions.

As the managing member of the RAOC JV, LPT REIT has the sole responsibility for managing its business and affairs on a day-to-day basis, other than with respect to certain identified “major decisions,” including but not limited to a merger or consolidation involving the RAOC JV, a disposition of all or substantially all of its assets, or the liquidation or dissolution of the RAOC JV.  Such major decisions require the prior written consent of a majority of the non-managing members. As a result of the foregoing, we are accounting for our 25% non-managing member interest in the RAOC JV under the equity method of accounting.   In accordance with the equity method of accounting, our proportionate share of the RAOC JV’s income was approximately $863,000 for the period 2005 and $3.1 million for the year ended December 31, 2006.

On January 6, 2006, Reckson LPT completed the second Tranche of this transaction (“Tranche II”) whereby the Australian JV acquired three of our suburban office properties: 6800 and 6900 Jericho Turnpike, Syosset, NY and 710 Bridgeport Avenue, Shelton, CT, (the “Tranche II Properties”) aggregating approximately 761,000 square feet for approximately $84.6 million, including the assignment of approximately $20.1 million of mortgage debt and approximately $64.5 million in cash.  As a result, gains on sales of real estate related to Tranche II was approximately $35.4 million.  Approximately $25.1 million of sales proceeds was used to establish an escrow account for the purpose of a future Section 1031 Exchange.  During May 2006, we terminated the Section 1031 Exchange and received the sales proceeds previously held by the qualified intermediary, including accrued interest. Such proceeds were used to repay outstanding borrowings under our Credit Facility. The balance of the cash proceeds, received at the time of the sale was used to fund our development activities and for general corporate purposes.  For federal income tax purposes, we recognized a tax gain of approximately $26.7 million. We do not anticipate that such tax gain will require us to distribute more than our regular quarterly distribution in order to satisfy the distribution requirements necessary for the Company to qualify as a REIT.

The Tranche III closing (“Tranche III”), consisting of five of our suburban office properties valued at approximately $111.8 million, closed on October 6, 2006.  The “Tranche III Properties” aggregated approximately 623,000 square feet and consisted of:  520 Broadhollow Road, 50 Marcus Avenue, 1660 Walt Whitman Road, all of which are located in Melville, NY, 580 White Plains Road, Tarrytown, NY and 300 Executive Park Drive, West Orange, NJ.  Proceeds from the Tranche III closing included the assignment of approximately $63.3 million of mortgage debt, additional equity in the Australian JV of approximately $18.3 million and cash of approximately $30.2 million.  Net cash proceeds received were used to repay outstanding borrowings under our Credit Facility and for general corporate purposes.  As discussed below relating to certain guarantees we have made, approximately $3.7 million of the aggregate gain has been deferred to future periods pursuant to FASB No. 66 to coincide with the release of the guarantees.   As a result, gains on sales of real estate related to Tranche III is approximately $29.4 million.

Our Service Companies provided asset management, property management, leasing, construction and other services to the Australian JV.   Affiliates of ours were entitled to transaction fees and ongoing fees for providing services to the Australian JV. During 2006, in connection with the Tranche II and Tranche III closings we earned approximately $1.9 million in transaction related fees. During 2005, in connection with the Tranche I closing we earned approximately $3.6 million in such fees. In addition, we earned approximately $4.1 million and $966,000 of service related fees for the years ended December 31, 2006 and 2005, respectively.  Such amounts were included in investment income and other on our consolidated statements of income. In addition, we also formed Reckson Australia Management Limited (“RAML”), a wholly owned subsidiary, that will manage Reckson LPT and serve as its “Responsible Entity”. The Responsible Entity will be managed by a six member board that includes three independent directors domiciled in Australia and three of the Company’s executive officers.  To address and mitigate any potential conflicts of interest with Reckson LPT or its affiliates the Company has adopted the following policies: (i) all transactions between the Company and Reckson LPT or its affiliates shall require the approval of a majority of the independent directors of both the Company and Reckson LPT, (ii) executive officers and directors of the Company are prohibited from owning equity in Reckson LPT, and  (iii) the adoption of an express policy which mandates that property services and leasing decisions shall be made without regard to the Company’s percentage ownership of any property.

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

In connection with the Tranche I closing, on September 21, 2005, the Company, the Australian JV and LPT REIT entered into an Option Agreement (the “Option Agreement”) pursuant to which we granted the Australian JV options to acquire ten additional properties from the Operating Partnership over a two year period, beginning January 1, 2006.  The properties contain an aggregate of approximately 1.2 million square feet and will be priced based on the fair market value of the properties at the time the option is exercised.   The Option Agreement contains a right of first refusal granting the RAOC JV the right to acquire any option property from Reckson in the event we receive, and are amenable to, an offer from a third party to purchase such option property.  The Option Agreement will terminate under certain circumstances.

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties which were transferred to the Australian JV on October 6, 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. The RAOC JV has met the $100.0 million net worth threshold and there remain approximately $22.4 million of aggregate guarantees outstanding.

In accordance with FASB Statement No. 144, the assets and liabilities of the properties transferred and to be transferred, excluding the option properties, to the Australian JV are classified as held for sale on our consolidated balance sheets, for all periods presented.

During September 2005, we entered into a letter of intent with an entity owned by the owner of the New York Islanders professional hockey team to enter into a 50 / 50 joint venture to potentially develop over five million square feet of office, residential, retail and hotel space located on 77 acres in the Mitchel Field, Long Island sub-market in and around Nassau County’s Veterans Memorial Coliseum.  In March 2006, the joint venture was selected by the County Executive for the development of the 77 acre site.  In May 2006, the County Executive and the joint venture entered into a memorandum of understanding for the development of the site.  In September 2006, the term of the memorandum of understanding was extended through December 29, 2006.    On January 25, 2007, in connection with the SL Green Merger and the Asset Sale, the memo of understanding and potential development rights were transferred. (See Note 14.)

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

As of December 31, 2006, we owned and operated 92 office properties (inclusive of thirty office properties owned through joint ventures) comprising approximately 20.2 million square feet and eight flex properties (inclusive of two flex properties owned through joint ventures) comprising approximately 863,000 square feet located in the New York Tri-State Markets.

We also owned certain land parcels throughout our markets in the New York Tri-State Markets (the “Development Parcels”).  During July 2005, we commenced the ground-up development on one of the Development Parcels of a 37,000 square foot Class A retail property located within our existing six building Landmark Square office park in Stamford, Connecticut. In August 2005, we recommenced the ground-up development of one of the Development Parcels of a 313,000 square foot Class A office building located within our then existing three building office park located in Princeton, NJ. One of our Development Parcels, aggregating approximately 4.1 acres was sold in September 2006 for aggregate consideration of $2.0 million.  As a result, we recognized a gain on sales of real estate of approximately $757,000.  Excluding the foregoing, at December 31, 2006 our inventory of Development Parcels aggregated approximately 309 acres of land in 11 separate parcels in which we had invested approximately $128.5 million.

Management, as of December 31, 2006, has made subjective assessments, as of December 31, 2006, as to the value and recoverability of our investments in the Development Parcels based on current and proposed development plans, market comparable land values and alternative use values. Based on these assessments, we believe there is no impairment to the carrying value of the Development Parcels.

On January 25, 2007, SL Green completed the Asset Sale to the Buyer for a total consideration of approximately $2.0 billion. SL Green caused the Operating Partnership to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of the Operating Partnership located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of the Operating Partnership located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, our Company’s Australian management company (including its Australian licensed responsible entity), and other related entities, and the Operating Partnership and the Operating Partnership subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of the Company in Reckson Asset Partners, LLC, an affiliate of RSVP and all of the Operating Partnership’s rights in and to certain loans made by the Operating Partnership to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of the Operating Partnership that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

Discontinued Operations

During the twelve month period ended December 31, 2006 we sold two of our operating properties and one parcel of land.   We have classified their results of operations, for all periods presented, and gains from their sales, as discontinued operations on our consolidated statements of income.

The following table sets forth those assets and liabilities classified on our balances sheets as held for sale (in 000’s):

	December 31, 2006		December 31, 2005
	Assets	Liabilities	Assets	Liabilities
Properties held for sale at December 31, 2005 and sold during 2006:
Eight operating properties to be sold to the RAOC JV	$—	$—	$101,740	$84,326
One Orlando Centre located in Orlando, Florida	—	—	59,457	56
3 Gannett Drive located in Westchester, NY	—	—	31,977	190
Land parcel located in Long Island, New York	—	—	1,123	—

Totals	$—	$—	$194,297	$84,572

The following table sets forth the income from discontinued operations and the related net gains on sales of real estate for those properties sold during the years ended December 31, 2006, 2005 and 2004 (in 000’s and net of minority and limited partners interests):

	Year ended December 31,
	2006	2005	2004
Income (loss) from discontinued operations:
One Orlando Centre located in Orlando, Florida	$1,316	$764	$(782)
3 Gannett Drive located in Westchester, NY	213	20	—
Land parcel located on Long Island, NY	(7)	—	—
Properties sold during 2005 and 2004	—	7,145	7,616

Total income from discontinued operations	1,522	7,929	6,834

Gains on sales of real estate:
One Orlando Centre located in Orlando, Florida	9,000	—	—
Land parcel located on Long Island, NY	439	—	—
Properties sold during 2005 and 2004	—	63,039	12,424

Total gains on sales of real estate — discontinued operations	9,439	63,039	12,424

Total discontinued operations	$10,961	$70,968	$19,258

Note Receivable Investments

On March 16, 2005, our wholly-owned subsidiary advanced under separate mezzanine loan agreements, each of which bears interest at 9% per annum, (i) approximately $8.0 million which matures in April 2010 and is secured, in part, by indirect ownership interests in ten suburban office properties located in adjacent office parks in Long Island, NY and (ii) approximately $20.4 million which matures in April 2012 and is secured, in part, by indirect ownership interests in twenty-two suburban office properties located in adjacent office parks in Long Island, NY. Each mezzanine loan is additionally secured by other guaranties, pledges and assurances and is pre-payable without penalty after 18 months from the initial funding. We made these investments through a borrowing under our Credit Facility.

On September 30, 2005, we advanced $20.0 million to entities that are each controlled by Cappelli Enterprises under a junior mezzanine loan. This mezzanine loan bore interest at 15.0% per annum, was secured by a subordinate pledge of an indirect ownership interest in a 550,000 square foot office condominium in a Class A office tower located at 1166 Avenue of the Americas, New York, NY and had a scheduled maturity date of March 31, 2006.  As described below, during May 2005, we made a $55.3 million participating loan investment secured by interests in this property (including the interests securing this new mezzanine loan).  We also advanced a $10.0 million bridge loan to Louis Cappelli, an affiliate, under a promissory note (the “Promissory Note”) in anticipation of closing a longer-term structured finance transaction.  The Promissory Note bore interest at 4.86% per annum, matured on November 30, 2005, was secured by a security interest in a reserve account owned by the borrower and was pre-payable in whole or in part without penalty.  These investments were funded through a borrowing under our Credit Facility.  On November 30, 2005, the Promissory Note was repaid, we advanced an additional $5.0 million under the mezzanine loan and adjusted its interest rate to 17.5% per annum and extended its maturity date to November 30, 2009.  The refinanced junior mezzanine loan is secured by interests in the 1166 Avenue of the Americas condominium and guaranteed by Mr. Cappelli.

On October 7, 2005, our wholly-owned subsidiary advanced under a second mortgage loan agreement $10.0 million to an entity which owns a 60,000 square foot office property located on Madison Avenue in New York City which is currently slated for residential conversion. The borrower is an affiliate of the seller of EAB Plaza which we acquired on October 7, 2005.  This mortgage loan bears interest at 20.0% per annum, requires monthly payments of interest only, matures on October 7, 2007 and is secured by the underlying property. The mortgage loan is not pre-payable until the earlier of January 10, 2007 or the sale of the underlying property and upon notice. In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property. In exchange for its services, RCD will receive a development fee of $2.0 million which is payable in equal monthly installments over a two-year period. Interest due under the mortgage note during its term and the entire development fee are currently being held in a segregated account under our control.

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

At December 31, 2006, we had invested approximately $123.4 million in mezzanine loans and approximately $70.9 million in other loan investments (collectively, the “Note Receivable Investments”). In general these investments are secured by a pledge of either a direct or indirect ownership interest in the underlying real estate or leasehold, a first mortgage, other guaranties, pledges and assurances.

The following table sets forth the terms of the mezzanine loans at December 31, 2006 (in 000’s):

Property	Amount	Interest Rate	Funding	Maturity
Long Island office portfolio (d)	$8,031	9.00%	Mar., 2005	Apr., 2010 (a)
Long Island office portfolio (d)	20,356	9.00%	Mar., 2005	Apr., 2012 (a)
72 Madison Avenue, NY, NY (b)	10,000	20.00%	Oct., 2005	Oct., 2007
1166 Avenue of the Americas, NY, NY (c)	25,000	17.50%	Nov., 2005	Nov., 2009
100 Wall Street, NY, NY	30,000	15.00%	Dec., 2005	Dec., 2007
221 Main Street, White Plains, NY (d)	20,000	15.00%	Jul., 2006	Aug., 2009
175 Huguenot Street, New Rochelle, NY (d)	10,000	15.00%	Aug., 2006	Aug., 2009
	$123,387

(a)             Prepayable without penalty.

(b)            In addition to this mortgage loan, Reckson Construction and Development, LLC (“RCD”) entered into a development agreement with the owner of the property to perform certain predevelopment, development and / or other services with respect to the property.  In exchange for its services, RCD received a development fee of $2.0 million which is payable in equal monthly installments over a two-year period which commenced during October 2005.

(c)             Junior mezzanine loan secured by interests in a 550,000 square foot condominium interest.

(d)            Notes sold in the Asset Sale.

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

As of December 31, 2006, we held one other note receivable, which aggregated $1.0 million and carried an interest rate of 10.50% per annum. The Other Note matures on January 31, 2010 and is secured in part by our minority partner’s preferred unit interest in us.

The following table sets forth the terms of our other loan investments at December 31, 2006 (in 000’s):

Property	Amount	Interest Rate	Funding	Maturity
Flex property located in Nassau County, Long Island (e)	$14,188	15.29%	Mar., 2006	Apr., 2008
NYC Class A office condominium interest	55,250	9.00%	May, 2005	Dec., 2020
Other	1,000	10.50%	Oct., 2004	Jan., 2010
Other	500	5.35%	Dec., 2004	Dec., 2009
	$70,938

(e)             50% interest was sold in the Asset Sale.

The following table sets forth the changes in our Note Receivable Investments for each of the periods in the three years ended December 31, 2006 (in thousands):

	2006	2005	2004

Balance at the beginning of period	$174,612	$85,855	$54,986
Additions during the period:
New investments	44,238	148,637	31,500
Interest receivables and related investment costs	4,270	4,212	1,777

Deductions during the period:
Collections / satisfaction of principal	22,081	64,092	2,408

Balance at end of period	$201,039	$174,612	$85,855

As of December 31, 2006, management made subjective assessments as to the underlying security value on the Note Receivable Investments.  These assessments indicate an excess of market value over the carrying value and, based on these assessments, we believe there is no impairment to their carrying value.

7.      Partners’ Capital

A Class A OP Unit and a share of common stock have similar economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership.  As of December 31, 2006, we had issued and outstanding 1,129,733 Class A OP Units and no Class C OP Units.  The Class A OP Units and the Company’s common stock prior to the SL Green Merger received a quarterly distribution of $0.4246 per unit/share.  The Class C OP Units were issued in August 2003 in connection with the contribution of real property to us and prior to the SL Green Merger and while outstanding received a quarterly distribution of $0.4664 per unit.

As of December 31, 2006, the Company had approximately 396,000 shares of its common stock reserved for issuance under its stock option plans at a weighted average exercise price of $22.82 per option.  In addition, as of December 31, 2006, the Company had approximately 2.4 million shares of its common stock reserved for future issuance under its stock option plans.  All options to purchase shares of the Company common stock were cancelled in connection with the SL Green Merger.

During June 2005, we issued $287.5 million aggregate principal amount of 4.00% exchangeable senior debentures due June 15, 2025. The debentures were issued at 98% of par and are exchangeable for shares of common stock of the Company on or after June 15, 2024 at an initial exchange rate of 24.6124 common shares per $1,000 of principal amount of debentures.   The debentures are also exchangeable:  (i) if the market price of the Company’s common stock over a specified period of time is more than 125% of the exchange price per share then in effect; (ii) if the trading price of the debentures over a specified period of time is less than 98% of the product of the closing price of the Company’s shares multiplied by the applicable exchange rate; (iii) during a specified period of time, for any debentures that have been called for redemption; (iv) under certain circumstances, upon the occurrence of a distribution to holders of the Company’s shares of (a) rights to purchase the Company’s common stock at a price below the market price of the Company’s shares or (b) assets, debt securities or rights to purchase the Company’s securities or our securities that have a per share / unit value exceeding 10% of the market price of the Company’s shares; (v) if the Company’s common stock is not listed on a national or regional securities exchange or quoted on NASDAQ for 30 consecutive trading days; or (vi) if we or the Company is party to a consolidation, merger or binding share exchange pursuant to which all of the Company’s common stock would be exchanged for cash, securities or other property.

If exchanged in accordance with their terms, the debentures will be settled in cash up to their principal amount and any remaining exchange value will be settled, at our option, in cash, the Company’s common stock or a combination thereof.  The debentures were guaranteed by the Company.  We have the option to redeem the debentures beginning June 18, 2010 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures at 100% of the principal amount thereof plus accrued and unpaid interest on June 15, 2010, June 15, 2015 and June 15, 2020 or, in the event of certain change in control transactions (including the SL Green Merger as discussed in Note 14), prior to June 15, 2010.

In connection with the SL Green Merger, we entered into a supplemental indenture pursuant to which we elected to change our exchange obligation with respect to the debentures into an obligation to deliver, upon exchange of the debentures, cash, shares of SL Green common stock or combination thereof, at our election.  In connection with the SL Green Merger, SL Green guaranteed all obligations under the debentures.

On February 14, 2007, we announced that, following the SL Green Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

Our limited partners’ minority interest (“Limited Partner Equity”), which is reflected on the accompanying balance sheets, is reported at an amount equal to the limited partners’ ownership percentage of our net equity at the end of the reporting period.  The Limited Partner Equity is adjusted at the end of the period to reflect the ownership percentages at that time. The Limited Partner Equity was approximately 2.3% and 3.2% at December 31, 2006 and December 31, 2005, respectively.

During the year ended December 31, 2006, certain of our limited partners exchanged 264,766 OP Units and 100% or 465,845 Class C OP Units for an equal number of shares of the Company’s common stock.  In addition, 174,643 OP Units were redeemed for approximately $7.8 million.

The following table sets forth our annual distribution rates and distributions paid on each class of its common and preferred units for each of the years ended December 31:

	2006	2005	2004
Class A OP Unit:
Distribution rate	$1.698	$1.698	$1.698
Distributions paid (in thousands)	$145,197	$143,274	$116,320

Class B OP Unit (a):
Distribution rate	$—	$—	$—
Distributions paid (in thousands)	$—	$—	$1,744

Class C OP Unit (b):
Distribution rate	$1.866	$1.866	$1.866
Distributions paid (in thousands)	$766	$860	$866

Series A preferred unit (c):
Distribution rate	$—	$—	$1.906
Distributions paid (in thousands)	$—	$—	$14,988

Series B preferred unit (d):
Distribution rate	$—	$—	$—
Distributions paid (in thousands)	$—	$—	$787

(a)             On November 25, 2003, the Company elected to exchange all of its then outstanding Class B common stock for an equal number of shares of its common stock.  Final cash dividends on the Class B common stock were paid during January 2004, which relate to the period from November 1, 2003 through November 25, 2003.

(b)            Class C OP Units were issued in August 2003 in connection with the contribution of real property to the Operating Partnership.  As of December 31, 2006, all Class C OP Units had been exchanged for an equal number of shares of the Company’s common stock.

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

The Board of Directors of the Company initially authorized the purchase of up to 5.0 million shares of the Company’s common stock.  Transactions conducted on the New York Stock Exchange were effectuated in accordance with the safe harbor provisions of the Securities Exchange Act of 1934.  Since the Board’s initial authorization, the Company has purchased 3,318,600 shares of its common stock for an aggregate purchase price of approximately $71.3 million.  In June 2006, the Board of Directors authorized the re-institution of the Company’s common stock repurchase program, which had been inactive since March 2003.  As of December 31, 2006, the Company did not purchase any of its outstanding common stock under the re-instituted common stock repurchase program.

We had issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, which was subject to reduction based upon terms of their initial issuance (the “Preferred Units”).  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by us in connection with properties contributed to us in 1998.   As a result of the aforementioned reduction, no distributions were being made on the Preferred Units.  In connection with the SL Green Merger, the holder of the Preferred Units transferred the Preferred Units to SL Green Operating Partnership, L.P. (“SLG OP”) in exchange for the issuance of 1,200 preferred units of limited partnership interest in SLG of with substantially similar terms as the Preferred Units.

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

In July 2002, as a result of certain provisions of the Sarbanes-Oxley Act of 2002, we discontinued the use of stock loans in our Long Term Incentive Programs (“LTIP”).  In connection with LTIP grants made prior to the enactment of the Sarbanes-Oxley Act of 2002, the Company as of December 31, 2006, had stock loans outstanding to certain executive officers which were used to purchase 385,000 shares of the Company’s common stock. The stock loans were priced at the market prices of the Company’s common stock at the time of issuance, bear interest at the mid-term Applicable Federal Rate and are secured by the shares purchased.  Such stock loans (including accrued interest) were scheduled to vest and be ratably forgiven each year on the anniversary of the grant date based upon initial vesting periods ranging from seven to ten years.  Such forgiveness was based on continued service and in part on the Company attaining certain annual performance measures.  These stock loans had an initial aggregate weighted average vesting period of approximately nine years.  In connection with the SL Green Merger, in December 2006, the remaining 139,000 shares of common stock subject to the original stock loans which were anticipated to vest between 2007 and 2011 were deemed earned and released to the executive officers.  In addition, the associated stock loans aggregating approximately $2.9 million were forgiven in their entirety.  Approximately $4.6 million and $2.3 million of compensation expense (inclusive of cash payments in respect of taxes payable by the borrower resulting from such forgiveness) was recorded for the years ended December 31, 2006 and 2005, respectively, related to these loans.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

The outstanding stock loan balances due from executive officers aggregated approximately $3.8 million at December 31, 2005 and have been included as a reduction of additional paid in capital on the accompanying consolidated balance sheet.  Other outstanding loans to executive and senior officers at December 31, 2006 and December 31, 2005 amounted to approximately $421,000 and $2.5 million, respectively, and are included in investments in affiliate loans and joint ventures on the accompanying consolidated balance sheets and are primarily related to tax payment advances on stock compensation awards and life insurance contracts made to certain executive and non-executive officers.

In connection with the SL Green Merger, these stock loans were forgiven and the shares of Company common stock that served as collateral for these stock loans was released to the borrower executive officers.  In addition, in connection with the foregiveness of the stock loans, the executive officers received reimbursement in an amount equal to the individual’s aggregate tax liability resulting for such foregiveness and tax treatment.

In November 2002 and March 2003, an award of rights was granted to certain executive officers of the Company (the “2002 Rights” and “2003 Rights,” respectively, and collectively, the “Rights”).  Each Right represented the right to receive, upon vesting, one share of the Company’s common stock if shares are then available for grant under one of the Company’s stock option plans or, if shares were not so available, an amount of cash equivalent to the value of such stock on the vesting date.  The 2002 Rights vested in four equal annual installments beginning on November 14, 2003 (and were fully vested on November 14, 2006).  The 2003 Rights were earned on March 13, 2005 and vest in three equal annual installments beginning on March 13, 2005.  In connection with the SL Green Merger, the 2003 Rights became fully vested.  Dividends on the shares will be held by the Company until such shares become vested, and will be distributed thereafter to the applicable officer.  The 2002 Rights also entitled the holder thereof to cash payments in respect of taxes payable by the holder resulting from the 2002 Rights.  The 2002 Rights aggregated 62,835 shares of the Company’s common stock and the 2003 Rights aggregated 26,040 shares of common stock.  In November 2006, the remaining shares of common stock reserved related to the 2002 Rights, aggregating 15,709 shares were released to the executive officers.  In addition, in connection with the SL Green Merger, in December 2006, 5,788 of the remaining 2003 Rights were deemed earned and released to certain executive officers.  As of December 31, 2006, there remains 2,894 shares of common stock reserved related to the 2003 Rights which were released in January 2007 in connection with the merger.  Approximately $441,000 and $465,000 of compensation expense was recorded for the years ended December 31, 2006 and 2005, respectively, related to the Rights.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.

In March 2003, the Company established a new LTIP for its executive and senior officers (the “2003 LTIP”).  The four-year plan has a core award, which provided for annual stock based compensation based upon continued service and in part based on the Company attaining certain annual performance measures.  The plan also had a special outperformance component in the form of a bonus pool equal to 10% of the total return in excess of a 9% cumulative and compounded annual total return on the Company’s common equity for the period through the four-year anniversary after the date of grant (the “Special Outperformance Pool”).  The aggregate amount payable to such officers from the Special Outperformance Pool was capped at an amount calculated based upon a total cumulative and compounded annual return on the common equity of 15%.  An officer’s special outperformance award represented an allocation of the Special Outperformance Pool and will become vested on the fourth anniversary of the date of grant, provided that the officer remains in continuous employment with the Company or any of its affiliates until such date, and the Company had achieved on a cumulative and compounded basis, during the four fiscal years completed on the applicable anniversary date, a total return to holders of the common equity that (i) is at or above the 60th percentile of the total return to stockholders achieved by members of the peer group during the same period and (ii) equals at least 9% per annum.  Special outperformance awards will be paid in cash; however, the Compensation Committee, in its sole discretion, may elect to pay such an award in shares of common stock, valued at the date of vesting, if shares are available at such time under any of the Company’s existing stock option plans.  The LTIP provided that no dividends or dividend equivalent payments will accrue with respect to the special outperformance awards.  On March 13, 2003, the Company made available 827,776 shares of its common stock under its existing stock option plans in connection with the core award of the 2003 LTIP for certain of its executive and senior officers.  During May 2003, the special outperformance awards of the 2003 LTIP were amended to increase the per share base price above which the four year cumulative return is measured from $18.00 to $22.40.

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

On December 27, 2004, we entered into definitive agreements with certain executive and senior officers of the Company to revise their incentive awards under the 2003 LTIP.  The revised agreements provided for (i) the rescission of the unvested portion of their core awards and (ii) an award in exchange for the rescinded core awards of an equal number of our units of a new class of limited partnership interests (“LTIP Units”).

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

With respect to the 2003 LTIP, the Company met its annual performance measure with respect to the 2006, 2005, 2004 and 2003 annual measurement periods, respectively. As a result, the Company issued to the participants of the 2003 LTIP 69,442, 86,111, 102,779 and 206,944 shares of its common stock, respectively, related to the core component of the 2003 LTIP.

The terms of each award of LTIP Units were substantially similar to those of the core awards under the 2003 LTIP.  The vesting, performance hurdles and timing for vesting remain unchanged.  However, an LTIP Unit represented an equity interest in the Operating Partnership, rather than the Company.  At issuance, the LTIP Unit had no value but may over time accrete to a value equal to (but never greater than) the value of one share of common stock of the Company (a “REIT Share”).  Initially, LTIP Units did not have full parity with OP Units with respect to liquidating distributions.  Upon the occurrence of certain “triggering events” (such as the issuance of additional OP Units by us), we will revalue its assets for the purpose of the capital accounts of its partners and any increase in valuation of our assets from the date of the issuance of the LTIP Units through the “triggering event” will be allocated to the capital accounts of holders of LTIP Units until their capital accounts are equivalent to the capital accounts of holders of OP Units.  If such equivalence was reached, LTIP Units would achieve full parity with OP Units for all purposes, and therefore accrete to an economic value equivalent to REIT Shares on a one-for-one basis.  In addition, if such parity is reached, vested LTIP Units may only be converted into an equal number of OP Units after two years from the date of grant.  However, in the absence of an increase in the value of our assets and the occurrence of “triggering events,” such economic equivalence would not be reached. Until and unless such economic equivalence is reached, the value that the officers will realize for vested LTIP Units will be less than the value of an equal number of REIT Shares.  In addition, LTIP Units are subject to specific performance related vesting requirements.  In addition, unlike core awards under the 2003 LTIP (wherein dividends that accumulate are paid upon vesting), LTIP Units will receive the same quarterly distributions as OP Units on a current basis, thus providing full dividend equivalence with REIT Shares.  Each LTIP Unit awarded is deemed equivalent to an award of one share of common stock reserved under one of the Company’s stock option plans, reducing availability for other equity awards on a one-for-one basis.  At the scheduled March 2005 vesting date, the specified performance hurdles were met, and officers that received LTIP Units received a one-time cash payment that represented payment of the full vested amount of the accrued unpaid dividends under the core award of the 2003 LTIP through December 27, 2004, the issuance date of the LTIP Units. In addition, the officers, in the aggregate, vested in 104,167 LTIP Units.  At the scheduled March 2006 vesting date, the specified performance hurdles were met and officers that received LTIP Units, in the aggregate, vested in 120,833 LTIP Units.  On April 4, 2006 (the “Measurement Date”), as a result of the Company issuing 207,000 LTIP Units (discussed below) a “triggering event” occurred and the Company completed an analysis to determine the increase in the valuation, if any of our assets from the issuance of 362,500 LTIP Units on December 27, 2004 through the Measurement Date and with respect to the issuance of 272,100 LTIP Units issued on March 11, 2005 through the Measurement Date. The results of the analysis indicated that a sufficient increase in value to our assets was achieved. As a result the aforementioned LTIP Units achieved full parity with an OP Unit.  In order to more closely replicate the terms of the core awards being rescinded, the Company also entered into agreements with three executive officers, which provide that in the event of a change of control the executive shall receive the equivalent value of one REIT Share for each LTIP Unit.

For each of the calendar years ended December 31, 2004, 2005 and 2006, following the recommendations of the Compensation Committee, eight senior and executive officers of the Company were awarded, in the aggregate, 272,100 LTIP Units 207,000 LTIP Units and 0 LTIP Units, respectively, for outperformance and to continue to incentivize them for the long-term (the “Restricted Equity Awards”). Initially, the terms of the Restricted Equity Awards were generally consistent with the terms of the 2003 LTIP, including with respect to the impact upon vesting in the event of a change of control.  On June 12, 2006, with respect to the 2005 Restricted Equity Awards, the vesting periods were extended so that they will vest over a four-year period in lieu of a two-year period, provided that the officer remains in continuous employment with the Company until such dates and the Company has achieved certain specified performance requirements during the year ending December 31, 2006. If the performance requirements are not met in 2006, the awards will become vested on any subsequent annual vesting date on which the performance requirements are met on a cumulative and compounded basis. In addition, with respect to the 2004 Restricted Equity Award to Scott Rechler, the Company’s Chief Executive Officer, as of December 31, 2006 was similarly extended provided that Mr. Rechler remains in continuous employment with the Company.

As a result of the foregoing, there remained 616,600 shares of common stock reserved for issuance with respect to the issuance of LTIP Units.  With respect to the core award of the 2003 LTIP, the Company recorded approximately $1.2 million of compensation expense for each of the years ended December 31, 2006 and 2005, respectively. In addition, with respect to the LTIP Units and the Restricted Equity Awards, the Company recorded compensation expense of approximately $3.9 million and $2.9 million, respectively, for the years ended December 31, 2006 and 2005.  Such amounts have been included in marketing, general and administrative expenses on the accompanying consolidated statements of income.   Based on the terms of the 2003 LTIP, potential outcomes of the Special Outperformance Pool are estimated to range from $0, assuming the requisite four year cumulative performance measures are not met, to a maximum of approximately $35.5 million, assuming relative peer group performance measures are met and a cap of 15% cumulative and compounded return on common equity.   As of December 31, 2006, we have accrued approximately $33.7 million of compensation expense with respect to the Special Outperformance Pool of which $10.2 million was accrued during the year ended December 31, 2006. This amount is calculated based on the performance criteria having been met .  The accrual represents approximately 95% of the total estimated Special Outperformance Pool reflecting the service period through December 31, 2006.  During January 2007, in connection with the SL Green Merger, the Company paid, in cash, approximately $35.5 million to the participants of the Special Outperformance Pool.

On January 25, 2007, in connection with the SL Green Merger, certain executive officers of the Company waived approximately 443,000 of their LTIP Units.  The remaining balance of LTIP Units, regardless of their vesting status, were deemed earned.

In connection with the SL Green Merger, all unvested LTIP Units (other than certain LTIP Units held by Messrs. Rechler, Maturo and Barnett, the vesting and payment rights with respect thereto were waived by such individuals in connection with the SL Green Merger), became fully vested.

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

8.  RELATED PARTY TRANSACTIONS

In connection with the Company’s IPO, we were granted an option to acquire the property located at 225 Broadhollow Road (the “225 Property”)   which is owned by certain Rechler family members including Scott H. Rechler, our CEO at December 31, 2006, at a price based upon an agreed upon formula.  Reckson Management Group, Inc. (“RMG”) was  obligated to the owner of the 225 Property under an operating lease through November 2006 at an annual base rent of approximately $809,000. The lease was for approximately 26,000 square feet of office space and was used as our corporate headquarters. In August 2006 we relocated our corporate headquarters to Reckson Plaza, a wholly owned property located in Uniondale, Long Island. During June 2006, we incurred approximately $211,000 of expense related to the repair of certain HVAC equipment at the 225 Property.  Such expenditure was approved by the independent members of the Company’s Board of Directors.  RMG currently leases 10,722 square feet of warehouse space used for equipment, materials and inventory storage at a property owned by certain members of the Rechler family at an annual base rent of approximately $81,000.  In addition, commencing April 1, 2004, RCD leased approximately 17,000 square feet of space at the 225 Property at an annual base rent of approximately $507,000, which terminated on September 30, 2006.  RCD had sub-let the entire 17,000 square feet to a third party for approximately $35,000 per month through RCD’s September 2006 lease termination date.  RCD also relocated to Reckson Plaza in August 2006.

During the years ended December 31, 2006 and 2005, RCD billed approximately $106,000 and $31,000, respectively, of market rate services and RMG billed approximately $307,000 and $285,000, respectively, of market rate management fees to certain properties owned by members of the Rechler family including Scott H. Rechler.

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

A company affiliated with an independent director of the Company, as of December 31, 2006, previously leased 15,566 square feet in a property owned by us at an annual base rent of approximately $430,000.  Since the lease’s expiration, the lessee has been operating consistent with terms of the expired lease.   In addition, this property was sold by us to the Buyer in connection with the SL Green Merger.

We had a net investment of approximately $55.2 million in loans and REIT-qualified joint ventures with FrontLine Capital Group (“FrontLine”) and Reckson Strategic Venture Partners, LLC (“RSVP”), a real estate venture capital fund whose common equity is held indirectly by FrontLine (collectively, the “RSVP / FLCG Investments”). Frontline was formed by the

Company in 1997. The net carrying value of the RSVP / FLCG Investments was reassessed with no change by management at December 31, 2006 and is included in investments in affiliate loans and joint ventures on our consolidated balance sheets.

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

Scott H. Rechler, who serverd as CEO and Chairman of the Board of Directors as of December 31, 2006, serves as CEO and is FrontLine’s sole board member.  Mr. Rechler also serves, as of December 31, 2006,  as a member of the management committee of RSVP.

We sold the RSVP / FLCG Investments to the Buyer in the Asset Sale.

In November 2004, a joint venture in which RSVP owns approximately 47% executed a binding agreement to contribute its Catskills, NY resort properties (excluding residentially zoned land) to Empire Resorts Inc. (NASDAQ: NYNY) (“Empire”) for consideration of 18.0 million shares of Empire’s common stock and the right to appoint five members of their Board of Directors.  On December 29, 2005, the agreement was terminated and the joint venture received options to purchase approximately 5.2 million shares of common stock of Empire at a price of $7.50 per share. The options were exercisable through December 29, 2006. Prior to their expiration, the RSVP joint venture exercised 2.5 million of the options, agreed to extend the termination of 1.0 million of the options for one year and allowed 1.7 million of the options to expire.  On March 19, 2007, the closing price of a share of Empire’s common stock was $9.02 per share.

We have discontinued the accrual of interest income with respect to these loans from our share of GAAP equity in earnings, if any, from the RSVP-controlled REIT-qualified joint ventures until such income is realized through cash distributions.

9.                    FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” management has made the following disclosures of estimated fair value at December 31, 2006 as required by FASB Statement No. 107.

Cash and cash equivalents, tenant receivables, prepaid expenses and other assets, accrued expenses and other liabilities, and tenant security deposits and variable rate debts are carried at amounts which reasonably approximate their fair values.

The fair value of our long-term debt and Notes Receivable Investments is estimated based on discounting future cash flows at interest rates that management believes reflects the risks associated with long-term debt and notes receivable of similar risk and duration.  At December 31, 2006, the estimated aggregate fair value of our Notes Receivable Investments approximated their carrying value and the aggregate fair value of our long term debt exceeded its carrying value by approximately $72.9 million.

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

Contractual future minimum rents to be received over the next five years and thereafter from leases in effect at December 31, 2006 are as follows and does not take into account the sale of certain of our properties in the Asset Sale or otherwise (in 000’s):

2007	$443,287
2008	436,011
2009	415,496
2010	379,735
2011	328,932
Thereafter	1,890,477
$3,893,938

11.    Segment Disclosure

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  In addition, historical amounts have been adjusted to give effect to our operations in accordance with Statement No. 144.

The following table set forth the components of our revenues and expenses and other related disclosures, as required by FASB Statement No. 131, “Disclosures About Segments of an Enterprise and Related Information,” for the year ended December 31, 2006 and does not take into account the sale of certain of our properties in the Asset Sale or otherwise (in 000’s):

	2006
	Core Portfolio	Other	Consolidated Totals
Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$556,543	$—	$556,543

Expenses:
Property operating expenses	250,678	—	250,678
Marketing, general and administrative	19,816	32,777	52,593
Depreciation and amortization	131,858	3,096	134,954
Total operating expenses	402,352	35,873	438,225
Operating income (loss)	154,191	(35,873)	118,318
Non-Operating Income and Expenses
Gains on sales of real estate	63,640	—	63,640
Investment income and other	4,952	38,008	42,960
Interest:
Expense	(24,208)	(84,810)	(109,018)
Amortization of deferred financing costs	(1,506)	(2,806)	(4,312)
Long term incentive compensation expense	—	(10,169)	(10,169)
Merger costs	—	(56,896)	(56,896)
Total non-operating income and expenses	42,878	(116,673)	(73,795)
Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$197,069	$(152,546)	$44,523

Total assets	$3,392,396	$354,435	$3,746,831

	2005
	Core Portfolio	Other	Consolidated Totals
Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$546,148	$—	$546,148

Expenses:
Property operating expenses	219,041	—	219,041
Marketing, general and administrative	17,511	14,927	32,438
Depreciation and amortization	125,213	1,449	126,662
Total operating expenses	361,765	16,376	378,141
Operating income (loss)	184,383	(16,376)	168,007
Non-Operating Income and Expenses
Gains on sales of real estate	92,130	—	92,130
Investment income and other	4,645	21,260	25,905
Interest:
Expense	(39,464)	(71,427)	(110,891)
Amortization of deferred financing costs	(1,426)	(2,740)	(4,166)
Long term incentive compensation expense	—	(23,534)	(23,534)
Total non-operating income and expenses	55,885	(76,441)	(20,556)
Income (loss) before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$240,268	$(92,817)	$147,451

Total assets	$3,268,531	$547,928	$3,816,459

	2004
	Core Portfolio	Other	Consolidated Totals
Property Operating Revenues:
Base rents, tenant escalations and reimbursements	$493,381	$—	$493,381

Expenses:
Property operating expenses	199,133	—	199,133
Marketing, general and administrative	16,469	13,498	29,967
Depreciation and amortization	110,210	1,555	111,765
Total operating expenses	325,812	15,053	340,865
Operating income (loss)	167,569	(15,053)	152,516
Non-Operating Income and Expenses
Investment income and other	9,459	9,584	19,043
Interest:
Expense	(56,978)	(38,942)	(95,920)
Amortization of deferred financing costs	(1,021)	(2,700)	(3,721)
Total non-operating income and expenses	(48,540)	(32,058)	(80,598)

Income (loss) before minority interests, preferred distributions, equity in earnings of a real estate joint venture and discontinued operations	$119,029	$(47,111)	$71,918

Total assets	$2,524,825	$646,541	$3,171,366

12.    NON-CASH INVESTING AND FINANCING ACTIVITIES

Additional supplemental disclosures of non-cash investing and financing activities are as follows:

On January 1, 2005 and March 14, 2005, certain of our limited partners exchanged 263,340 OP Units and 513,259 OP Units, respectively, for an equal number of shares of the Company’s common stock which were valued at approximately $24.8 million, in the aggregate.

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

During the year ended December 31, 2006, certain of our limited partners exchanged 264,766 OP Units and 100% or 465,845 Class C OP Units for an equal number of shares of the Company’s common stock.

13.             COMMITMENTS AND CONTINGENCIES

In connection with the mortgage indebtedness securing nine of the Tranche I properties, which were transferred to the Australian JV on September 21, 2005, and three of the Tranche III properties transferred to the Australian JV during October 2006, we have guaranteed to the lender certain customary non-recourse carve-outs, as well as certain obligations relating to the potential termination of a number of leases at four of these properties. We have also guaranteed to the lender certain capital requirements related to these properties. We will be relieved of the customary non-recourse carve-outs and capital requirements upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $100.0 million. We will be relieved of all but two of the lease related obligations upon transfer of the respective properties to the Australian JV and the Australian JV meeting a net worth test of at least $200.0 million. The Australian JV has agreed to indemnify us for any loss, cost or damage it may incur pursuant to our guaranty of these obligations. As of December 31, 2006, the Australian JV met the $100.0 million net worth threshold and there remain approximately $22.4 million of aggregate guarantees outstanding.

14.                   MERGER WITH SL GREEN REALTY CORP

On August 3, 2006, the Company, the Operating Partnership, SL Green Realty Corp. (“SL Green”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC and Wyoming Acquisition Partnership LP entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, the Company will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the SL Green Merger as the surviving entity.  The Company called a special meeting of shareholders to be held at 10:30 a.m. local time on November 22, 2006 at which it sought stockholder approval of the Merger Agreement and the transactions contemplated thereby.  Stockholders of record as of the close of business on October 13, 2006 will be entitled to vote at the special meeting.  At the effective time of the SL Green Merger, each of the issued and outstanding shares of common stock of the Company will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of Parent (the “Merger Consideration”).

In addition, under the terms of the Merger Agreement, Wyoming Acquisition LP will merge with and into the Operating Partnership (the “Partnership Merger”), with the Operating Partnership continuing after the Partnership Merger as the surviving entity. At the effective time of the Partnership Merger, each common unit in the Operating Partnership will be converted into the right to receive the applicable amount of Merger Consideration, in respect of the number of shares of Reckson common stock issuable upon exchange of each such common unit in accordance with the Amended and Restated Agreement of Limited Partnership of the Operating Partnership as if such common units were converted or exchanged for an equal number of Reckson common shares immediately prior to the effective time of the SL Green Merger.

Consummation of the SL Green Merger was subject to customary conditions, including the approval of the SL Green Merger by the holders of the Company’s common stock, the registration of SL Green’s shares of common stock to be issued in the SL Green Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the SL Green Merger.  In addition, each party’s obligation to consummate the SL Green Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions with respect to each other’s status as a real estate investment trust.

Since August 4, 2006, six purported class action lawsuits have been filed by alleged Reckson stockholders in Maryland state and New York state courts, seeking to enjoin the Merger and acquisition by New Venture MRE, LLC (the “Asset Purchasing Venture,” an entity of which Scott Rechler, Michael Maturo, Jason Barnett and Marathon Asset Management, LLC (“Marathon”) are members) of certain assets of Reckson:  Sheldon Pittleman v. Reckson Associates Realty Corp. et al., No. 24-C-06-006323 (Circuit Court of Maryland, Baltimore City); John Borsch v. Scott H. Rechler et al., No. 24-C-06-006451 (Circuit Court of Maryland, Baltimore City); Mary Teitelbaum v. Reckson Associates Realty Corp. et al., No. 24-C-06-006937 (Circuit Court of Maryland, Baltimore City); Robert Lowinger v. Reckson Association Realty Corp. et al., No. 06-012524 (Supreme Court of the State of New York, Nassau County); Lawrence Lighter v. Scott H. Rechler et al., No. 06-CV-012738 (Supreme Court of the State of New York, Nassau County); and Pauline Phillips v. Scott H. Rechler et al., No. 06-12871 (Supreme Court of the State of New York, Nassau County).  (As noted below, the Lighter action has since been re-filed in the Circuit Court of Maryland, Baltimore City.)  The lawsuits also seek damages, attorneys’ fees and costs. The plaintiffs in these lawsuits allege that the Asset Purchasing Venture obtained SL Green’s agreement to sell Reckson assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Reckson board’s approval of allegedly inadequate merger consideration. The plaintiffs assert claims of breach of fiduciary duty against Reckson and its directors, and, in the case of the Lowinger, Pittleman and Teitelbaum lawsuits, claims of aiding and abetting breach of fiduciary duty against SL Green.

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

On October 6, 2006 an amended complaint was filed in the Lowinger action in New York state court. In addition to the defendants named and claims asserted in the original Lowinger complaint, the amended complaint names Jason Barnett (who was the Corporation’s Senior Executive Vice President, General Counsel and Secretary), Marathon and the Asset Purchasing Venture as additional defendants. The amended complaint also asserts claims for breach of fiduciary duty against Mr. Barnett, and claims for aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture. The amended complaint also asserts that Reckson, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006. The amended complaint alleges that the preliminary proxy statement/prospectus failed to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of Reckson, the value of Reckson’s Long Island assets, the expected future value of the SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors.  On October 24, 2006, the New York state court denied defendants’ motion to dismiss or stay the Lowinger action and also denied the plaintiff’s motion for expedited discovery.  On October 31, 2006, defendants removed the Lowinger action to the United States District Court for the Eastern District of New York.  On November 10, 2006, the plaintiff in the Lowinger action voluntarily dismissed that action.

On November 3, 2006, the plaintiff in the Phillips action pending in New York state court moved for a preliminary injunction, seeking to block the proposed SL Green Merger and the shareholder vote thereon and to require Reckson to conduct an additional auction process for the assets to be acquired by the Asset Purchasing Venture.  On November 6, 2006, defendants removed the Phillips action to the United States District Court for the Eastern District of New York.  On November 15, 2006, the Phillips action was remanded to the New York state court.  After defendants subsequently filed their papers in opposition to plaintiff’s motion for a preliminary injunction in the Phillips action, the plaintiff in the Phillips action agreed to withdraw her preliminary injunction motion without prejudice.

On November 20, 2006, the New York state court held a conference in the Phillips action, and adjourned any further proceedings to November 27, 2006.  On November 27, 2006, the New York state court held a conference in the Phillips action, and adjourned any further proceedings to December 5, 2006.  On December 5, 2006, the New York state court held a status conference in the Phillips action.

On December 6, 2006, Reckson and SL Green announced that they had reached an agreement in principle with the plaintiffs to settle the pending class action lawsuits relating to the SL Green Merger.  The settlement, which is subject to documentation and court approval, provides (1) for certain contingent profit sharing participation for Reckson shareholders relating to specified assets, (2) that if the merger closes on or before December 31, 2006, the Reckson shareholders will receive the full fourth quarter dividend, (3) for potential payments to Reckson shareholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain long island industrial properties in a prior transaction, and (4) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

During January 2007, in connection with the SL Green Merger, the Operating Partnership sold 1350 Avenue of the Americas to SL Green for $450 million.  This acquistion was completed pursuant to the Merger Agreement with SL Green and was undertaken to facilitate SL Green’s completion of a tax-free like-kind exchange of 286 and 290 Madison Avenue and 1140 Avenue of the Americas, which had been sold in 2006.

In January 2007, we were acquired by SL Green for approximately $6.0 billion, inclusive of transaction costs.  Simultaneously, SL Green Realty Corp. sold approximately $2.0 billion of our assets to an Asset-Purchasing Venture which includes certain former members of our senior management.  The transaction includes the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.  In connection with the acquisition, approximately 9.0 million shares of SL Green common stock were issued, closed on $298.0 million of new mortgage financing and a $500.0 million term loan, and assumed approximately $238.6 million of mortgage debt, approximately $967.8 million of public unsecured notes and approximately $287.5 million of public convertible debt.  In connection with the Asset Sale, loans totaling $215.0 million were made to the asset-purchasing venture.  All or a portion of these loans may be syndicated.

In connection with the SL Green Merger the Company incurred approximately $56.9 million of related costs which have been included on the accompanying consolidated statements of income for the year ended December 31, 2006. These costs consisted of approximately $46.5 million of costs related to the termination of the employment contracts of three former executives of the company, $9.9 million of legal, professional and advisory fees and approximately $491,000 of other sundry costs.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following summary represents our results of operations for each fiscal quarter during 2006 and 2005 (in 000’s, except unit amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total property operating revenues	$135,153	$147,810	$140,894	$132,686
Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$52,835	$22,680	$11,258	$(42,250)
Minority interests	(4,460)	(4,052)	(3,206)	(1,972)
Equity in earnings of real estate joint ventures	396	1,815	678	792
Discontinued operations (net of minority interests)	10,411	(51)	757	(156)

Net income (loss) allocable to common unitholders	$59,182	$20,392	$9,487	$(43,586)
Net income (loss) allocable to:
Common unitholders	$58,826	$20,271	$9,442	$(43,546)
Class C common unitholders	356	121	45	(40)
Total	$59,182	$20,392	$9,487	$(43,586)
Net income (loss) per weighted average common unit:
Common	$.70	$.24	$.11	$(.51)
Class C common	$.76	$.26	$.12	$(.58)

Weighted average common units outstanding:
Common	84,628,000	84,760,000	84,866,000	85,218,000
Class C common	466,000	460,000	368,000	69,000

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Total property operating revenues as previously reported	$135,884	$141,802	$145,293	$136,840
Property operating revenues from discontinued operations (a)	(5,696)	(6,431)	(1,544)	—

Total property operating revenues (b)	$130,188	$135,371	$143,749	$136,840
Income before minority interests, equity in earnings of real estate joint ventures and discontinued operations	$19,606	$20,154	$105,270	$2,421
Minority interests	(3,857)	(3,971)	(4,497)	(4,373)
Equity in earnings of real estate joint ventures	151	83	248	889
Discontinued operations (net of minority interests)	2,153	2,070	15,459	51,286
Net income allocable to common unitholders	$18,053	$18,336	$116,480	$50,223

Net income allocable to:
Common unitholders	$17,944	$18,225	$115,777	$49,919
Class C common unitholders	109	111	703	304
Total	$18,053	$18,336	$116,480	$50,223
Net income per weighted average common unit:
Common	$0.21	$0.22	$1.38	$0.59
Class C common	$0.23	$0.24	$1.51	$0.65

Weighted average common units outstanding:
Common	83,847,000	83,999,000	84,162,000	84,386,000
Class C common	466,000	466,000	466,000	466,000

(a)             Excludes revenues from discontinued operations which were previously excluded from total revenues as previously reported.

(b)            Amounts have been adjusted to give effect to our discontinued operations in accordance with Statement No. 144.

Reckson Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
(in 000’s)

The changes in real estate for each of the periods in the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Real estate balance at beginning of period	$3,476,415	$3,195,064	$2,689,812
Improvements / revaluations	313,697	216,443	91,903
Disposals, including write-off of fully depreciated building improvements	(140,238)	(798,361)	(2,641)
Properties held for sale	—	(171,352)	(35)
Acquisitions	—	1,034,621	416,025
Balance at end of period	$3,649,874	$3,476,415	$3,195,064

The changes in accumulated depreciation exclusive of amounts relating to equipment, autos, furniture and fixtures, for each of the periods in the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Balance at beginning of period	$522,994	$551,018	$449,043
Depreciation for period	134,507	120,756	103,745
Disposals, including write-off of fully depreciated building improvements	(22,965)	(93,862)	(1,330)
Accumulated depreciation on assets held for sale	—	(54,918)	(440)
Balance at end of period	$634,536	$522,994	$551,018

RECKSON ASSOCIATES REALTY CORP.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

(in 000’s)

COLUMN A	COLUMN B	COLUMN C		COLUMN D
		INITIAL COST		COST CAPITALIZED SUBSEQUENT TO ACQUISITION
DESCRIPTION	ENCUMBRANCE	LAND	BUILDINGS AND IMPROVEMENTS	LAND	BUILDINGS AND IMPROVEMENTS

50 Charles Lindbergh Blvd., Mitchel Field, New York	—	—	12,089	—	8,772
48 South Service Road Melville, New York	—	1,652	10,245		8,253
395 North Service Road Melville, New York	—	—	15,551	—	10,268
333 Earl Ovington Blvd., (Omni) Mitchel Field, New York	49,377	—	67,221	—	70,491
40 Cragwood Road South Plainfield, New Jersey	—	725	7,131		7,671
60 Charles Lindbergh Blvd., Mitchel Field, New York	—	—	20,800	—	11,017
Landmark Square Stamford, Connecticut		12,435	64,466		52,802
One Eagle Rock, East Hanover, New Jersey	—	803	7,563		5,543
3 University Plaza Hackensack, New Jersey	—	7,894	11,846		4,120
Reckson Executive Park Ryebrook, New York	—	18,343	55,028		13,471
100 Forge Way Rockaway, New Jersey	—	315	902		170
200 Forge Way Rockaway, New Jersey	—	1,128	3,227		597
300 Forge Way Rockaway, New Jersey	—	376	1,075		471
400 Forge Way Rockaway, New Jersey	—	1,142	3,267		321
51 Charles Lindburgh Blvd., Mitchel Field, New York	—	—	12,185	—	332
100 Summit Drive Valhalla, New York	12,788	3,007	41,351		7,013
115/117 Stevens Avenue Valhalla, New York	—	1,094	22,490		2,670
200 Summit Lake Drive Valhalla, New York	—	4,343	37,305		11,990
140 Grand Street White Plains, New York	—	1,932	18,744		1,119
500 Summit Lake Drive Valhalla, New York	—	7,052	37,309		8,897
120 W.45th Street New York, New York	—	28,757	162,809	7,658	12,276
1255 Broad Street Clifton, New Jersey	—	1,329	15,869		4,453
810 7th Avenue New York, New York	75,913	26,984	152,767	117	27,605
1350 Avenue of the Americas New York, New York	—	19,222	109,168		26,896
919 3rd Avenue New York, New York	235,113	101,644	205,736	12,795	107,786
360 Hamilton Avenue White Plains, New York	—	2,838	34,606		24,691
275 Broadhollow Road Melville, New York	14,774	3,850	12,958	972	11,281
90 Merrick Avenue East Meadow, New York	18,123	—	23,804	—	9,300
120 White Plains Rd Tarrytown, New York	—	3,852	24,861		5,862
100 White Plains Road Tarrytown, New York	—	79	472		79
51 JFK Parkway Short Hills, New Jersey	—	10,053	62,504		2,744
680 Washington Blvd Stamford, Connecticut	—	4,561	23,698		1,608
750 Washington Blvd Stamford, Connecticut	—	7,527	31,940		1,076
1305 Walt Whitman Road Melville, New York	—	3,934	24,040		906
58 South Service Road Melville, New York	—	1,061	0	6,888	45,472
103 JFK Parkway Short Hills, New Jersey	—	3,098	18,011	217	11,399
1055 Washington Blvd Stamford, Connecticut	—	—	31,637		2,812
3 Giralda Farms Chatham, New Jersey	—	5,675	17,028		6,218
44 Whippany Chatham, New Jersey	—	7,500	22,006		1,333
1185 Avenue of the Americas New York, New York	—	—	322,180		39,397
300 Broadhollow Road Melville, New York	—	10,250	31,386		3,491
32 Windsor Islip, New York	—	32	321		50
101 JFK Expressway Short Hills, New Jersey	—	4,647	25,878	274	17,554
7 Giralda Avenue Madison, New Jersey	—	16,110	34,314		39
Reckson Plaza Uniondale, New York	—	—	223,500		12,294
711 Westchester Avenue White Plains, New York	12,525	5,650	18,202		113
701 Westchester Avenue White Plains, New York	—	6,249	20,193		88
707 Westchester Avenue White Plains, New York	—	5,300	15,722		2,037
709 Westchester Ave White Plains, New York	—	4,821	13,992		730
777 Westchester Ave White Plains, New York	—	4,806	15,606		205
1025 Westchester Avenue White Plains, New York	—	3,672	10,664		76
925 Westchester Avenue White Plains, New York	—	3,667	11,101		236
2500 Westchester Avenue White Plains, New York	—	6,560	18,838		352
2700 Westchester Avenue White Plains, New York	—	4,608	13,082		355
105 Corporate Park Drive White Plains, New York	—	3,394	10,782
106 Corporate Park Drive White Plains, New York	—	4,067	12,395
108 Corporate Park Drive White Plains, New York	—	4,242	13,106
110 Corporate Park Drive White Plains, New York	—	1,538	4,296
100 Campus Drive Princeton, New Jersey	—	670	1,813		1,219
104 Campus Drive Princeton, New Jersey	—	1,819	4,917		1,221
115 Campus Drive Princeton, New Jersey	—	798	2,158		373
99 Cherry Hill Road Parsippany, New Jersey	—	2,360	7,508	5	2,793
119 Cherry Hill Road Parsippany, New Jersey	—	2,512	7,622	6	2,105
520 White Plains Tarrytown, New York	—	3,462	19,617	387	7,983
1 Giralda Farms Madison, New Jersey	—	6,063	26,951

Land held for development	—	128,504
Developments in progress	—	—	133,881
Other property	—	—		—	24,319
Total	$ 418,613	$ 530,006	$ 2,443,734	$ 29,319	$ 646,815

COLUMN A	COLUMN E			COLUMN F	COLUMN G	COLUMN H	COLUMN I
	GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
DESCRIPTION	LAND	BUILDINGS AND IMPROVEMENTS	TOTAL	ACCUMULATED DEPRECIATION	DATE OF CONSTRUCTION	DATE ACQUIRED	LIFE ON WHICH DEPRECIATION IS COMPUTED

50 Charles Lindbergh Blvd., Mitchel Field, New York	—	20,861	20,861	14,719	1984	1984	10-30 Years
48 South Service Road Melville, New York	1,652	18,498	20,150	11,692	1986	1986	10-30 Years
395 North Service Road Melville, New York	—	25,819	25,819	16,436	1988	1988	10-30 Years
333 Earl Ovington Blvd., (Omni) Mitchel Field, New York	—	137,712	137,712	46,782	1990	1995	10-30 Years
40 Cragwood Road South Plainfield, New Jersey	725	14,802	15,527	10,674	1970	1983	10-30 Years
60 Charles Lindbergh Blvd., Mitchel Field, New York	—	31,817	31,817	9,375	1989	1996	10-30 Years
Landmark Square Stamford, Connecticut	12,435	117,268	129,703	35,986	1973-1984	1996	10-30 Years
One Eagle Rock, East Hanover, New Jersey	803	13,106	13,909	5,760	1986	1997	10-30 Years
3 University Plaza Hackensack, New Jersey	7,894	15,966	23,860	5,769	1985	1997	10-30 Years
Reckson Executive Park Ryebrook, New York	18,343	68,499	86,842	20,078	1983-1986	1997	10-30 Years
100 Forge Way Rockaway, New Jersey	315	1,072	1,387	346	1986	1998	10-30 Years
200 Forge Way Rockaway, New Jersey	1,128	3,824	4,952	1,318	1989	1998	10-30 Years
300 Forge Way Rockaway, New Jersey	376	1,546	1,922	586	1989	1998	10-30 Years
400 Forge Way Rockaway, New Jersey	1,142	3,588	4,730	1,056	1989	1998	10-30 Years
51 Charles Linderburgh Blvd., Mitchel Field, New York	—	12,517	12,517	3,964	1981	1998	10-30 Years
100 Summit Drive Valhalla, New York	3,007	48,364	51,371	15,143	1988	1998	10-30 Years
115/117 Stevens Avenue Valhalla, New York	1,094	25,160	26,254	7,547	1984	1998	10-30 Years
200 Summit Lake Drive Valhalla, New York	4,343	49,295	53,638	16,209	1990	1998	10-30 Years
140 Grand Street White Plains, New York	1,932	19,863	21,795	5,688	1991	1998	10-30 Years
500 Summit Lake Drive Valhalla, New York	7,052	46,206	53,258	16,904	1986	1998	10-30 Years
120 W.45th Street New York, New York	36,415	175,085	211,500	44,522	1998	1999	10-30 Years
1255 Broad Street Clifton, New Jersey	1,329	20,322	21,651	5,930	1999	1999	10-30 Years
810 7th Avenue New York, New York	27,101	180,372	207,473	45,036	1970	1999	10-30 Years
1350 Avenue of the Americas New York, New York	19,222	136,064	155,286	31,911	1966	2000	10-30 Years
919 3rd Avenue New York, New York	114,439	313,522	427,961	62,191	1970	2000	10-30 Years
360 Hamilton Avenue White Plains, New York	2,838	59,297	62,135	16,969	2000	2000	10-30 Years
275 Broadhollow Road Melville, New York	4,822	24,239	29,061	3,515	1970	1997	10-30 Years
90 Merrick Avenue East Meadow, New York	—	33,104	33,104	8,164	1985	1997	10-30 Years
120 White Plains Rd Tarrytown, New York	3,852	30,723	34,575	8,019	1984	1997	10-30 Years
100 White Plains Road Tarrytown, New York	79	551	630	113	1984	1997	10-30 Years
51 JFK Parkway Short Hills, New Jersey	10,053	65,248	75,301	16,794	1988	1998	10-30 Years
680 Washington Blvd Stamford, Connecticut	4,561	25,306	29,867	6,392	1989	1998	10-30 Years
750 Washington Blvd Stamford, Connecticut	7,527	33,016	40,543	8,119	1989	1998	10-30 Years
1305 Walt Whitman Road Melville, New York	3,934	24,946	28,880	7,208	1999	1999	10-30 Years
58 South Service Road Melville, New York	7,949	45,472	53,421	9,227	2001	1998	10-30 Years
103 JFK Parkway Short Hills, New Jersey	3,315	29,410	32,725	8,069	2002	1997	10-30 Years
1055 Washington Blvd Stamford, Connecticut	—	34,449	34,449	3,906	1987	2003	10-30 Years
3 Giralda Farms Chattam, New Jersey	5,675	23,246	28,921	1,942	1990	2004	10-30 Years
44 Whippany Chattam, New Jersey	7,500	23,339	30,839	1,810	1985	2004	10-30 Years
1185 Avenue of the Americas New York, New York	—	361,577	361,577	34,956	1969	2004	10-30 Years
300 Broadhollow Road Melville, New York	10,250	34,877	45,127	2,683	1989	2004	10-30 Years
32 Windsor Islip, New York	32	371	403	367	1971	1971	10-30 Years
101 JFK Expressway Short Hills, New Jersey	4,921	43,432	48,353	11,577	1981	1997	10-30 Years
7 Giralda Avenue Madison, New Jersey	16,110	34,353	50,463	2,197	1999	2005	10-30 Years
Reckson Plaza Uniondale, New York	—	235,794	235,794	9,875	1984	2005	10-30 Years
711 Westchester Avenue White Plains, New York	5,650	18,315	23,965	717	1978	2005	10-30 Years
701 Westchester Avenue White Plains, New York	6,249	20,281	26,530	686	1981	2005	10-30 Years
707 Westchester Avenue White Plains, New York	5,300	17,759	23,059	552	1978	2005	10-30 Years
709 Westchester Ave White Plains, New York	4,821	14,722	19,543	475	1979	2005	10-30 Years
777 Westchester Ave White Plains, New York	4,806	15,811	20,617	542	1971	2005	10-30 Years
1025 Westchester Avenue White Plains, New York	3,672	10,740	14,412	358	1977	2005	10-30 Years
925 Westchester Avenue White Plains, New York	3,667	11,337	15,004	374	1977	2005	10-30 Years
2500 Westchester Avenue White Plains, New York	6,560	19,190	25,750	629	1984	2005	10-30 Years
2700 Westchester Avenue White Plains, New York	4,608	13,437	18,045	439	1984	2005	10-30 Years
105 Corporate Park Drive White Plains, New York	3,394	10,782	14,176	362	1985	2005	10-30 Years
106 Corporate Park Drive White Plains, New York	4,067	12,395	16,462	431	1974	2005	10-30 Years
108 Corporate Park Drive White Plains, New York	4,242	13,106	17,348	440	1973	2005	10-30 Years
110 Corporate Park Drive White Plains, New York	1,538	4,296	5,834	144	1977	2005	10-30 Years
100 Campus Drive Princeton, New Jersey	670	3,032	3,702	1,019	1987	1997	10-30 Years
104 Campus Drive Princeton, New Jersey	1,819	6,138	7,957	1,897	1987	1997	10-30 Years
115 Campus Drive Princeton, New Jersey	798	2,531	3,329	789	1987	1997	10-30 Years
99 Cherry Hill Road Parsippany, New Jersey	2,365	10,301	12,666	3,136	1982	1998	10-30 Years
119 Cherry Hill Road Parsippany, New Jersey	2,518	9,727	12,245	2,992	1982	1998	10-30 Years
520 White Plains Tarrytown, New York	3,849	27,600	31,449	8,716	1979	1996	10-30 Years
1 Giralda Farms Madison, New Jersey	6,063	26,951	33,014	1,194	1984	2005	10-30 Years

Land held for development	128,504	—	128,504		N/A	Various	N/A
Developments in progress	—	133,881	133,881	844
Other property	—	24,319	24,319	10,276
Total	$ 559,325	$ 3,090,549	$ 3,649,874	$ 634,536

A       These land parcels, or a portion of the land parcels, on which the building and improvements were constructed are subject to a ground lease.

B       Includes costs incurred to acquire the lessor’s rights to an air rights lease agreement.

The aggregate cost for Federal Income Tax purposes was approximately $3,237 million at December 31, 2006.