Form 10-Q
period 2007-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2007-05-23
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-13762

RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland	11-3233647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip Code)

(212) 594-2700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

As of March 31, 2007, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

INDEX

PART I.         FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

		PAGE
	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) (Successor) and December 31, 2006 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the period January 26, 2007 to March 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended March 31, 2006 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and the three months ended March 31, 2006 (unaudited) (Predecessor)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	24

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	33

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	33

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	33

ITEM 5.	OTHER INFORMATION	33

ITEM 6.	EXHIBITS	33

Signatures		35

PART I.                                                                            FINANCIAL INFORMATION

ITEM 1.                                                                             Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2007	December 31, 2006
	(Successor)	(Predecessor)
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$684,435	$559,325
Building and improvements	3,047,827	3,090,549
	3,732,262	3,649,874
Less: accumulated depreciation	(13,819)	(644,771)
	3,718,443	3,005,103
Cash and cash equivalents	19,612	51,192
Restricted cash	8,286	19,982
Tenant and other receivables	15,527	13,611
Deferred rents receivable	2,351	155,256
Structured finance investments	136,646	198,454
Investments in unconsolidated joint ventures	64,760	53,390
Deferred costs, net	125	88,089
Other assets	54,250	161,754
Total assets	$4,020,000	$3,746,831

Liabilities and Partners’ Capital
Mortgage notes payable	$246,540	$418,613
Revolving credit facility	—	269,000
Unsecured notes	1,256,725	1,255,187
Accrued interest payable and other liabilities	26,119	20,585
Accounts payable and accrued expenses	60,678	142,093
Deferred revenue/gain	—	53,590
Deferred land leases payable	43	10,457
Dividend and distributions payable	—	36,839
Security deposits	5,705	19,217
Total liabilities	1,595,810	2,225,581

Commitments and Contingencies	—	—
Minority interests in other partnerships	401,108	259,736

Partners’ Capital
Preferred Capital	—	1,200
General Partner Capital	2,023,082	1,241,985
Limited Partner Capital	—	16,513
Accumulated other comprehensive income	—	1,816
Total Partners’ Capital	2,023,082	1,261,514
Total Liabilities and Partners’ Capital	$4,020,000	$3,746,831

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands)

	Period January 26 to March 31,	Period January 1 to January 25,	Three months Ended March 31,
	2007	2007	2006
Revenues	(Successor)	(Predecessor)	(Predeccessor)
Rental revenue, net	$46,684	$21,821	$67,335
Escalation and reimbursement	9,719	3,728	12,328
Investment income	3,451	1,201	5,606
Other income	12	—	12,159
Total revenues	59,866	26,750	97,428
Expenses
Operating expenses	13,035	6,921	19,703
Real estate taxes	9,781	4,744	14,043
Ground rent	1,858	699	2,126
Interest	14,453	6,728	25,403
Amortization of deferred financing costs	—	152	1,122
Depreciation and amortization	13,853	5,311	18,954
Merger related costs	—	8,814	—
Marketing, general and administrative	31	5,347	10,840
Total expenses	53,011	38,716	92,191
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on sale, minority interest and discontinued operations	6,855	(11,966)	5,237
Equity in net income from unconsolidated joint venture	230	8	396
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations	7,085	(11,958)	5,633
Gain on sale of real estate	—	—	35,393
Minority interest in other partnerships	(881)	(1,665)	(4,109)
Income (loss) from continuing operations	6,204	(13,623)	36,917
Income from discontinued operations, net	—	2,520	12,747
Gain on sale of real estate from discontinued operations	—	—	9,518
Net income (loss) available to common unitholders	$6,204	$(11,103)	$59,182

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited, and amounts in thousands)

	Three months Ended March 31,	Three months Ended March 31,
	2007	2006
	(Successor)	(Predecessor)
Operating Activities
Net income (loss)	$(4,899)	$59,182
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	4,032	14,667
Depreciation and amortization	19,164	18,954
Gain on sale of real estate	—	(44,982)
Equity in net income from unconsolidated joint ventures	(238)	(120)
Distributions of cumulative earnings from unconsolidated joint venture	238	—
Sale of option to acquire joint venture interest	—	(9,016)
Minority interest in other partnerships	2,546	4,109
Deferred rents receivable	(3,046)	(5,359)
Other non-cash adjustments	4,601	(1,661)
Changes in operating assets and liabilities:
Restricted cash — operations	11,696	(2,982)
Tenant and other receivables	(1,916)	3,915
Deferred lease costs	—	(5,669)
Other assets	91,501	6,017
Accounts payable, accrued expenses and other liabilities	(82,686)	(11,840)
Net cash provided by operating activities	40,993	25,215
Investing Activities
Additions to land, buildings and improvements	(19,631)	(26,740)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,897	2,140
Proceeds from disposition of real estate/ partial interest in property	—	97,054
Proceeds from the Asset Sale	1,978,764	—
Structured finance and other investments net of repayments/participations	4,250	2,303
Net cash provided by investing activities	1,969,280	74,757
Financing Activities
Repayments of mortgage notes payable	(172,072)	(74,800)
Proceeds from revolving credit facilities, term loans and unsecured notes	12,000	537,819
Repayments of revolving credit facilities and term loans	(281,000)	(504,000)
Contributions	34,800	2,098
Other financing activities	(3,119)	(72)
Distributions	(1,632,462)	(39,104)
Net cash used in financing activities	(2,041,853)	(78,059)
Net increase (decrease) in cash and cash equivalents	(31,580)	21,913
Cash and cash equivalents at beginning of period	51,192	12,028
Cash and cash equivalents at end of period	$19,612	$33,941

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.|
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2007

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, is the sole general partner of ROP.  RARC is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.  The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

As of March 31, 2007, ROP was engaged in the ownership, management, operation and development of commercial real estate properties, principally office and also owned land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the Greater New York Area. At March 31,2007, our inventory of development parcels aggregated approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at March 31, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $63.8 million. In addition, ROP also held approximately $136.6 million of structured finance investments.

SL Green and the operating partnership were formed in June 1997.  SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means ROP and all entities owned or controlled by ROP.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of RARC were converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a pro-rated dividend in an amount equal to approximately $0.0977 in cash. SL Green also assumed an aggregate of approximately $226.3 million of ROP mortgage debt, approximately $287.5 million of ROP convertible public debt and approximately $967.8 million of ROP public unsecured notes.  This transaction is referred to herein as the Merger.

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of RARC’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, “Push-Down Accounting.” The effect of applying “push-down accounting” was to restate the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger (See Note 2).

As of March 31, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	98.6%

Suburban	Consolidated properties	19	2,889,900	89.9%

Suburban	Unconsolidated property	1	1,402,000	100.0%

		24	8,061,900

(1)             The weighted average occupancy represents the total leased square feet divided by total available square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2007 (Successor) and December 31, 2006 (Predecessor) and the consolidated results of their operations for each of the periods January 26, 2007 to March 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended March 31, 2006 (Predecessor) and their cash flows for the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and for the three months ended March 31, 2006 (Predecessor).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2007 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The financial position as of December 31, 2006 and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and for the three months ended March 31, 2006 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The financial position as of March 31, 2007 and the results of operations for the period from January 26, 2007 to March 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51,” and FIN 46, “Interpretation No. 46R, or FIN 46R.” Entities which we do not control and entities which are variable interest entities, or VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate VIEs in which we are determined to be the primary beneficiary.  The interest that we do not own is included in Minority Interest in Other Partnerships on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership.  EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s and thereby preclude the general partner from exercising unilateral control over the partnership.  Our adoption of EITF 04-5 did not have any effect on net income or partners’ capital.

Investment in Commercial Real Estate Properties

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

SL Green has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to our assets in connection with the Merger.  The purchase price allocations will be finalized once the information we identified has been received, which should not be longer than one year from the date of acquisition.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued SFAS No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. SFAS No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with SFAS No. 150, we have estimated the settlement value of these non-controlling interests at March 31, 2007 and December 31, 2006 to be approximately $94.2 million and $175.0 million, respectively. The carrying value of these non-controlling interests, which is included in minority interests in other partnerships on our consolidated balance sheets, was approximately $76.2 million and $134.3 million at March 31, 2007 and December 31, 2006, respectively.

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

Earnings per unit was not computed in 2007 as there were no outstanding common units at March 31, 2007.  Basic earnings per unit, or EPU, excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU was $0.70 for the three months ended March 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York area. See Note 4.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 7.0% and 7.4% of our annualized rent, no other tenant in the portfolio contributed more than 3.8% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2007.  Approximately 15%, 16%, 24% and 11% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2007.  Four borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2007.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48, did not have a material impact on our consolidated financial statements.

3.  Property Dispositions

On January 25, 2007, we sold the interests in various properties as part of the Asset Sale for approximately $2.0 billion, excluding closing costs.  Due to the application of “push-down accounting,” no gain on sale was recognized. Simultaneous with the Merger, the properties located at 120 West 45th Street, NY, and Landmark Square 1-6, Connecticut, were assigned by ROP to the operating partnership.

At March 31, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the period January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended March 31, 2006 (Predecessor) (in thousands).  No assets were considered as held for sale during the Successor period.

	Period January 1 to January 25,	Three Months Ended March 31,
	2007	2006
	(Predecessor)	(Predecessor)
Revenues
Rental revenue	$14,344	$50,864
Escalation and reimbursement revenues	346	6,746
Total revenues	14,690	57,610
Operating expense	3,731	14,164
Real estate taxes	2,658	10,541
Ground rent	134	537
Interest	465	2,589
Marketing, general and administrative	1,150	2,365
Depreciation and amortization	3,524	14,309
Total expenses	11,662	44,505
Income from discontinued operations	3,028	13,105
Gain on disposition of discontinued operations	—	9,518
Minority interest in other partnerships	(508)	(358)
Income from discontinued operations, net of minority interest	$2,520	$22,265

4.  Structured Finance Investments

As of March 31, 2007 (Successor) and December 31, 2006 (Predecessor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 12.99% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)	$55,250	$225,000	$58,485	$57,990	December 2020
Mezzanine Loan(1)	10,000	4,500	10,000	10,000	October 2007
Mezzanine Loan(1)	30,000	91,500	30,000	30,000	December 2007
Mezzanine Loan(1)(2)	25,000	314,830	26,723	26,389	November 2009
Other Loan(1)	1,000	—	1,000	1,000	January 2010
Other Loan(1)	500	—	500	500	December 2009
Mezzanine Loan(1)	14,189	15,661	9,938	14,188	April 2008
Mezzanine Loans(3)	—	—	—	58,387	—
	$135,939	$651,491	$136,646	$198,454

(1)             This is a fixed rate loan.

(2)             The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)             These loans have been aggregated and were sold as part of the Asset Sale.

At March 31, 2007 and December 31, 2006, all loans were performing in accordance with the terms of the loan agreements.

5.  Investments in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We account for the Court Square JV under the equity method of accounting. We have also evaluated, under EITF 04-5, that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business.  In accordance with the equity method of accounting, our proportionate share of the Court Square JV income was approximately $0.2 million for the period January 26 to March 31, 2007 (Successor), $8,000 for the period January 1 to January 25, 2007 (Predecessor) and $42,600 for the three months ended March 31, 2006 (Predecessor).

6.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	2007	2006
919 Third Avenue, New York, NY(2)	6.87%	7/2018	$234,222	$235,113
100 Summit Road, Westchester, NY	8.50%	4/2007	12,318	12,788
333 Earle Ovington Blvd., Mitchel Field, NY(3)(6)	—	—	—	49,377
810 Seventh Avenue, NY, NY(4)(6)	—	—	—	75,913
275 Broadhollow Road, Melville, NY(4)(6)	—	—	—	14,774
90 Merrick Avenue, Merrick, NY(4)(6)	—	—	—	18,123
711 Westchester Avenue, White Plains, NY(5)(6)	—	—	—	12,525

Total mortgage notes payable			$246,540	$418,613

(1)             Effective interest rate for the three months ended March 31, 2007.

(2)             We own a 51% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us. We consolidate this joint venture.

(3)             At December 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.6 million.

(4)             These mortgages were cross-collateralized.

(5)             This mortgage note was interest only through January 2007 and then amortized over a 30-year period.

(6)             These mortgages were satisfied or assigned in connection with the Merger and the Asset Sale.

At March 31, 2007, the gross book value of the properties collateralizing the mortgage notes was approximately $1.2 billion.

For the period January 26, 2007 to March 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor), and the three months ended March 31, 2006 (Predecessor), we incurred approximately $14.5 million, $6.8 million and $26.5 million of interest expense, respectively, excluding interest which was capitalized of approximately none, none and $3.1 million, respectively.

At March 31, 2007, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Unsecured Revolving Credit Facility
As of December 31, 2006, we maintained a $500 million unsecured revolving credit facility, or the Credit Facility.  The Credit Facility was scheduled to mature in August 2008. Borrowings under the Credit Facility accrued interest at a rate of LIBOR plus 80 basis points and the Credit Facility carried a facility fee of 20 basis points per annum.  At December 31, 2006, the outstanding borrowings under the Credit Facility aggregated $269.0 million, and carried a weighted average interest rate of 6.14% per annum.

During January 2007, we incurred a net increase of $12.0 million in borrowings under the Credit Facility primarily for costs incurred or to be incurred pursuant to the Merger.  Upon the closing of the Merger on January 25, 2007, the aggregate balance of $281.0 million outstanding under the Credit Facility, together with accrued and unpaid interest, was repaid and the Credit Facility was terminated.

Senior Unsecured Notes
As of March 31, 2007, we had outstanding approximately $1.26 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
June 17, 2002 (1)	$50,000	6.00%	5	June 15, 2007
August 27, 1997 (1)	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (2)	287,500	4.00%	20	June 15, 2025
	$1,262,500

(1)             These notes were redeemed on April 27, 2007.

(2)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through March 31, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Restrictive Covenants
The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

Principal Maturities
Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes and our share of joint venture debt as of March 31, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2007	$2,542	$12,318	$200,000	$214,860	—
2008	3,634	—	—	3,634	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,222	216,657	150,000	369,879	—
Thereafter	—	—	706,725	706,725	94,500
	$17,565	$228,975	$1,256,725	$1,503,265	$94,500

8.  Rental Income

We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from April 1, 2007 to 2037.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2007 for the consolidated properties, including our consolidated joint venture properties, and our share of our unconsolidated joint venture property are as follows (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Property
2007	$179,044	$6,973
2008	233,614	9,358
2009	229,307	9,442
2010	213,547	9,527
2011	195,484	7,690
Thereafter	1,302,138	54,016
	$2,353,134	$97,006

9.  Partners’ Capital

Prior to the Merger, a Class A OP Unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of March 31, 2007, all of our issued and outstanding Class A OP Units were owned by RARC or the operating partnership.

As of December 31, 2006, we had issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, or Preferred Units, which was subject to reduction based upon terms of their initial issuance.  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by us in connection with properties contributed to us in 1998.   As a result of the aforementioned reduction, no distributions were being made on the Preferred Units.  In connection with the Merger, the holder of the Preferred Units transferred the Preferred Units to the operating partnership in exchange for the issuance of 1,200 preferred units of limited partnership interest in the operating partnership with substantially similar terms as the Preferred Units.

Net income per common partnership unit is determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Prior to the Merger, RARC maintained a long term incentive program, or LTIP. With respect to the LTIP units and the restricted equity awards, RARC recorded compensation expense which has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2006, RARC had accrued approximately $33.7 million of compensation expense with respect to the special outperformance pool. These costs were included in accounts payable and accrued expenses on the balance sheet at December 31, 2006. During January 2007, in connection with the Merger, RARC paid, in cash, approximately $35.5 million to the participants of the special outperformance pool of which $1.8 million was expensed during the period January 1, 2007 to January 25, 2007 (Predecessor).

On January 25, 2007, in connection with the Merger, certain former executive officers of RARC waived approximately 443,000 of their LTIP Units.  The remaining balance of LTIP Units, regardless of their vesting status, were deemed earned.

10.  Commitments and Contingencies

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

Our property located at 810 7th Avenue, New York, NY is subject to certain air rights lease agreements.  These lease agreements have terms expiring in 2044 and 2048, including renewal options.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2007 (in thousands):

	Air Rights	Non-cancellable operating leases

2007	$21	$7,356
2008	29	9,524
2009	29	9,524
2010	29	9,083
2011	29	7,109
Thereafter	213	221,466
Total minimum lease payments	$350	$264,062

11.  Environmental Matters

Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.  Management is unaware of any instances in which it would incur significant environmental cost if any of our properties were sold.

12.  Segment Information

We are engaged in owning, managing and leasing commercial office properties in Manhattan, Westchester County, Connecticut and Long Island City and have two reportable segments, real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County, Connecticut and Long Island City.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 4 for additional details on our structured finance investments.

Selected results of operations for the period January 26, 2007 to March 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the three months ended March 31, 2006 (Predecessor), and selected asset information as of March 31, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
January 26 to March 31, 2007 (Successor)	$56,415	$3,451	$59,866
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750
Three months ended March 31, 2006 (Predecessor)	91,822	5,606	97,428

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
January 26 to March 31, 2007 (Successor)	$5,220	$1,865	$7,085
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)
Three months ended March 31, 2006 (Predecessor)	2,471	3,162	5,633

Total assets
As of:
March 31, 2007 (Successor)	$3,883,354	$136,646	$4,020,000
December 31, 2006 (Predecessor)	3,548,377	198,454	3,746,831

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at SL Green’s unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the period January 26, 2007 to March 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and for the three months ended March 31, 2006 (Predecessor) (in thousands):

	January 26 to March 31,	January 1 to January 25,	Three months Ended March 31,
	2007	2007	2006
	(Successor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations	$7,085	$(11,958)	$5,633
Gain on sale of real estate	—	—	35,393
Minority interest in other partnerships	(881)	(1,665)	(4,109)
Income from continuing operations	6,204	(13,623)	36,917
Net income/ gains from discontinued operations	—	2,520	22,265
Net income (loss) available to common unitholders	$6,204	$(11,103)	$59,182

13.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 is presented below (in thousands):

	Three months Ended March 31,
	2007	2006
Redemption of preferred units	$1,200	$—
Transfer of real estate to the operating partnership	608,222	—
Adjustments to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	(3,131,606)	—
Adjustments to contributed capital	2,327,290	—
Other non-cash-financing	92,017	—
Other non-cash adjustments-investing	104,077	—

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, is the sole general partner of ROP.  RARC is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.  The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

As of March 31, 2007, ROP was engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office and also owned land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the Greater New York Area. At March 31, 2007, our inventory of development parcels aggregated  approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at March 31, 2007, develop approximatley 1.1 milion square feet of office space and in which we had invested approximately $63.8 million. In addition, ROP also held approximately $136.6 million of structured finance investments.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of RARC were converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a pro-rated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of ROP mortgage debt, approximately $287.5 million of ROP convertible public debt and approximately $967.8 million of ROP public unsecured notes. This transaction is referred to herein as the Merger.

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, “Push-Down Accounting.”  The effect of applying “push-down accounting” is to restate the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger.

SL Green has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to our assets in connection with the Merger.  The purchase price allocations will be finalized once the information we identified has been received, which should not be longer than one year from the date of acquisition.

As of March 31, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, and Connecticut which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	98.6%

Suburban	Consolidated properties	19	2,889,900	89.9%

Suburban	Unconsolidated property	1	1,402,000	100.0%
		24	8,061,900

(1)     The weighted average occupancy represents the total leased square feet divided by total available square feet.

Critical Accounting Policies

Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no material changes to these policies in 2007.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2007 as compared to the Predecessor’s operations for the same period in 2006.  The results of operations may not be comparable for the periods presented due to the change in the basis of accounting between the Successor and Predecessor periods resulting from the application of “push-down accounting.” The results of operations for 2006 include 120 West 45th Street and Landmark Square 1-6. In connection with the Merger, these properties were transferred to the operating partnership and are therefore not included in the Successor period results of operations.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$68.5	$67.3	$1.2	1.8%
Escalation and reimbursement revenue	13.4	12.3	1.1	8.9
Total	$81.9	$79.6	$2.3	2.9%

At March 31, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 39.0% and 14.8% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.6% of the space leased at our consolidated properties expires during the remainder of 2007.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.2	$0.4	$(0.2)	(50.0)%
Investment and other income	4.7	17.8	(13.1)	(73.6)
Total	$4.9	$18.2	$(13.3)	(73.1)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At March 31, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 11.0% higher than then existing in-place fully escalated rents.

The decrease in investment and other income was primarily due to the sale in 2006 of our option to acquire the minority partner’s 40% partnership interest in a property for net consideration of approximately $9.0 million.

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$20.0	$19.7	$0.3	1.5%
Real estate taxes	14.5	14.0	0.5	3.6
Ground rent	2.6	2.1	0.5	23.8
Total	$37.1	$35.8	$1.3	3.6%

Operating expenses remained comparable to the same period in the prior year.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$21.3	$26.5	$(5.2)	(19.6)%
Depreciation and amortization expense	19.2	19.0	0.2	1.1
Marketing, general and administrative expense	14.2	10.8	3.4	31.5
Total	$54.7	$56.3	$(1.6)	(2.8)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after March 31, 2006 and those properties remaining unencumbered.

The increase in marketing, general and administrative expenses is primarily due to SL Green’s policy of not allocating corporate costs to the properties. The Predecessor 2007 period includes approximately $8.8 million related to merger costs.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to March 31, 2007 (Successor) to provide a reasonable comparison to the cash flows for the three months ended March 31, 2006 (Predecessor).  Summarized cash flow information for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006	Increase (Decrease)

Net cash provided by operating activities	$40,993	$25,215	$15,778
Net cash provided by investing activities	$1,969,280	$74,757	$1,894,523
Net cash used in financing activities	$(2,041,853)	$(78,059)	$(1,963,794)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2007, our portfolio was 93.2% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2007 compared to the same period in the prior year, we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$7,109
Distributions from joint ventures	3,757
Proceeds from sales of real estate	(97,054)
Structured finance and other investments	1,947
Proceeds from Asset Sale	1,978,764

We generally fund our investment activity through property-level financing and asset sales. During the three months ended March 31, 2007 compared to the same period in the prior year, the following financing activities used the funds generated by the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(525,819)
Repayments under our debt obligations	125,728
Contributions	32,702
Distributions and other financing activities	(1,596,405)

Capitalization

Prior to the Merger, a Class A OP Unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of March 31, 2007, all of our issued and outstanding Class A OP Units were owned by RARC or the operating partnership.

As of December 31, 2006, we had issued and outstanding 1,200 preferred units of limited partnership interest with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0%, or Preferred Units, which was subject to reduction based upon terms of their initial issuance.  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by us in connection with properties contributed to us in 1998.   As a result of the aforementioned reduction, no distributions were being made on the Preferred Units.  In connection with the Merger, the holder of the Preferred Units transferred the Preferred Units to the operating partnership in exchange for the issuance of 1,200 preferred units of limited partnership interest in the operating partnership with substantially similar terms as the Preferred Units.

Net income per common partnership unit for the three months ended March 31, 2006 was determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of March 31, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$14,860	$3,634	$3,942	$4,225	$219,879	$—	$246,540
Senior unsecured notes	200,000	—	200,000	—	150,000	706,725	1,256,725
Ground leases	7,356	9,524	9,524	9,083	7,109	221,466	264,062
Air rights	21	29	29	29	29	213	350
Estimated interest expense	83,171	76,059	68,049	60,018	48,458	254,362	590,117
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$305,408	$89,246	$281,544	$73,355	$425,475	$1,277,266	$2,452,294

Corporate Indebtedness

Unsecured Revolving Credit Facility

As of December 31, 2006 we maintained a $500 million unsecured revolving credit facility, or the Credit Facility.  The Credit Facility was scheduled to mature in August 2008.  At December 31, 2006, the outstanding borrowings under the Credit Facility aggregated $269.0 million and carried a weighted average interest rate of 6.14% per annum. In connection with the Merger on January 25, 2007, this Credit Facility was repaid and terminated.

Senior Unsecured Notes

As of March 31, 2007, we had outstanding approximately $1.26 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
June 17, 2002(1)	50,000	6.00%	5	June 15, 2007
August 27, 1997(1)	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(2)	287,500	4.00%	20	June 15, 2025
	$1,262,500

(1)             These notes were redeemed on April 27, 2007.

(2)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

Interest on the senior unsecured notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates.  In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through March 31, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.5 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including a joint venture investment and structured finance investments.  These investments all have varying ownership structures.  Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement.  Our off-balance sheet arrangements are discussed in Note 4, “Structured Finance Investments” and Note 5, “Investment in Unconsolidated Joint Venture” in the accompanying financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2007, we will incur approximately $54.9 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Other

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These insurance policies cover the ROP assets. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. The New York City portfolio incorporates SL Green’s captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 / occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers its insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, SL Green may not have sufficient coverage to replace certain properties.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) ground leases and senior unsecured notes, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters’ wage.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester and Connecticut office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in New York City, Westchester County and Connecticut being less favorable than expected;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments;

•                  availability and creditworthiness of prospective tenants;

•                  adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

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

•                  legislative or regulatory changes adversely affecting real estate investment trusts and the real estate business; and

•                  environmental, regulatory and/or safety requirements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive.  Other sections of this report or our Annual Report on Form 10-K for the year ended December 31, 2006 may include additional factors that could adversely affect the our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006.  Our exposures to market risk have not changed materially since December 31, 2006.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

We are not currently required to comply with Section 404 (Management’s Annual Report on Internal Control Over Financial Reporting) of the Sarbanes-Oxley Act of 2002 because we are not an “accelerated filer,” as defined by Rule 12b-2 under the Exchange Act. We are in the process of continuously improving our internal controls over financial reporting processes and procedures for our financial reporting so that our management can report on these processes and procedures when required to do so.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, SL Green announced that it and RARC had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the Merger.  The settlement, which remains subject to documentation and judicial review and approval, provides (1) for certain contingent profit sharing participations for former RARC stockholders relating to specified assets, none of which are owned by ROP (2) for potential payments to former RARC stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by ROP and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 1A.               RISK FACTORS

We encourage you to read “Item 1A—Risk Factors” in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for SL Green Realty Corp., our 100% indirect parent company.

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan as well as Westchester County, Connecticut, and Long Island City,  resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

Most of our office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.  We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut and Long Island City.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2011, leases will expire on approximately 38.4% and none of the rentable square feet at our consolidated properties and unconsolidated joint venture property, respectively. As of March 31, 2007, approximately 2.5 million and no square feet are scheduled to expire by December 31, 2011 at our consolidated properties and unconsolidated joint venture property, respectively, and these leases currently have annualized escalated rental income totaling approximately $87.4 million and none, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and make distributions to SL Green would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in three of our commercial office properties is through long-term leasehold interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 919 Third Avenue, 1185 Avenue of the Americas, and 1055 Washington Avenue, CT. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 48 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at March 31, 2007 totaled approximately $101.6 million, or 42.5%, of our share of total portfolio annualized revenue associated with these properties.

We rely on four large properties for a significant portion of our revenue.

As of March 31, 2007, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, accounted for approximately 66.5% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1185 Avenue of the Americas alone accounted for approximately 24% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to SL Green would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These policies cover the ROP assets. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. The New York City portfolio incorporates SL Green’s captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 / occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers our insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us) ground leases and senior unsecured notes, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of March 31, 2007 for consolidated properties and our unconsolidated joint venture property as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.2% of our share of portfolio annualized rent, and, other than two tenants, Citigroup, N.A. and Debevoise & Plimpton, LLP who accounted for approximately 7.0% and 7.4% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 3.8% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions.

We face risks associated with property acquisitions.

We have made acquisitions of individual properties and portfolios of properties. Our acquisition activities and their success may be exposed to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REITs, institutional investment funds and private investors or at all;

•                  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including due diligence investigations to our satisfaction;

•                  even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•                  we may be unable to finance acquisitions on favorable terms or at all;

•                  acquired properties may fail to perform as we expected;

•                  our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•                  we may not be able to obtain adequate insurance coverage for new properties;

•                  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons dealing with the former owners of the properties;

•                  liabilities incurred in the ordinary course of business; and

•                  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We may continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•                  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, institutional investment funds, investment banking firms and other real estate investors; and

•                  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

Our dependence on smaller and growth-oriented businesses to rent our office space could adversely affect our cash flow and results of operations.

Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space, including Class A space, as they develop. Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

The total principal amount of our outstanding consolidated indebtedness was approximately $1.5 billion as of March 31, 2007, consisting of $1.3 billion under our senior unsecured notes, and approximately $0.2 million of non-recourse mortgage loans on two of our properties.  As of March 31, 2007, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, senior unsecured notes and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make scheduled payments under our unsecured notes would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2007, approximately $12.3 million and none of debt on our consolidated properties and our unconsolidated joint venture property, respectively, will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.  The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. Restrictions on our ability to conduct business could adversely affect our results of operations and our ability to make distributions to SL Green.

Our policy of no limitation on debt could adversely affect our cash flow.

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. However, SL Green’s policy is to incur debt only if upon incurrence its consolidated debt to market capitalization ratio would be 60.0% or less. The board of directors of SL Green can alter or eliminate this policy and may do so if it determines that this action is in the best interests of its business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to SL Green and could increase the risk of default on our indebtedness. In addition, any change that increases SL Green’s debt to market capitalization percentage could be viewed negatively by investors. As a result, SL Green’s share price could decrease.

SL Green has established its debt policy relative to the total market capitalization of its business rather than relative to the book value of its assets. SL Green uses total market capitalization because it believes that the book value of its assets, which to a large extent is the depreciated original cost of its properties, and its primary tangible assets, do not accurately reflect its ability to borrow and to meet debt service requirements. Its market capitalization, however, is more variable than book value, and does not necessarily reflect the fair market value of its assets at all times. SL Green also will consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause expenses, which could adversely affect our results of operations.

We owned mezzanine and other loans in five properties with an aggregate book value of approximately $136.6 million at March 31, 2007. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of March 31, 2007, our unconsolidated joint venture owned one property and we had an aggregate cost basis in the joint ventures totaling approximately $64.8 million. As of March 31, 2007, our share of unconsolidated joint venture debt totaled approximately $94.5 million.

Our joint venture agreements contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures.

Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

We are subject to possible environmental liabilities and other possible liabilities.

We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law.

Our properties may be subject to other risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make distributions to stockholders.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

We face potential conflicts of interest.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities in which senior management, directly or indirectly, has an interest.

Two entities owned by one of Mr. Green’s sons, First Quality Maintenance, L.P. and Classic Security LLC, currently provide cleaning, exterminating and security services to all of SL Green’s office properties, with the exception of cleaning services at one property. SL Green and its tenants accounted for approximately 13.4% of First Quality Maintenance, L.P.’s 2006 total revenue and 39.7% of Classic Security LLC’s 2006 total revenue. Bright Star Courier, LLC, a messenger service company owned by one of Mr. Green’s sons, has provided messenger services at SL Green’s properties since May 1, 2002. SL Green accounted for approximately 28.8% of Bright Star Courier, LLC’s 2006 total revenue. In addition, Onyx Restoration Works, a restoration company owned by one of Mr. Green’s sons, has provided restoration services at all of SL Green’s properties since March 2005. SL Green accounted for approximately 62.8% of Onyx Restoration Works’ 2006 total revenue. While the contracts pursuant to which these services are provided are reviewed by SL Green’s board of directors, they are not the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that SL Green chooses to enforce its rights under any of these agreements, they may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than SL Green otherwise might because of its desire to maintain its ongoing relationship with the individual involved.

As of March 31, 2007, no services were being provided by these entities to any of the properties owned by ROP. These services may be provided to ROP assets and tenants in the future.

Members of management may have a conflict of interest over whether to enforce terms of senior management’s employment and noncompetition agreements.

Stephen Green, Marc Holliday, Gregory Hughes, Andrew Levine and Andrew Mathias entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of its desire to maintain its ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green’s failure to qualify as a REIT would be costly.

We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate.  Many of these requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of factual matters and circumstances.  These matters, some of which may not be totally within SL Green’s control, can affect its qualification as a REIT.  For example, to qualify as a REIT, at least 95% of SL Green’s gross income must come from designated sources that are listed in the REIT tax laws.  SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains.  The fact that SL Green holds its assets through subsidiaries further complicates the application of the REIT requirements.  Even a technical or inadvertent mistake could jeopardize SL Green’s REIT status.  Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates.  Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify.  If SL Green failed to qualify as a REIT, it would have to pay significant income taxes and would therefore have less money available to service indebtedness.

SL Green would incur adverse tax consequences if Reckson failed to qualify as a REIT.

SL Green has assumed that RARC has qualified as a REIT for United States federal income tax purposes and that SL Green will continue to be able to qualify as a REIT following the Merger.  However, if RARC failed to qualify as a REIT, SL Green generally would have succeeded to significant tax liabilities (including the significant tax liability that would result from a deemed sale of assets by RARC pursuant to the Merger).

Previously enacted tax legislation reduces tax rates for dividends paid by non-REIT corporations.

Under certain previously enacted tax legislation, the maximum tax rate on dividends to individuals has generally been reduced from 38.6% to 15% (from January 1, 2003 through December 31, 2008). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation will not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to predict whether such a change in perceived relative value will occur or what the effect, if any, this legislation will have on the market price of our stock.

We face significant competition for tenants.

The leasing of real estate is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located. Demand for retail space has been impacted by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect the ability of our company to attract and retain tenants.

Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBDs.  Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBDs in which our Suburban properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

Loss of our key personnel could harm our operations.

We are dependent on the efforts of Stephen L. Green, the chairman of the board of directors of SL Green and an executive officer, Marc Holliday, the chief executive officer of SL Green and president of RARC, Andrew Mathias, the president and chief investment officer of SL Green and Gregory F. Hughes, the chief operating officer and chief financial officer of SL Green and the treasurer of RARC. A loss of the services of any of these individuals could adversely affect our operations.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and other SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1

25% Membership Interests Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.2

75% Membership Interests Purchase Agreement dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.3

First Amendment to 25% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.4

First Amendment to 75% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.5

First Supplemental Indenture, dated as of January 25, 2007, by and among Reckson Operating Partnership, L.P., Reckson Associates Realty Corp., The Bank of New York and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.6

Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., Wachovia Capital Markets LLC, as sole lead arranger and sole book manager, Wachovia Bank, National Association, as agent, each of KeyBank National Association and Wells Fargo Bank, National Association, as co-syndication agents, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC, as co-documentation agents, and each of the lenders party thereto, incorporated by reference to the Company’s Form 8-K dated January 25, 2007, filed with the Commission on January 30, 2007.

10.7

First Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wells Fargo Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 25, 2007, filed with the Commission on January 30, 2007.

10.8

First Amendment to Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wachovia Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 25, 2007, filed with the Commission on January 30, 2007.

ITEM 6.	EXHIBITS Continued

31.1	Certification by the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: Reckson Associates Realty Corp., its sole general partner

	By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Treasurer

Date: May 22, 2007