Form 10-Q
period 2007-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2007-08-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to               .

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
YES ☐     NO ☒

As of June 30, 2007, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
		PAGE

Condensed Consolidated Balance Sheets as of June 30, 2007 (Successor) (unaudited) and December 31, 2006 (Predecessor)		3

Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 (Successor) and the period January 26, 2007 to June 30, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the three and six months ended June 30, 2006 (Predecessor) (unaudited)		4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 (Successor) and the six months ended June 30, 2006 (Predecessor) (unaudited)		5

Notes to Condensed Consolidated Financial Statements (unaudited)		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	24

ITEM 1.	LEGAL PROCEEDINGS	24

ITEM 1A.	RISK FACTORS	25

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

Signatures		34

PART I.                                                                            FINANCIAL INFORMATION

ITEM 1.                                                                             Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2007	December 31, 2006
	(Successor)	(Predecessor)
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$649,516	$559,325
Building and improvements	3,080,967	3,090,549
	3,730,483	3,649,874
Less: accumulated depreciation	(32,444)	(644,771)
	3,698,039	3,005,103
Cash and cash equivalents	12,213	51,192
Restricted cash	8,449	19,982
Tenant and other receivables, net of allowance of $106 and none in 2007 and 2006, respectively	9,842	13,611
Deferred rents receivable	9,063	155,256
Structured finance investments	107,473	198,454
Investments in unconsolidated joint ventures	63,582	53,390
Deferred costs, net	827	88,089
Other assets	41,987	161,754
Total assets	$3,951,475	$3,746,831

Liabilities and Partners’ Capital
Mortgage notes payable	$233,359	$418,613
Revolving credit facility	—	269,000
Unsecured notes	1,056,782	1,255,187
Accrued interest payable and other liabilities	27,412	20,585
Accounts payable and accrued expenses	44,935	142,093
Deferred revenue/gain	—	53,590
Deferred land leases payable	—	10,457
Dividend and distributions payable	—	36,839
Security deposits	5,949	19,217
Total liabilities	1,368,437	2,225,581

Commitments and Contingencies	—	—
Minority interests in other partnerships	400,114	259,736

Partners’ Capital
Preferred Capital	—	1,200
General Partner Capital	2,182,924	1,241,985
Limited Partner Capital	—	16,513
Accumulated other comprehensive income	—	1,816
Total Partners’ Capital	2,182,924	1,261,514
Total Liabilities and Partners’ Capital	$3,951,475	$3,746,831

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands)

	Three months ended June 30,	Period January 26 to June 30,	Period January 1 to January 25,	Three months ended June 30,	Six Months ended June 30,
	2007	2007	2007	2006	2006
Revenues	(Sucessor)	(Successor)	(Predeccessor)	(Predecessor)	(Predeccessor)
Rental revenue, net	$64,439	$111,123	$21,821	$66,697	$134,032
Escalation and reimbursement	12,813	22,532	3,728	13,800	26,128
Investment income	6,495	9,946	1,201	4,724	10,330
Other income	455	467	—	1,748	13,907
Total revenues	84,202	144,068	26,750	86,969	184,397
Expenses
Operating expenses	17,853	30,888	6,921	17,194	36,897
Real estate taxes	13,061	22,842	4,744	14,269	28,312
Ground rent	2,560	4,418	699	1,981	4,107
Interest	18,076	32,528	6,728	24,147	49,550
Amortization of deferred financing costs	—	—	152	1,017	2,139
Depreciation and amortization	18,637	32,491	5,311	19,338	38,292
Merger related costs	—	—	8,814	—	—
Marketing, general and administrative	252	283	5,347	9,570	20,410
Total expenses	70,439	123,450	38,716	87,516	179,707
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on sale, minority interest and discontinued operations	13,763	20,618	(11,966)	(547)	4,690
Equity in net income from unconsolidated joint venture	301	531	8	1,815	2,211
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations	14,064	21,149	(11,958)	1,268	6,901
Gain on sale of real estate	—	—	—	—	35,393
Minority interest in other partnerships	(3,285)	(4,166)	(1,665)	(3,923)	(8,032)
Income (loss) from continuing operations	10,779	16,983	(13,623)	(2,655)	34,262
Income from discontinued operations, net	—	—	2,520	23,047	35,794
Gain on sale of real estate from discontinued operations	—	—	—	—	9,518
Net income (loss) available to common unitholders	$10,779	$16,983	$(11,103)	$20,392	$79,574

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2007	2006
	(Successor)	(Predecessor)
Operating Activities
Net income	$5,880	$79,574
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	4,032	31,498
Depreciation and amortization	37,802	40,431
Gain on sale of real estate	—	(44,982)
Equity in net income from unconsolidated joint venture	(539)	(1,870)
Distributions of cumulative earnings from unconsolidated joint venture	539	—
Sale of option to acquire joint venture interest	—	(9,016)
Minority interest in other partnerships	5,831	8,032
Deferred rents receivable	(9,758)	(7,957)
Other non-cash adjustments	4,707	—
Changes in operating assets and liabilities:
Restricted cash — operations	11,533	(4,016)
Tenant and other receivables	3,663	7,419
Deferred lease costs	(714)	(10,538)
Other assets	103,765	13,152
Accounts payable, accrued expenses and other liabilities	(96,938)	(13,591)
Net cash provided by operating activities	69,803	88,136
Investing Activities
Additions to land, buildings and improvements	(21,309)	(60,646)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,075	3,270
Proceeds from disposition of real estate/ partial interest in property	—	191,994
Proceeds from the Asset Sale	1,978,764	—
Structured finance and other investments net of repayments/participations	33,423	2,303
Net cash provided by investing activities	1,997,953	136,921
Financing Activities
Repayments of mortgage notes payable	(185,254)	(77,437)
Proceeds from revolving credit facilities, term loans and unsecured notes	12,000	566,819
Repayments of revolving credit facilities, term loans and unsecured notes	(481,000)	(621,000)
Contributions	273,379	1,798
Minority interest in other partnerships–distributions	(7,398)	(8,474)
Other financing activities	—	1,767
Distributions	(1,718,462)	(73,895)
Net cash used in financing activities	(2,106,735)	(210,422)
Net increase (decrease) in cash and cash equivalents	(38,979)	14,635
Cash and cash equivalents at beginning of period	51,192	17,468
Cash and cash equivalents at end of period	$12,213	$32,103

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, is the sole general partner of ROP.  RARC is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.  The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

As of June 30, 2007, ROP was engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owned land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the Greater New York Area.  At June 30, 2007, our inventory of development parcels aggregated approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at June 30, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $63.8 million.  In addition, ROP also held approximately $107.5 million of structured finance investments.

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

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of RARC was converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a pro-rated dividend in an amount equal to approximately $0.0977 in cash. SL Green also assumed an aggregate of approximately $226.3 million of ROP mortgage debt, approximately $287.5 million of ROP convertible public debt and approximately $967.8 million of ROP public unsecured notes.  This transaction is referred to herein as the Merger.

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

As of June 30, 2007, we owned the following interests in commercial office properties primarily located in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	98.2%

Suburban	Consolidated properties	19	2,889,900	90.6%

Suburban	Unconsolidated property	1	1,402,000	100.0%
		24	8,061,900

(1)      The weighted average occupancy represents the total leased square feet divided by total available square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2007 (Successor) and December 31, 2006 (Predecessor), the consolidated results of their operations for the three months ended June 30, 2007 (Successor), for each of the periods January 26, 2007 to June 30, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the three and six months ended June 30, 2006 (Predecessor) and their cash flows for the period January 1, 2007 to January 25, 2007 (Predecessor) and January 26, 2007 to June 30, 2007 (Successor) (presented on a combined basis for the six months ended June 30, 2007) and for the six months ended June 30, 2006 (Predecessor).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The financial position as of December 31, 2006 and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and for the three and six months ended June 30, 2006 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The financial position as of June 30, 2007 (Successor) and the results of operations for the three months ended June 30, 2007 (Successor) and the period from January 26, 2007 to June 30, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

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

Finite Life Joint Venture Agreements

In May 2003, the FASB issued SFAS No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. SFAS No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with SFAS No. 150, we have estimated the settlement value of these non-controlling interests at June 30, 2007 and December 31, 2006 to be approximately $94.2 million and $175.0 million, respectively. The carrying value of these non-controlling interests, which is included in minority interests in other partnerships on our consolidated balance sheets, was approximately $75.9 million and $134.3 million at June 30, 2007 and December 31, 2006, respectively.

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

Earnings per unit was not computed in 2007 as there were no outstanding common units at June 30, 2007.  Basic earnings per unit, or EPU, excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period.  Basic EPU was $0.24 and $0.93 for the three and six months ended June 30, 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.9% and 7.2% of our annualized rent, no other tenant in the portfolio contributed more than 3.7% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2007.  Approximately 15%, 16%, 24% and 11% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2007.  Three borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2007.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

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

At June 30, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the period January 1, 2007 to January 25, 2007 (Predecessor) and the three and six months ended June 30, 2006 (Predecessor) (in thousands).  No assets were considered as held for sale during the Successor period.

	Period January 1 to January 25,	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2006
	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue	$14,344	$61,861	$112,725
Escalation and reimbursement revenues	346	5,695	12,441
Investment and other income	—	1,178	1,178
Total revenues	14,690	68,734	126,344
Operating expenses	3,731	13,116	27,280
Real estate taxes	2,658	9,884	20,425
Ground rent	134	611	1,148
Interest	465	3,069	5,658
Marketing, general and administrative	1,150	2,176	4,541
Depreciation and amortization	3,524	16,709	31,018
Total expenses	11,662	45,565	90,070
Income from discontinued operations	3,028	23,169	36,274
Gain on disposition of discontinued operations	—	—	9,518
Minority interest in other partnerships	(508)	(122)	(480)
Income from discontinued operations, net of minority interest	$2,520	$23,047	$45,312

4.  Structured Finance Investments

As of June 30, 2007 (Successor) and December 31, 2006 (Predecessor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 12.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$55,250	$225,000	$58,976	$57,990	December 2020
Mezzanine Loan (1)	10,000	4,500	10,000	10,000	October 2007
Mezzanine Loan (1)(3)	—	—	—	30,000	—
Mezzanine Loan (1) (2)	25,000	314,830	27,059	26,389	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Mezzanine Loan (1)	14,189	15,661	9,938	14,188	April 2008
Mezzanine Loans (4)	—	—	—	58,387	—
	$105,939	$559,991	$107,473	$198,454

(1)      This is a fixed rate loan.

(2)      The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)      This loan was redeemed in May 2007.

(4)      These loans have been aggregated and were sold as part of the Asset Sale.

At June 30, 2007 and December 31, 2006, all loans were performing in accordance with the terms of the loan agreements.

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

6.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property		Interest Rate (1)	Maturity Date	2007	2006
919 Third Avenue New York, NY (2)		6.87%	7/2018	$233,359	$235,113
100 Summit Road, Westchester, NY (3)		—	—	—	12,788
333 Earle Ovington Blvd., Mitchel Field, NY	(4)(7)	—	—	—	49,377
810 Seventh Avenue, New York, NY	(5)(7)	—	—	—	75,913
275 Broadhollow Road, Melville, NY	(5)(7)	—	—	—	14,774
90 Merrick Avenue, Merrick, NY	(5)(7)	—	—	—	18,123
711 Westchester Avenue, White Plains, NY	(6)(6)	—	—	—	12,525
Total mortgage notes payable				$233,359	$418,613

(1)             Effective interest rate for the three months ended June 30, 2007.

(2)             We own a 51% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  We consolidate this joint venture.

(3)             This mortgage was repaid in May 2007 upon maturity.

(4)             At December 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.6 million.

(5)             These mortgages were cross-collateralized.

(6)             This mortgage note was interest only through January 2007 and then amortized over a 30-year period.

(7)             These mortgages were satisfied or assigned in connection with the Merger and the Asset Sale.

At June 30, 2007, the gross book value of the property collateralizing the mortgage note was approximately $1.1 billion.

For the three months ended June 30, 2007 (Successor), the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and the three and six months ended June 30, 2006 (Predecessor), we incurred approximately $18.1 million, $32.5 million, $6.9 million, $25.2 million and $51.7 million of interest expense, respectively, excluding interest which was capitalized of approximately $1.7 million, $2.9 million, none, $3.2 million and $6.3 million, respectively.

At June 30, 2007, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

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

Senior Unsecured Notes

As of June 30, 2007, we had outstanding approximately $1.057 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	$1,062,500

(1)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through June 30, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes and our share of joint venture debt as of June 30, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2007	$1,680	$—	$—	$1,680	—
2008	3,634	—	—	3,634	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,222	216,656	150,000	369,878	—
Thereafter	—	—	706,782	706,782	94,500
	$16,703	$216,656	$1,056,782	$1,290,141	$94,500

8.  Partners’ Capital

Prior to the Merger, a Class A OP Unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of January 25, 2007 and June 30, 2007, all of our issued and outstanding Class A OP Units were owned by RARC or the operating partnership.

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

9.  Commitments and Contingencies

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of June 30, 2007 (in thousands):

	Air Rights	Non-cancellable operating leases

2007	$14	$4,762
2008	29	9,524
2009	29	9,524
2010	29	9,083
2011	29	7,109
Thereafter	213	221,466
Total minimum lease payments	$343	$261,468

10.  Environmental Matters

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

11.  Segment Information

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

Selected results of operations for the three months ended June 30, 2007 (Successor), the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and the three and six months ended June 30, 2006 (Predecessor), and selected asset information as of June 30, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended June 30, 2007 (Successor)	$77,707	$6,495	$84,202
Three months ended June 30, 2006 (Predecessor)	82,245	4,724	86,969
January 26 to June 30, 2007 (Successor)	134,122	9,946	144,068
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750
Six months ended June 30, 2006 (Predecessor)	174,067	10,330	184,397

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Three months ended June 30, 2007 (Successor)	$9,501	$4,563	$14,064
Three months ended June 30, 2006 (Predecessor)	(902)	2,170	1,268
January 26 to June 30, 2007 (Successor)	14,686	6,463	21,149
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)
Six months ended June 30, 2006 (Predecessor)	1,594	5,307	6,901

Total assets
As of:
June 30, 2007 (Successor)	$3,843,743	$107,732	$3,951,475
December 31, 2006 (Predecessor)	3,548,377	198,454	3,746,831

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three months ended June 30, 2007 (Successor), the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and for the three and six months ended June 30, 2006 (Predecessor) (in thousands):

	Three months Ended June 30,	Period January 26 to June 30,	Period January 1 to January 25,	Three months Ended June 30,	Six months Ended June 30,
	2007	2007	2007	2006	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$14,064	$21,149	$(11,958)	$1,268	$6,901
Gain on sale of real estate	—	—	—	—	35,393
Minority interest in other partnerships	(3,285)	(4,166)	(1,665)	(3,923)	(8,032)
Income from continuing operations	10,779	16,983	(13,623)	(2,655)	34,262
Net income/ gains from discontinued operations	—	—	2,520	23,047	45,312
Net income (loss) available to common unitholders	$10,779	$16,983	$(11,103)	$20,392	$79,574

12.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 is presented below (in thousands):

	Six months Ended June 30,
	2007(1)	2006
Redemption of preferred units	$1,200	$—
Transfer of real estate to the operating partnership	608,222	—
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	(3,131,606)	44,400
Adjustments to contributed capital	2,327,290	—
Other non-cash financing	92,017	—
Other non-cash adjustments-investing	104,077	—
Redemption of common units	—	493
Accretion of debt discount	1,595	—

(1)             Presented on a combined basis for the 2007 Successor and Predecessor periods.

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

As of June 30, 2007, ROP was engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owned land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the Greater New York Area.  At June 30, 2007, our inventory of development parcels aggregated approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at June 30, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $63.8 million.  In addition, ROP also held approximately $107.5 million of structured finance investments.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of RARC was converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a pro-rated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of ROP mortgage debt, approximately $287.5 million of ROP convertible public debt and approximately $967.8 million of ROP public unsecured notes.  This transaction is referred to herein as the Merger.

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

As of June 30, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, and Connecticut which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	98.2%

Suburban	Consolidated properties	19	2,889,900	90.6%

Suburban	Unconsolidated property	1	1,402,000	100.0%
		24	8,061,900

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

Results of Operations

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

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

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$64.4	$66.7	$(2.3)	(3.5)%
Escalation and reimbursement revenue	12.8	13.8	(1.0)	(7.3)
Total	$77.2	$80.5	$(3.3)	(4.1)%

At June 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 55.0% and 11.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 4.4% of the space leased at our consolidated properties expires during the remainder of 2007.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.3	$1.8	$(1.5)	(83.3)%
Investment and other income	7.0	6.5	0.5	(7.7)
Total	$7.3	$8.3	$(1.0)	(12.1)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense related to purchase accounting adjustment to the basis of the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 10.3% higher than then existing in-place fully escalated rents.

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$17.9	$17.2	$0.7	4.1%
Real estate taxes	13.1	14.3	(1.2)	(8.4)
Ground rent	2.6	2.0	0.6	30.0
Total	$33.6	$33.5	$0.1	0.3%

Property operating expenses remained comparable to the same period in the prior year.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$18.1	$25.2	$(7.1)	(28.2)%
Depreciation and amortization expense	18.6	19.3	(0.7)	(3.6)
Marketing, general and administrative expense	0.3	9.6	(9.3)	(96.9)
Total	$37.0	$54.1	$(17.1)	(31.6)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after June 30, 2006 and those properties remaining unencumbered.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in connection with the early redemption of these bonds.

The decrease in marketing, general and administrative expenses is primarily due to SL Green’s policy of not allocating corporate costs to the properties.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

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

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$132.9	$134.0	$(1.1)	(0.8)%
Escalation and reimbursement revenue	26.3	26.1	0.2	0.8
Total	$159.2	$160.1	$(0.9)	(0.6)%

At June 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 55.0% and 11.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 4.4% of the space leased at our consolidated properties expires during the remainder of 2007.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.5	$2.2	$(1.7)	(77.3)%
Investment and other income	11.6	24.2	(12.6)	(52.1)
Total	$12.1	$26.4	$(14.3)	(54.2)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense related to purchase accounting adjustment to the basis of the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 10.3% higher than then existing in-place fully escalated rents.

The decrease in investment and other income was primarily due to the sale in 2006 of our option to acquire the minority partner’s 40% partnership interest in a property for net consideration of approximately $9.0 million.

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$37.8	$36.9	$0.9	2.4%
Real estate taxes	27.6	28.3	(0.7)	(2.5)
Ground rent	5.1	4.1	1.0	24.4
Total	$70.5	$69.3	$1.2	1.7%

Property operating expenses remained comparable to the same period in the prior year.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$39.4	$51.7	$(12.3)	(23.8)%
Depreciation and amortization expense	37.8	38.3	(0.5)	(1.3)
Marketing, general and administrative expense	14.4	20.4	(6.0)	(29.4)
Total	$91.6	$110.4	$(18.8)	(17.0)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after June 30, 2006 and those properties remaining unencumbered.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of $6.9%.  We incurred a $1.0 million make-whole payment in connection with the early redemption of these bonds.

The decrease in marketing, general and administrative expenses is primarily due to SL Green’s policy of not allocating corporate costs to the properties.  The Predecessor 2007 period includes approximately $8.8 million related to merger costs.

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

We believe that our sources of working capital, specifically our cash flow from operations, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to June 30, 2007 (Successor) to provide a reasonable comparison to the cash flows for the six months ended June 30, 2006 (Predecessor).  Summarized cash flow information for the six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Six months ended June 30,
	2007	2006	Increase (Decrease)

Net cash provided by operating activities	$69.8	$88.1	$(18.3)
Net cash provided by investing activities	$1,998.0	$136.9	$1,861.1
Net cash used in financing activities	$(2,106.7)	$(210.4)	$(1,896.3)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2007, our portfolio was 93.7% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2007, compared to the same period in the prior year we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$39,337
Distributions from joint ventures	3,805
Proceeds from sales of real estate	(191,994)
Structured finance and other investments	31,120
Proceeds from Asset Sale	1,978,764

We generally fund our investment activity through property-level financing and asset sales.  During the six months ended June 30, 2007, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(554,819)
Repayments under our debt obligations	32,183
Contributions	271,581
Distributions and other financing activities	(1,645,258)

Capitalization

Prior to the Merger, a Class A OP Unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of January 25, 2007, all of our issued and outstanding Class A OP Units were owned by RARC or the operating partnership.

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

Net income per common partnership unit for the three and six months ended June 30, 2006 was determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of June 30, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$1,680	$3,634	$3,942	$4,225	$219,878	$—	$233,359
Senior unsecured notes	—	—	200,000	—	150,000	706,782	1,056,782
Ground leases	4,762	9,524	9,524	9,083	7,109	221,466	261,468
Air rights	14	29	29	29	29	213	343
Estimated interest expense	38,122	76,062	68,051	60,021	48,460	254,392	545,108
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$44,578	$89,249	$281,546	$73,358	$425,476	$1,277,353	$2,191,560

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

Senior Unsecured Notes

As of June 30, 2007, we had outstanding approximately $1.057 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	$1,062,500

(1)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Interest on the senior unsecured notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates.  In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through June 30, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.3 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2007, we will incur approximately $51.8 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

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

The risks included here are not exhaustive.  Other sections of this report, our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Report on Form 10Q for the quarter ended March 31, 2007 may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 for SL Green Realty Corp., our 100% indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 2 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

Date: August 14, 2007