Form 10-Q
period 2007-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2007-11-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
YES ☐     NO ☒

As of September 30, 2007, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

		PAGE

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Successor) (unaudited) and December 31, 2006 (Predecessor)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 (Successor) and the period January 26, 2007 to September 30, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Successor) and the nine months ended September 30, 2006 (Predecessor) (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4T.	CONTROLS AND PROCEDURES	25

PART II.

OTHER INFORMATION

		26

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

Signatures		34

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2007	December 31, 2006
	(Successor)	(Predecessor)
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$654,461	$559,325
Building and improvements	3,080,667	3,090,549
	3,735,128	3,649,874
Less: accumulated depreciation	(52,102)	(644,771)
	3,683,026	3,005,103
Cash and cash equivalents	10,304	51,192
Restricted cash	8,449	19,982
Tenant and other receivables, net of allowance of $168 and none in 2007 and 2006, respectively	11,768	13,611
Deferred rents receivable	14,606	155,256
Structured finance investments	108,314	198,454
Investments in unconsolidated joint ventures	62,475	53,390
Deferred costs, net	2,150	88,089
Other assets	54,009	161,754
Total assets	$3,955,101	$3,746,831

Liabilities and Partners’ Capital
Mortgage notes payable	$232,835	$418,613
Revolving credit facility	—	269,000
Unsecured notes	1,056,841	1,255,187
Accrued interest payable and other liabilities	28,543	20,585
Accounts payable and accrued expenses	44,848	142,093
Deferred revenue/gain	—	53,590
Deferred land leases payable	—	10,457
Dividend and distributions payable	—	36,839
Security deposits	5,829	19,217
Total liabilities	1,368,896	2,225,581

Commitments and Contingencies	—	—
Minority interests in other partnerships	396,385	259,736

Partners’ Capital
Preferred Capital	—	1,200
General Partner Capital	2,189,820	1,241,985
Limited Partner Capital	—	16,513
Accumulated other comprehensive income	—	1,816
Total Partners’ Capital	2,189,820	1,261,514
Total Liabilities and Partners’ Capital	$3,955,101	$3,746,831

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands)

	Three months ended September 30,	Period January 26 to September 30,	Period January 1 to January 25,	Three months ended September 30,	Nine months ended September 30,
	2007	2007	2007	2006	2006
Revenues	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Rental revenue, net	$64,879	$176,001	$21,821	$66,932	$200,956
Escalation and reimbursement	13,735	36,267	3,728	15,134	41,262
Investment income	4,487	14,433	1,201	5,982	16,312
Other income	262	730	—	3,543	17,450
Total revenues	83,363	227,431	26,750	91,591	275,980
Expenses
Operating expenses	20,321	51,209	6,921	22,017	58,914
Real estate taxes	12,634	35,477	4,744	15,104	43,416
Ground rent	2,556	6,973	699	2,135	6,242
Interest	15,963	48,491	6,728	24,651	74,200
Amortization of deferred financing costs	—	—	152	1,071	3,210
Depreciation and amortization	19,628	52,119	5,311	19,553	57,845
Merger related costs	—	—	8,814	—	—
Marketing, general and administrative	206	488	5,347	9,340	29,750
Total expenses	71,308	194,757	38,716	93,871	273,577
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on sale, minority interest and discontinued operations	12,055	32,674	(11,966)	(2,280)	2,403
Equity in net income from unconsolidated joint venture	355	887	8	678	2,889
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations	12,410	33,561	(11,958)	(1,602)	5,292
Gain on sale of real estate	—	—	—	—	35,393
Minority interest in other partnerships	(2,558)	(6,725)	(1,665)	(2,904)	(10,935)
Income (loss) from continuing operations	9,852	26,836	(13,623)	(4,506)	29,750
Income from discontinued operations, net	—	—	2,520	13,236	49,037
Gain on sale of real estate from discontinued operations	—	—	—	757	10,275
Net income (loss) available to common unitholders	$9,852	$26,836	$(11,103)	$9,487	$89,062

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine months Ended September 30,	Nine months Ended September 30,
	2007	2006
	(Successor)	(Predecessor)
Operating Activities
Net income	$15,733	$89,062
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	4,032	45,024
Depreciation and amortization	57,430	61,055
Gain on sale of real estate	—	(45,747)
Equity in net income from unconsolidated joint venture	(895)	(1,636)
Distributions of cumulative earnings from unconsolidated joint venture	895	—
Sale of option to acquire joint venture interest	—	(9,016)
Minority interest in other partnerships	8,390	10,935
Deferred rents receivable	(15,301)	(13,342)
Other non-cash adjustments	4,769	940
Changes in operating assets and liabilities:
Restricted cash — operations	11,533	(5,302)
Tenant and other receivables	1,675	2,386
Deferred lease costs	(2,055)	(15,996)
Other assets	91,703	1,162
Accounts payable, accrued expenses and other liabilities	(96,013)	(21,617)
Net cash provided by operating activities	81,896	97,908
Investing Activities
Additions to land, buildings and improvements	(25,953)	(92,814)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,182	3,551
Proceeds from disposition of real estate/ partial interest in property	—	193,500
Proceeds from the Asset Sale	1,978,764	—
Structured finance and other investments net of repayments/participations	32,582	(21,740)
Net cash provided by investing activities	1,993,575	82,497
Financing Activities
Repayments of mortgage notes payable	(185,778)	(120,712)
Proceeds from revolving credit facilities, term loans and unsecured notes	12,000	679,819
Repayments of revolving credit facilities, term loans and unsecured notes	(481,000)	(621,000)
Contributions	305,773	2,677
Minority interest in other partnerships — distributions	(13,686)	(12,950)
Minority interest in other partnerships — contributions	—	1,878
Other financing activities	—	(830)
Distributions	(1,753,668)	(110,383)
Net cash used in financing activities	(2,116,359)	(181,501)
Net decrease in cash and cash equivalents	(40,888)	(1,096)
Cash and cash equivalents at beginning of period	51,192	17,468
Cash and cash equivalents at end of period	$10,304	$16,372

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, is the sole general partner of ROP.  RARC is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.  The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the Greater New York Area.  At September 30, 2007, our inventory of development parcels aggregated approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at September 30, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.0 million.  In addition, ROP also held approximately $108.3 million of structured finance investments.

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

(Continued)

As of September 30, 2007, we owned the following interests in commercial office properties primarily located in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	95.4%

Suburban	Consolidated properties	19	2,889,900	90.1%

Suburban	Unconsolidated property	1	1,402,000	100.0%
		24	8,061,900

(1)   The weighted average occupancy represents the total leased square feet divided by total available square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2007 (Successor) and December 31, 2006 (Predecessor), the consolidated results of their operations for the three months ended September 30, 2007 (Successor) and for each of the periods January 26, 2007 to September 30, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (Predecessor) and their cash flows for the period January 1, 2007 to January 25, 2007 (Predecessor) and January 26, 2007 to September 30, 2007 (Successor) (presented on a combined basis for the nine months ended September 30, 2007) and for the nine months ended September 30, 2006 (Predecessor).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2007 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The financial position as of December 31, 2006 and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and for the three and nine months ended September 30, 2006 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The financial position as of September 30, 2007 (Successor) and the results of operations for the three months ended September 30, 2007 (Successor) and the period from January 26, 2007 to September 30, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” Entities which we do not control and entities which are variable interest entities, or VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate VIEs in which we are determined to be the primary beneficiary.  The interest that we do not own is included in Minority Interest in Other Partnerships on the balance sheet.  All

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

(Continued)

significant intercompany balances and transactions have been eliminated.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership.  EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership and thereby preclude the general partner from exercising unilateral control over the partnership.  Our adoption of EITF 04-5 did not have any effect on net income or partners’ capital.

Investment in Commercial Real Estate Properties

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-below-and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above-and-below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

SL Green has not yet obtained all the information necessary to finalize its estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to our assets in connection with the Merger.  The purchase price allocations will be finalized once the information we identified has been received, which should not be longer than one year from the date of acquisition.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued SFAS No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted Statement No. 150 on July 1, 2003, which had no effect on our financial statements. SFAS No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  Two of our consolidated joint ventures are subject to finite life joint venture agreements. In accordance with SFAS No. 150, we have estimated the settlement value of these non-controlling interests at September 30, 2007 and December 31, 2006 to be approximately $94.2 million and $175.0 million, respectively. The carrying value of these non-controlling interests, which is included in minority interests in other partnerships on our consolidated balance sheets, was approximately $76.6 million and $134.3 million at September 30, 2007 and December 31, 2006, respectively.

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

Earnings per unit was not computed in 2007 as there were no outstanding common units at September 30, 2007.  Basic earnings per unit, or EPU, excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period.  Basic EPU was $0.11 and $1.04 for the three and nine months ended September 30, 2006, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

(Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 7.3% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 3.7% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2007.  Approximately 15%, 16%, 23% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2007.  Four borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2007.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  We adopted FIN 48 on January 1, 2007.  The adoption had no impact on our consolidated financial statements.

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

At September 30, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2007

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the period January 1, 2007 to January 25, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (Predecessor) (in thousands).  No assets were considered as held for sale during the Successor period.

	Period January 1 to January 25,		Three months Ended September 30,		Nine months Ended September 30,
	2007		2006		2006
	(Predecessor	)	(Predecessor	)	(Predecessor	)
Revenues
Rental revenue	$14,344		$51,660		$164,393
Escalation and reimbursement revenues	346		7,176		19,617
Investment and other income	—		370		1,548
Total revenues	14,690		59,206		185,558
Operating expenses	3,731		16,273		43,553
Real estate taxes	2,658		10,421		30,846
Ground rent	134		577		1,725
Interest	465		2,880		8,539
Marketing, general and administrative	1,150		2,293		6,834
Depreciation and amortization	3,524		13,224		44,242
Total expenses	11,662		45,668		135,739
Income from discontinued operations	3,028		13,538		49,819
Gain on disposition of discontinued operations	—		757		10,275
Minority interest in other partnerships	(508)		(302)		(782)
Income from discontinued operations, net of minority interest	$2,520		13,993		59,312

4.  Structured Finance Investments

As of September 30, 2007 (Successor) and December 31, 2006 (Predecessor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 12.5% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$55,250	$225,000	$59,478	$57,990	December 2020
Mezzanine Loan (1) (3)	10,000	4,500	10,000	10,000	October 2007
Mezzanine Loan (1) (4)	—	—	—	30,000	—
Mezzanine Loan (1) (2)	25,000	314,830	27,398	26,389	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Mezzanine Loan (1)	14,189	15,661	9,938	14,188	April 2008
Mezzanine Loans (5)	—	—	—	58,387	—
	$105,939	$559,991	$108,314	$198,454

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	This loan was redeemed in October 2007.
(4)	This loan was redeemed in May 2007.
(5)	These loans have been aggregated and were sold as part of the Asset Sale.

At September 30, 2007 and December 31, 2006, all loans were performing in accordance with the terms of the loan agreements.

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2007

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

6.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	2007	2006
919 Third Avenue New York, NY (2)	6.87%	7/2018	$232,835	$235,113
100 Summit Road, Westchester, NY (3)	—	—	—	12,788
333 Earle Ovington Blvd., Mitchel Field, NY (4)(7)	—	—	—	49,377
810 Seventh Avenue, New York, NY (5)(7)	—	—	—	75,913
275 Broadhollow Road, Melville, NY (5)(7)	—	—	—	14,774
90 Merrick Avenue, Merrick, NY (5)(7)	—	—	—	18,123
711 Westchester Avenue, White Plains, NY (6)(6)	—	—	—	12,525

Total mortgage notes payable			$232,835	$418,613

(1)	Effective interest rate for the three months ended September 30, 2007.
(2)	We own a 51% interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	This mortgage was repaid in May 2007 upon maturity.
(4)	At December 31, 2006, we had a 60% general partnership interest in this property and our proportionate share of the aggregate principal amount of the mortgage was approximately $29.6 million.
(5)	These mortgages were cross-collateralized.
(6)	This mortgage note was interest only through January 2007 and then amortized over a 30-year period.
(7)	These mortgages were satisfied or assigned in connection with the Merger and the Asset Sale.

At September 30, 2007, the gross book value of the property collateralizing the mortgage note was approximately $1.1 billion.

For the three months ended September 30, 2007 (Successor), the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and the three and nine months ended September 30, 2006 (Predecessor), we incurred approximately $16.0 million, $48.5 million, $6.9 million, $25.7 million and $77.4 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $1.6 million, $4.5 million, none, $2.9 million and $9.2 million, respectively.

At September 30, 2007, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

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

During January 2007, we incurred a net increase of $12.0 million in borrowings under the Credit Facility primarily for costs incurred

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements, (Continued)

(Unaudited)

September 30, 2007

or to be incurred pursuant to the Merger.  Upon the closing of the Merger on January 25, 2007, the aggregate balance of $281.0 million outstanding under the Credit Facility, together with accrued and unpaid interest, was repaid and the Credit Facility was terminated.

Senior Unsecured Notes

As of September 30, 2007, we had outstanding approximately $1.057 billion (net of unamortized issuance discounts) of senior unsecured notes.

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

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through September 30, 2007, approximately $0.5 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes and our share of joint venture debt as of September 30, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2007	$1,156	$—	$—	$1,156	—
2008	3,634	—	—	3,634	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,222	216,656	150,000	369,878	—
Thereafter	—	—	706,841	706,841	94,500
	$16,179	$216,656	$1,056,841	$1,289,676	$94,500

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

September 30, 2007

8.  Partners’ Capital

Prior to the Merger, a Class A OP Unit and a share of common stock of RARC had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP.  As of January 25, 2007 and September 30, 2007, all of our issued and outstanding Class A OP Units were owned by RARC or the operating partnership.

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

Net income per common partnership unit was determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of September 30, 2007 (in thousands):

	Air Rights	Non-cancellable operating leases

2007	$7	$2,381
2008	29	9,524
2009	29	9,524
2010	29	9,083
2011	29	7,109
Thereafter	213	221,466
Total minimum lease payments	$336	$259,087

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

Selected results of operations for the three months ended September 30, 2007 (Successor), the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and the three and nine months ended September 30, 2006 (Predecessor), and selected asset information as of September 30, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended September 30, 2007 (Successor)	$78,876	$4,487	$83,363
Three months ended September 30, 2006 (Predecessor)	85,608	5,983	91,591
January 26 to September 30, 2007 (Successor)	212,998	14,433	227,431
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750
Nine months ended September 30, 2006 (Predecessor)	259,670	16,310	275,980

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Three months ended September 30, 2007 (Successor)	$9,604	$2,806	$12,410
Three months ended September 30, 2006 (Predecessor)	(4,789)	3,187	(1,602)
January 26 to September 30, 2007 (Successor)	24,391	9,170	33,561
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)
Nine months ended September 30, 2006 (Predecessor)	(2,912)	8,204	5,292

Total assets
As of:
September 30, 2007 (Successor)	$3,846,787	$108,314	$3,955,101
December 31, 2006 (Predecessor)	3,548,377	198,454	3,746,831

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three months ended September 30, 2007 (Successor), the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and for the three and nine months ended September 30, 2006 (Predecessor) (in thousands):

	Three months Ended September 30,	Period January 26 to September 30,	Period January 1 to January 25,	Three months Ended September 30,	Nine months Ended September 30,
	2007	2007	2007	2006	2006
	(Successor)	(Successor)	(Predecessor )	(Predecessor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$12,410	$33,561	$(11,958)	$(1,602)	$5,292
Gain on sale of real estate	—	—	—	—	35,393
Minority interest in other partnerships	(2,558)	(6,725)	(1,665)	(2,904)	(10,935)
Income from continuing operations	9,852	26,836	(13,623)	(4,506)	29,750
Net income/ gains from discontinued operations	—	—	2,520	13,993	59,312
Net income (loss) available to common unitholders	$9,852	$26,836	$(11,103)	$9,487	$89,062

12.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 is presented below (in thousands):

	Nine months Ended September 30,
	2007(1)	2006
Redemption of preferred units	$1,200	$—
Transfer of real estate to the operating partnership	608,222	—
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	(3,131,606)	44,400
Adjustments to contributed capital	2,327,290	—
Other non-cash financing	92,017	—
Other non-cash adjustments—investing	104,077	—
Redemption of common units	—	493
Accretion of debt discount	1,654	—

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

ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the Greater New York Area.  At September 30, 2007, our inventory of development parcels aggregated approximately 81 acres of land in 4 separate parcels on which we can, based on estimates at September 30, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.0 million.  In addition, ROP also held approximately $108.3 million of structured finance investments.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, and Connecticut which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.4%

Suburban	Consolidated properties	19	2,889,900	90.1%

Suburban	Unconsolidated property	1	1,402,000	100.0%
		24	8,061,900

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

Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

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

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$64.9	$66.9	$(2.0)	$(3.0)%
Escalation and reimbursement revenue	13.7	15.1	(1.4)	(9.3)
Total	$78.6	$82.0	$(3.4)	(4.2)%

At September 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 53.0% and 11.1% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.8% of the space leased at our consolidated properties expires during the remainder of 2007.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.4	$0.7	$(0.3)	(42.9)%
Investment and other income	4.8	9.5	(4.7)	(49.5)
Total	$5.2	$10.2	$(5.0)	(49.0)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense related to purchase accounting adjustment to the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 10.4% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2006 and 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$20.3	$22.0	$(1.7)	(7.7)%
Real estate taxes	12.6	15.1	(2.5)	(16.6)
Ground rent	2.6	2.1	0.5	23.8
Total	$35.5	$39.2	$(3.7)	(9.4)%

Operating expenses and real estate taxes remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2006 period. The increase in ground rent expense was due to the reset of the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$16.0	$25.7	$(9.7)	(37.7)%
Depreciation and amortization expense	19.6	19.6	—	—
Marketing, general and administrative expense	0.2	9.3	(9.1)	(97.9)
Total	$35.8	$54.6	$(18.8)	(34.4)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after September 30, 2006 and those properties remaining unencumbered. In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.

The decrease in marketing, general and administrative expenses is primarily due to SL Green’s policy of not allocating corporate costs to the properties.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

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

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$197.8	$201.0	$(3.2)	(1.6)%
Escalation and reimbursement revenue	40.0	41.3	(1.3)	(3.2)
Total	$237.8	$242.3	$(4.5)	(1.9)%

At September 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 53.0% and 11.1% higher, respectively, than then existing in-place fully escalated rents. Approximately 1.8% of the space leased at our consolidated properties expires during the remainder of 2007.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.9	$2.9	$(2.0)	(69.0)%
Investment and other income	16.4	33.8	(17.4)	(51.5)
Total	$17.3	$36.7	$(19.4)	(52.9)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense related to purchase accounting adjustment to the basis of the investment in connection with the Merger. Our joint venture at One Court Square is net leased to a single tenant until 2020. As such, we do not anticipate much change in occupancy rates or net income contributions from this asset. At September 30, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 10.4% higher than then existing in-place fully escalated rents.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in investment and other income was primarily due to the sale in 2006 of our option to acquire the minority partner’s 40% partnership interest in a property for net consideration of approximately $9.0 million. In addition, the average investment balance decreased between 2006 and 2007.

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$58.1	$58.9	$(0.8)	(1.4)%
Real estate taxes	40.2	43.4	(3.2)	(7.4)
Ground rent	7.7	6.2	1.5	24.2
Total	$106.0	$108.5	$(2.5)	(2.3)%

Operating expenses and real estate taxes remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2006 period. The increase in ground rent expense was due to a reset of the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$55.4	$77.4	$(22.0)	(28.4)%
Depreciation and amortization expense	57.4	57.8	(0.4)	(0.7)
Marketing, general and administrative expense	14.7	29.9	(15.2)	(50.8)
Total	$127.5	$165.1	$(37.6)	(22.8)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after September 30, 2006 and those properties remaining unencumbered. In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of $6.9%. We incurred a $1.0 million make-whole payment in connection with the early redemption of these bonds.

The decrease in marketing, general and administrative expenses is primarily due to SL Green’s policy of not allocating corporate costs to the properties. The Predecessor 2007 period includes approximately $8.8 million related to merger costs.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash flow from operations and net proceeds from divestitures of properties and redemptions of structured finance investments.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to September 30, 2007 (Successor) to provide a reasonable comparison to the cash flows for the nine months ended September 30, 2006 (Predecessor). Summarized cash flow information for the nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Nine months ended September 30,
	2007	2006	Increase (Decrease)

Net cash provided by operating activities	$81,896	$97,908	$(16,012)
Net cash provided by investing activities	$1,993,575	$82,497	$1,911,078
Net cash used in financing activities	$(2,116,359)	$(181,501)	$(1,934,858)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2007, our portfolio was 94.3% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2007, compared to the same period in the prior year we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$66,861
Distributions from joint ventures	4,631
Proceeds from sales of real estate	(193,500)
Structured finance and other investments	54,322
Proceeds from Asset Sale	1,978,764

We generally fund our investment activity through property-level financing and asset sales. During the nine months ended September 30, 2007, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(667,819)
Repayments under our debt obligations	74,934
Contributions	301,218
Distributions and other financing activities	(1,643,191)

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

Net income per common partnership unit for the three and six months ended September 30, 2006 was determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of September 30, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$1,156	$3,634	$3,942	$4,225	$219,878	$—	$232,835
Senior unsecured notes	—	—	200,000	—	150,000	706,841	1,056,841
Ground leases	2,381	9,524	9,524	9,083	7,109	221,466	259,087
Air rights	7	29	29	29	29	213	336
Estimated interest expense	19,057	76,064	68,054	60,024	48,463	254,423	526,085
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$22,601	$89,251	$281,549	$73,361	$425,479	$1,277,443	$2,169,684

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

Senior Unsecured Notes

As of September 30, 2007, we had outstanding approximately $1.057 billion (net of unamortized issuance discounts) of senior unsecured notes.

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

Interest on the senior unsecured notes is payable semiannually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $6.1 million. Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate. Through September 30, 2007, approximately $0.5 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2007, we will incur approximately $49.5 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Other

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These insurance policies cover the ROP assets.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. This policy expires on December 31, 2008.  The liability policy expires on October 31, 2008.  The New York City portfolio incorporates SL Green’s captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers its insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, SL Green may not have sufficient coverage to replace certain properties.

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

The risks included here are not exhaustive.  Other sections of this report, our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Reports on Form 10Q for the quarters ended March 31, 2007 and June 30, 2007 may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, our President and Treasurer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 for SL Green Realty Corp., our 100% indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 2 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

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

Date:       November 14, 2007