Form 10-K
period 2007-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2008-03-31
CIK 930810

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-13762

RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Delaware	11-3233647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices—Zip Code)

(212) 594 - 2700
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 28, 2008, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of Registrant, for its 2008 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.
PART I
1.	Business	2
1A.	Risk Factors	5
1B.	Unresolved Staff Comments	14
2.	Properties	15
3.	Legal Proceedings	19
4.	Submission of Matters to a Vote of Security Holders	20
PART II
5.	Market for Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	21
6.	Selected Financial Data	21
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
7A.	Quantitative and Qualitative Disclosures about Market Risks	37
8.	Financial Statements and Supplementary Data	38
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
9A.	Controls and Procedures	67
9B.	Other Information	68
PART III
10.	Directors, Executive Officers and Corporate Governance of the Registrant	68
11.	Executive Compensation	68
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
13.	Certain Relationships and Related Transactions and Director Independence	68
14.	Principal Accounting Fees and Services	68
PART IV
15.	Exhibits, Financial Statements and Schedule	70

PART I

ITEM 1.    BUSINESS

General

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Reckson Associates Realty Corp., or RARC, served as the sole general partner until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisitions GP LLC, or WAGP, succeeded it, as the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

        ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the Greater New York Area. At December 31, 2007, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.0 million. In addition, at December 31, 2007 ROP also held approximately $99.2 million of structured finance investments.

        SL Green and the operating partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means ROP and all entities owned or controlled by ROP.

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

        On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of RARC's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC's former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts;

(5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.5%
Suburban	Consolidated properties	19	2,889,900	89.5%
	Unconsolidated properties	1	1,402,000	100.0%

		24	8,061,900

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

        As of December 31, 2007, our Manhattan properties were comprised of fee ownership (three properties) and leasehold ownership (one property). We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2007, all our Suburban properties were comprised of fee ownership. We refer to our Manhattan and Suburban properties collectively as our portfolio.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2007, our corporate staff consisted of approximately 283 persons, including 223 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategies and Growth Opportunities

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2007 for a complete description of SL Green's business and growth strategies.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. Although currently no other publicly traded REITs have been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, and the design and condition of our properties. In addition, we face competition from other real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

ITEM 1A.    RISK FACTORS

        We encourage you to read "Item 1A—Risk Factors" in the Annual Report on Form 10-K for SL Green Realty Corp., our 100% indirect parent company, for the year ended December 31, 2007.

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan as well as Westchester County, Connecticut, and Long Island City, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

        Most of our office properties, based on square feet, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio, our revenues and our company, and thus adversely affect our ability to service current debt and to make distributions to SL Green. We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut and Long Island City.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2012, leases will expire on approximately 38.6% and none of the rentable square feet at our consolidated properties and unconsolidated joint venture property, respectively. As of December 31, 2007, approximately 2.4 million and no square feet are scheduled to expire by December 31, 2012 at our consolidated properties and unconsolidated joint venture property, respectively, and these leases currently have annualized revenue totaling approximately $88.0 million and none, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and make distributions to SL Green would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interest in our commercial office property located at 1185 Avenue of the Americas is through a long-term leasehold interest in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of this lease before its expiration, we will lose our right to operate this property and our interest in the improvements upon expiration of the lease, which would significantly adversely affect our results of operations. The remaining term of this long-term lease, including our unilateral extension rights is approximately 36 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized revenue of this property at December 31, 2007 totaled approximately $55.6 million, or 23%, of our share of total portfolio annualized revenue associated with our portfolio.

We rely on four large properties for a significant portion of our revenue.

        As of December 31, 2007, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, accounted for approximately 66% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1185 Avenue of the Americas alone accounted for approximately 23% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to SL Green would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These policies cover the ROP assets. SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. This policy expires on December 31, 2008. The liability policies expire on October 31, 2008. The New York City portfolio incorporates SL Green's captive, Belmont Insurance Company, which SL Green formed in an effort to, among other things, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million. SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers our insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism.

        Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green's 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2007 for our consolidated properties and our unconsolidated joint venture property as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.5% of our share of portfolio annualized rent, and, other than two tenants, Citigroup, N.A. and Debevoise & Plimpton, LLP who accounted for approximately 7.0% and 7.3% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 4.4% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

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

        We have made acquisitions of individual properties and portfolios of properties. Our acquisition activities and their success may be exposed to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors;

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

        We may continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

  •
  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded an privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

  •
  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

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

Recent turmoil in the credit markets could affect our ability to obtain debt financing on reasonable terms.

        The U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. Continued turmoil in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect investment returns on future acquisitions or our ability to make acquisitions.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        The total principal amount of our outstanding consolidated indebtedness was approximately $1.3 billion as of December 31, 2007, consisting of $1.1 billion under our senior unsecured notes, and approximately $0.2 million of non-recourse mortgage loan on one of our properties. As of December 31, 2007, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, senior unsecured notes and indebtedness outstanding at our joint venture properties.

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

        We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2008, none of the debt on either of our consolidated properties and our unconsolidated joint venture property, respectively, will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity or debt capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green.

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

Rising interest rates could adversely affect our cash flow.

        We may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2007, we had no variable rate borrowings.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

        The interest rate hedge instruments we may use to manage our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Our policy of no limitation on debt could adversely affect our cash flow.

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. However, SL Green's policy is to incur debt only if upon incurrence its consolidated debt to market capitalization ratio would be 60.0% or less. The board of directors of SL Green can alter or eliminate this policy and may do so if it determines that this action is in the best interests of its business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to SL Green and could increase the risk of default on our indebtedness. In addition, any change that increases SL Green's debt to market capitalization percentage could be viewed negatively by investors. As a result, SL Green's share price could decrease.

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

        We owned mezzanine and other loans in five properties with an aggregate book value of approximately $99.2 million at December 31, 2007. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

        We evaluate the collectibility of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2007, our unconsolidated joint venture owned one property and we had an aggregate cost basis in the joint venture totaling approximately $61.4 million. As of December 31, 2007, our share of unconsolidated joint venture debt totaled approximately $94.5 million.

Our joint venture agreements contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures.

        Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

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

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. SL Green and its tenants accounted for approximately 30% of Alliance's 2007 total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

        As of December 31, 2007, services were being provided by these entities to three of the properties owned by ROP.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and non-competition agreements.

        Stephen Green, Marc Holliday, Gregory Hughes, Andrew Levine and Andrew Mathias entered into employment and non-competition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of its desire to maintain its ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green's failure to qualify as a REIT would be costly.

        We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of these requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within SL Green's control, can affect its qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green's gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green's REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

        If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, it would have to pay significant income taxes and ROP would therefore have less money available to service indebtedness.

SL Green would incur adverse tax consequences if RARC failed to qualify as a REIT.

        SL Green has assumed that RARC has historically qualified as a REIT for United States federal income tax purposes and that SL Green will continue to be able to qualify as a REIT following the Merger. However, if RARC failed to qualify as a REIT, SL Green generally would have succeeded to significant tax liabilities (including the significant tax liability that would result from a deemed sale of assets by RARC pursuant to the Merger).

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

        We are dependent on the efforts of Stephen L. Green, the chairman of the board of directors of SL Green and an executive officer, Marc Holliday, the chief executive officer of SL Green and president of WAGP, Andrew Mathias, the president and chief investment officer of SL Green and Gregory F. Hughes, the chief operating officer and chief financial officer of SL Green and the treasurer of WAGP. A loss of the services of any of these individuals could adversely affect our operations.

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

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    Unresolved Staff Comments

        As of December 31, 2007, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

The Portfolio

General

        As of December 31, 2007, we owned or held interests in four consolidated commercial office properties encompassing approximately 3.8 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2007, our portfolio also included ownership interests in 19 consolidated and one unconsolidated commercial office properties located in Queens, Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.9 million rentable square feet and 1.4 million rentable square feet, respectively.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2007:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
810 Seventh Avenue	1970	Times Square	692,000	9	96.6	37,142,472	15	40	55.93	49.28
919 Third Avenue(5)	1970	Grand Central North	1,454,000	18	99.9	76,588,284	16	15	52.80	49.84
1185 Avenue of the Americas(6)	1969	Rockefeller Center	1,062,000	13	90.9	55,613,652	23	23	57.40	56.78
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	7	91.7	28,796,412	12	39	54.15	53.99

Total/Weighted Average Consolidated Properties(7)			3,770,000	47	95.5	$198,140,820	66	117

Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street—1 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	100.0	2,317,500	1	1	25.75	25.75
1100 King Street—2 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	76.3	772,500	1	1	25.75	25.75
1100 King Street—3 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	96.0	2,194,860	1	6	25.39	25.34
1100 King Street—4 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	98.4	2,637,480	1	8	31.23	31.13
1100 King Street—5 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	97.1	1,989,912	1	8	26.21	25.69
1100 King Street—6 International Drive	1983–1986	Rye Brook, Westchester	90,000	1	100.0	2,640,780	1	5	27.72	27.72
100 White Plains Road(5)	1984	Tarrytown, Westchester	6,000	0	100.0	92,568	0	1	15.43	14.36
120 White Plains Road(5)	1984	Tarrytown, Westchester	205,000	3	97.6	5,823,984	1	15	29.20	29.28
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	85.3	3,716,604	2	8	25.06	24.39
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	65.2	3,058,716	1	14	24.81	24.13
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	87.4	6,295,908	3	8	28.89	28.87
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	95.7	6,689,172	3	9	29.41	29.36
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	3	77.1	4,129,824	2	1	23.50	24.39
140 Grand Street	1991	White Plains, Westchester	130,100	2	80.0	3,485,328	1	7	37.48	37.03
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	5	100.0	12,287,280	5	15	32.08	31.77

Westchester, NY Subtotal			2,346,100	30	89.7	58,132,416	24	107
7 Landmark Square	2007	Stamford, Connecticut	36,800	—	10.8	271,032	—	1	68.10	68.10
680 Washington Boulevard(5)	1989	Stamford, Connecticut	133,000	2	94.7	4,522,764	1	5	36.05	37.01
750 Washington Boulevard(5)	1989	Stamford, Connecticut	192,000	2	98.5	6,144,240	1	8	34.04	33.71
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	2	89.5	5,350,332	2	22	32.20	31.97

Connecticut Subtotal			543,800	6	88.6	16,288,368	4	36

Total/Weighted Average Consolidated Property(8)			2,889,900	36	89.5	74,420,784	28	143
UNCONSOLIDATED PROPERTY
One Court Square—30%	1987	Long Island City, New York	1,402,000	17	100.0	50,803,956	6	1	36.25	36.25

Total/Weighted Average Unconsolidated Property(9)			1,402,000	17	100.0	$50,803,956	6	1
Grand Total/Weighted Average			8,061,900	100	92.9	$323,365,560		261
Grand Total—SLG share of Annualized Rent						$242,148,589	100

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of

  December 31, 2007 for the 12 months ending December 31, 2008 are approximately $0.2 million for our consolidated properties and none for our unconsolidated property.

(2)
Includes our share of unconsolidated joint venture annualized rent calculated on a consistent basis.

(3)
Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)
Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(5)
We hold a 51% interest in this property.

(6)
We hold a leasehold interest in this property.

(7)
Includes approximately 3.5 million square feet of rentable office space, 0.1 million square feet of rentable retail space and 0.2 million square feet of garage space.

(8)
Includes approximately 2.8 million square feet of rentable office space and 0.1 million square feet of rentable retail space.

(9)
Includes approximately 1.4 million square feet of rentable office space.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2012, the average annual rollover at our Manhattan consolidated properties is approximately 0.2 million square feet representing an average annual expiration rate of 4.5% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2007 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2008(3)	12	129,614	3.59%	$6,358,116	$49.05
2009	12	177,960	4.92%	10,049,064	56.47
2010	18	178,394	4.93%	8,606,904	48.25
2011	7	121,197	3.35%	6,637,620	54.77
2012	8	199,038	5.51%	10,588,392	53.20
2013	9	264,151	7.31%	13,920,444	52.70
2014	9	275,906	7.63%	12,578,892	45.59
2015	7	139,021	3.85%	8,541,108	61.44
2016	14	393,840	10.89%	22,905,072	58.16
2017 & thereafter	25	1,736,053	48.02%	97,955,208	56.42

Total/weighted average	121	3,615,174	100.00%	$198,140,820	$54.81

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008, are approximately $0.1 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes no square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically extend for a term of five to ten years. For the five years ending December 31, 2012, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.3 million square feet and none, respectively, representing an average annual expiration rate of 12.4% and none respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        Our Suburban unconsolidated property is leased to a single tenant on a net-lease basis. The lease expires in 2020.

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2007 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2008(3)	24	108,414	4.32%	$3,322,164	$30.64
2009	14	141,627	5.64%	4,885,980	34.50
2010	26	459,284	18.28%	13,607,196	29.63
2011	23	563,993	22.45%	16,050,540	28.46
2012	19	283,131	11.27%	7,900,056	27.90
2013	8	323,544	12.88%	10,211,088	31.56
2014	10	160,733	6.40%	4,855,968	30.21
2015	7	177,559	7.07%	5,323,800	29.98
2016	9	162,606	6.47%	4,802,688	29.54
2017 & thereafter	10	131,416	5.23%	3,461,304	26.34

Total/weighted average	150	2,512,307	100.00%	$74,420,784	$29.62

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. There are no total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008 for the suburban properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 12,531 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

Tenant Diversification

        At December 31, 2007, our portfolio was leased to approximately 261 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2007:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	One Court Square and 750 Washington Blvd	148	1,510,197	18.7%	7.0%
Debevoise & Plimpton, LLP	919 Third Avenue	168	586,528	7.3%	7.3%
Verizon	1100 King Street Bldg's 1&2 & 500 Summit Lake Drive	48	295,737	3.7%	3.0%
Schulte, Roth & Zabel LLP	919 Third Avenue	162	279,746	3.5%	3.1%
Fuji Color Processing Inc.	120 White Plains Road & 200 Summit Lake Drive	63	186,484	2.3%	2.1%
Amerada Hess Corp.	1185 Avenue of the Americas	240	181,782	2.3%	4.2%
King & Spalding	1185 Ave. of the Americas	214	159,858	2.0%	3.5%
National Hockey League	1185 Ave. of the Americas	179	146,241	1.8%	4.4%
Banque National De Paris	919 Third Avenue	103	145,834	1.8%	3.3%
Draft Worldwide	919 Third Avenue	71	141,260	1.8%	2.9%

Total/ Weighted Average(3)			3,633,667	45.2%	40.8%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2007 until the date of the last expiring lease for tenants with multiple leases.

(3)
Weighted average calculation based on total rentable square footage leased by each tenant.

Environmental Matters

        We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2007, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

        On December 6, 2006, SL Green announced that it and RARC had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the

Merger. The settlement, which remains subject to documentation and judicial review and approval, provides (1) for certain contingent profit sharing participations for former RARC stockholders relating to specified assets, none of which are owned by ROP (2) for potential payments to former RARC stockholders of amounts relating to Reckson's interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by ROP and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established trading market for our common equity. As of March 28, 2008, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

        The following table sets forth for the periods indicated, the distributions declared by ROP for each respective quarter ended.

	Class A Distribution	Class C Distribution
March 31, 2006	$0.4246	$0.4664
June 30, 2006	$0.4246	$0.4664
September 30, 2006	$0.4246	$0.4664
December 31, 2006	$0.4246	$0.4664
January 25, 2007*	$0.3844	$—

    *
    No distributions were declared subsequent to the Merger.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not sell any Class A common units in the year ended December 31, 2007 that were not registered under the Securities Act of 1933, as amended.

        In 2007, 1,129,733 Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

        In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income.

        The financial position as of December 31, 2006, 2005, 2004 and 2003 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and years ended December 31, 2006, 2005, 2004 and 2003 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2007 (Successor) and the results of operations for the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

        We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property sold during 2007.

Operating Data	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year ended December 31,
(In thousands, except share and per share data)
			2006	2005	2004	2003
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Total revenue	$313,139	$26,750	$358,788	$359,216	$323,267	$319,659

Operating expenses	72,123	6,921	79,783	72,589	70,578	65,082
Real estate taxes	47,544	4,744	57,695	53,333	52,038	48,451
Ground rent	8,081	699	8,489	7,907	6,751	2,003
Interest	65,435	6,728	98,490	98,427	83,609	74,761
Amortization of deferred finance costs	—	152	4,312	4,166	3,721	3,239
Depreciation and amortization	73,626	5,311	77,201	78,407	69,146	64,395
Merger related costs	—	8,814	56,896	—	—	—
Reserve for loan impairment	—	—	—	—	—	11,580
Long-term incentive compensation expense	—	1,800	10,169	23,534	—	—
Marketing, general and administration	698	3,547	42,933	24,644	23,202	27,266

Total expenses	267,507	38,716	435,968	363,007	309,045	296,777

Income (loss) from continuing operations before items	45,632	(11,966)	(77,180)	(3,791)	14,222	22,882
Equity in net income of unconsolidated joint ventures	1,249	8	3,681	1,371	603	30

Income (loss) from continuing operations before minority interest and gain on sales	46,881	(11,958)	(73,499)	(2,420)	14,825	22,912
Minority interests	(9,864)	(1,665)	(13,292)	(15,819)	(20,232)	(17,054)

Income (loss) before gains on sale	37,017	(13,623)	(86,791)	(18,239)	(5,407)	5,858
Gain on sale of properties	—	—	63,640	92,130	—	—

Income (loss) from continuing operations	37,017	(13,623)	(23,151)	73,891	(5,407)	5,858
Discontinued operations (net of minority interest)	—	2,520	68,626	129,201	78,679	172,866

Net (loss) income	37,017	(11,103)	45,475	203,092	73,272	178,724
Preferred dividends and redemption charges	—	—	—	—	(28,589)	(22,360)

Income (loss) available to common unitholders	$37,017	$(11,103)	$45,475	$203,092	$44,683	$156,364

Net income per Class A common unit—Basic			$0.53	$2.40	$0.62	$2.47

Cash distributions declared per Class A common unit			$1.70	$1.70	$1.70	$1.70

Basic weighted average Class A common units outstanding			84,870	84,100	71,964	55,786

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data (In thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Commercial real estate, before accumulated depreciation	$3,938,060	$3,649,874	$3,476,415	$2,759,972	$2,258,805
Total assets	4,266,869	3,746,831	3,816,459	3,171,366	2,750,680
Mortgage notes payable, revolving credit facilities, term loans, unsecured notes and trust preferred securities	1,288,580	1,942,800	1,940,467	1,510,193	1,310,163
Minority interests	526,531	259,736	219,358	210,678	232,750
Partners' Capital	2,006,565	1,261,514	1,341,100	1,260,878	1,008,380

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Reckson Associates Realty Corp., or RARC, served as the sole general partner until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisition GP LLC, or WAGP, suceeded it, as the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

        ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the Greater New York Area. At December 31, 2007, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.0 million. In addition, as of December 31, 2007 ROP also held approximately $99.2 million of structured finance investments.

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

        On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC's former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

        As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, "Push-Down Accounting." The application of "push-down accounting" resulted in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP's assets and liabilities were recorded by SL Green subsequent to the Merger. The net impact of such adjustments was approximately $3.0 billion.

        As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.5%
Suburban	Consolidated properties	19	2,889,900	89.5%
	Unconsolidated properties	1	1,402,000	100.0%

		24	8,061,900

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment in Commercial Real Estate Properties

        On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or structured finance investments was impaired at December 31, 2007 and 2006.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and

Initial Rental Operations of Real Estate Projects." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        In accordance with SFAS 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity. In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

        Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for structured finance investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

        Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. No reserve for impairment was required at December 31, 2007 or 2006.

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

        Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2007 as compared to the Predecessor's operations for the same period in 2006. The results of operations may not be comparable for the periods presented due to the change in the basis of accounting between the Successor and Predecessor periods resulting from the application of "push-down accounting." The results of operations for 2006 include 120 West 45th Street and Landmark Square 1-6. In connection with the Merger, these properties were transferred to the operating partnership and are therefore not included in the Successor period results of operations. The results of operations for 2007 and 2006 do not include the assets that were sold as part of the Asset Sale.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$262.3	$265.3	$(3.0)	(1.1)%
Escalation and reimbursement revenue	51.2	53.3	(2.1)	(3.9)

Total	$313.5	$318.6	$(5.1)	(1.6)%

        At December 31, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 49.4% and 12.7% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.9% of the space leased at our consolidated properties expires during of 2008.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$1.3	$3.7	$(2.4)	(64.9)%
Investment and other income	26.4	40.2	(13.8)	(34.3)

Total	$27.7	$43.9	$(16.2)	(36.9)%

        The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense related to purchase accounting adjustment to the basis of the investment in connection with the Merger. Our joint venture at One Court Square is net leased to a single tenant until 2020. As such, we do not anticipate much change in occupancy rates or net income contributions from this asset. At December 31, 2007, we estimated that current market rents at our Suburban joint venture asset was approximately 10.4% higher than then existing in-place fully escalated rents.

        The decrease in investment and other income was primarily due to the sale in 2006 of our option to acquire the minority partner's 40% partnership interest in a property for net consideration of approximately $9.0 million. In addition, the average investment balance decreased from approximately $182.6 million in 2006 to approximately $117.7 million in 2007.

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$79.0	$79.8	$(0.8)	(1.0)%
Real estate taxes	52.3	57.7	(5.4)	(9.4)
Ground rent	8.8	8.5	0.3	3.5

Total	$140.1	$146.0	$(5.9)	(4.0)%

        Operating expenses and real estate taxes remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2006 period.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense and finance cost amortization	$72.3	$102.8	$(30.5)	(29.7)%
Depreciation and amortization expense	78.9	77.2	1.7	2.2
Marketing, general and administrative expense	14.9	110.0	(95.1)	(86.5)

Total	$166.1	$290.0	$(123.9)	(42.7)%

        The decrease in interest expense is due to mortgage debt on certain properties being repaid after December 31, 2006 and those properties remaining unencumbered at December 31, 2007. In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%. We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.

        The decrease in marketing, general and administrative expenses is due in part to the Predecessor 2007 period including approximately $8.8 million related to merger costs compared to $56.9 million in the 2006 period. The 2006 period includes approximately $10.2 million related to the long-term incentive compensation program.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

        Comparisons discussed below are made using the operations of the Predecessor for 2006 as compared to the Predecessor's operations for the same period in 2005. The results of operations for 2006 and 2005 include 120 West 45th Street and Landmark Square 1-6. In connection with the Merger in 2007, these properties were transferred to the operating partnership. The results of operations for 2006 and 2005 do not include the assets that were sold as part of the Asset Sale.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$265.3	$281.0	$(15.7)	(5.6)%
Escalation and reimbursement revenue	53.3	56.5	(3.2)	(5.7)

Total	$318.6	$337.5	$(18.9)	(5.6)%

        The decrease in rental revenues is primarily due to us selling a 70% joint venture interest in One Court Square in November 2005. Subsequent to the sale, we accounted for this investment using the equity method of accounting.

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$3.7	$1.4	$2.3	164.3%
Investment and other income	40.2	21.7	18.5	85.3

Total	$43.9	$23.1	$20.8	90.0%

        The increase in equity in net income of unconsolidated joint venture was primarily due to One Court Square being accounted for as a wholly-owned asset until November 2005, when we sold a 70% interest in the asset. Our joint venture at One Court Square is net leased to a single tenant until 2020.

        The increase in investment and other income was primarily due to the sale in 2006 of our option to acquire the minority partner's 40% partnership interest in a property for net consideration of approximately $9.0 million. In addition, the average investment balance increased from approximately $130.2 million in 2005 to approximately $182.6 million in 2006.

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expenses	$79.8	$72.6	$7.2	9.9%
Real estate taxes	57.7	53.3	4.4	8.3
Ground rent	8.5	7.9	0.6	7.6

Total	$146.0	$133.8	$12.2	9.1%

        The increase in real estate taxes is attributed to higher taxes being levied by the municipalities in which the properties are located. The increase in property expenses is primarily driven by the increases in energy costs. The increase in ground rent expense was due to a reset of the ground rent at 1185 Avenue of the Americas in 2005.

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense and finance cost amortization	$102.8	$102.6	$0.2	0.2%
Depreciation and amortization expense	77.2	78.4	(1.2)	(1.5)
Marketing, general and administrative expense	110.0	48.2	61.8	128.2

Total	$290.0	$229.2	$60.8	26.5%

        When excluding the assets sold as part of the Asset Sale, interest expense remained flat in 2006 compared to 2005.

        Marketing, general and administrative expenses increased by $61.8 million for the year ended December 31, 2006 as compared to the 2005 period. This overall net increase is primarily attributable to $14.0 million of bonuses paid to certain executive officers. In addition, the remaining increase is attributable to increased costs of maintaining offices and infrastructure in each of the five divisional markets we had as of December 31, 2006 and higher compensation costs including amortization expenses related to restricted stock awards to executive and non-executive officers. The 2006 period also included approximately $56.9 million in costs related to the Merger, compared to none in 2005.

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

        Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collections of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.

        We believe that our sources of working capital, specifically our cash flow from operations, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

        On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis—Liquidity and Capital Resources" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2007 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

        The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to December 31, 2007 (Successor) to provide a reasonable comparison to the cash flows for the year ended December 31, 2006 (Predecessor). Summarized cash flow information for the years ended December 31, 2007 and 2006 is as follows (in thousands):

        Cash and cash equivalents were $16.5 million and $51.2 million at December 31, 2007 and December 31, 2006, respectively, representing a decrease of $34.7 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2007	2006	Increase (Decrease)
Net cash provided by operating activities	$17,507	$130,930	$(113,423)
Net cash used in investing activities	$1,988,585	$68,404	$1,920,181
Net cash used in financing activities	$(2,040,812)	$(160,137)	$(1,880,685)

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2007, our portfolio was 92.9% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the year ended December 31, 2007, compared to the same period in the prior year we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$102,076
Distributions from joint ventures	4,382
Proceeds from sales of real estate	(250,748)
Structured finance and other investments	66,337
Proceeds from Asset Sale	1,978,764
Deferred lease costs	19,370

        We generally fund our investment activity through property-level financing and asset sales. During the year ended December 31, 2007, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(756,819)
Repayments under our debt obligations	100,835
Contributions	320,932
Distributions and other financing activities	(1,545,634)

Capitalization

        Prior to the Merger, a Class A common unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP. As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC. In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership. On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP. As of December 31, 2007, all of our issued and outstanding Class A common units were owned by WAGP and the operating partnership.

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

        Net income per common partnership unit for the years ended December 31, 2006 and 2005 was determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

        Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Contractual Obligations

        Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of December 31, 2007 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property mortgages	$3,634	$3,942	$4,225	$219,879	$—	$—	$231,680
Senior unsecured notes	—	200,000	—	150,000	—	706,900	1,056,900
Ground leases	9,524	9,524	9,083	7,109	6,979	214,487	256,706
Estimated interest expense	76,067	68,057	60,026	48,466	37,050	217,403	507,069
Joint venture debt	—	—	—	—	—	94,500	94,500

Total	$89,225	$281,523	$73,334	$425,454	$44,029	$1,233,290	$2,146,855

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

Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(1)	287,500	4.00%	20	June 15, 2025

	1,062,500
Net discount	(5,600)

	$1,056,900

(1)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

(2)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

        On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Restrictive Covenants

        The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

Market Rate Risk

        We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

        All of our long-term debt, totaling approximately $1.3 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including a joint venture investment and structured finance investments. These investments all have varying ownership structures. Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement. Our off-balance sheet arrangements are discussed in Note 4, "Structured Finance

Investments" and Note 5, "Investment in Unconsolidated Joint Venture" in the accompanying financial statements.

Capital Expenditures

        We estimate that for the year ending December 31, 2008, we will incur approximately $49.1 million of capital expenditures (including tenant improvements and leasing costs) on consolidated properties and none at our joint venture property. We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green's credit facility and cash on hand. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

        Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/Security/Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007. SL Green sold this property in February 2007. We paid Alliance approximately $0.6 million, none and none for three years ended December 31, 2007 respectively, for these services (excluding services provided directly to tenants).

Other

Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These insurance policies cover the ROP assets. SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. This policy expires on December 31, 2008. The liability policy expires on October 31, 2008. The New York City portfolio incorporates SL Green's captive, Belmont Insurance Company, which SL Green formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million. SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers its insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, SL Green may not have sufficient coverage to replace certain properties.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green's 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Allocated Expenses from SL Green

        Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $3.5 million for 2007 (Successor).

Inflation

        Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recently Issued Accounting Pronouncements

        The Recently Issued Accounting Pronouncements are discussed in Note 2, "Significant Accounting Policies-Recently Issued Accounting Pronouncements" in the accompanying financial statements.

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester, Connecticut and Long Island City office market, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are:

  •
  general economic or business (particularly real estate) conditions, either nationally or in the New York metro area being less favorable than expected;

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

  •
  our ability to satisfy complex rules in order for SL Green to qualify as a REIT, for federal income tax purposes, our ability to satisfy the rules in order for us to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of the SL Green's Annual Report on Form 10-K contains additional factors that could adversely effect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2007 (in thousands):

	Long-Term Debt		Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Amount	Weighted Yield
2008	$3,634	5.90%	$9,938	15.5%
2009	203,942	5.64%	28,242	16.1%
2010	4,225	5.55%	1,000	10.5%
2011	369,879	5.45%	—	—%
2012	—	—%	—	—%
Thereafter	706,900	4.62%	59,991	9.0%

Total	$1,288,580	4.97%	$99,171	11.7%

Fair Value	$1,280,739		$99,171

        The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligation and the related weighted-average interest rates by expected maturity dates as of December 31, 2007 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate
2008	$—	—%
2009	—	—%
2010	—	—%
2011	—	—%
2012	—	—%
Thereafter	94,500	4.91%

Total	$94,500	4.91%

Fair Value	$88,114

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2007 (Successor) and December 31, 2006 (Predecessor)	40
Consolidated Statements of Operations for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	41
Consolidated Statements of Partners' Capital for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	42
Consolidated Statements of Cash Flows for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	43
Notes to Consolidated Financial Statements	44

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2007	65

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners of
Reckson Operating Partnership L.P.:

        We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership L.P. (the "Company") as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, partners' capital and cash flows for the period from January 26, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through January 25, 2007 (Predecessor), and the years ended December 31, 2006 and 2005 (Predecessor). Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 (Successor) and 2006 (Predecessor), and the consolidated results of its operations and its cash flows for the period from January 26, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through January 25, 2007 (Predecessor), and the years ended December 31, 2006 and 2005 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York March 28, 2008	/s/ ERNST & YOUNG LLP Ernst & Young

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2007	December 31, 2006
	(Successor)	(Predecessor)
Assets
Commercial real estate properties, at cost:
Land and land interests	$652,504	$559,325
Building and improvements	3,285,556	3,090,549

	3,938,060	3,649,874
Less: accumulated depreciation	(73,506)	(634,536)

	3,864,554	3,015,338
Cash and cash equivalents	16,463	51,192
Restricted cash	8,449	19,982
Tenant and other receivables, net of allowance of $256 and $1,824 at December 31, 2007 and 2006, respectively	8,145	13,611
Deferred rents receivable, net of allowance of $3,036 and none at December 31, 2007 and 2006, respectively	17,682	155,256
Structured finance investments	99,171	198,454
Investments in unconsolidated joint ventures	61,372	53,390
Deferred costs, net	4,247	88,089
Other assets	186,786	151,519

Total assets	$4,266,869	$3,746,831

Liabilities and Partners' Capital
Mortgage notes payable	$231,680	$418,613
Revolving credit facility	—	269,000
Unsecured notes	1,056,900	1,255,187
Accrued interest payable and other liabilities	24,259	20,585
Accounts payable and accrued expenses	43,010	142,093
Deferred revenue	371,881	53,590
Deferred land leases payable	—	10,457
Due to affiliate	286	—
Dividend and distributions payable	—	36,839
Security deposits	5,757	19,217

Total liabilities	1,733,773	2,225,581
Commitments and Contingencies	—	—
Minority interests in other partnerships	526,531	259,736
Partners' Capital
Preferred capital	—	1,200
General Partner capital	2,006,565	1,241,985
Limited Partner capital	—	16,513
Accumulated other comprehensive income	—	1,816

Total partners' capital	2,006,565	1,261,514

Total liabilities and partners' capital	$4,266,869	$3,746,831

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Operations

(Amounts in thousands)

	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year ended December 31, 2006	Year ended December 31, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue, net	$240,524	$21,821	$265,321	$280,973
Escalation and reimbursement	47,426	3,728	53,286	56,498
Investment income	17,348	1,201	20,845	13,916
Other income	7,841	—	19,336	7,829

Total revenues	313,139	26,750	358,788	359,216

Expenses
Operating expenses	72,123	6,921	79,783	72,589
Real estate taxes	47,544	4,744	57,695	53,333
Ground rent	8,081	699	8,489	7,907
Interest	65,435	6,728	98,490	98,427
Amortization of deferred financing costs	—	152	4,312	4,166
Depreciation and amortization	73,626	5,311	77,201	78,407
Long-term incentive compensation expense	—	1,800	10,169	23,534
Merger related costs	—	8,814	56,896	—
Marketing, general and administrative	698	3,547	42,933	24,644

Total expenses	267,507	38,716	435,968	363,007

Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on sale, minority interest and discontinued operations	45,632	(11,966)	(77,180)	(3,791)
Equity in net income from unconsolidated joint venture	1,249	8	3,681	1,371

Income (loss) from continuing operations before gain on sale, minority interest and discontinued operations	46,881	(11,958)	(73,499)	(2,420)
Gain on sale of real estate	—	—	63,640	92,130
Minority interest in other partnerships	(9,864)	(1,665)	(13,292)	(15,819)

Income (loss) from continuing operations	37,017	(13,623)	(23,151)	73,891
Income from discontinued operations, net	—	2,520	57,665	66,162
Gain on sale of real estate from discontinued operations	—	—	10,961	63,039

Net income (loss) available to common unitholders	$37,017	$(11,103)	$45,475	$203,092

Net income allocable to:
Common unitholders	$37,017	$(11,103)	$44,993	$201,865
Class C common unitholders	—	—	482	1,227

Total	$37,017	$(11,103)	$$45,475	$203,092

Net income per weighted average common units:

Basic net income per common unit			$0.53	$2.40

Class C common unit:

Basic net income per Class C common unit			$1.42	$2.63

Weighted average common units outstanding:
Common units			84,870	84,100
Class C common units			340	466

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Partners' Capital

(Amounts in thousands)

	General Partners' Capital		Limited Partners' Capital
					Accumulated Other Comprehensive Income
	Preferred Capital	Class A Common units	Class A Common units	Class C Common units		Total Partners' Capital	Comprehensive Income
Balance at December 31, 2004	$1,200	$1,206,447	$46,450	$6,781	$1,789	$1,262,667	$46,472

Net income	—	197,641	4,224	1,227	—	203,092	$203,092
Net unrealized gains on derivative instruments	—	—	—	—	(186)	(186)	(186)
Reckson's share of joint venture's net unrealized gains on derivative instruments	—	—	—	—	216	216	216
Contributions	—	17,735	—	—	—	17,735	—
Distributions	—	(140,773)	(2,854)	(860)	—	(144,487)	—
Issuance of units	—	—	4,000	—	—	4,000	—
Retirement / redemption of units	—	25,186	(27,265)	142	—	(1,937)	—

Balance at December 31, 2005	1,200	1,306,236	24,555	7,290	1,819	1,341,100	$203,122

Net income	—	44,088	905	482	—	45,475	45,475
Net realized gains on derivative instruments	—	—	—	—	507	507	507
Reclassification of net realized gain on derivative instruments into earnings					(521)	(521)	(521)
Reckson's share of joint venture's net realized gains on derivative instruments	—	—	—	—	11	11	11
Contributions	—	29,094	—	—	—	29,094	—
Distributions	—	(143,339)	(2,439)	(550)	—	(146,328)	—
Retirement / redemption of units	—	5,906	(6,508)	(7,222)	—	(7,824)	—

Balance at December 31, 2006	1,200	1,241,985	16,513	—	1,816	1,261,514	$45,472

Net loss		(10,812)	(291)			(11,103)	$(11,103)
Distributions		(1,489,422)				(1,489,422)
Fair Value adjustment due to merger	(1,200)	2,003,569	(16,222)	—	(1,816)	1,984,331	(1,816)

Balance at January 25, 2007	—	1,745,320	—	—	—	1,745,320	(12,919)
Contributions		2,491,090				2,491,090
Distributions		(2,266,862)				(2,266,862)
Net income		37,017				37,017	37,017

Balance at December 31, 2007	$—	$2,006,565	$—	$—	$—	$2,006,565	$24,098

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year Ended December 31,
			2006	2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Operating Activities
Net income	$37,017	$(11,103)	$45,475	$203,092
Adjustment to reconcile net income loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,626	8,835	135,381	137,480
Gain on sale of real estate	—	—	(64,063)	(155,640)
Equity in net income from unconsolidated joint venture	(1,249)	(8)	(3,681)	(1,330)
Distributions of cumulative earnings from unconsolidated joint venture	1,249	8	—	—
Sale of option to acquire joint venture interest	—	—	(9,016)	—
Minority interest in other partnerships	9,864	2,173	14,761	17,224
Deferred rents receivable	(17,682)	(695)	(16,266)	(31,474)
Changes in operating assets and liabilities:
Restricted cash—operations	3,989	7,544	(16,211)	5,009
Tenant and other receivables	4,732	746	6,585	(10,738)
Other assets	28,750	(27,408)	23,073	(5,491)
Accounts payable, accrued expenses and other liabilities	(87,819)	(15,060)	14,892	39,603

Net cash provided by (used in) operating activities	52,477	(34,968)	130,930	197,735

Investing Activities
Acquisitions of real estate	—	—	—	(1,003,528)
Additions to land, buildings and improvements	(17,250)	(19,631)	(138,957)	(152,402)
Investments in joint venture	—	—	—	(6,216)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,144	5,141	4,903	—
Proceeds from disposition of real estate/ partial interest in property	—	—	250,748	247,033
Proceeds from the Asset Sale	—	1,978,764	—	—
Deferred lease costs	(4,308)	—	(23,678)	(20,544)
Structured finance and other investments net of repayments/participations	41,725	—	(24,612)	(87,718)

Net cash provided by (used in) investing activities	24,311	1,964,274	68,404	(1,023,375)

Financing Activities
Proceeds from mortgage notes payable	—	—	—	562,601
Repayments of mortgage notes payable	(16,066)	(170,867)	(122,768)	(59,571)
Proceeds from revolving credit facility, term loans and unsecured notes	—	12,000	768,819	1,433,750
Repayments of revolving credit facility, term loans and unsecured notes	(200,000)	(281,000)	(646,000)	(968,500)
Contributions	325,487	—	2,677	14,102
Minority interest in other partnerships—distributions	(8,918)	(3,119)	(17,272)	(11,671)
Minority interest in other partnerships—contributions	—	—	1,878	924
Other financing activities	—	—	(1,253)	(7,633)
Distributions	(172,079)	(1,526,261)	(146,218)	(147,029)

Net cash provided by (used in) financing activities	(71,576)	(1,969,247)	(160,137)	816,973

Net increase (decrease) in cash and cash equivalents	5,212	(39,941)	39,197	(8,667)
Cash and cash equivalents at beginning of period	11,251	51,192	11,995	20,662

Cash and cash equivalents at end of period	$16,463	$11,251	$51,192	$11,995

Supplemental Cash Flow Disclosure
Interest paid	$87,016	$—	$111,156	$102,259

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2007

1. Organization and Basis of Presentation

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Reckson Associates Realty Corp., or RARC, served as the sole general partner until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisition GP LLC, or WAGP, succeeded it, as the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Realty Corp., or SL Green. The sole limited partner of ROP is SL Green Operating Partnership, L.P., or the operating partnership.

        ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the Greater New York Area. At December 31, 2007, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2007, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.0 million. In addition, ROP also held approximately $99.2 million of structured finance investments.

        SL Green and the operating partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means ROP and all entities owned or controlled by ROP.

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

        On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of RARC's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC's former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

1. Organization and Basis of Presentation (Continued)

all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, "Push-Down Accounting." The application of "push-down accounting" resulting in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP's assets and liabilities were recorded by SL Green subsequent to the Merger. The net impact of such adjustments was approximately $3.0 billion, related primarily to increases to the carrying value of real estate assets and lease related intangibles.

        As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.5%
Suburban	Consolidated properties	19	2,889,900	89.5%
	Unconsolidated properties	1	1,402,000	100.0%

		24	8,061,900

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

2. Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at December 31, 2007 (Successor) and December 31, 2006 (Predecessor), the consolidated results of their operations for the periods January 26, 2007 to December 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) and their cash flows for the periods January 26, 2007 to December 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and for the years ended December 31, 2006 and 2005 (Predecessor). ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interests. ROP's investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." See Note 5, Note 6 and Note 7. Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method. We consolidate variable interest entities in which we are determined to be the primary beneficiary. The interest that we do not own is included in "Minority Interest—Other Partnerships" on the balance sheet. All significant intercompany balances and transactions have been eliminated.

        In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Our adoption of EITF 04-5 did not have any effect on net income or stockholders' equity.

        We consolidate our investment in 919 Third Avenue as we own a 51% controlling interest.

        The financial position as of December 31, 2006 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2007 (Successor) and the results of operations for the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and redevelopment of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a property to be disposed of is reported at the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

        Depreciation expense amounted to approximately $78.9 million, including approximately $5.3 million related to the period January 1, 2007 to January 25, 2007, $58.9 million and $61.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. We do not believe that the value of any of our rental properties was impaired at December 31, 2007 and 2006.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

        In accordance with SFAS No. 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-,

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $1.5 million, including none related to the period January 1, 2007 to January 25, 2007, $4.3 million and $6.8 million in rental revenue for the years ended December 31, 2007, 2006 and 2005, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $6.1 million, including none related to the period January 1, 2007 to January 25, 2007, none and none for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2007 and 2006. Amounts in thousands:

	December 31, 2007	December 31, 2006
Identified intangible assets (included in other assets):
Gross amount	$167,078	$16,473
Accumulated amortization	(2,280)	(3,528)

Net	$164,798	$12,945

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$44,420
Accumulated amortization	(3,988)	(23,220)

Net	$369,962	$21,200

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years is as follows (in thousands):

2008	$13,366
2009	14,625
2010	15,117
2011	15,441
2012	14,039

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including acquired in-place leases for each of the five succeeding years is as follows (in thousands):

2008	$6,994
2009	6,518
2010	5,483
2011	4,353
2012	3,658

Investment in Unconsolidated Joint Ventures

        We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity. In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6.

Finite Life Joint Venture Agreements

        In May 2003, the FASB issued SFAS No. 150, or SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

issuer and have characteristics of both liabilities and equity. We adopted SFAS No. 150 on July 1, 2003, which had no effect on our financial statements. SFAS No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives. One of our consolidated joint ventures in 2007 and two in 2006 are subject to finite life joint venture agreements. In accordance with SFAS No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2007 and 2006 to be approximately $94.2 million and $175.0 million, respectively. The carrying value of these non-controlling interests, which is included in minority interests in other partnerships on our consolidated balance sheets, was approximately $76.1 million and $134.3 million at December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

        In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations.

        Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

        These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

        Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for structured finance investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by category of asset. When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

        Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. No reserve for impairment was required at December 31, 2007 or 2006.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

Rent Expense

        Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheets.

Income Taxes

        No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

        Earnings per unit was not computed in 2007 as there were no outstanding common units at December 31, 2007. Basic earnings per unit, or EPU, excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU was $0.53 and $2.40 for the years ended December 31, 2006, and 2005, respectively.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City. The tenants located in our buildings operate in various industries. Other than two tenants who contributed approximately 7.3% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 4.4% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2007. Approximately 15%, 16%, 23% and 12% of our annualized rent, including our share of joint venture annualized revenue, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the year ended December 31, 2007. Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the year ended December 31, 2007.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

Reclassification

        Certain prior year balances have been reclassified to conform to the current year presentation in order to comply with SFAS No. 144. We have also reclassified tenant security deposits from cash and cash equivalents to restricted cash-operations.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We do not anticipate that we will make the election to measure financial assets at fair value and therefore, adoption of this standard will not have an effect on the financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement changes the accounting for acquisitions by specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 5" which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

2. Significant Accounting Policies (Continued)

after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

3. Property Dispositions

        On January 25, 2007, we sold the interests in various properties as part of the Asset Sale for approximately $2.0 billion, excluding closing costs. Due to the application of "push-down accounting," no gain on sale was recognized. Simultaneous with the Merger, the properties located at 120 West 45th Street, NY, and Landmark Square 1-6, Connecticut, were distributed by ROP to the operating partnership.

        At December 31, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date. This included the assets sold as part of the Asset Sale.

        The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor) (in thousands). No assets were considered as held for sale during the Successor period.

	Period January 1 to January 25, 2007	Years Ended December 31, 2006	Years Ended December 31, 2005
	(Predecessor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue	$14,344	$211,695	$210,856
Escalation and reimbursement revenues	346	26,241	24,954
Investment and other income	—	2,779	4,394

Total revenues	14,690	240,715	240,204

Operating expenses	3,731	61,810	56,818
Real estate taxes	2,658	40,663	39,013
Ground rent	134	2,238	1,697
Interest	465	10,528	12,464
Marketing, general and administrative	1,150	9,660	8,735
Depreciation and amortization	3,524	57,753	54,436

Total expenses	11,662	182,652	173,163

Income from discontinued operations	3,028	58,063	67,041
Gain on disposition of discontinued operations	—	10,961	63,039
Minority interest in other partnerships	(508)	(398)	(879)

Income from discontinued operations, net of minority interest	$2,520	$68,626	$129,201

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

4. Structured Finance Investments

        As of December 31, 2007 (Successor) and December 31, 2006 (Predecessor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 11.7% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)	$55,250	$225,000	$59,991	$57,990	December 2020
Mezzanine Loan(1)(3)	—	—	—	10,000	—
Mezzanine Loan(1)(4)	—	—	—	30,000	—
Mezzanine Loan(1)(2)(5)	25,000	314,830	27,742	26,389	November 2009
Other Loan(1)	1,000	—	1,000	1,000	January 2010
Other Loan(1)	500	—	500	500	December 2009
Mezzanine Loan(1)	14,189	15,661	9,938	14,188	April 2008
Mezzanine Loans(6)	—	—	—	58,387	—

	$95,939	$555,491	$99,171	$198,454

(1)
This is a fixed rate loan.

(2)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)
This loan was redeemed in October 2007.

(4)
This loan was redeemed in May 2007.

(5)
As of December 31, 2007, this loan was in default. We are pursuing our remedies and expect to recover the full value of our investment.

(6)
These loans have been aggregated and were sold as part of the Asset Sale.

        At December 31, 2007 and 2006 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5. Investment in Unconsolidated Joint Ventures

        In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property's mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property's mortgage debt and material renovations to the property. In

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

5. Investment in Unconsolidated Joint Ventures (Continued)

addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also evaluated, under EITF 04-5, that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV's business.

6. Mortgage Notes Payable

        The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2007 and 2006, respectively, were as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	2007	2006
919 Third Avenue New York, NY(2)	6.87%	7/2011	$231,680	$235,113
100 Summit Road, Westchester, NY(3)	—	—	—	12,788
333 Earle Ovington Blvd., Mitchel Field, NY(4)(7)	—	—	—	49,377
810 Seventh Avenue, New York, NY(5)(7)	—	—	—	75,913
275 Broadhollow Road, Melville, NY(5)(7)	—	—	—	14,774
90 Merrick Avenue, Merrick, NY(5)(7)	—	—	—	18,123
711 Westchester Avenue, White Plains, NY(6)(7)	—	—	—	12,525

Total mortgage notes payable			$231,680	$418,613

(1)
Effective interest rate for the twelve months ended December 31, 2007.

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

        In May 2007, the Company repaid, at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

        At December 31, 2007, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

6. Mortgage Notes Payable (Continued)

        For the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and the years ended December 31, 2006 and 2005 (Predecessor), we incurred approximately $65.4 million, $6.9 million, $91.8 million and $92.3 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $5.1 million, none, $11.0 million and $10.3 million, respectively.

        At December 31, 2007, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%. The mortgage matures in June 2015. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

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

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2007 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(1)	287,500	4.00%	20	June 15, 2025

	1,062,500
Net discount	(5,600)

	$1,056,900

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

7. Corporate Indebtedness (Continued)

(2)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

        On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Restrictive Covenants

        The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2007 and 2006, we were in compliance with all such covenants.

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of December 31, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2008	$3,634	$—	$—	$3,634	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,223	216,656	150,000	369,879	—
2012	—		—	—	—
Thereafter	—	—	706,900	706,900	94,500

	$15,024	$216,656	$1,056,900	$1,288,580	$94,500

8. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable and the unsecured notes have an estimated fair value based on discounted cash flow models of approximately $1.3 billion, which was less than the book value of the related fixed rate debt by

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

8. Fair Value of Financial Instruments (Continued)

approximately $7.8 million. Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2007. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income

        We are the lessor and the sublessor to tenants under operating leases with expiration dates beginning January 1, 2008. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2007 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Property
2008	$287,348	$9,358
2009	284,025	9,442
2010	270,899	9,527
2011	257,362	7,690
2012	242,852	7,759
Thereafter	1,693,594	46,256

	$3,036,080	$90,032

10. Related Party Transactions

Cleaning/Security/Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 26,800 square feet of space at a property owned through February 2007 by SL Green pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007. We paid Alliance approximately $0.6 million, including none for the period

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

10. Related Party Transactions (Continued)

January 1, 2007 to January 25, 2007, none and none for three years ended December 31, 2007 respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $3.5 million for 2007 (Successor).

Insurance

        Subsequent to the Merger, we obtain insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $2.0 million.

11. Partners' Capital

        Prior to the Merger, a Class A common unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP. As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC. In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership. On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP. As of December 31, 2007, all of our issued and outstanding Class A common units were owned by WAGP and the operating partnership.

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

        Net income per common partnership unit was determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

        Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

        Prior to the Merger, RARC maintained a long term incentive program, or LTIP. With respect to the LTIP units and the restricted equity awards, RARC recorded compensation expense which has been included in marketing, general and administrative expenses on the accompanying consolidated statements of operations. As of December 31, 2006, RARC had accrued approximately $33.7 million of compensation expense with respect to the special outperformance pool. These costs were included in

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

11. Partners' Capital (Continued)

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

        Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

12. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $2.7 million during the year ended December 31, 2007. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

13. Commitments and Contingencies

        We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.7 million annually) with a term expiration of 2043.

        The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of December 31, 2007 (in thousands):

December 31,	Non-cancellable operating leases
2008	$9,524
2009	9,524
2010	9,083
2011	7,109
2012	6,979
Thereafter	214,487

Total minimum lease payments	$256,706

14. Environmental Matters

        Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a materially adverse

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

14. Environmental Matters (Continued)

impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

15. Segment Information

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

        Selected results of operations for the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor), and selected asset information as of December 31, 2007 (Successor) and December 31, 2006 (Predecessor), regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
January 26 to December 31, 2007 (Successor)	$295,791	$17,348	$313,139
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750
Year ended December 31, 2006 (Predecessor)	337,943	20,845	358,788
Year ended December 31, 2005 (Predecessor)	345,300	13,916	359,216
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
January 26 to December 31, 2007 (Successor)	$36,383	$10,498	$46,881
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)
Year ended December 31, 2006 (Predecessor)	(85,932)	12,433	(73,499)
Year ended December 31, 2005 (Predecessor)	(5,583)	8,003	2,420
Total assets
As of:
December 31, 2007 (Successor)	$4,167,698	$99,171	$4,266,869
December 31, 2006 (Predecessor)	3,548,377	198,454	3,746,831

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

15. Segment Information (Continued)

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at SL Green's unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

        The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and for the years ended December 31, 2006 and 2005 (Predecessor) (in thousands):

	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$46,881	$(11,958)	$(73,499)	$(2,420)
Gain on sale of real estate	—	—	63,640	92,130
Minority interest in other partnerships	(9,864)	(1,665)	(13,292)	(15,819)

Income from continuing operations	37,017	(13,623)	(23,151)	73,891
Net income/ gains from discontinued operations	—	2,520	68,626	129,201

Net income (loss) available to common unitholders	$37,017	$(11,103)	$45,475	$203,092

16. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        A summary of our non-cash investing and financing activities for the year ended December 31, 2007 and 2006 is presented below (in thousands):

	Year Ended December 31,
	2007(1)	2006
Redemption of preferred units	$1,200	$—
Transfer of real estate to the operating partnership	555,006	—
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	(3,050,129)	44,400
Adjustments to contributed capital	1,984,331	—
Fair value of above-and below-market leases and in-place lease value (SFAS No. 141) in connection with acquisitions	(206,872)	—
Other non-cash adjustments-financing	217,375	—
Other non-cash adjustments-investing	155,951	—
Redemption of common units	—	5,930
Accretion of debt discount	1,713	—

    (1)
    Presented on a combined basis for the 2007 Successor and Predecessor periods.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2007

17. Quarterly Financial Data (unaudited)

        As a result of the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2007.

        Quarterly data for the last two years is presented in the tables below (in thousands).

2007 Quarter Ended	December 31	September 30	June 30	March 31(1)
Total revenues	$85,708	$83,363	$84,202	$86,616

Income (loss) net of minority interest and before gain on sale	9,819	9,497	10,478	(7,657)
Equity in net income from joint venture property	363	355	301	238
Discontinued operations	—	—	—	2,520
Gain on sale of discontinued operations	—	—	—	—

Income (loss) available to common unitholders	$10,182	$9,852	$10,779	$(4,899)

(1)
Presented on a combined basis for the 2007 Successor and Predecessor periods.

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$82,800	$91,591	$86,969	$97,428

Income (loss) net of minority interest and before gain on sale	(81,946)	(5,184)	(4,470)	1,128
Equity in net income from joint venture property	792	678	1,815	396
Gain on sale of real estate	28,247	—	—	35,393
Discontinued operations	8,635	13,236	23,047	12,747
Gain on sale of discontinued operations	686	757	—	9,518

Income (loss) available to common unitholders	$(43,586)	$9,487	$20,392	$59,182

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2007
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue	$—	$114,077	$476,386	$—	$545	$114,077	$476,931	$591,008	$10,981	1970	1/2007	Various
919 Third Avenue(4)	231,680	223,529	1,033,198	—	605	223,529	1,033,803	1,257,332	21,303	1970	1/2007	Various
1185 Avenue of the Americas	—	—	728,213	—	3,561	—	731,774	731,774	16,682	1969	1/2007	Various
1350 Avenue of the Americas	—	91,038	380,744	—	2,789	91,038	383,533	474,571	8,629	1966	1/2007	Various
1100 King Street— 1-7 International Drive	—	49,128	104,376	264	17	49,392	104,393	153,785	2,309	1983/1986	1/2007	Various
100 White Plains Road(4)	—	161	720	—	—	161	720	881	16	1984	1/2007	Various
120 White Plains Road(4)	—	9,969	41,308	—	116	9,969	41,424	51,393	917	1984	1/2007	Various
520 White Plains Road	—	6,324	26,096	—	526	6,324	26,622	32,946	703	1979	1/2007	Various
115-117 Stevens Avenue	—	5,933	23,826	—	180	5,933	24,006	29,939	667	1984	1/2007	Various
100 Summit Lake Drive	—	10,526	43,955	—	226	10,526	44,181	54,707	1,972	1988	1/2007	Various
200 Summit Lake Drive	—	11,183	48,082	—	74	11,183	48,156	59,339	1,084	1990	1/2007	Various
500 Summit Lake Drive	—	9,777	39,048	—	—	9,777	39,048	48,825	900	1986	1/2007	Various
140 Grand Street	—	6,865	28,264	—	377	6,865	28,641	35,506	675	1991	1/2007	Various
360 Hamilton Avenue	—	29,497	118,250	—	1,298	29,497	119,548	149,045	2,552	2000	1/2007	Various
7 Landmark Square	—	2,088	8,444	—	—	2,088	8,444	10,532	158	2007	1/2007	Various
680 Washington Boulevard(4)	—	11,696	45,364	—	504	11,696	45,868	57,564	1,102	1989	1/2007	Various
750 Washington Boulevard(4)	—	16,916	68,849	—	617	16,916	69,466	86,382	1,605	1989	1/2007	Various
1055 Washington Boulevard	—	13,516	53,880	—	—	13,516	53,880	67,396	1,251	1987	1/2007	Various
400 Summit Lake Drive	—	38,853	—	36	—	38,889	—	38,889	—	—	—	Various
Other(5)	—	1,128	—	—	5,118	1,128	5,118	6,246	—	—	—	Various

	$231,680	$652,204	$3,269,003	$300	$16,553	$652,504	$3,285,556	$3,938,060	$73,506	—	—	—

(1)
Property located in New York, New York.
(2)
Property located in Westchester County, New York.
(3)
Property located in Connecticut.
(4)
We own a 51% interest in this property.
(5)
Other includes tenant improvements, capitalized interest and corporate improvements.

        The changes in real estate for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balance at beginning of year	$3,649,874	$3,476,415	$3,195,064
Property acquisitions	3,280,949	—	1,034,621
Improvements	16,853	313,697	216,443
Properties held for sale	—	—	(171,352)
Retirements/disposals	(3,009,616)	(140,238)	(798,361)

Balance at end of year	$3,938,060	$3,649,874	$3,476,415

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2007 was approximately $3.2 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2007, are as follows:

	2007	2006	2005
Balance at beginning of year	$634,536	$522,994	$551,018
Depreciation for year	78,856	134,507	120,756
Retirements/disposals	(639,886)	(22,965)	(148,780)

Balance at end of year	$73,506	$634,536	$522,994

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President and our Treasurer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permits us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of SL Green. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, prior to April 30, 2008, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated by reference herein.

ITEM 14.

        Ernst & Young LLP has served as ROP's independent registered public accounting firm since ROP's formation in September 1994 and is considered by management of ROP to be well qualified. ROP has been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in ROP or any of its subsidiaries in any capacity.

        Ernst & Young LLP's fees for providing services to ROP in 2007 and 2006 were as follows:

        Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the fiscal years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2007 and 2006 were approximately $582,000 and $1,168,000, respectively.

        In addition, approximately none and $59,000, respectively, of the audit fees for 2007 and 2006 related to ROP's equity offerings and/or debt issuances. Lastly, audit fees for 2006 also included fees of approximately $234,000 related to SEC filings in connection with the SL Green Merger.

        Audit Related Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including employee benefit plan audits, due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2007 and 2006 were approximately none and $173,000, respectively.

        Tax Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were approximately none and $346,000, respectively.

        All Other Fees.    There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2007 and 2006. All of the services described under "Audit Fees," "Audit Related Fees" and "Tax Fees" for the fiscal year ended December 31, 2006 were pre-approved by RARC's Audit Committee that existed before the SL Green Merger.

        Under RARC's Audit Committee's pre-approval policies and procedures in effect as of December 31, 2006, each member of RARC's Audit Committee had the authority to approve all permissible non-audit services to be performed by Ernst & Young LLP, provided that each decision relating to the approval of permissible non-audit services was presented to RARC's Audit Committee at its next scheduled meeting. All such approvals were also reported to the full RARC Board at the next scheduled meeting.

        Following the SL Green merger, RARC (and now WAGP) is not required to have an audit committee and WAGP in fact does not have an audit committee. Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

        Management has reviewed and discussed the audited financial statements with ROP's independent auditors, Ernst & Young LLP, and discussed the matters required to be discussed by Statement of Auditing Standard No. 61. Management received the written disclosure and the letter from Ernst & Young LLP required by the Independence Standards Board Standard No. 1, as currently in effect, discussed with Ernst & Young LLP the auditors' independence and considered the compatibility of Ernst & Young LLP's provision of non-audit services to our company with their independence.

        Management recommended to the Board of Directors of our sole general partner (and such Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2007 (Successor) and December 31, 2006 (Predecessor)	40
Consolidated Statements of Operations for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	41
Consolidated Statements of Partners' Capital for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	42
Consolidated Statements of Cash Flows for the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the years ended December 31, 2006 and 2005 (Predecessor)	43
Notes to Consolidated Financial Statements	44
(a)(2) Financial Statement Schedules
Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2007	65
Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.
(a)(3) Exhibits
See Index to Exhibits on following page	72

INDEX TO EXHIBITS

(3)
Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger dated as of August 3, 2006 by and among SL Green Realty Corp., others, the Reckson Associates Realty Corp. and the Reckson Operating Partnership, L.P.	10-Q*		2.1	8/9/06
3.1	Amended and Restated Agreement of Limited Partnership of the Registrant	S-11*	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest	8-K*		10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest	8-K*		10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest	8-K*		10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest	8-K*		10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest	10-K*		10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K*		10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant

	Establishing the Series F Junior Participating Preferred Partnership Units	10-K*	10.8	3/21/01
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest	10-Q*	10.4	8/13/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest	8-K*	10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing 2005 LTIP Units of Limited Partnership Interest	10-K*	10.11	3/10/06
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant relating to the succession as a general partner of the Acquisition GP LLC.				X
4.1	Form of 7.75% Notes due 2009 of the Registrant	8-K*	4.2	3/26/99
4.2	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee	8-K*	4.3	3/26/99
4.3	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares	8-K*	4	10/17/00
4.4	Form of 6.00% Notes due 2007 of the Registrant	8-K*	4.1	6/18/02
4.5	Note Purchase Agreement for the Senior Unsecured Notes due 2007	10-K*	10.23	3/26/98
4.6	Form of 5.15% Notes due 2011 of the Registrant	8-K*	4.1	1/21/04

4.7	Form of 5.875% Notes due 2014 of the Registrant	8-K*		4.1	8/12/04
4.8	4.00% Exchangeable Senior Debentures due 2025 of the Registrant	8-K*		4.1	6/27/05
4.9	First Amendment to Rights Agreement, dated as of August 3, 2006, by and between Reckson Associates Realty Corp. and American Stock Transfer & Trust Reckson Associates Realty Corp.	8-K*		4.0	10/10/06
4.10	Form of 6.0% Notes due 2016 of the Reckson Operating Partnership, L.P.	8-K*		4.1	3/31/06
10.1	Ground Leases for certain of the properties	S-11*	33-84324	10.17	2/3/95
10.2	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secore Financial Corporation, as Lender	10-Q*		10.2	8/14/01
10.3	Operating Agreement, dated as of September 28, 2000, between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC	8-K*		10.3	10/17/00
10.4	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC	10-K*		10.52	3/21/01
10.5	Amended and Restated Operating Agreement of 919 JV LLC	8-K*		10.1	1/8/02
10.6	Purchase and Sale Agreement, dated as of May 4, 2005, by and between Citibank, N.A. and Reckson Court Square, LLC	10-Q*		10.1	5/9/05
10.7	Note, dated as of August 3, 2005, by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender)	10-Q*		10.3	8/9/05
10.8	Loan and Security Agreement, dated as of August 3, 2005, between Reckson Court Square, LLC and German American Capital Corporation	10-Q*		10.4	8/9/05

10.9	Amended and Restated Operating Agreement of One Court Square Holdings LLC, dated as of November 30, 2005, by and between One Court Square Member LLC and One Court Square Investor, LLC	8-K*	10.1	12/6/05
12.1	Statement of Ratios of Earnings to Fixed Charges				X
14.1	Reckson Associates Realty Corp. Code of Ethics and Business Conduct	10-K*	14.1	3/9/04
21.1	Statement of Subsidiares				X
31.1	Certification of Marc Holliday President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)				X
31.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)				X
32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code				X
32.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code				X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

RECKSON OPERATING PARTNERSHIP, L.P. BY: WYOMING ACQUISITION GP LLC
By:	/s/ GREGORY F. HUGHES Gregory F. Hughes, Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2008.

Signature	Title
/s/ MARC HOLLIDAY Marc Holliday	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
/s/ GREGORY F. HUGHES Gregory F. Hughes	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDREW S. LEVINE Andrew S. Levine	Director of WAGP, the sole general partner of the Registrant

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Reckson Operating Partnership, L.P. FORM 10-K TABLE OF CONTENTS
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Reckson Operating Partnership, L.P. Consolidated Balance Sheets (Amounts in thousands)
Reckson Operating Partnership, L.P. Consolidated Statements of Operations (Amounts in thousands)
Reckson Operating Partnership, L.P. Consolidated Statements of Partners' Capital (Amounts in thousands)
Reckson Operating Partnership, L.P. Consolidated Statements of Cash Flows (Amounts in thousands)
Reckson Operating Partnership, L.P. Notes to Consolidated Financial Statements December 31, 2007
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  PART III
  ITEMS 10, 11, 12 AND 13.
  ITEM 14.
  PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
INDEX TO EXHIBITS
SIGNATURES