Form 10-Q
period 2008-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2008-05-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

As of April 30, 2008, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (Successor) and the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	23

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

SIGNATURES		25

PART I.              FINANCIAL INFORMATION

ITEM 1.              Financial Statements

Reckson Operating Partnership, L.P.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$652,583	$652,504
Building and improvements	3,285,179	3,285,556
	3,937,762	3,938,060
Less: accumulated depreciation	(94,974)	(73,506)
	3,842,788	3,864,554
Cash and cash equivalents	10,927	16,463
Restricted cash	7,400	8,449
Tenant and other receivables, net of allowance of $320 and $256 in 2008 and 2007, respectively	11,307	8,145
Deferred rents receivable, net of allowance of $3,358 and $3,036 in 2008 and 2007, respectively	21,354	17,682
Structured finance investments	99,696	99,171
Investment in unconsolidated joint venture	59,842	61,372
Deferred costs, net	4,875	4,247
Other assets	191,786	186,786
Total assets	$4,249,975	$4,266,869

Liabilities and Partners’ Capital
Mortgage notes payable	$231,048	$231,680
Unsecured notes	1,056,959	1,056,900
Accrued interest payable and other liabilities	23,016	24,259
Accounts payable and accrued expenses	38,003	43,010
Deferred revenue	364,202	371,881
Due to affiliate	—	286
Security deposits	5,883	5,757
Total liabilities	1,719,111	1,733,773

Commitments and Contingencies	—	—
Minority interests in other partnerships	526,569	526,531

Partners’ Capital
General partner capital	2,004,295	2,006,565
Limited partner capital	—	—
Total partner capital	2,004,295	2,006,565
Total liabilities and partners’ capital	$4,249,975	$4,266,869

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Condensed Consolidated Statements of Operations
(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Period January 26 to March 31,	Period January 1 to January 25,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Revenues
Rental revenue, net	$70,278	$46,684	$21,821
Escalation and reimbursement	13,338	9,719	3,728
Investment income	2,542	3,451	1,201
Other income	245	12	—
Total revenues	86,403	59,866	26,750
Expenses
Operating expenses	19,283	13,035	6,921
Real estate taxes	12,888	9,781	4,744
Ground rent	2,161	1,858	699
Interest	17,388	14,453	6,728
Amortization of deferred financing costs	—	—	152
Depreciation and amortization	21,473	13,853	5,311
Long-term incentive compensation expense	—	—	1,800
Merger related costs	—	—	8,814
Marketing, general and administrative	477	31	3,547
Total expenses	73,670	53,011	38,716
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, minority interest and discontinued operations	12,733	6,855	(11,966)
Equity in net (loss) income from unconsolidated joint venture	(52)	230	8
Income (loss) from continuing operations before minority interest and discontinued operations	12,681	7,085	(11,958)
Minority interest in other partnerships	(5,318)	(881)	(1,665)
Income (loss) from continuing operations	7,363	6,204	(13,623)
Income from discontinued operations, net	—	—	2,520

Net income (loss) available to common unitholders	$7,363	$6,204	$(11,103)

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows
(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$7,363	$(4,899)
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,473	22,688
Equity in net income from unconsolidated joint venture	52	(238)
Distributions of cumulative earnings from unconsolidated joint venture	—	238
Minority interest in other partnerships	5,318	3,054
Deferred rents receivable	(3,672)	(3,046)
Other non-cash adjustments	(4,772)	—
Changes in operating assets and liabilities:
Restricted cash – operations	985	11,696
Tenant and other receivables	(3,226)	(1,916)
Other assets	(12,054)	(10,099)
Accounts payable, accrued expenses and other liabilities	(2,060)	(82,686)
Net cash provided by (used in) operating activities	9,407	(65,208)
Investing Activities
Additions to land, buildings and improvements	—	(19,631)
Restricted cash-capital improvements	64	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,481	5,897
Proceeds from the Asset Sale	—	1,978,764
Deferred lease costs	(417)	—
Structured finance and other investments net of repayments/participations	(525)	4,250
Net cash provided by investing activities	603	1,969,280
Financing Activities
Repayments of mortgage notes payable	(632)	(172,072)
Proceeds from revolving credit facility and unsecured notes	—	12,000
Repayments of revolving credit facility and unsecured notes	—	(281,000)
Contributions	63,794	34,800
Minority interest in other partnerships - distributions	(5,280)	(3,119)
Distributions	(73,428)	(1,526,261)
Net cash used in financing activities	(15,546)	(1,935,652)
Net decrease in cash and cash equivalents	(5,536)	(31,580)
Cash and cash equivalents at beginning of period	16,463	51,192
Cash and cash equivalents at end of period	$10,927	$19,612

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At March 31, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.1 million.  In addition, ROP also held approximately $99.7 million of structured finance investments.

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

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, “Push-Down Accounting.”  The application of “push-down accounting” resulting in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger.  The net impact of such adjustments was approximately $3.0 billion, related primarily to increases to the carrying value of real estate assets and lease related intangibles.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

As of March 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	95.8%

Suburban	Consolidated properties	19	2,889,900	88.3%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	93.9%

(1)                  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2008 (Successor) and December 31, 2007 (Successor), the consolidated results of their operations for the three months ended March 31, 2008 (Successor) and for each of the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and their cash flows for the three months ended March 31, 2008 (Successor) and the periods January 1, 2007 to January 25, 2007 (Predecessor) and January 26, 2007 to March 31, 2007 (Successor) (presented on a combined basis for the three months ended March 31, 2007).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2008 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The results of operations for the three months ended March 31, 2008 (Successor) and the period from January 26, 2007 to March 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate VIEs in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Minority Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

We consolidate our investment in 919 Third Avenue as we own a 51% controlling interest.

Investment in Commercial Real Estate Properties

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $4.8 million and none in rental revenue for the three months ended March 31, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $1.7 million and $1.1 million, including none related to the period January 1, 2007 to January 25, 2007, for the three months ended March 31, 2008 and 2007, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2008 and December 31, 2007 (Amounts in thousands).

	March 31, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(9,473)	(2,280)
Net	$157,605	$164,798

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(16,017)	(3,988)
Net	$357,933	$369,962

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

Earnings per unit was not computed in 2008 or 2007 as there were no outstanding common units subsequent to January 25, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 7.3% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 4.2% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2008.  Approximately 15%, 16%, 23% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2008.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2008.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, or SFAS No. 157, “Fair Value Measurements”, SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.  In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal year beginning after November 15, 2008.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  We do not expect this statement to have a material impact on our financial statements.

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

At March 31, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the period January 1, 2007 to January 25, 2007 (Predecessor) (in thousands).  No assets were considered as held for sale during the Successor period.

Period January 1 to January 25,
2007
(Predecessor)
Revenues
Rental revenue	$14,344
Escalation and reimbursement revenues	346
Investment and other income	—
Total revenues	14,690
Operating expenses	3,731
Real estate taxes	2,658
Ground rent	134
Interest	465
Marketing, general and administrative	1,150
Depreciation and amortization	3,524
Total expenses	11,662
Income from discontinued operations	3,028
Gain on disposition of discontinued operations	—
Minority interest in other partnerships	(508)
Income from discontinued operations, net of minority interest	$2,520

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

4.  Structured Finance Investments

As of March 31, 2008 and December 31, 2007, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)(2)	$55,250	$225,000	$60,516	$59,991	December 2020
Mezzanine Loan (1)(2)(3)	25,000	314,830	27,742	27,742	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Participation (1)(4)	14,189	—	9,938	9,938	April 2008
	$95,939	$539,830	$99,696	$99,171

(1)                      This is a fixed rate loan.

(2)                      The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)                      As of December 31, 2007, this loan was in default.  We are pursuing our remedies and expect to recover the full value of our investment.

(4)                      We are in discussions with the borrower to settle the loan.  Our partner holds a $12.2 million pari-pasu interest in this loan.

At March 31, 2008 and December 31, 2007 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.  Investment in Unconsolidated Joint Venture

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

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at March 31, 2008 and December 31, 2007, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	March 31, 2008	December 31, 2007
919 Third Avenue New York, NY (2)	6.87%	7/2011	$231,048	$231,680

(1)      Effective interest rate for the three months ended March 31, 2008.

(2)      We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  We consolidate this joint venture.

At March 31, 2008, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

For the three months ended March 31, 2008 (Successor), the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), we incurred approximately $17.4 million, $14.5 million and $6.9 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $0.1 million, $1.1 million and none, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

At March 31, 2008, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,541)
	$1,056,959

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

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of March 31, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2008	$3,002	$—	$—	$3,002	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,223	216,656	150,000	369,879	—
2012	—		—	—	—
Thereafter	—	—	706,959	706,959	94,500
	$14,392	$216,656	$1,056,959	$1,288,007	$94,500

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

8.  Partners’ Capital

Prior to the Merger, a Class A unit and a share of common stock of RARC had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP.  As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC.  In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership.  On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP.  All of our issued and outstanding Class A common units are owned by WAGP and the operating partnership.

As of December 31, 2006, we had issued and outstanding 1,200 preferred units of limited partnership interest, or Preferred Units, with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0% which was subject to reduction based upon terms of their initial issuance.  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by us in connection with properties contributed to us in 1998.   As a result of the aforementioned reduction, no distributions were being made on the Preferred Units.  In connection with the Merger, the holder of the Preferred Units transferred the Preferred Units to the operating partnership in exchange for the issuance of 1,200 preferred units of limited partnership interest in the operating partnership with substantially similar terms as the Preferred Units.

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of March 31, 2008 (in thousands):

March 31,	Non-cancellable operating leases

2008	$7,143
2009	9,524
2010	9,083
2011	7,109
2012	6,979
Thereafter	214,487
Total minimum lease payments	$254,325

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

11.  Segment Information

We are engaged in owning, managing and leasing commercial office properties in the New York Metro area and have two reportable segments, real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of the New York Metro area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 4 for additional details on our structured finance investments.

Selected results of operations for the three months ended March 31, 2008 (Successor) and the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and selected asset information as of March 31, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended March 31, 2008 (Successor)	$83,861	$2,542	$86,403
January 26 to March 31, 2007 (Successor)	56,415	3,451	59,866
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Three months ended March 31, 2008 (Successor)	$11,000	$1,681	$12,681
January 26 to March 31, 2007 (Successor)	5,220	1,865	7,085
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)

Total assets
As of:
March 31, 2008	$4,149,749	$100,226	$4,249,975
December 31, 2007	4,167,159	99,710	4,266,869

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three months ended March 31, 2008 (Successor) and the periods January 26, 2007 to March 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) (in thousands):

	Three Months Ended March 31,	Period January 26 to March 31,	Period January 1 to January 25,
	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$12,681	$7,085	$(11,958)
Minority interest in other partnerships	(5,318)	(881)	(1,665)
Income from continuing operations	7,363	6,204	(13,623)
Net income/ gains from discontinued operations	—	—	2,520
Net income (loss) available to common unitholders	$7,363	$6,204	$(11,103)

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.5 million and none for three months ended March 31, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.1 million and $0.7 million for the three months ended March 31, 2008 and 2007 (Successor), respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.6 million and $0.5 million for the three months ended March 31, 2008 and the period January 26, 2007 to March 31, 2007, respectively.

13.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 is presented below (in thousands):

	Three Months Ended March 31,
	2008	2007 (1)
Redemption of preferred units	$—	$1,200
Transfer of real estate to the operating partnership	—	608,222
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	—	(3,131,606)
Adjustments to contributed capital	—	2,327,290
Other non-cash adjustments-financing	—	92,017
Other non-cash adjustments-investing	—	104,077
Accretion of debt discount	59	1,654

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

ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro area.  At March 31, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.1 million.  In addition, as of March 31, 2008 ROP also held approximately $99.7 million of structured finance investments.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of Emerging Issues Task Force Topic D-97, “Push-Down Accounting.”  The application of “push-down accounting” resulted in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger.  The net impact of such adjustments was approximately $3.0 billion.

As of March 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

		Number of		Weighted Average
Location	Ownership	Properties	Square Feet	Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.8%

Suburban	Consolidated properties	19	2,889,900	88.3%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	93.9%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Critical Accounting Policies

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts and reserve for possible credit losses.  There have been no changes to these policies in 2008.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2007 as compared to the Successor’s operations for the same period in 2008.  The results of operations may not be comparable for the periods presented due to the change in the basis of accounting between the Successor and Predecessor periods resulting from the application of “push-down accounting.”  The results of operations for the Predecessor period in 2007 include 120 West 45th Street and Landmark Square 1-6.  In connection with the Merger, these properties were assigned to the operating partnership and are therefore not included in the Successor period results of operations.

			$	%
Rental Revenues (in millions)	2008	2007	Change	Change
Rental revenue	$70.3	$68.5	$1.8	2.6%
Escalation and reimbursement revenue	13.3	13.4	(0.1)	(0.8)
Total	$83.6	$81.9	$1.7	2.1%

At March 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 46.0% and 13.5% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our consolidated properties expires during the remainder of 2008.

			$	%
Investment and Other Income (in millions)	2008	2007	Change	Change
Equity in net income of unconsolidated joint ventures	$(0.1)	$0.2	$(0.3)	(150.0)%
Investment and other income	2.8	4.7	(1.9)	(40.4)
Total	$2.7	$4.9	$(2.2)	(44.9)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense due to the purchase accounting adjustment to the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At March 31, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 10.4% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.

			$	%
Property Operating Expenses (in millions)	2008	2007	Change	Change
Operating expenses	$19.3	$20.0	$(0.7)	(3.5)%
Real estate taxes	12.9	14.5	(1.6)	(11.0)
Ground rent	2.2	2.6	(0.4)	(15.4)
Total	$34.4	$37.1	$(2.7)	(7.3)%

Operating expenses remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2007 Predecessor period.  The decrease in ground rent expense related primarily to the ground rent at 1185 Avenue of the Americas.  The reduction in real estate taxes was primarily due to lower taxes at 1185 Avenue of the Americas and 919 Third Avenue.

			$	%
Other Expenses (in millions)	2008	2007	Change	Change
Interest expense	$17.4	$21.3	$(3.9)	(18.3)%
Depreciation and amortization expense	21.5	19.2	2.3	12.0
Marketing, general and administrative expense	0.5	14.2	(13.7)	(96.5)
Total	$39.4	$54.7	$(15.3)	(28.0)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after March 31, 2007 and those properties remaining unencumbered.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.

The decrease in marketing, general and administrative expenses is primarily due to the Predecessor 2007 period including approximately $8.8 million related to merger costs and $1.8 million related to the long-term incentive compensation program.  None of these costs were incurred in 2008.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to March 31, 2007 (Successor) to provide a reasonable comparison to the cash flows for the three months ended March 31, 2008 (Successor).  Cash and cash equivalents were $10.9 million and $19.6 million at March 31, 2008 and March 31, 2007, respectively, representing a decrease of $8.7 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)

Net cash provided by (used in) operating activities	$9,407	$(65,208)	$74,615
Net cash provided by investing activities	$603	$1,969,280	$(1,968,677)
Net cash used in financing activities	$(15,546)	$(1,935,652)	$1,920,106

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2008, our portfolio was 93.9% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2008, compared to the same period in the prior year, we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$19,631
Distributions from joint ventures	(4,416)
Other investing activities	(353)
Structured finance and other investments	(4,775)
Proceeds from Asset Sale	(1,978,764)

We generally fund our investment activity through property-level financing and asset sales.  During the three months ended March 31, 2008, compared to the same period in the prior year, the following financing activities used the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(12,000)
Repayments under our debt obligations	452,440
Contributions	28,994
Distributions and other financing activities	1,450,672

Capitalization

Prior to the Merger, a Class A common unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC.  In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership.  On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP. As of December 31, 2007, all of our issued and outstanding Class A common units were owned by WAGP or the operating partnership.

As of December 31, 2006, we had issued and outstanding 1,200 preferred units of limited partnership interest, or Preferred Units, with a liquidation preference value of $1,000 per unit and a stated distribution rate of 7.0% which was subject to reduction based upon terms of their initial issuance.  The terms of the Preferred Units provided for this reduction in distribution rate in order to address the effect of certain mortgages with above market interest rates which were assumed by us in connection with properties contributed to us in 1998.   As a result of the aforementioned reduction, no distributions were being made on the Preferred Units.  In connection with the Merger, the holder of the Preferred Units transferred the Preferred Units to the operating partnership in exchange for the issuance of 1,200 preferred units of limited partnership interest in the operating partnership with substantially similar terms as the Preferred Units.

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of March 31, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property mortgages	$3,002	$3,942	$4,225	$219,879	$—	$—	$231,048
Senior unsecured notes	—	200,000	—	150,000	—	706,959	1,056,959
Ground leases	7,143	9,524	9,083	7,109	6,979	214,487	254,325
Estimated interest expense	76,038	68,059	60,028	48,468	37,053	217,432	507,078
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$86,183	$281,525	$73,336	$425,456	$44,032	$1,233,378	$2,143,910

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,541)
	$1,056,959

(1)              Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

(2)              Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2008, we will incur approximately $60.6 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.5 million and none for three months ended March 31, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.1 million and $0.7 million for the three months ended March 31, 2008 and 2007 (Successor), respectively.

Other

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. These insurance policies cover the ROP assets.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. This policy expires on December 31, 2008.  The liability policy expires on October 31, 2008.  The New York City portfolio incorporates SL Green’s captive, Belmont Insurance Company, which SL Green formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers its insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, SL Green may not have sufficient coverage to replace certain properties.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green’s 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.6 million and $0.5 million for the three months ended March 31, 2008 and the period January 26, 2007 to March 31, 2007, respectively.

Recently Issued Accounting Pronouncements

The Recently Issued Accounting Pronouncements are discussed in Note 2, “Significant Accounting Policies-Recently Issued Accounting Pronouncements” in the accompanying financial statements.

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

The risks included here are not exhaustive.  Other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of the SL Green’s Annual Report on Form 10-K contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.  Our exposures to market risk have not changed materially since December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                                                   OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

As of March 31, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, SL Green announced that it and RARC had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the Merger.  The settlement, which has been executed by all parties, and will be presented to the New York court for approval, provides (1) for certain contingent profit sharing participations for former RARC stockholders relating to specified assets, none of which are owned by ROP (2) for potential payments to former RARC stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by ROP and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 1A.                                            RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Reports on Form 10-K for ROP and SL Green Realty Corp., our 100% indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2007.

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
Gregory F. Hughes
Treasurer

Date:                    May 14, 2008