Form 10-Q
period 2008-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2008-08-08
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                            FINANCIAL INFORMATION

ITEM 1.          Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$652,871	$652,504
Building and improvements	3,290,318	3,285,556
	3,943,189	3,938,060
Less: accumulated depreciation	(118,160)	(73,506)
	3,825,029	3,864,554
Cash and cash equivalents	16,551	16,463
Restricted cash	7,576	8,449
Tenant and other receivables, net of allowance of $322 and $256 in 2008 and 2007, respectively	11,983	8,145
Deferred rents receivable, net of allowance of $3,394 and $3,036 in 2008 and 2007, respectively	24,712	17,682
Structured finance investments	98,233	99,171
Investment in unconsolidated joint venture	58,701	61,372
Deferred costs, net	10,430	4,247
Other assets	174,453	186,786
Total assets	$4,227,668	$4,266,869

Liabilities and Partners’ Capital
Mortgage notes payable	$230,174	$231,680
Unsecured notes	1,057,020	1,056,900
Accrued interest payable and other liabilities	22,261	24,259
Accounts payable and accrued expenses	29,037	43,010
Deferred revenue	351,004	371,881
Due to affiliate	—	286
Security deposits	5,844	5,757
Total liabilities	1,695,340	1,733,773

Commitments and Contingencies	—	—
Minority interests in other partnerships	527,091	526,531

Partners’ Capital
General partner capital	2,005,237	2,006,565
Limited partner capital	—	—
Total partner capital	2,005,237	2,006,565
Total liabilities and partners’ capital	$4,227,668	$4,266,869

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands)

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period January 26 to June 30,	Period January 1 to January 25,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Rental revenue, net	$68,959	$64,439	$139,237	$111,123	$21,821
Escalation and reimbursement	12,350	12,813	25,689	22,532	3,728
Investment income	(431)	6,495	2,111	9,946	1,201
Other income	4,316	455	4,561	467	—
Total revenues	85,194	84,202	171,598	144,068	26,750
Expenses
Operating expenses	18,787	17,853	38,070	30,888	6,921
Real estate taxes	13,021	13,061	25,910	22,842	4,744
Ground rent	2,161	2,560	4,322	4,418	699
Interest	18,088	18,076	35,476	32,528	6,728
Amortization of deferred financing costs	—	—	—	—	152
Depreciation and amortization	23,322	18,637	44,795	32,491	5,311
Long-term incentive compensation expense	—	—	—	—	1,800
Merger related costs	—	—	—	—	8,814
Marketing, general and administrative	(288)	252	189	283	3,547
Total expenses	75,091	70,439	148,762	123,450	38,716

Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, minority interest and discontinued operations	10,103	13,763	22,836	20,618	(11,966)
Equity in net (loss) income from unconsolidated joint venture	344	301	292	531	8

Income (loss) from continuing operations before minority interest and discontinued operations	10,447	14,064	23,128	21,149	(11,958)
Minority interest in other partnerships	(3,888)	(3,285)	(9,206)	(4,166)	(1,665)
Income (loss) from continuing operations	6,559	10,779	13,922	16,983	(13,623)
Income from discontinued operations, net	—	—	—	—	2,520

Net income (loss) available to common unitholders	$6,559	$10,779	$13,922	$16,983	$(11,103)

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$13,922	$5,880
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,795	41,326
Equity in net income from unconsolidated joint venture	(292)	(539)
Distributions of cumulative earnings from unconsolidated joint venture	344	539
Minority interest in other partnerships	9,206	6,339
Deferred rents receivable	(7,030)	(9,758)
Other non-cash adjustments	(6,050)	—
Changes in operating assets and liabilities:
Restricted cash – operations	809	11,533
Tenant and other receivables	(3,904)	3,663
Other assets	(3,774)	2,271
Accounts payable, accrued expenses and other liabilities	(13,111)	(96,939)
Net cash provided by (used in) operating activities	34,915	(35,685)
Investing Activities
Additions to land, buildings and improvements	(5,129)	(21,309)
Restricted cash-capital improvements	64	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,622	7,075
Proceeds from the Asset Sale	—	1,978,764
Deferred lease costs	(6,457)	(714)
Structured finance and other investments net of repayments/participations	(525)	33,423
Net cash provided by investing activities	(9,425)	1,997,239
Financing Activities
Repayments of mortgage notes payable	(1,506)	(185,254)
Proceeds from revolving credit facility and unsecured notes	—	12,000
Repayments of revolving credit facility and unsecured notes	—	(481,000)
Contributions	134,057	273,379
Minority interest in other partnerships - distributions	(8,646)	(7,398)
Distributions	(149,307)	(1,612,260)
Net cash used in financing activities	(25,402)	(2,000,533)
Net decrease in cash and cash equivalents	88	(38,979)
Cash and cash equivalents at beginning of period	16,463	51,192
Cash and cash equivalents at end of period	$16,551	$12,213

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro area.  At June 30, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.5 million.  In addition, ROP also held approximately $98.2 million of structured finance investments.

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

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of RARC’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP, and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

As of June 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	97.0%

Suburban	Consolidated properties	19	2,889,900	88.4%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	94.4%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2008 (Successor) and December 31, 2007 (Successor), the consolidated results of their operations for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 (Successor) and for each of the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and their cash flows for the six months ended June 30, 2008 (Successor) and the periods January 1, 2007 to January 25, 2007 (Predecessor) and January 26, 2007 to June 30, 2007 (Successor) (presented on a combined basis for the six months ended June 30, 2007).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The results of operations for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 (Successor) and the period from January 26, 2007 to June 30, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $2.9 million, $7.8 million, none and none in rental revenue for the three and six months ended June 30, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $1.7 million, $3.4 million, $1.6 million and $2.7 million, including none related to the period January 1, 2007 to January 25, 2007, for the three and six months ended June 30, 2008 and 2007, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2008 and December 31, 2007 (Amounts in thousands).

	June 30, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(18,445)	(2,280)
Net	$148,633	$164,798

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(27,925)	(3,988)
Net	$346,025	$369,962

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.9% and 6.6% of our annualized rent, no other tenant in the portfolio contributed more than 4.1% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2008.  Approximately 14%, 15%, 24% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2008.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2008.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, or SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.  In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal year beginning after November 15, 2008.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

In February 2007, the FASB issued SFAS No. 159, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on the financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of this standard will have on our financial statements.

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

At June 30, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

4.  Structured Finance Investments

As of June 30, 2008 and December 31, 2007, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$55,250	$225,000	$61,053	$59,991	December 2020
Mezzanine Loan (1) (2) (3)	25,000	314,830	27,742	27,742	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Participation (1) (4)	14,189	—	7,938	9,938	April 2008
	$95,939	$539,830	$98,233	$99,171

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	As of December 31, 2007, this loan was in default. We are pursuing our remedies and expect to recover the full value of our investment.
(4)	We are in discussions with the borrower to settle the loan. Our partner holds a $12.2 million pari-pasu interest in this loan. We recorded a loan loss reserve of $2.0 million against this loan.

At June 30, 2008 and December 31, 2007 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

June 30, 2008

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

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at June 30, 2008 and December 31, 2007, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	June 30, 2008	December 31, 2007
919 Third Avenue New York, NY (2)	6.87%	7/2011	$230,174	$231,680

(1)	Effective interest rate for the three months ended June 30, 2008.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.

At June 30, 2008, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

For the three and six months ended June 30, 2008 and the three months ended June 30, 2007 (Successor), the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), we incurred approximately $18.1 million, $35.5 million, $18.1 million, $32.5 million and $6.9 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $0.1 million, $0.2 million, $1.7 million, $2.9 million and none, respectively.

At June 30, 2008, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,480)
	$1,057,020

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of June 30, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2008	$2,128	$—	$—	$2,128	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,223	216,656	150,000	369,879	—
2012	—	—	—	—	—
Thereafter	—	—	707,020	707,020	94,500
	$13,518	$216,656	$1,057,020	$1,287,194	$94,500

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

June 30, 2008

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of June 30, 2008 (in thousands):

Non-cancellable operating leases

2008 (remaining six months)	$4,762
2009	9,524
2010	9,083
2011	7,109
2012	6,979
Thereafter	214,487
Total minimum lease payments	$251,944

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

Selected results of operations for the three and six months ended June 30, 2008 and the three months ended June 30, 2007 (Successor) and the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and selected asset information as of June 30, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended June 30, 2008 (Successor)	$85,625	$(431)	$85,194
Three months ended June 30, 2007 (Successor)	77,707	6,495	84,202
Six months ended June 30, 2008 (Successor)	169,487	2,111	171,598
January 26 to June 30, 2007 (Successor)	134,122	9,946	144,068
January 1 to January 25, 2007 (Predecessor)	25,549	1,201	26,750

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Three months ended June 30, 2008 (Successor)	$11,865	$(1,418)	$10,447
Three months ended June 30, 2007 (Successor)	9,735	4,329	14,064
Six months ended June 30, 2008 (Successor)	23,151	(23)	23,128
January 26 to June 30, 2007 (Successor)	14,996	6,153	21,149
January 1 to January 25, 2007 (Predecessor)	(12,422)	464	(11,958)

Total assets
As of:
June 30, 2008	$4,128,905	$98,763	$4,227,668
December 31, 2007	4,167,159	99,710	4,266,869

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three and six months ended June 30, 2008, the three months ended June 30, 2007 (Successor) and the periods January 26, 2007 to June 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Period January 26 to June 30,	Period January 1 to January 25,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$10,447	$14,064	$23,128	$21,149	$(11,958)
Minority interest in other partnerships	(3,888)	(3,285)	(9,206)	(4,166)	(1,665)
Income from continuing operations	6,559	10,779	13,922	16,983	(13,623)
Net income/ gains from discontinued operations	—	—	—	—	2,520
Net income (loss) available to common unitholders	$6,559	$10,779	$13,922	$16,983	$(11,103)

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.4 million, $0.9 million, none and none for three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $2.0 million, $1.0 million and $1.6 million for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.6 million, $1.2 million, $0.4 million and $0.9 million for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

13.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 is presented below (in thousands):

	Six Months Ended June 30,
	2008	2007 (1)
Redemption of preferred units	$—	$1,200
Transfer of real estate to the operating partnership	—	608,222
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	—	(3,131,606)
Adjustments to contributed capital	—	2,327,290
Other non-cash adjustments-financing	—	92,017
Other non-cash adjustments-investing	—	104,077
Accretion of debt discount	120	1,713

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

ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro area.  At June 30, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.5 million.  In addition, as of June 30, 2008 ROP also held approximately $98.2 million of structured finance investments.

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

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP, and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

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

As of June 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	97.0%

Suburban	Consolidated properties	19	2,889,900	88.4%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	94.4%

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

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

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

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$69.0	$64.4	$4.6	7.1%
Escalation and reimbursement revenue	12.4	12.8	(0.4)	(3.1)
Total	$81.4	$77.2	$4.2	5.4%

At June 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 42.7% and 13.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.9% of the space leased at our consolidated properties expires during the remainder of 2008.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.3	$0.3	$—	—%
Investment and other income	3.9	7.0	(3.1)	(44.3)
Total	$4.2	$7.3	$(3.1)	(42.5)%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 9.8% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.  In addition, we recorded a $2.0 million loan loss reserve in 2008.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$18.8	$17.9	$0.9	5.0%
Real estate taxes	13.0	13.1	(0.1)	(0.8)
Ground rent	2.2	2.6	(0.4)	(15.4)
Total	$34.0	$33.6	$0.4	1.2%

Operating expenses increased over the same period in the prior year due to increases in cleaning costs ($0.4 million), repairs and maintenance ($0.1 million), insurance ($0.3 million) and professional fees ($0.3 million) and were partially offset by a reduction in utility costs ($0.1 million).  The decrease in ground rent expense related primarily to the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$18.1	$18.1	$—	—%
Depreciation and amortization expense	23.3	18.6	4.7	25.3
Marketing, general and administrative expense	(0.3)	0.3	(0.6)	(200.0)
Total	$41.1	$37.0	$4.1	11.1%

In April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.  This was offset by a reduction in capitalized interest in 2008 ($2.4 million).

The decrease in marketing, general and administrative expenses is primarily due to the Predecessor 2007 period including approximately $8.8 million related to merger costs and $1.8 million related to the long-term incentive compensation program.  None of these costs were incurred in 2008.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

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

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$139.2	$132.9	$6.3	4.7%
Escalation and reimbursement revenue	25.7	26.6	(0.9)	(3.4)
Total	$164.9	$159.5	$5.4	3.3%

At June 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 42.7% and 13.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.9% of the space leased at our consolidated properties expires during the remainder of 2008.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.3	$0.5	$(0.2)	(40.0)%
Investment and other income	6.7	11.6	(4.9)	(42.2)
Total	$7.0	$12.1	$(5.1)	(42.2)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense due to the purchase accounting adjustment to the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 9.8% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.  In addition, we recorded a $2.0 million loan loss reserve in 2008.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$38.1	$37.8	$0.3	0.8%
Real estate taxes	25.9	27.6	(1.7)	(6.2)
Ground rent	4.3	5.1	(0.8)	(15.7)
Total	$68.3	$70.5	$(2.2)	(3.1)%

Operating expenses and real estate taxes remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2007 Predecessor period.  The decrease in ground rent expense related primarily to the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$35.5	$39.4	$(3.9)	(9.9)%
Depreciation and amortization expense	44.8	37.8	7.0	18.5
Marketing, general and administrative expense	0.2	14.4	(14.2)	(98.6)
Total	$80.5	$91.6	$(11.1)	(12.1)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after June 30, 2007 and those properties remaining unencumbered.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to June 30, 2007 (Successor) to provide a reasonable comparison to the cash flows for the six months ended June 30, 2008 (Successor).  Cash and cash equivalents were $16.6 million and $12.2 million at June 30, 2008 and June 30, 2007, respectively, representing an increase of $4.4 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)

Net cash provided by (used in) operating activities	$34,915	$(35,684)	$70,599
Net cash provided by investing activities	$(9,425)	$1,997,239	$(2,006,664)
Net cash used in financing activities	$(25,402)	$(2,000,533)	$1,975,131

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2008, our portfolio was 94.4% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2008, compared to the same period in the prior year, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$16,180
Distributions from joint ventures	(4,453)
Other investing activities	(5,679)
Structured finance and other investments	(33,948)
Proceeds from Asset Sale	(1,978,764)

We generally fund our investment activity through property-level financing and asset sales.  During the six months ended June 30, 2008, compared to the same period in the prior year, the following financing activities were used to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(12,000)
Repayments under our debt obligations	664,748
Contributions	(139,322)
Distributions and other financing activities	1,461,705

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of June 30, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property mortgages	$2,128	$3,942	$4,225	$219,879	$—	$—	$230,174
Senior unsecured notes	—	200,000	—	150,000	—	707,020	1,057,020
Ground leases	4,762	9,524	9,083	7,109	6,979	214,487	251,944
Estimated interest expense	38,010	68,062	60,031	48,471	37,056	217,460	469,090
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$44,900	$281,528	$73,339	$425,459	$44,035	$1,233,467	$2,102,728

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,480)
	$1,057,020

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

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2008, we will incur approximately $48.6 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.4 million, $0.9 million, none and none for three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $2.0 million, $1.0 million and $1.6 million for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.6 million, $1.2 million, $0.4 million and $0.9 million for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 26, 2007 to June 30, 2007, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of June 30, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, SL Green announced that it and RARC had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the Merger.  The settlement, which has been executed by all parties, and will be presented to the New York court for approval, provides (1) for certain contingent profit sharing participations for former RARC stockholders relating to specified assets, none of which are owned by ROP, (2) for potential payments to former RARC stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by ROP, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

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

Date: August 8, 2008