Form 10-Q
period 2008-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2008-11-12
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

INDEX

PAGE

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (Successor), the three months ended September 30, 2007 (Successor) and the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T.	CONTROLS AND PROCEDURES	23

PART II.	OTHER INFORMATION	23

ITEM 1.	LEGAL PROCEEDINGS	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5.	OTHER INFORMATION	24

ITEM 6.	EXHIBITS	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,124	$652,504
Building and improvements	3,253,526	3,285,556
	3,896,650	3,938,060
Less: accumulated depreciation	(138,753)	(73,506)
	3,757,897	3,864,554
Assets held for sale	53,500	—
Cash and cash equivalents	12,482	16,463
Restricted cash	7,633	8,449
Tenant and other receivables, net of allowance of $640 and $256 in 2008 and 2007, respectively	16,323	8,145
Deferred rents receivable, net of allowance of $3,795 and $3,036 in 2008 and 2007, respectively	28,621	17,682
Structured finance investments	98,782	99,171
Investment in unconsolidated joint venture	57,502	61,372
Deferred costs, net	12,391	4,247
Other assets	173,769	186,786
Total assets	$4,218,900	$4,266,869

Liabilities and Partners’ Capital
Mortgage notes payable	$229,285	$231,680
Unsecured notes	1,057,081	1,056,900
Accrued interest payable and other liabilities	19,513	24,259
Accounts payable and accrued expenses	28,816	43,010
Deferred revenue	337,196	371,881
Due to affiliate	—	286
Security deposits	5,655	5,757
Liabilities related to assets held for sale	5,587	—
Total liabilities	1,683,133	1,733,773

Commitments and Contingencies	—	—
Minority interests in other partnerships	526,512	526,531

Partners’ Capital
General partner capital	2,009,255	2,006,565
Limited partner capital	—	—
Total partner capital	2,009,255	2,006,565
Total liabilities and partners’ capital	$4,218,900	$4,266,869

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period January 26 to September 30, 2007	Period January 1 to January 25, 2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Rental revenue, net	$70,963	$63,438	$207,068	$172,075	$21,458
Escalation and reimbursement	14,337	13,540	39,772	35,856	3,759
Investment income	1,531	4,487	3,637	14,433	1,201
Other income	941	262	5,485	648	—
Total revenues	87,772	81,727	255,962	223,012	26,418
Expenses
Operating expenses	22,326	20,007	59,560	50,142	6,770
Real estate taxes	12,497	12,227	37,759	34,644	4,659
Ground rent	2,161	2,556	6,482	6,973	699
Interest	17,293	15,963	52,768	48,492	6,728
Amortization of deferred financing costs	—	—	—	—	152
Depreciation and amortization	22,517	19,383	66,555	51,460	5,205
Long-term incentive compensation expense	—	—	—	—	1,800
Merger related costs	—	—	—	—	8,814
Marketing, general and administrative	2,098	206	2,286	488	3,547
Total expenses	78,892	70,342	225,410	192,199	38,374

Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, minority interest and discontinued operations	8,880	11,385	30,552	30,813	(11,956)
Equity in net (loss) income from unconsolidated joint venture	284	355	575	887	8

Income (loss) from continuing operations before minority interest and discontinued operations	9,164	11,740	31,127	31,700	(11,948)
Minority interest in other partnerships	(3,752)	(2,229)	(12,321)	(5,858)	(1,670)
Income (loss) from continuing operations	5,412	9,511	18,806	25,842	(13,618)
Income from discontinued operations, net	142	341	670	994	2,515

Net income (loss) available to common unitholders	$5,554	$9,852	$19,476	$26,836	$(11,103)

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$19,476	$15,733
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,607	60,954
Equity in net income from unconsolidated joint venture	(575)	(895)
Distributions of cumulative earnings from unconsolidated joint venture	628	895
Minority interest in other partnerships	13,096	8,898
Deferred rents receivable	(11,160)	(15,301)
Other non-cash adjustments	(10,604)	—
Changes in operating assets and liabilities:
Restricted cash – operations	752	11,533
Tenant and other receivables	(8,613)	1,675
Other assets	(13,240)	(9,729)
Accounts payable, accrued expenses and other liabilities	(13,431)	(96,013)
Net cash provided by (used in) operating activities	43,936	(22,250)
Investing Activities
Additions to land, buildings and improvements	(10,266)	(25,953)
Restricted cash-capital improvements	64	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,822	8,182
Proceeds from the Asset Sale	—	1,978,764
Deferred lease costs	(8,716)	(2,055)
Structured finance and other investments net of repayments/participations	(525)	32,582
Net cash (used in) provided by investing activities	(15,621)	1,991,520
Financing Activities
Repayments of mortgage notes payable	(2,395)	(185,778)
Proceeds from revolving credit facility and unsecured notes	—	12,000
Repayments of revolving credit facility and unsecured notes	—	(481,000)
Contributions	209,919	305,773
Minority interest in other partnerships - distributions	(13,114)	(13,686)
Distributions	(226,706)	(1,647,467)
Net cash used in financing activities	(32,296)	(2,010,158)
Net decrease in cash and cash equivalents	(3,981)	(40,888)
Cash and cash equivalents at beginning of period	16,463	51,192
Cash and cash equivalents at end of period	$12,482	$10,304

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro area.  At September 30, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.8 million.  In addition, ROP also held approximately $98.8 million of structured finance investments.

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

As of September 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	97.6%

Suburban	Consolidated properties	19	2,889,900	89.1%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	95.0%

(1)             The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2008 (Successor) and December 31, 2007 (Successor), the consolidated results of their operations for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 (Successor) and for each of the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and their cash flows for the nine months ended September 30, 2008 (Successor) and the periods January 1, 2007 to January 25, 2007 (Predecessor) and January 26, 2007 to September 30, 2007 (Successor) (presented on a combined basis for the nine months ended September 30, 2007).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

The results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The results of operations for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 (Successor) and the period from January 26, 2007 to September 30, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $4.9 million, $12.5 million, none and none in rental revenue for the three and nine months ended September 30, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $1.7 million, $5.1 million, $1.7 million and $4.4 million, including none related to the period January 1, 2007 to January 25, 2007, for the three and nine months ended September 30, 2008 and 2007, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2008 and December 31, 2007 (Amounts in thousands).

	September 30, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(28,342)	(2,280)
Net	$138,736	$164,798

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(44,606)	(3,988)
Net	$329,344	$369,962

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 7.0% and 6.6% of our annualized rent, no other tenant in the portfolio contributed more than 4.1% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2008.  Approximately 15%, 16%, 25% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2008.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2008.

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

September 30, 2008

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

At September 30, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale as well as 100/120 White Plains Road which was sold in October 2008.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 (Successor), the period January 26, 2007 to September 30, 2007 (Successor) and the period January 1, 2007 to January 25, 2007 (Predecessor) (in thousands).

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period January 26 to September 30, 2007	Period January 1 to January 25, 2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Rental revenue	$1,530	$1,440	$4,662	$3,926	$14,707
Escalation and reimbursement revenues	233	195	486	412	315
Investment and other income	300	1	321	82	—
Total revenues	2,063	1,636	5,469	4,420	15,022
Operating expenses	642	314	1,477	1,068	3,882
Real estate taxes	336	407	985	834	2,743
Ground rent	—	—	—	—	134
Interest	—	—	—	—	465
Marketing, general and administrative	—	—	—	—	1,150
Depreciation and amortization	296	245	1,052	658	3,630
Total expenses	1,274	966	3,514	2,560	12,004
Income from discontinued operations	789	670	1,955	1,860	3,018
Loss on disposition of discontinued operations	(260)	—	(260)	—	—
Minority interest in other partnerships	(387)	(329)	(1,025)	(866)	(503)
Income from discontinued operations, net of minority interest	$142	$341	$670	$994	$2,515

4.  Structured Finance Investments

As of September 30, 2008 and December 31, 2007, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$55,250	$225,000	$61,602	$59,991	December 2020
Mezzanine Loan (1) (2) (3)	25,000	314,830	27,742	27,742	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Participation (1) (4)	14,189	—	7,938	9,938	April 2008
	$95,939	$539,830	$98,782	$99,171

(1)             This is a fixed rate loan.

(2)             The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)             As of December 31, 2007, this loan was in default.  We are pursuing our remedies and expect to recover the full value of our investment.

(4)             This loan is in default.  We have begun foreclosure proceedings.  Our partner holds a $12.2 million pari-pasu interest in this loan.  We recorded a loan loss reserve of $2.0 million against this loan.

At September 30, 2008 and December 31, 2007 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

September 30, 2008

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

6. Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at September 30, 2008 and December 31, 2007, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	September 30, 2008	December 31, 2007
919 Third Avenue New York, NY (2)	6.87%	7/2011	$229,285	$231,680

(1)             Effective interest rate for the three months ended September 30, 2008.

(2)             We own a 51%  controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  We consolidate this joint venture.

At September 30, 2008, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

For the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 (Successor), the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), we incurred approximately $17.3 million, $52.8 million, $16.0 million, $48.5 million and $6.9 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $0.1 million, $0.2 million, $1.6 million, $4.5 million and none, respectively.

At September 30, 2008, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,419)
	$1,057,081

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

In October 2008, we acquired approximately $64.0 million of our 4.0% exchangeable senior debentures due June 15, 2025.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of September 30, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2008	$1,239	$—	$—	$1,239	—
2009	3,942	—	200,000	203,942	—
2010	4,225	—	—	4,225	—
2011	3,223	216,656	150,000	369,879	—
2012	—	—	—	—	—
Thereafter	—	—	707,081	707,081	94,500
	$12,629	$216,656	$1,057,081	$1,286,366	$94,500

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

September 30, 2008

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of September 30, 2008 (in thousands):

Non-cancellable operating leases

2008 (remaining three months)	$2,381
2009	9,524
2010	9,083
2011	7,109
2012	6,979
Thereafter	214,487
Total minimum lease payments	$249,563

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

Selected results of operations for the three and nine months ended September 30, 2008 and the three months ended September 30, 2007 (Successor) and the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and selected asset information as of September 30, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended September 30, 2008 (Successor)	$86,241	$1,531	$87,772
Three months ended September 30, 2007 (Successor)	77,240	4,487	81,727
Nine months ended September 30, 2008 (Successor)	252,325	3,637	255,962
January 26 to September 30, 2007 (Successor)	208,579	14,433	223,012
January 1 to January 25, 2007 (Predecessor)	25,217	1,201	26,418

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Three months ended September 30, 2008 (Successor)	$8,620	$544	$9,164
Three months ended September 30, 2007 (Successor)	9,167	2,573	11,740
Nine months ended September 30, 2008 (Successor)	30,536	591	31,127
January 26 to September 30, 2007 (Successor)	22,911	8,789	31,700
January 1 to January 25, 2007 (Predecessor)	(12,412)	464	(11,948)

Total assets
As of:
September 30, 2008	$4,119,588	$99,312	$4,218,900
December 31, 2007	4,167,159	99,710	4,266,869

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 (Successor) and the periods January 26, 2007 to September 30, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Period January 26 to September 30,	Period January 1 to January 25,
	2008	2007	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$9,164	$11,740	$31,127	$31,700	$(11,948)
Minority interest in other partnerships	(3,752)	(2,229)	(12,321)	(5,858)	(1,670)
Income from continuing operations	5,412	9,511	18,806	25,842	(13,618)
Net income/ gains from discontinued operations	142	341	670	994	2,515
Net income (loss) available to common unitholders	$5,554	$9,852	$19,476	$26,836	$(11,103)

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.5 million, $1.4 million, $0.3 million and $0.4 million for three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $3.0 million, $1.0 million and $2.6 million for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.8 million, $0.5 million and $1.3 million for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

13.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	Nine Months Ended September 30,
	2008	2007 (1)
Redemption of preferred units	$—	$1,200
Transfer of real estate to the operating partnership	—	608,222
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	—	(3,131,606)
Adjustments to contributed capital	—	2,327,290
Other non-cash adjustments-financing	—	92,017
Other non-cash adjustments-investing	—	104,077
Accretion of debt discount	181	1,713

(1)                                      Presented on a combined basis for the 2007 Successor and Predecessor periods.

14.  Subsequent Events

In October 2008, we, along with our joint venture partner, sold the properties located at 100/120 White Plains Road, Westchester for $48.0 million, which approximated our book basis in these properties.

In October 2008, we acquired approximately $64.0 million of our 4.0% exchangeable senior debentures due June 15, 2025, which we assumed as part of the Reckson Merger.

In October 2008, we sold our investment in RSVP, as well as two related structured finance investments held directly by the operating partnership, for approximately $34.5 million.

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

ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro area.  At September 30, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.8 million.  In addition, as of September 30, 2008 ROP also held approximately $98.8 million of structured finance investments.

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

On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, RARC’s former Australian management company (including its former Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of RARC in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of Reckson Strategic Venture Partners, LLC, or RSVP, and other related entities, which were purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

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

As of September 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	97.6%

Suburban	Consolidated properties	19	2,889,900	89.1%
	Unconsolidated properties	1	1,402,000	100.0%
		24	8,061,900	95.0%

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

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$71.0	$63.4	$7.6	12.0%
Escalation and reimbursement revenue	14.3	13.5	0.8	5.9
Total	$85.3	$76.9	$8.4	10.9%

At September 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 35.2% and 11.9% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.7% of the space leased at our consolidated properties expires during the remainder of 2008.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.3	$0.4	$(0.1)	(25.0)%
Investment and other income	2.5	4.7	(2.2)	(46.8)
Total	$2.8	$5.1	$(2.3)	(45.1)%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 9.8% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$22.3	$20.0	$2.3	11.5%
Real estate taxes	12.5	12.2	0.3	2.5
Ground rent	2.1	2.6	(0.5)	(19.2)
Total	$36.9	$34.8	$2.1	6.0%

Operating expenses increased over the same period in the prior year due to increases in payroll costs ($0.4 million), utilities ($2.0 million) and insurance ($0.2 million).  These increases were partially offset by a reduction in repairs and maintenance ($0.4 million).  The decrease in ground rent expense related primarily to the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$17.3	$16.0	$1.3	8.1%
Depreciation and amortization expense	22.5	19.4	3.1	16.0
Marketing, general and administrative expense	2.1	0.2	1.9	950.0
Total	$41.9	$35.6	$6.3	17.7%

The increase in interest expense was primarily due to a reduction in capitalized interest ($1.6 million).

The increase in marketing, general and administrative expense was due to the write-off of certain legal costs in 2008.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

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

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$207.1	$193.5	$13.6	7.0%
Escalation and reimbursement revenue	39.8	39.6	0.2	0.5
Total	$246.9	$233.1	$13.8	5.9%

At September 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 35.2% and 11.9% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.7% of the space leased at our consolidated properties expires during the remainder of 2008.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.6	$0.9	$(0.3)	(33.3)%
Investment and other income	9.1	16.3	(7.2)	(44.2)
Total	$9.7	$17.2	$(7.5)	(43.6)%

The decrease in equity in net income of unconsolidated joint venture was primarily due to lower net income contribution from One Court Square resulting from additional depreciation expense due to the purchase accounting adjustment to the investment in connection with the Merger.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 9.8% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.  In 2007, we received a $2.5 million exit fee in connection with the redemption of a loan.  In addition, we recorded a $2.0 million loan loss reserve in 2008.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$59.6	$56.9	$2.7	4.8%
Real estate taxes	37.8	39.3	(1.5)	(3.8)
Ground rent	6.5	7.7	(1.2)	(15.6)
Total	$103.9	$103.9	$—	—%

The increase in operating expenses was primarily driven by increases in payroll, cleaning, utilities and insurance.  This was partially offset by decrease in repairs and maintenance.  The operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 are included in the 2007 Predecessor period.  The decrease in ground rent expense related primarily to the ground rent at 1185 Avenue of the Americas.

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$52.8	$55.4	$(2.6)	(4.7)%
Depreciation and amortization expense	66.6	56.7	9.9	17.5
Marketing, general and administrative expense	2.3	14.6	(12.3)	(84.3)
Total	$121.7	$126.7	$(5.0)	(4.0)%

The decrease in interest expense is due to mortgage debt on certain properties being repaid after September 30, 2007 and those properties remaining unencumbered.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.

The decrease in marketing, general and administrative expenses is primarily due to the Predecessor 2007 period including approximately $8.8 million related to merger costs and $1.8 million related to the long-term incentive compensation program.  We did not incur similar costs in 2008. These costs were offset by the write-off of certain legal costs in 2008.

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

On January 25, 2007, we were acquired by SL Green. See “Item 2. Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to September 30, 2007 (Successor) to provide a reasonable comparison to the cash flows for the nine months ended September 30, 2008 (Successor).  Cash and cash equivalents were $12.5 million and $10.3 million at September 30, 2008 and 2007, respectively, representing an increase of $2.2 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)

Net cash provided by (used in) operating activities	$43,936	$(22,250)	$66,186
Net cash provided by investing activities	$(15,621)	$1,991,520	$(2,007,141)
Net cash used in financing activities	$(32,296)	$(2,010,158)	$1,977,862

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2008, our portfolio was 95.0% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2008, compared to the same period in the prior year, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$15,687
Distributions from joint ventures	(4,360)
Other investing activities	(6,597)
Structured finance and other investments	(33,107)
Proceeds from Asset Sale	(1,978,764)

We generally fund our investment activity through property-level financing and asset sales.  During the nine months ended September 30, 2008, compared to the same period in the prior year, the following financing activities were used to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(12,000)
Repayments under our debt obligations	664,383
Contributions	(95,854)
Distributions and other financing activities	1,421,333

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of September 30, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property mortgages	$1,239	$3,942	$4,225	$219,879	$—	$—	$229,285
Senior unsecured notes	—	200,000	—	150,000	—	707,081	1,057,081
Ground leases	2,381	9,524	9,083	7,109	6,979	214,487	249,563
Estimated interest expense	18,998	68,066	60,034	48,474	37,058	217,489	450,119
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$22,618	$281,532	$73,342	$425,462	$44,037	$1,233,557	$2,080,548

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
	1,062,500
Net discount	(5,419)
	$1,057,081

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

In October 2008, we acquired approximately $64.0 million of our 4.0% exchangeable senior debentures due June 15, 2025.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2008, we will incur approximately $40.9 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.5 million, $1.4 million, $0.3 million and $0.4 million for three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $3.0 million, $1.0 million and $2.6 million for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively.

Other

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance.  These insurance policies cover the ROP assets.  The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. Both property policies expire on December 31, 2008.  The liability policies, which cover all ROP properties and provides a limit of $200.0 million per property, expire on October 31, 2009.  The New York City portfolio incorporates SL Green’s captive, Belmont Insurance Company, which SL Green formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss if aggregate claims exceed $2.4 million.  SL Green has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. Although SL Green considers its insurance coverage (inclusive of the ROP assets) to be appropriate, in the event of a major catastrophe, such as an act of terrorism, SL Green may not have sufficient coverage to replace certain properties.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green’s 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.8 million, $0.5 million and $1.3 million for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 26, 2007 to September 30, 2007, respectively.

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester, Connecticut and Long Island City office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in the New York metro area being less favorable than expected if the credit crisis continues;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments;

•                  availability and creditworthiness of prospective tenants;

•                  adverse changes in the real estate markets, including increasing vacancy, including availability of sublease space, decreasing rental revenue and increasing insurance costs;

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

The risks included here are not exhaustive.  Other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of the SL Green’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q contain additional factors that could adversely affect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of September 30, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 1A.               RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Reports on Form 10-K for ROP and SL Green Realty Corp., our 100% indirect parent company and “Item 1A of Part II-Risk Factors” in the Quarterly Report on Form 10-Q for the period ended September 30, 2008 for SL Green Realty Corp.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2007 and “Item 1A of Part II-Risk Factors” in the Quarterly Report on Form 10-Q for the period ended September 30, 2008 for SL Green Realty Corp.

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

Date:       November 12, 2008