Form 10-K
period 2008-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2009-03-18
CIK 930810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                    .

Commission File Number:  1-13762

RECKSON OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	11-3233647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170

(Address of principal executive offices - Zip Code)

(212)  594 – 2700

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 18, 2009, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of Registrant, for its 2009 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At December 31, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.8 million.  In addition, at December 31, 2008 ROP also held approximately $90.8 million of structured finance investments.

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

As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	96.2%

Suburban	Consolidated properties	17	2,678,900	88.4%
	Unconsolidated properties	1	1,402,000	100.0%
		22	7,850,900

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of December 31, 2008, our Manhattan properties were comprised of fee ownership (three properties) and leasehold ownership (one property). We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2008, our Suburban properties were comprised of fee ownership (17 properties) and leasehold ownership (one property).  We refer to our Manhattan and Suburban properties collectively as our portfolio.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  As of December 31, 2008, our corporate staff consisted of approximately 325 persons, including 259 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  Our parent entity, SL Green, maintains a website at www.slgreen.com.  On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC.  SL Green has also made available on its website its audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.  You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330).  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategies and Growth Opportunities

On January 25, 2007, ROP was acquired by SL Green. See Item 1 “Business — Business and Growth Strategies” in SL Green’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete description of SL Green’s business and growth strategies.

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

ITEM 1A.               RISK FACTORS

We encourage you to read “Item 1A—Risk Factors” in the Annual Report on Form 10-K for SL Green Realty Corp., our 100% indirect parent company, for the year ended December 31, 2008.

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan as well as our suburban markets, including Westchester County, Connecticut, and Long Island City,  resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

Most of our commercial office properties, based on square feet, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to make distributions to SL Green.  The Manhattan vacancy rate continues to rise and is expected to exceed 10% by the end of 2009.  We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut and Long Island City.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2013, leases will expire on approximately 42.2% and none of the rentable square feet at our consolidated properties and unconsolidated joint venture property, respectively. As of December 31, 2008, approximately 2.5 million and no square feet are scheduled to expire by December 31, 2013 at our consolidated properties and unconsolidated joint venture property, respectively, and these leases currently have annualized escalated rental income totaling approximately $102.7 million and none, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and make distributions to SL Green would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in our commercial office property located at 1185 Avenue of the Americas is through long-term leasehold interest in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of this lease before its expiration, we will lose our right to operate this property and our interest in the improvements upon expiration of the lease, which would significantly adversely affect our results of operations. The remaining term of this long-term lease, including our unilateral extension rights is approximately 35 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rental income of this property at December 31, 2008 totaled approximately $70.1 million, or 26%, of our share of total portfolio annualized revenue associated with our portfolio.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of December 31, 2008 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.2% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, Inc. (and its affiliates), Debevoise & Plimpton, LLP and Verizon who accounted for approximately 6.5%, 6.9% and 2.9% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 4.4% of that total.  The financial services sector is currently experiencing significant turmoil which has resulted in significant job losses.  Of our ten largest tenants based on square feet leased, which accounted for approximately 40.2% of our share of portfolio annualized rent, 55% (inclusive of lease guarantors) carry an investment grade credit rating.  If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends to stockholders.

Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following, among other potential conditions:

•                  significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•                  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•                  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•                  reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.

These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to SL Green.

We face risks associated with property acquisitions.

We may acquire individual properties and portfolios of properties. Our acquisition activities and their success may be exposed to the following risks:

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

We may continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•                  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•                  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

We rely on four large properties for a significant portion of our revenue.

As of December 31, 2008, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, accounted for approximately 69% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1185 Avenue of the Americas alone accounted for approximately 26% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to SL Green would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  Both property policies expire on December 31, 2009.  Additional coverage may be purchased on a stand alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2009.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability and D&O coverage.

•                  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective December 31, 2008, Belmont increased its terrorism coverage from $50 million to $250 million in an upper layer.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA), as detailed below.

•                  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

•                  General Liability: Belmont insures a deductible on the general liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate stop loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses above the $250,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.4 million.  Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million.

•                  D&O:  Effective August 10, 2008, a directors and officers liability policy was added by Belmont to provide reimbursement for SEC claims reducing the deductible from $2,500,000 to $1,000,000.

TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

The total principal amount of our outstanding consolidated indebtedness was approximately $1.2 billion as of December 31, 2008, consisting of approximately $1.0 billion under our senior unsecured notes, and approximately $0.2 million of non-recourse mortgage loan on one of our properties.  As of December 31, 2008, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, senior unsecured notes and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable.  If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our unsecured notes would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2009, none of the debt on either of our consolidated properties or our unconsolidated joint venture property, respectively, will mature. At the present time, we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity or debt capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage.   The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. These restrictions could adversely affect our results of operations and our ability to make distributions to SL Green.

Rising interest rates could adversely affect our cash flow.

We may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance our debt at higher rates.  Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders.  At December 31, 2008, we had no variable rate borrowings.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

The interest rate hedge instruments we may use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements.  In addition, these arrangements may not be effective in reducing our exposure to interest rate changes.  Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

No limitation on debt could adversely affect our cash flow.

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. If we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to SL Green and could increase the risk of default on our indebtedness. In addition, any change that increases SL Green’s debt to market capitalization percentage could be viewed negatively by investors. As a result, SL Green’s share price could decrease.  SL Green’s market capitalization is variable and does not necessarily reflect the fair market value of its assets at all times. SL Green also considers factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

We owned five mezzanine and other loans with an aggregate book value of approximately $90.8 million at December 31, 2008. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material.  We maintain and regularly evaluate financial reserves to protect against potential future losses.  Our reserves reflect management’s judgment of the probability and severity of losses.  We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located.  We believe the increase in our non-performing loans has been driven by the worsening economy and the seizure of the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity.  We have significantly increased our provision for loan losses in 2008 based upon the performance of our assets and conditions in the financial markets and overall economy, which deteriorated precipitously in the fourth quarter of 2008.  If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to make distributions.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2008, our unconsolidated joint venture owned one property and we had an aggregate cost basis in the joint venture totaling approximately $56.3 million. As of December 31, 2008, our share of unconsolidated joint venture debt totaled approximately $94.5 million.

Our joint venture agreements may contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.

Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

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

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors. SL Green and its tenants accounted for approximately 28% of Alliance’s 2008 total revenue. The contracts pursuant to which these services are provided are not the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

As of December 31, 2008, services were being provided by these entities to 11 of the properties owned by ROP.

Members of management may have a conflict of interest over whether to enforce terms of senior management’s employment and non-competition agreements.

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

We are dependent on the efforts of Stephen L. Green, the chairman of the board of directors of SL Green and an executive officer, Marc Holliday, the chief executive officer of SL Green and president of WAGP, Andrew Mathias, the president and chief investment officer of SL Green and Gregory F. Hughes, the chief operating officer and chief financial officer of SL Green and the treasurer of WAGP. These officers have employment agreements which expire in December 2009, January 2010, December 2010 and December 2009, respectively.  A loss of the services of any of these individuals could adversely affect our operations.

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

Compliance with changing regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and other SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, president and treasurer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Forward-Looking Statements May Prove Inaccurate

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information” for additional disclosure regarding forward-looking statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2008, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.     PROPERTIES

The Portfolio

General

As of December 31, 2008, we owned or held interests in four consolidated commercial office properties encompassing approximately 3.8 million rentable square feet, located primarily in midtown Manhattan.  Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space.  As of December 31, 2008, our portfolio also included ownership interests in 17 consolidated and one unconsolidated commercial office properties located in Queens, Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.7 million rentable square feet and 1.4 million rentable square feet, respectively.

The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2008:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($’s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
810 Seventh Avenue	1970	Times Square	692,000	9	84.3	38,549,352	15	36	60.97	60.56
919 Third Avenue (5)	1970	Grand Central North	1,454,000	19	99.9	80,192,064	16	15	55.26	51.01
1185 Avenue of the Americas (6)	1969	Rockefeller Center	1,062,000	14	98.9	70,133,220	26	20	65.45	58.98
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	7	96.0	31,459,104	12	40	56.45	54.37

Total / Weighted Average Consolidated Properties (7)			3,770,000	49	96.2	220,333,740	69	111

Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street - 1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,375,316	1	1	26.39	26.34
1100 King Street - 2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.4	1,924,008	1	3	28.01	19.99
1100 King Street - 3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.9	1,982,808	1	4	27.59	26.50
1100 King Street - 4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	96.9	2,790,012	1	10	30.98	28.80
1100 King Street - 5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.9	1,925,748	1	8	26.82	22.28
1100 King Street - 6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,715,792	1	4	28.47	26.87
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	92.4	4,167,012	2	9	25.88	25.51
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	67.5	3,310,212	1	14	26.44	23.79
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	78.4	5,714,148	2	7	29.22	29.17
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	95.7	6,475,452	2	9	28.47	28.54
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	3	81.0	4,566,312	2	3	24.74	24.44
140 Grand Street	1991	White Plains, Westchester	130,100	2	91.0	3,499,116	1	8	36.45	30.40
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	5	100.0	13,152,612	5	14	35.13	32.01
Westchester, NY Subtotal			2,135,100	26	88.4	54,598,548	21	94

7 Landmark Square	2007	Stamford, Connecticut	36,800	—	10.8	258,696	—	1	65.00	65.00
680 Washington Boulevard (5)	1989	Stamford, Connecticut	133,000	2	100.0	5,071,392	1	5	38.50	38.46
750 Washington Boulevard (5)	1989	Stamford, Connecticut	192,000	3	98.5	6,490,068	1	9	35.40	31.80
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	2	84.9	5,325,720	2	20	33.08	30.28
Connecticut Subtotal			543,800	7	88.4	17,145,876	4	35

Total / Weighted Average Consolidated Property (8)			2,678,900	33	88.4	71,744,424	25	129

UNCONSOLIDATED PROPERTY
One Court Square - 30%	1987	Long Island City, New York	1,402,000	18	100.0	51,082,644	6	1	36.45	36.45

Total / Weighted Average Unconsolidated Property (9)			1,402,000	18	100.0	51,082,644	6	1

Grand Total / Weighted Average			7,850,900	100	94.2	343,160,808		241
Grand Total - SLG share of Annualized Rent						262,443,730	100

(1)

Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009 are approximately $0.3 million for our consolidated properties and $0.1 million for our unconsolidated property.

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

(5)	We hold a 51% interest in this property.

(6)	We hold a leasehold interest in this property.

(7)	Includes approximately 3.5 million square feet of rentable office space, 0.1 million square feet of rentable retail space and 0.2 million square feet of garage space.

(8)	Includes approximately 2.6 million square feet of rentable office space and 0.1 million square feet of rentable retail space.

(9)	Includes approximately 1.4 million square feet of rentable office space.

Lease Expirations

Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2013, the average annual rollover at our Manhattan consolidated properties is approximately 0.2 million square feet representing an average annual expiration rate of 5.0% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2008 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2009 (3)	13	156,826	4.23%	$10,047,564	$64.07
2010	17	178,394	4.80	8,829,732	49.50
2011	7	129,054	3.48	7,399,728	57.34
2012	6	189,880	5.11	10,515,744	55.38
2013	11	279,625	7.53	16,155,168	57.77
2014	10	287,185	7.74	13,859,484	48.26
2015	5	29,194	0.79	1,437,132	49.23
2016	14	384,803	10.36	22,765,452	59.16
2017	4	74,337	2.00	6,547,620	88.08
2018 & thereafter	29	2,003,389	53.96	122,776,116	61.28
Total/weighted average	116	3,712,687	100.00%	$220,333,740	$59.35

(1)

Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009, are approximately $0.3 million for the Manhattan properties.

(2)	Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 45,627 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

Leases in our Suburban portfolio, as at many other suburban office properties, typically extend for a term of five to ten years.  For the five years ending December 31, 2013, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.3 million square feet and none, respectively, representing an average annual expiration rate of 13.9% and none respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

Our Suburban unconsolidated property is leased to a single tenant on a net-lease basis.  The lease expires in 2020.

The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2008 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2009 (3)	17	123,329	5.29%	$4,168,164	$33.80
2010	23	424,125	18.19	13,093,884	30.87
2011	24	568,997	24.40	16,380,780	28.79
2012	15	137,838	5.91	4,500,012	32.65
2013	15	361,765	15.51	11,611,524	32.10
2014	13	172,462	7.40	5,258,100	30.49
2015	10	199,595	8.56	6,226,332	31.19
2016	8	159,286	6.83	4,956,312	31.12
2017	4	50,185	2.15	1,419,336	28.28
2018 & thereafter	8	134,379	5.76	4,129,980	30.73
Total/weighted average	137	2,331,961	100.00%	$71,744,424	$30.77

(1)

Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009 are approximately $0.1 million for the suburban properties.

(2)	Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 21,055 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

Tenant Diversification

At December 31, 2008, our portfolio was leased to approximately 241 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 10 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2008:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)

Citigroup, N.A.	Court Square and 750 Washington Blvd	136	1,510,197	19.2%	6.5%
Debevoise & Plimpton, LLP	919 Third Avenue	156	586,528	7.5	6.9
Verizon	1100 King Street Bldg’s 1&2 & 500 Summit Lake Drive	36	295,737	3.8	2.9
Schulte, Roth & Zabel LLP	919 Third Avenue	150	263,186	3.4	2.8
Amerada Hess Corp.	1185 Avenue of the Americas	228	182,529	2.3	4.1
Fuji Color Processing Inc.	200 Summit Lake Drive	51	165,880	2.1	1.8
King & Spalding	1185 Avenue of the Americas	202	159,858	2.0	3.5
National Hockey League	1185 Avenue of the Americas	167	148,216	1.9	4.2
Banque National De Paris	919 Third Avenue	91	145,834	1.9	3.1
News America Incorporated	1185 Avenue of the Americas	143	144,567	1.8	4.4
Total/ Weighted Average (3)			3,602,532	45.9%	40.2%

(1)	This list is not intended to be representative of our tenants as a whole.
(2)	Lease term from December 31, 2008 until the date of the last expiring lease for tenants with multiple leases.
(3)	Weighted average calculation based on total rentable square footage leased by each tenant.

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

ITEM 3.              LEGAL PROCEEDINGS

As of December 31, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, SL Green announced that it and RARC had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the Merger.  The settlement, which has been executed by all parties, and was approved by the New York court, provides (1) for certain contingent profit sharing participations for former RARC stockholders relating to specified assets, none of which are owned by ROP, (2) for potential payments to former RARC stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by ROP, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common equity. As of March 18, 2009, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

The following table sets forth for the periods indicated, the distributions declared by ROP for each respective quarter ended.

Class A
Distribution
January 25, 2007*	$0.3844

* No distributions were declared subsequent to the Merger.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any Class A common units in the year ended December 31, 2008 that were not registered under the Securities Act of 1933, as amended.

In 2008 and 2007, none and 1,129,733, respectively, Class A common units were exchanged into shares of SL Green’s common stock and cash in accordance with the Merger Agreement.

ITEM 6.              SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K.  This reclassification had no effect on our reported net income.

The financial position as of December 31, 2006, 2005 and 2004 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and years ended December 31, 2006, 2005 and 2004 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The financial position as of December 31, 2008 and 2007 (Successor) and the results of operations for the year ended December 31, 2008 and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations for the properties sold during 2008.

			Year ended December 31,
Operating Data	Year Ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,
(In thousands, except share and per share data)	2008	2007	2007	2006	2005	2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Total revenue	$351,061	$307,151	$26,418	$352,755	$353,512	$313,157
Operating expenses	80,099	70,679	6,770	78,275	71,019	69,043
Real estate taxes	50,331	46,391	4,659	56,525	52,198	50,911
Ground rent	8,643	8,081	699	8,489	7,907	6,751
Interest	69,368	65,435	6,728	98,490	98,427	83,609
Amortization of deferred finance costs	—	—	152	4,312	4,166	3,721
Depreciation and amortization	90,497	72,692	5,205	75,417	76,701	67,738
Merger related costs	—	—	8,814	56,896	—	—
Loan loss reserves	10,550	—	—	—	—	—
Long-term incentive compensation expense	—	—	1,800	10,169	23,534	—
Marketing, general and administration	789	698	3,547	42,749	24,460	22,991
Total expenses	310,277	263,976	38,374	431,322	358,412	304,764
Income (loss) from continuing operations before items	40,784	43,175	(11,956)	(78,567)	(4,900)	8,393
Equity in net income of unconsolidated joint ventures	838	1,249	8	3,681	1,371	603
Income (loss) from continuing operations before minority interest and gain on sales	41,622	44,424	(11,948)	(74,886)	(3,529)	8,996
Gain on early extinguishment of debt	18,254	—	—	—	—	—
Minority interests	(15,913)	(8,725)	(1,670)	(12,612)	(15,276)	(17,376)
Income (loss) before gains on sale	43,963	35,699	(13,618)	(87,498)	(18,805)	(8,380)
Gain on sale of properties	—	—	—	63,640	92,130	—
Income from continuing operations	43,963	35,699	(13,618)	(23,858)	73,325	(8,380)
Discontinued operations (net of minority interest)	644	1,318	2,515	69,333	129,767	81,652
Net (loss) income	44,607	37,017	(11,103)	45,475	203,092	73,272
Preferred dividends and redemption charges	—	—	—	—	—	(28,589)
Income (loss) available to common unitholders	$44,607	$37,017	$(11,103)	$45,475	$203,092	$44,683
Net income per Class A common unit — Basic				$0.53	$2.40	$0.62
Cash distributions declared per Class A common unit				$1.70	$1.70	$1.70
Basic weighted average Class A common units outstanding				84,870	84,100	71,964

ITEM 6.              SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data (In thousands)	2008	2007	2006	2005	2004
	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)

Commercial real estate, before accumulated depreciation	$3,907,982	$3,938,060	$3,649,874	$3,476,415	$2,759,972
Total assets	4,122,047	4,266,869	3,746,831	3,816,459	3,171,366
Mortgage notes payable, revolving credit facilities, term loans, unsecured notes and trust preferred securities	1,184,586	1,288,580	1,942,800	1,940,467	1,510,193
Minority interests	502,477	526,531	259,736	219,358	210,678
Partners’ Capital	2,054,886	2,006,565	1,261,514	1,341,100	1,260,878

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

ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.  At December 31, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.8 million.  In addition, as of December 31, 2008 ROP also held approximately $90.8 million of structured finance investments.

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

Beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. These factors have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit.  As a result, most financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  In the few instances in which debt is available, it is at a cost much higher than in the recent past.

Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets.  In the case of (a), the number of potential lenders in the marketplace and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads.  As liquidity increases, spreads on equivalent commercial mortgage loans will decrease.  Conversely, a lack of liquidity will result in credit spreads increasing.  During periods of volatility, such as the markets are currently experiencing, the number of lenders participating in the market may change at an accelerated pace.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For existing loans, when credit spreads widen, the fair value of these existing loans decreases.  If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan.  Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread.  Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

The recent credit crisis has put many borrowers, including some of our borrowers, on our structured finance portfolio under increasing amounts of financial and capital distress.  For the year ended December 31, 2008, we recorded a gross provision for loan losses of approximately $10.6 million primarily related to our structured finance investments.

The New York City real estate market has seen an increase in the direct vacancy rate as well as an increase in the amount of sublease space on the market.  We expect that the total vacancy rate in Manhattan will continue to rise in 2009.  This directly impacts a landlord’s ability to increase rents and may also result in a landlord needing to reduce its rents and provide a longer free rent period or a greater tenant improvement allowance in order to attract a tenant to rent the space. Property sales have slowed down to a trickle, primarily due to a lack of financing for purchasers due to tighter lending standards and the other factors noted above.

New York City sales activity in 2008 decreased by approximately $27.4 billion when compared to 2007, as total volume only reached approximately $20.4 billion. In 2007, 16 transactions were consummated at prices in excess of $1,000.00 per square foot, including three deals that closed in the fourth quarter of 2007.  This compares to only four such deals in 2008.

Leasing activity for Manhattan, a borough of New York City, totaled approximately 19.1 million square feet compared to approximately 23.6 million square feet in 2007. Of the total 2008 leasing activity in Manhattan, the Midtown submarket accounted for approximately 13.0 million square feet, or 67.9%. As a result, Midtown’s overall vacancy increased from 5.8% in 2007 to 8.5% in 2008.

Overall asking rents for direct space in Midtown decreased from $77.57 at year-end 2007 to $72.08 at year-end 2008, a decrease of 7.1%. The decrease in rents has been driven by the financial crisis.  Management believes that rental rates will continue to decrease during 2009.

During 2008, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there is only 1.8 million square feet under construction in Midtown as of year-end and which becomes available in the next two years, 2.3% of which is already pre-leased.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	96.2%

Suburban	Consolidated properties	17	2,678,900	88.4%
	Unconsolidated properties	1	1,402,000	100.0%

		22	7,850,900

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

Investment in Commercial Real Estate Properties

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or development properties was impaired at December 31, 2008 and 2007.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

In accordance with SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds  are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded a reserve for impairment of approximately $10.6 million during 2008.  No reserve for impairment was required at December 31, 2007.

Results of Operations

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2007 as compared to the Successor’s operations for the same period in 2008.  The results of operations may not be comparable for the periods presented due to the change in the basis of accounting between the Successor and Predecessor periods resulting from the application of “push-down accounting.”  The results of operations for the Predecessor period in 2007 include 120 West 45th Street and Landmark Square 1-6.  In connection with the Merger, these properties were assigned to the operating partnership and are therefore not included in the Successor period results of operations.  Assets sold or classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$280.1	$256.6	$23.5	9.2%
Escalation and reimbursement revenue	53.8	50.7	3.1	6.1
Total	$333.9	$307.3	$26.6	8.7%

At December 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 23.8% and 9.8% higher, respectively, than then existing in-place fully escalated rents.  Approximately 4.6% of the space leased at our consolidated properties expires during 2009.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.8	$1.3	$(0.5)	(38.5)%
Investment and other income	17.2	26.3	(9.1)	(34.6)
Total	$18.0	$27.6	$(9.6)	(34.8)%

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

anticipate much change in occupancy rates or net income contributions from this asset.  At December 31, 2008, we estimated that current market rents at our Suburban joint venture asset was approximately 8.4% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2007 and 2008 due to the redemption of certain loans during 2007.  Certain loans were also placed on non-accrual status in 2008.  In 2007, we received a $2.5 million exit fee in connection with the redemption of a loan.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$80.1	$77.4	$2.7	3.5%
Real estate taxes	50.3	51.1	(0.8)	(1.6)
Ground rent	8.6	8.8	(0.2)	(2.3)
Total	$139.0	$137.3	$1.7	1.2%

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

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$69.4	$72.3	$(2.9)	(4.0)%
Depreciation and amortization expense	90.5	77.9	12.6	16.2
Loan loss reserves	10.6	—	10.6	1,060.0
Marketing, general and administrative expense	0.8	14.9	(14.1)	(94.6)
Total	$171.3	$165.1	$6.2	3.8%

The decrease in interest expense is due to mortgage debt on certain properties being repaid in 2007 and those properties remaining unencumbered.  During the fourth quarter of 2008, we also repurchased approximately $102.4 million of our 4% exchangeable unsecured bonds due June 2025.  In addition, in April 2007, we redeemed $200.0 million of unsecured notes which bore an average interest rate of 6.9%.  We incurred a $1.0 million make-whole payment in 2007 in connection with the early redemption of these bonds.  In 2008, we recorded approximately $10.6 million in loan loss reserves against certain of our structured finance investments.

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

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$256.6	$259.7	$(3.1)	(1.2)%
Escalation and reimbursement revenue	50.7	53.1	(2.4)	(4.5)
Total	$307.3	$312.8	$(5.5)	(1.8)%

At December 31, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban assets were approximately 49.4% and 12.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.9% of the space leased at our consolidated properties expires during of 2008.

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$1.3	$3.7	$(2.4)	(64.9)%
Investment and other income	26.3	39.9	(13.6)	(34.1)
Total	$27.6	$43.6	$(16.0)	(36.7)%

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

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$77.4	$78.3	$(0.9)	(1.2)%
Real estate taxes	51.1	56.5	(5.4)	(9.6)
Ground rent	8.8	8.5	0.3	3.5
Total	$137.3	$143.3	$(6.0)	(4.2)%

Operating expenses and real estate taxes remained comparable to the same period in the prior year when excluding the operating expenses and real estate taxes for 120 West 45th Street and Landmark Square 1-6 from the 2006 period.

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense and finance cost amortization	$72.3	$102.8	$(30.5)	(29.7)%
Depreciation and amortization expense	77.9	75.4	2.5	3.3
Marketing, general and administrative expense	14.9	109.8	(94.9)	(86.4)
Total	$165.1	$288.0	$(122.9)	(42.7)%

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

Liquidity and Capital Resources

We are currently experiencing a global economic downturn and credit crunch.  As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  In the few instances in which debt is available, it is at a cost much higher than in the recent past.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash on hand, cash flow from operations and net proceeds from divestitures of properties and redemptions of structured finance investments.

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

On January 25, 2007, we were acquired by SL Green. See Item 7 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Annual Report on Form 10-K for the year ended December 31, 2008 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows in “Item 8. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

For purposes of this cash flow analysis, the cash flows for the period from January 1, 2007 to January 25, 2007 (Predecessor), the date of the Merger, have been combined with the cash flows for the period January 26, 2007 to December 31, 2007 (Successor) to provide a reasonable comparison to the cash flows for the year ended December 31, 2008 (Successor).  Summarized cash flow information for

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the years ended December 31, 2008 and 2007 is as follows (in thousands):

Cash and cash equivalents were $23.1 million and $16.5 million at December 31, 2008 and December 31, 2007, respectively, representing an increase of $6.6 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2008	2007	Increase (Decrease)

Net cash provided by operating activities	$112,961	$17,509	$95,452
Net cash provided by investing activities	$36,754	$1,988,585	$(1,951,831)
Net cash used in financing activities	$(143,064)	$(2,040,823)	$1,897,759

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2008, our portfolio was 92.4% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the year ended December 31, 2008, compared to the same period in the prior year we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(15,282)
Distributions from joint ventures	4,199
Proceeds from sales of real estate	(47,725)
Structured finance and other investments	24,171
Proceeds from Asset Sale	1,978,764
Deferred lease costs	7,704

We generally fund our investment activity through property-level financing and asset sales.  During the year ended December 31, 2008, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$12,000
Repayments under our debt obligations	(561,898)
Contributions	(37,997)
Distributions and other financing activities	(1,309,864)

Capitalization

Prior to the Merger, a Class A common unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP.  As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC.  In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership.  On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP. As of December 31, 2008, all of our issued and outstanding Class A common units were owned by WAGP or the operating partnership.

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

Net income per common partnership unit for the year ended December 31, 2006 was determined by allocating net income after preferred distributions and minority partners’ interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of December 31, 2008 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total

Property mortgages	$3,942	$4,225	$219,879	$—	$—	$—	$228,046
Senior unsecured notes	200,000	—	150,000	—	—	606,540	956,540
Ground leases	10,139	9,698	7,724	7,593	7,593	254,831	297,578
Estimated interest expense	63,895	55,864	44,304	32,888	32,889	132,475	362,315
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$277,976	$69,787	$421,907	$40,481	$40,482	$1,088,346	$1,938,979

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999 (3)	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	185,098	4.00%	20	June 15, 2025
	960,098
Net discount	(3,558)
	$956,540

(1)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2008, we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $18.3 million.

(2)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(3)	We repaid these senior unsecured notes at par on March 16, 2009.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.2 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the year ending December 31, 2009, we will incur approximately $31.8 million of capital expenditures (including tenant improvements and leasing costs) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007.  SL Green sold this property in March 2007.  We paid Alliance approximately $2.4 million, $0.6 million and none for three years ended December 31, 2008 respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $4.1 million and $3.5 million for 2008 and 2007 (Successor), respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  Both property policies expire on December 31, 2009.  Additional coverage may be purchased on a stand alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2009.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability and D&O coverage.

•                  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective December 31, 2008, Belmont increased its terrorism coverage from $50 million to $250 million in an upper layer.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA), as detailed below.

•                  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  General Liability: Belmont insures a deductible on the general liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate stop loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses above the $250,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.4 million.  Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million.

•                  D&O:  Effective August 10, 2008, a directors and officers liability policy was added by Belmont to provide reimbursement for SEC claims reducing the deductible from $2,500,000 to $1,000,000.

TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $2.6 million and $2.0 million for the year ended December 31, 2008 and the period January 26, 2007 to December 30, 2007, respectively.

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

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments and borrowers;

•                  availability and creditworthiness of prospective tenants and borrowers;

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of the SL Green’s Annual Report on Form 10-K contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2008 (in thousands):

	Long-Term Debt		Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Amount		Weighted Yield
2009	$203,942	5.64%	$27,630		—%
2010	4,225	5.55%	1,000		10.5%
2011	369,879	5.45%	—		—%
2012	—	—%	—		—%
2013	—	—%	—		—%
Thereafter	606,540	4.41%	62,163		9.0%
Total	$1,184,586	4.34%	$90,793	(1)	6.31%
Fair Value	$926,600

(1)	Our structured finance investments had an estimated fair value ranging between $54.5 million and $81.7 million at December 31, 2008.

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligation and the related weighted-average interest rates by expected maturity dates as of December 31, 2008 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate
2009	$—	—%
2010	—	—%
2011	—	—%
2012	—	—%
2013	—	—%
Thereafter	94,500	4.91%
Total	$94,500	4.91%
Fair Value	$70,000

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2008 and 2007 (Successor)	35
Consolidated Statements of Operations for the year ended December 31, 2008 and the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	36
Consolidated Statements of Partners’ Capital for the year ended December 31, 2008 and the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	37
Consolidated Statements of Cash Flows for the year ended December 31, 2008 and the year ended December 31, 2008 and period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	38
Notes to Consolidated Financial Statements	39

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2008	55

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners of Reckson Operating Partnership L.P.:

We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership L.P. (the “Company”) as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, partners’ capital and cash flows for the year ended December 31, 2008, the period from January 26, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through January 25, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor).  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007 (Successor), and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, the period from January 26, 2007 through December 31, 2007 (Successor), the period from January 1, 2007 through January 25, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York	/S/ ERNST & YOUNG LLP
March 18, 2009	Ernst & Young LLP

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2008	December 31, 2007
	(Successor)	(Successor)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,156	$652,504
Building and improvements	3,264,826	3,285,556
	3,907,982	3,938,060
Less: accumulated depreciation	(162,324)	(73,506)
	3,745,658	3,864,554
Cash and cash equivalents	23,114	16,463
Restricted cash	7,265	8,449
Tenant and other receivables, net of allowance of $659 and $256 at December 31, 2008 and 2007, respectively	12,796	8,145
Deferred rents receivable, net of allowance of $4,548 and $3,036 at December 31, 2008 and 2007, respectively	31,148	17,682
Structured finance investments	90,794	99,171
Investment in unconsolidated joint venture	56,291	61,372
Deferred costs, net	15,267	4,247
Other assets	139,714	186,786
Total assets	$4,122,047	$4,266,869

Liabilities and Partners’ Capital
Mortgage note payable	$228,046	$231,680
Unsecured notes	956,540	1,056,900
Accrued interest payable and other liabilities	17,321	24,259
Accounts payable and accrued expenses	30,883	43,010
Deferred revenue	326,227	371,881
Due to affiliate	—	286
Security deposits	5,667	5,757
Total liabilities	1,564,684	1,733,773

Commitments and Contingencies	—	—
Minority interests in other partnerships	502,477	526,531

Partners’ Capital
General Partner capital	2,054,886	2,006,565
Limited Partner capital		—
Total partners’ capital	2,054,886	2,006,565
Total liabilities and partners’ capital	$4,122,047	$4,266,869

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Operations

(Amounts in thousands)

	Year ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,	Year ended December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue, net	$280,089	$235,118	$21,458	$259,736
Escalation and reimbursement	53,792	46,926	3,759	53,103
Investment income	11,503	17,348	1,201	20,845
Other income	5,677	7,759	—	19,071
Total revenues	351,061	307,151	26,418	352,755
Expenses
Operating expenses	80,099	70,679	6,770	78,275
Real estate taxes	50,331	46,391	4,659	56,525
Ground rent	8,643	8,081	699	8,489
Interest	69,368	65,435	6,728	98,490
Amortization of deferred financing costs	—	—	152	4,312
Depreciation and amortization	90,497	72,692	5,205	75,417
Loan loss reserves	10,550	—	—	—
Long-term incentive compensation expense	—	—	1,800	10,169
Merger related costs	—	—	8,814	56,896
Marketing, general and administrative	789	698	3,547	42,749
Total expenses	310,277	263,976	38,374	431,322
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on sale, minority interest and discontinued operations	40,784	43,175	(11,956)	(78,567)
Equity in net income from unconsolidated joint venture	838	1,249	8	3,681
Income (loss) from continuing operations before gain on sale, minority interest and discontinued operations	41,622	44,424	(11,948)	(74,886)
Gain on early extinguishment of debt	18,254	—	—	—
Gain (loss) on sale of real estate	—	—	—	63,640
Minority interest in other partnerships	(15,913)	(8,725)	(1,670)	(12,612)
Income (loss) from continuing operations	43,963	35,699	(13,618)	(23,858)
Income from discontinued operations, net	927	1,318	2,515	58,372
Gain (loss) on sale of real estate from discontinued operations	(283)	—	—	10,961
Net income (loss) available to common unitholders	$44,607	$37,017	$(11,103)	$45,475
Net income allocable to:
Common unitholders	$44,607	$37,017	$(11,103)	$44,993
Class C common unitholders	—	—	—	482
Total	$44,607	$37,017	$(11,103)	$45,475

Net income per weighted average common units:
Basic net income per common unit				$0.53

Class C common unit:
Basic net income per Class C common unit				$1.42

Weighted average common units outstanding:
Common units				84,870
Class C common units				340

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Partners’ Capital

(Amounts in thousands)

	General Partners’ Capital		Limited Partners’ Capital		Accumulated
	Preferred Capital	Class A Common units	Class A Common units	Class C Common units	Other Comprehensive Income	Total Partners’ Capital	Comprehensive Income
Balance at December 31, 2005	$1,200	$1,306,236	$24,555	$7,290	$1,819	$1,341,100	$203,122
Net income	—	44,088	905	482	—	45,475	45,475
Net realized gains on derivative instruments	—	—	—	—	507	507	507
Reclassification of net realized gain on derivative instruments into earnings					(521)	(521)	(521)
Reckson’s share of joint venture’s net realized gains on derivative instruments	—	—	—	—	11	11	11
Contributions	—	29,094	—	—	—	29,094	—
Distributions	—	(143,339)	(2,439)	(550)	—	(146,328)	—
Retirement / redemption of units	—	5,906	(6,508)	(7,222)	—	(7,824)	—
Balance at December 31, 2006	1,200	1,241,985	16,513	—	1,816	1,261,514	$45,472
Net loss		(10,812)	(291)			(11,103)	$(11,103)
Distributions		(1,489,422)				(1,489,422)
Fair Value adjustment due to merger	(1,200)	2,003,569	(16,222)	—	(1,816)	1,984,331	(1,816)
Balance at January 25, 2007	—	1,745,320	—	—	—	1,745,320	(12,919)
Contributions		2,491,090				2,491,090
Distributions		(2,266,862)				(2,266,862)
Net income		37,017				37,017	37,017
Balance at December 31, 2007	—	2,006,565	—	—	—	2,006,565	$24,098
Contributions		436,561				436,561
Distributions		(432,847)				(432,847)
Net income	—	44,607				44,607	$44,607
Balance at December 31, 2008	$—	$2,054,886	$—	$—	$—	$2,054,886	$44,607

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,	Year Ended December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating Activities
Net income	$44,607	$37,017	$(11,103)	$45,475
Adjustment to reconcile net income loss to net cash provided by operating activities:
Depreciation and amortization	91,549	73,626	8,835	135,381
Gain (loss) on sale of real estate	283	—	—	(64,063)
Equity in net income from unconsolidated joint venture	(838)	(1,249)	(8)	(3,681)
Distributions of cumulative earnings from unconsolidated joint venture	838	1,249	8	—
Sale of option to acquire joint venture interest	—	—	—	(9,016)
Minority interest in other partnerships	16,938	9,864	2,173	14,761
Loan loss reserves	10,550	—	—	—
Deferred rents receivable	(13,687)	(17,682)	(695)	(16,266)
Other non-cash adjustments	(18,920)	—	—	—
Changes in operating assets and liabilities:
Restricted cash – operations	1,105	3,989	7,544	(16,211)
Tenant and other receivables	(5,105)	4,732	746	6,585
Other assets	(2,615)	28,750	(27,408)	23,073
Accounts payable, accrued expenses and other liabilities	(11,744)	(87,819)	(15,060)	14,892
Net cash provided by (used in) operating activities	112,961	52,477	(34,968)	130,930
Investing Activities
Additions to land, buildings and improvements	(21,599)	(17,250)	(19,631)	(138,957)
Restricted cash-capital improvements	79	—	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,086	4,144	5,141	4,903
Proceeds from disposition of real estate/ partial interest in property	47,725	—	—	250,748
Proceeds from the Asset Sale	—	—	1,978,764	—
Deferred lease costs	(12,012)	(4,308)	—	(23,678)
Structured finance and other investments net of repayments/participations	17,475	41,725	—	(24,612)
Net cash provided by investing activities	36,754	24,311	1,964,274	68,404
Financing Activities
Repayments of mortgage notes payable	(3,634)	(16,066)	(170,867)	(122,768)
Proceeds from revolving credit facility, term loans and unsecured notes	—	—	12,000	768,819
Repayments of revolving credit facility, term loans and unsecured notes	(102,401)	(200,000)	(281,000)	(646,000)
Contributions	363,484	325,487	—	2,677
Minority interest in other partnerships - distributions	(40,741)	(8,918)	(3,119)	(17,272)
Minority interest in other partnerships - contributions	—	—	—	1,878
Other financing activities	—	—	—	(1,253)
Distributions	(359,772)	(172,079)	(1,526,261)	(146,218)
Net cash provided by (used in) financing activities	(143,064)	(71,576)	(1,969,247)	(160,137
Net increase (decrease) in cash and cash equivalents	6,651	5,212	(39,941)	39,197
Cash and cash equivalents at beginning of period	16,463	11,251	51,192	11,995
Cash and cash equivalents at end of period	$23,114	$16,463	$11,251	$51,192

Supplemental Cash Flow Disclosure
Interest paid	$68,828	$87,016	$—	$111,156

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

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

ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At December 31, 2008, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2008, develop approximately 1.1 million square feet of office space and in which we had invested approximately $64.8 million.  In addition, ROP also held approximately $90.8 million of structured finance investments.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Average		Number of
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	96.2%

Suburban	Consolidated properties	17	2,678,900	88.4%
	Unconsolidated properties	1	1,402,000	100.0%
		22	7,850,900

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

2.  Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at December 31, 2008 and 2007 (Successor), the consolidated results of their operations for the year ended December 31, 2008 and the periods January 26, 2007 to December 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) and their cash flows for the year ended December 31, 2008 and the periods January 26, 2007 to December 31, 2007 (Successor), January 1, 2007 to January 25, 2007 (Predecessor) and for the year ended December 31, 2006 (Predecessor).  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  See Note 6 and Note 7.  Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Minority Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The financial position as of December 31, 2006 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger.  The financial position as of December 31, 2008 and 2007 (Successor) and the results of operations for the year ended December 31, 2008 and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger.  As such, the information presented may not be comparable.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

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

Depreciation expense amounted to approximately, $89.5 million, $78.9 million, including approximately $5.3 million related to the period January 1, 2007 to January 25, 2007, and $58.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at December 31, 2008 and 2007.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $18.3 million, $1.5 million, including none related to the period January 1, 2007 to January 25, 2007, and $4.3 million in rental revenue for the years ended December 31, 2008, 2007 and 2006, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $6.9 million, $6.1 million, including none related to the period January 1, 2007 to January 25, 2007, and none for the years ended December 31, 2008, 2007 and 2006, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2008 and 2007.  Amounts in thousands:

	December 31, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(35,343)	(2,280)
Net	$131,735	$164,798

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(57,380)	(3,988)
Net	$316,570	$369,962

The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years is as follows (in thousands):

2009	$14,653
2010	15,612
2011	15,954
2012	14,638
2013	12,681

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including acquired in-place leases for each of the five succeeding years is as follows (in thousands):

2009	$6,599
2010	5,637
2011	4,532
2012	3,933
2013	3,349

Investment in Unconsolidated Joint Ventures

We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.  See Note 6.

Finite Life Joint Venture Agreements

In May 2003, the FASB issued SFAS No. 150, or SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. We adopted SFAS No. 150 on July 1, 2003, which had no effect on our financial statements. SFAS No. 150 also requires the disclosure of the estimated settlement values of non-controlling interests in joint ventures that have finite lives.  One of our consolidated joint ventures in 2008 and 2007 is subject to a finite life joint venture agreement. In accordance with SFAS No. 150, we have estimated the settlement value of these non-controlling interests at December 31, 2008 and 2007 to be approximately $70.7 million and $94.2 million, respectively. The carrying value of this non-controlling interest, which is included in minority interests in other partnerships on our consolidated balance sheets, was approximately $76.5 million and $76.1 million at December 31, 2008 and 2007, respectively.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year.  In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations.

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

We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  In 2008, we recorded a loan loss reserve of approximately $10.6 million.  No reserve for impairment was required at December 31, 2007.

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

Earnings Per Unit

Earnings per unit was not computed in 2008 or 2007 as there were no outstanding common units at December 31, 2008 or 2007.  Basic earnings per unit, or EPU, excludes dilution and is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the period.  Basic EPU was $0.53 for the year ended December 31, 2006.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.9% and 6.5% of our annualized rent, no other tenant in the portfolio contributed more than 4.4% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2008.  Approximately 15%, 16%, 26% and 12% of our annualized rent, including our share of joint venture annualized revenue, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended December 31, 2008.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the year ended December 31, 2008.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation in order to comply with SFAS No. 144.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.  In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 5” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 requires that controlling interests be displayed in the consolidated statement of financial position as a separate component of stockholders’ equity.  This statement is effective for fiscal years beginning on or after December 15, 2008.  We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  We do not expect this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  This amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption will result in an aggregate of approximately $2.8 million of additional non-cash interest expense in each of the years ended December 31, 2008 and 2007, respectively.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS No. 162, which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s, or SEC, approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, or FSP EITF 03-06-1. FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We do not expect the adoption of FSP EITF 03-06-1 to have a material impact on our results of operations.

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

In October 2008, we along with our joint venture partner sold the properties located at 100/120 White Plains Road, Westchester, for $48.0 million, which approximated our book basis in these properties.

At December 31, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included the assets sold as part of the Asset Sale as well as 100/120 White Plains Road.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the year ended December 31, 2008, the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor) (in thousands).  No assets were considered as held for sale during the Successor period.

	Year Ended December 31,	Period January 26 to December 31	Period January 1 to January 25,	Year Ended December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue	$4,677	$5,406	$14,707	$217,280
Escalation and reimbursement revenues	540	500	315	26,424
Investment and other income	321	82	—	3,044
Total revenues	5,538	5,988	15,022	246,748
Operating expenses	1,515	1,444	3,882	63,318
Real estate taxes	1,019	1,153	2,743	41,833
Ground rent	—	—	134	2,238
Interest	—	—	465	10,528
Marketing, general and administrative	—	—	1,150	9,844
Depreciation and amortization	1,052	934	3,630	59,537
Total expenses	3,586	3,531	12,004	187,298
Income from discontinued operations	1,952	2,457	3,018	59,450
Gain (loss) on disposition of discontinued operations	(283)	—	—	10,961
Minority interest in other partnerships	(1,025)	(1,139)	(503)	(1,078)
Income and gain from discontinued operations, net of minority interest	$644	$1,318	$2,515	$69,333

4.  Structured Finance Investments

As of December 31, 2008 and 2007 (Successor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)(2)	$55,250	$225,000	$62,164	$59,991	December 2020
Mezzanine Loan (1)(2)(3)(5)(6)	25,000	314,830	27,742	27,742	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Participation (1)(4)(5)(6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves (5)	—	—	(10,550)	—
	$95,939	$539,830	$90,794	$99,171

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	As of December 31, 2007, this loan was in default. We are pursuing our remedies and expect to recover the full value of our investment.
(4)	This loan is in default. We have begun foreclosure proceedings. Our partner holds a $12.2 million pari-pasu interest in this loan.
(5)

This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)	This loan is on non-accrual status.

At December 31, 2008 and 2007 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

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

6.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2008 and 2007, respectively, were as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2008	December 31, 2007
919 Third Avenue New York, NY (2)	6.87%	7/2011	$228,046	$231,680

(1)	Effective interest rate for the three months ended December 31, 2008.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.

In May 2007, we repaid at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

At December 31, 2008, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

For the year ended December 31, 2008 and the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and the year ended December 31, 2006 (Predecessor), we incurred approximately $69.4 million, $65.4 million, $6.9 million and $102.8 million of interest expense, inclusive of amortization of deferred financing costs, respectively, excluding interest which was capitalized of approximately $0.3 million, $5.1 million, none and $11.0 million, respectively.

At December 31, 2008, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999 (3)	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	185,098	4.00%	20	June 15, 2025
	960,098
Net discount	(3,558)
	$956,540

(1)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2008, we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $18.3 million.

(2)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(3)	We repaid these senior unsecured notes at par on March 16, 2009.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of December 31, 2008, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2009	$3,942	$—	$200,000	$203,942	—
2010	4,225	—	—	4,225	—
2011	3,223	216,656	150,000	369,879	—
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	606,540	606,540	94,500
	$11,390	$216,656	$956,540	$1,184,586	$94,500

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models of approximately $926.6 million, which was less than the book value of the related fixed rate debt by approximately $258.0 million.  Our structured finance investments had an estimated fair value ranging between $54.5 million and $81.7 million, which was less than our book value at December 31, 2008.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2008.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9.  Rental Income

We are the lessor and the sublessor to tenants under operating leases with expiration dates beginning January 1, 2009.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2008 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Property
2009	$300,679	$9,442
2010	291,486	9,527
2011	277,908	7,690
2012	266,393	7,759
2013	250,864	7,829
Thereafter	1,619,225	38,427
	$3,006,555	$80,674

10.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 26,800 square feet of space at a property owned through March 2007 by SL Green pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007.  We paid Alliance approximately $2.4 million, $0.6 million, including none for the period January 1, 2007 to January 25, 2007, and none for three years ended December 31, 2008 respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $4.1 million and $3.5 million for 2008 and 2007 (Successor), respectively.

Insurance

Subsequent to the Merger, we obtain insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $2.6 million and $2.0 million for 2008 and 2007 (Successor), respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

11.  Partners’ Capital

Prior to the Merger, a Class A unit and a share of common stock of RARC had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP.  As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC.  In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership.  On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP.  As of December 31, 2008, all of our issued and outstanding Class A common units were owned by WAGP and the operating partnership.

As part of the Merger, RARC assigned its general partner interest in the operating partnership to WAGP. Pursuant to an amendment of the operating partnership’s agreement of limited partnership, in November 2007, RARC withdrew, and WAGP succeeded it, as a general partner of the operating partnership.

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

12.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $3.1 million and $2.7 million during the years ended December 31, 2008 and 2007, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of December 31, 2008 (in thousands):

December 31,	Non-cancellable operating leases

2009	$10,139
2010	9,698
2011	7,724
2012	7,593
2013	7,593
Thereafter	254,831
Total minimum lease payments	$297,578

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

Selected results of operations for the year ended December 31, 2008 and for the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor), and selected asset information as of December 31, 2008 and 2007 (Successor), regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Year ended December 31, 2008 (Successor)	$339,558	$11,503	$351,061
January 26 to December 31, 2007 (Successor)	289,803	17,348	307,151
January 1 to January 25, 2007 (Predecessor)	25,217	1,201	26,418
Year ended December 31, 2006 (Predecessor)	331,910	20,845	352,755

Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:
Year ended December 31, 2008 (Successor)	$33,986	$7,636	$41,622
January 26 to December 31, 2007 (Successor)	32,321	12,103	44,424
January 1 to January 25, 2007 (Predecessor)	(12,412)	464	(11,948)
Year ended December 31, 2006 (Predecessor)	(87,319)	12,433	(74,886)

Total assets
As of:
December 31, 2008 (Successor)	$4,030,724	$91,323	$4,122,047
December 31, 2007 (Successor)	4,167,698	99,171	4,266,869

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the year ended December 31, 2008 and the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and for the year ended December 31, 2006 (Predecessor) (in thousands):

	Year Ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,	Year Ended December 31,
	2008	2007	2007	2006
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations before minority interest, gain on sale and discontinued operations:	$41,622	$44,424	$(11,948)	$(74,886)
Gain on early extinguishment of debt	18,254	—	—	—
Gain on sale of real estate	—	—	—	63,640
Minority interest in other partnerships	(15,913)	(8,725)	(1,670)	(12,612)
Income from continuing operations	43,963	35,699	(13,618)	(23,858)
Net income/ gains from discontinued operations	644	1,318	2,515	69,333
Net income (loss) available to common unitholders	$44,607	$37,017	$(11,103)	$45,475

16.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the years ended December 31, 2008 and 2007 is presented below (in thousands):

	Year Ended December 31,
	2008	2007 (1)
Redemption of preferred units	$—	$1,200
Transfer of real estate to the operating partnership	—	555,006
Adjustment to fair value of real estate, investment in unconsolidated joint venture and structured finance investments	—	(3,050,129)
Adjustments to contributed capital	—	1,984,331
Fair value of above-and below-market leases and in-place lease value (SFAS No. 141) in connection with acquisitions	—	(206,872)
Other non-cash adjustments-financing	—	217,375
Other non-cash adjustments-investing	—	155,951
Accretion of debt discount	2,041	1,713

(1) Presented on a combined basis for the 2007 Successor and Predecessor periods.

17.  Quarterly Financial Data (unaudited)

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2008.

Quarterly data for the last two years is presented in the tables below (in thousands).

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$95,097	$87,772	$83,543	$84,649
Income (loss) net of minority interest and before gain on sale	6,641	5,128	5,904	7,198
Equity in net income from joint venture property	262	284	344	(52)
Gain on early extinguishment of debt	18,254	—	—	—
Discontinued operations, net of minority interest	(26)	142	311	217
Income available to common unitholders	$25,131	$5,554	$6,559	$7,363

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2008

2007 Quarter Ended	December 31	September 30	June 30	March 31 (1)
Total revenues	$84,141	$81,727	$82,549	$85,152
Income (loss) net of minority interest and before gain on sale	9,495	9,156	10,011	(7,838)
Equity in net income from joint venture property	363	355	301	238
Discontinued operations, net of minority interest	324	341	467	2,701
Income (loss) available to common unitholders	$10,182	$9,852	$10,779	$(4,899)

(1)                                    Presented on a combined basis for the 2007 Successor and Predecessor periods.

18.  Subsequent Events

On March 16, 2009, we repaid the $200.0 million senior unsecured notes at par on their maturity date.

Reckson Operating Partnership, L.P.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
												Life on Which
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation is Computed
810 Seventh Avenue	$—	$114,077	$476,386	$—	$8,720	$114,077	$485,106	$599,183	$24,105	1970	1/2007	Various
919 Third Avenue (4)	228,046	223,529	1,033,198	—	1,097	223,529	1,034,295	1,257,824	48,883	1970	1/2007	Various
1185 Avenue of the Americas	—	—	728,213	—	8,496	—	736,709	736,709	36,842	1969	1/2007	Various
1350 Avenue of the Americas	—	91,038	380,744	—	7,077	91,038	387,821	478,859	19,476	1966	1/2007	Various
1100 King Street - 1-7 International Drive	—	49,392	104,376	664	1,852	50,056	106,228	156,284	5,768	1983/1986	1/2007	Various
520 White Plains Road	—	6,324	26,096	—	830	6,324	26,926	33,250	1,485	1979	1/2007	Various
115-117 Stevens Avenue	—	5,933	23,826	—	679	5,933	24,505	30,438	1,990	1984	1/2007	Various
100 Summit Lake Drive	—	10,526	43,109	—	524	10,526	43,633	54,159	2,330	1988	1/2007	Various
200 Summit Lake Drive	—	11,183	47,906	—	117	11,183	48,023	59,206	2,558	1990	1/2007	Various
500 Summit Lake Drive	—	9,777	39,048	—	754	9,777	39,802	49,579	1,882	1986	1/2007	Various
140 Grand Street	—	6,865	28,264	—	568	6,865	28,832	35,697	1,515	1991	1/2007	Various
360 Hamilton Avenue	—	29,497	118,250	—	1,234	29,497	119,484	148,981	6,357	2000	1/2007	Various
7 Landmark Square	—	2,088	8,444	—	6	2,088	8,450	10,538	401	2007	1/2007	Various
680 Washington Boulevard (4)	—	11,696	45,364	—	159	11,696	45,523	57,219	2,344	1989	1/2007	Various
750 Washington Boulevard (4)	—	16,916	68,849	—	2,144	16,916	70,993	87,909	3,644	1989	1/2007	Various
1055 Washington Boulevard	—	13,516	53,228	—	627	13,516	53,855	67,371	2,744	1987	1/2007	Various
400 Summit Lake Drive	—	38,889	—	95	—	38,984	—	38,984	—	—	1/2007	Various
Other (5)	—	1,128	—	23	4,641	1,151	4,641	5,792	—	—	—	Various
	$228,046	$642,374	$3,225,301	$782	$39,525	$643,156	$3,264,826	$3,907,982	$162,324	—	—	—

(1)	Property located in New York, New York.
(2)	Property located in Westchester County, New York.
(3)	Property located in Connecticut.
(4)	We own a 51% interest in this property.
(5)	Other includes tenant improvements, capitalized interest and corporate improvements.

The changes in real estate for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance at beginning of year	$3,938,060	$3,649,874	$3,476,415
Property acquisitions	—	3,280,949	—
Improvements	21,599	16,853	313,697
Retirements/disposals	(51,677)	(3,009,616)	(140,238)
Balance at end of year	$3,907,982	$3,938,060	$3,649,874

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2008 was approximately $3.1 billion.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2008, are as follows:

	2008	2007	2006
Balance at beginning of year	$73,506	$634,536	$522,994
Depreciation for year	89,499	78,856	134,507
Retirements/disposals	(681)	(639,886)	(22,965)
Balance at end of year	$162,324	$73,506	$634,536

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f).  Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEMS 10, 11, 12 AND 13.

As discussed in this report, SL Green acquired us on January 25, 2007.  WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of SL Green.  The directors and officers of WAGP also serve as officers of SL Green.  As a result, you should read SL Green’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2009, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

ITEM 14.

Ernst & Young LLP has served as ROP’s independent registered public accounting firm since ROP’s formation in September 1994 and is considered by management of ROP to be well qualified.  ROP has been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in ROP or any of its subsidiaries in any capacity.

Ernst & Young LLP’s fees for providing services to ROP in 2008 and 2007 were as follows:

Audit Fees. The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP’s annual financial statements for the fiscal years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in ROP’s Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2008 and 2007 were approximately $200,000 and $582,000, respectively.

Audit Related Fees. There were no audit related fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP’s financial statements, other than the services described under “Audit Fees,” including employee benefit plan audits, due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees. There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees. There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2008 and 2007.

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

Management has reviewed and discussed the audited financial statements with ROP’s independent auditors, Ernst & Young LLP, and discussed the matters required to be discussed by Statement of Auditing Standard No. 61.  Management received the written disclosure and the letter from Ernst & Young LLP required by Rule 3526 of the Public Company Accounting Oversight Board, as currently in effect, discussed with Ernst & Young LLP the auditors’ independence and considered the compatibility of Ernst & Young LLP’s provision of non-audit services to our company with their independence.

Management recommended to the Board of Directors of our sole general partner (and such Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the SEC.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of December 31, 2008 (Successor) and December 31, 2007 (Succecessor)	35
Consolidated Statements of Operations for the year ended December 31, 2008 (Successor) and the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	36
Consolidated Statements of Partners’ Capital for the year ended December 31, 2008 (Successor) and the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	37
Consolidated Statements of Cash Flows for the year ended December 31, 2008 (Successor) and the period January 26, 2007 to December 31, 2007 (Successor), the period January 1, 2007 to January 25, 2007 (Predecessor) and the year ended December 31, 2006 (Predecessor)	38
Notes to Consolidated Financial Statements	39

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2008	55

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)  In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

(a)(4) Exhibits

See Index to Exhibits on following page.

INDEX TO EXHIBITS

(4)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of August 3, 2006 by and among SL Green Realty Corp., others, the Reckson Associates Realty Corp. and the Reckson Operating Partnership, L.P.	10-Q*		2.1	8/9/06

3.1	Amended and Restated Agreement of Limited Partnership of the Registrant	S-11*	333-1280	10.1	2/12/96

3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest	8-K*		10.1	3/1/99

3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest	8-K*		10.2	3/1/99

3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest	8-K*		10.3	3/1/99

3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest	8-K*		10.4	3/1/99

3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest	10-K*		10.6	3/17/00

3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K*		10.7	3/17/00

3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series F Junior Participating Preferred Partnership Units	10-K*		10.8	3/21/01

3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest	10-Q*		10.4	8/13/03

3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest	8-K*		10.4	12/29/04

3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing 2005 LTIP Units of Limited Partnership Interest	10-K*		10.11	3/10/06

3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant relating to the succession as a general partner of the Acquisition GP LLC.	10-K*		3.12	3/31/08

4.1	Form of 7.75% Notes due 2009 of the Registrant	8-K*		4.2	3/26/99

4.2	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee	8-K*		4.3	3/26/99

4.3	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares	8-K*		4	10/17/00

4.4	Note Purchase Agreement for the Senior Unsecured Notes due 2007	10-K*		10.23	3/26/98

4.5	Form of 5.15% Notes due 2011 of the Registrant	8-K*		4.1	1/21/04

4.6	Form of 5.875% Notes due 2014 of the Registrant	8-K*		4.1	8/12/04

4.7	4.00% Exchangeable Senior Debentures due 2025 of the Registrant	8-K*		4.1	6/27/05

4.8	First Amendment to Rights Agreement, dated as of August 3, 2006, by and between Reckson Associates Realty Corp. and American Stock Transfer & Trust Reckson Associates Realty Corp.	8-K*		4.0	10/10/06

4.9	Form of 6.0% Notes due 2016 of the Reckson Reckson Operating Partnership, L.P.	8-K*		4.1	3/31/06

10.1	Ground Leases for certain of the properties	S-11*	33-84324	10.17	2/3/95

10.2	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secure Financial Corporation, as Lender	10-Q*		10.2	8/14/01

10.3	Operating Agreement, dated as of September 28, 2000, between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC	8-K*		10.3	10/17/00

10.4	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100	10-K*		10.52

	Wall Company LLC

10.5	Amended and Restated Operating Agreement of 919 JV LLC	8-K*	10.1	1/8/02

10.6	Purchase and Sale Agreement, dated as of May 4, 2005, by and between Citibank, N.A. and Reckson Court Square, LLC	10-Q*	10.1	5/9/05

10.7	Note, dated as of August 3, 2005, by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender)	10-Q*	10.3	8/9/05

10.8	Loan and Security Agreement, dated as of August 3, 2005, between Reckson Court Square, LLC and German American Capital Corporation	10-Q*	10.4	8/9/05

10.9	Amended and Restated Operating Agreement of One Court Square Holdings LLC, dated as of November 30, 2005, by and between One Court Square Member LLC and One Court Square Investor, LLC	8-K*	10.1	12/6/05

12.1	Statement of Ratios of Earnings to Fixed Charges				X

14.1	Reckson Associates Realty Corp. Code of Ethics and Business Conduct	10-K*	14.1	3/9/04

21.1	Statement of Subsidiaries				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Marc Holliday President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)				X

31.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)				X

32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code				X

32.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code				X

*  Previously filed as an exhibit to the Company’s filing with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2009.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC

By:	/s/ Gregory F. Hughes
Gregory F. Hughes,
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2009.

Signature	Title

/s/ Marc Holliday	President of WAGP, the sole general partner of the
Marc Holliday	Registrant (Principal Executive Officer)

/s/ Gregory F. Hughes	Treasurer of WAGP, the sole general partner of the
Gregory F. Hughes	Registrant (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew S. Levine	Director of WAGP, the sole general partner of the
Andrew S. Levine	Registrant