Form 10-Q
period 2009-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2009-05-15
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

As of April 30, 2009, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,306	$643,156
Building and improvements	3,267,175	3,264,826
	3,910,481	3,907,982
Less: accumulated depreciation	(185,048)	(162,324)
	3,725,433	3,745,658
Cash and cash equivalents	17,899	23,114
Restricted cash	6,837	7,265
Tenant and other receivables, net of allowance of $1,619 and $659 in 2009 and 2008, respectively	12,401	12,796
Deferred rents receivable, net of allowance of $3,646 and $4,548 in 2009 and 2008, respectively	34,969	31,148
Structured finance investments	91,368	90,794
Investment in unconsolidated joint venture	55,057	56,291
Deferred costs, net of accumulated amortization of $1,597 and $1,157 in 2009 and 2008, respectively	15,730	15,267
Other assets	143,702	139,714
Total assets	$4,103,396	$4,122,047

Liabilities
Mortgage notes payable	$227,329	$228,046
Senior unsecured notes	743,970	954,315
Accrued interest payable and other liabilities	13,328	17,321
Accounts payable and accrued expenses	33,314	30,883
Deferred revenue	310,555	326,227
Security deposits	5,690	5,667
Total liabilities	1,334,186	1,562,459

Commitments and Contingencies	—	—

Capital
General partner capital — ROP	2,268,478	2,057,111
Limited partner capital	—	—
Noncontrolling interests in other partnerships	500,732	502,477
Total capital	2,769,210	2,559,588
Total liabilities and capital	$4,103,396	$4,122,047

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Revenues
Rental revenue, net	$70,201	$68,685
Escalation and reimbursement	14,370	13,193
Investment income	939	1,380
Other income	459	229
Total revenues	85,969	83,487
Expenses
Operating expenses ($570 and $484 paid to affiliates in 2009 and 2008, respectively)	19,495	18,798
Real estate taxes	14,361	12,564
Ground rent	2,161	2,161
Interest expense, net of interest income	15,423	17,477
Depreciation and amortization	23,540	21,086
Marketing, general and administrative	135	477
Total expenses	75,115	72,563
Income from continuing operations before equity in net income from unconsolidated joint venture, noncontrolling interest and discontinued operations	10,854	10,924
Equity in net income (loss) from unconsolidated joint venture	281	(52)
Income from continuing operations before noncontrolling interest and discontinued operations	11,135	10,872
Gain on early extinguishment of debt	1,908	—
Income from continuing operations	13,043	10,872
Income (loss) from discontinued operations	(25)	558
Net income	13,018	11,430
Net income attributable to noncontrolling interests in other partnerships	(3,327)	(5,318)
Net income attributable to ROP common unitholders	$9,691	$6,112

Amounts attributable to ROP common unitholders:
Income from continuing operations	$9,716	$5,895
Discontinued operations	(25)	217
Net income	$9,691	$6,112

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$13,018	$11,430
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,540	21,473
Equity in net income from unconsolidated joint venture	(281)	52
Distributions of cumulative earnings from unconsolidated joint venture	281	—
Gain on early extinguishment of debt	(1,908)	—
Deferred rents receivable	(3,821)	(3,672)
Other non-cash adjustments	(2,371)	(3,968)
Changes in operating assets and liabilities:
Restricted cash — operations	431	985
Tenant and other receivables	(565)	(3,226)
Deferred lease costs	(903)	(417)
Other assets	(12,410)	(12,132)
Accounts payable, accrued expenses and other liabilities	(2,863)	(2,060)
Net cash provided by operating activities	12,598	8,465
Investing Activities
Additions to land, buildings and improvements	(5,289)	—
Restricted cash-capital improvements	(3)	64
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,234	1,481
Net cash (used in) provided by investing activities	(4,058)	1,545
Financing Activities
Repayments of mortgage notes payable	(717)	(632)
Repayments of senior unsecured notes	(209,337)	—
Contributions from common unitholders	285,382	63,794
Noncontrolling interest in other partnerships - distributions	(5,073)	(5,280)
Distributions to common unitholders	(83,560)	(73,428)
Net cash used in financing activities	(13,305)	(15,546)
Net decrease in cash and cash equivalents	(5,215)	(5,536)
Cash and cash equivalents at beginning of period	23,114	16,463
Cash and cash equivalents at end of period	$17,899	$10,927

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Since consummation of the Merger on January 25, 2007, SL Green Operating Partnership, L.P., or the operating partnership, has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary Wyoming Acquisition GP LLC, or WAGP.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and WAGP succeeded it as the sole general partner of ROP.   Since consummation of the Merger, RARC has been a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At March 31, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.0 million.  In addition, as of March 31, 2009 ROP also held approximately $91.4 million of structured finance investments.

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

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. We paid approximately $6.0 billion, inclusive of transaction costs, for Reckson.  This transaction is referred to herein as the Merger.

On January 25, 2007, SL Green completed the sale of certain assets of ROP to an investment group led by certain of RARC’s former executive management for a total consideration of approximately $2.0 billion.

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

As of March 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	96.6%

Suburban	Consolidated properties	16	2,642,100	89.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	94.8%

(1)                                     The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2009 and December 31, 2008, the consolidated results of their operations for the three months ended March 31, 2009 and 2008 and their cash flows for the three months ended March 31, 2009 and 2008.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2009 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs, in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate VIEs in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Noncontrolling Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

Effective January 1, 2009, we adopted SFAS No. 160, or SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which defines a non-controlling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires non-controlling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

•                  We have reclassified the non-controlling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled approximately $500.7 million and $502.5 million as of March 31, 2009 and December 31, 2008, respectively.

•                  Net income attributable to non-controlling interests of other consolidated partnerships is no longer included in the determination of net income. We reclassified prior year amounts to reflect this requirement.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our real estate properties was impaired at March 31, 2009 and December 31, 2008.

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $4.6 million and $4.7 million in rental revenue for the three months ended March 31, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $1.8 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2009 and December 31, 2008 (amounts in thousands).

	March 31, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(43,765)	(35,343)
Net	$123,313	$131,735

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(70,359)	(57,380)
Net	$303,591	$316,570

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded no loan loss reserves during the three months ended March 31, 2009 and 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.5% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 4.5% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2009.  Approximately 14%, 16%, 27% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2009.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to comply with SFAS No. 144 for discontinued operations presentation and the adoption of FSP 14-1 and SFAS No. 160.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. The adoption of this standard on January 1, 2009, did not have any impact on our historical financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  This amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption of FSP 14-1 had the following impact on our financial statements (in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$956,540	$954,315
Total liabilities	1,564,684	1,562,459
Total capital	2,054,886	2,559,588

	March 31, 2008 As Reported	March 31, 2008 As Restated
Interest expense	$17,388	$18,639
Net income attributable to ROP common unitholders	7,363	6,112

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. SFAS No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We will include the disclosures required under this standard beginning in our June 30, 2009 Condensed Consolidated Financial Statements.

In April 2009, the FASB released FSP SFAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly,” or FSP SFAS No. 157-4. FSP SFAS No. 157-4 was issued contemporaneously with FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP SFAS 115-2 and FSP SFAS No. 107-1 and APB 28-1. FSP SFAS No. 157-4 amends FASB Statement No. 157, “Fair Value Measurements,” or SFAS No. 157, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.

FSP SFAS No. 157-4 also requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after 15 June 2009. We will apply the provisions of FSP SFAS No. 157-4 beginning in our June 30, 2009 Condensed Consolidated Financial Statements. We do not believe that adoption of the FSP will have a material impact on our financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

3.  Property Dispositions and Assets Held for Sale

At March 31, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 100/120 White Plains Road which was sold in October 2008.

The following table summarizes income from discontinued operations (net of minority interest) for the three months ended March 31, 2008 (in thousands).  No assets were considered as held for sale during the three months ended March 31, 2009.

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Revenues
Rental revenue	$—	$1,593
Escalation and reimbursement revenues	(7)	145
Investment and other income	—	17
Total revenues	(7)	1,755
Operating expenses	18	485
Real estate taxes	—	325
Depreciation and amortization	—	387
Total expenses	18	1,197
Income (loss) from discontinued operations	$(25)	$558

4.  Structured Finance Investments

As of March 31, 2009 and December 31, 2008, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$55,250	$225,000	$62,738	$62,164	December 2020
Mezzanine Loan (1)(2)(3)(5)(6)	25,000	314,830	27,742	27,742	November 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Junior Participation (1) (4) (5) (6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves (5)	—	—	(10,550)	(10,550)
	$95,939	$539,830	$91,368	$90,794

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	As of December 31, 2007, this loan was in default. We are pursuing our remedies and expect to recover the full value of our investment.
(4)	This loan is in default. We have begun foreclosure proceedings. Our partner holds a $12.2 million pari-pasu interest in this loan.
(5)

This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)	This loan is on non-accrual status.

At March 31, 2009 and December 31, 2008 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

5.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We account for the Court Square JV under the equity method of accounting. We have also evaluated, under EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business.

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at March 31, 2009 and December 31, 2008, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	March 31, 2009	December 31, 2008
919 Third Avenue New York, NY (2)	6.87%	7/2011	$227,329	$228,046

(1)	Effective interest rate for the three months ended March 31, 2009.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.

At March 31, 2009, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest expense	$15,521	$18,639
Interest income	(98)	(1,162)
Interest expense, net	$15,423	$17,477
Interest capitalized	$—	$98

At March 31, 2009, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$138,755	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,700	6.00%	10	March 31, 2016
June 27, 2005 (3)	180,515	4.00%	20	June 15, 2025
	$743,970

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the three months ended March 31, 2009, we repurchased approximately $11.2 million of these notes and realized net gains on early extinguishment of debt of approximately $1.9 million.
(3)

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

On March 16, 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of March 31, 2009, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2009	$3,225	$—	$—	$3,225	—
2010	4,225	—	180,515	184,740	—
2011	3,223	216,656	138,755	358,634	—
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	424,700	424,700	94,500
	$10,673	$216,656	$743,970	$971,299	$94,500

8.  Partners’ Capital

Prior to the Merger, a Class A common unit of ROP and a share of common stock of Reckson Associates Realty Corp., or RARC, had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP.  Since consummation of the Merger on January 25, 2007, SL Green Operating Partnership, L.P., or the operating partnership, has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary Wyoming Acquisition GP LLC, or WAGP.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and  WAGP succeeded it as the sole general partner of ROP.  Since consummation of the Merger, RARC has been a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

9.  Commitments and Contingencies

We are not presently involved in any material litigation nor, to our knowledge, are any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of March 31, 2009 (in thousands):

March 31,	Non-cancellable operating leases

2009	$7,604
2010	9,698
2011	7,724
2012	7,593
2013	7,593
Thereafter	254,831
Total minimum lease payments	$295,043

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Selected results of operations for the three months ended March 31, 2009 and 2008 and selected asset information as of March 31, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended March 31, 2009	$85,030	$939	$85,969
Three months ended March 31, 2008	82,107	1,380	83,487

Income (loss) from continuing operations before noncontrolling interest and discontinued operations:
Three months ended March 31, 2009	$12,448	$595	$13,043
Three months ended March 31, 2008	10,643	229	10,872

Total assets
As of:
March 31, 2009	$4,011,498	$91,898	$4,103,396
December 31, 2008	4,030,724	91,323	4,122,047

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008

Income from continuing operations	$13,043	$10,872
Net income (loss) gains from discontinued operations	(25)	558
Net income	13,018	11,430
Net income attributable to noncontrolling interests in other partnerships	(3,327)	(5,318)
Net income attributable to ROP common unitholders	$9,691	$6,112

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.6 million and $0.5 million for three months ended March 31, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

13.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Accretion of debt discount	$900	$59

14.  Subsequent Events

From April 1, 2009 to May 14, 2009, we repurchased approximately $14.9 million of our senior unsecured bonds and notes and realized net gains on early extinguishment of debt of approximately $0.9 million.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Since consummation of the Merger on January 25, 2007, SL Green Operating Partnership, L.P., or the operating partnership, has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary Wyoming Acquisition GP LLC, or WAGP.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and WAGP succeeded it as the sole general partner of ROP.   Since consummation of the Merger, RARC has been a wholly-owned subsidiary of SL Green Realty Corp., or SL Green.

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.  At March 31, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.0 million.  In addition, as of March 31, 2009, ROP also held approximately $91.4 million of structured finance investments.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. We paid approximately $6.0 billion, inclusive of transaction costs, for Reckson.  This transaction is referred to herein as the Merger.

On January 25, 2007, SL Green completed the sale of certain assets of ROP to an investment group led by certain of Reckson’s former executive management for a total consideration of approximately $2.0 billion.

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

As of March 31, 2009, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	96.6%

Suburban	Consolidated properties	16	2,642,100	89.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	94.8%

(1)    The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Critical Accounting Policies

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts and reserve for possible credit losses.  There have been no changes to these policies in 2009.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

The following section compares the results of operations for the three months ended March 31, 2009 to the three months ended March 31, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$70.2	$68.7	$1.5	2.2%
Escalation and reimbursement revenue	14.4	13.2	1.2	9.1
Total	$84.6	$81.9	$2.7	3.3%

At March 31, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 14.1% and 3.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.5% of the space leased at our consolidated properties expires during the remainder of 2009.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$0.3	$(0.1)	$0.4	400.0%
Investment and other income	1.4	1.6	(0.2)	(12.5)
Total	$1.7	$1.5	$0.2	13.3%

The increase in equity in net income of unconsolidated joint venture was primarily due to higher net income contribution from One Court Square.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At March 31, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 9.8% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the redemption of certain loans.  In addition, certain loans were placed on non-accrual status during 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$19.5	$18.8	$0.7	3.7%
Real estate taxes	14.4	12.6	1.8	14.3
Ground rent	2.2	2.2	—	—
Total	$36.1	$33.6	$2.5	7.4%

Operating expenses increased slightly compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll, repairs and maintenance and insurance.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense	$15.4	$17.5	$(2.1)	(12.0)%
Depreciation and amortization expense	23.5	21.1	2.4	11.4
Marketing, general and administrative expense	0.1	0.5	(0.4)	(80.0)
Total	$39.0	$39.1	$(0.1)	(0.3)%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity and which bore an average interest rate of 7.75%.  We also repurchased approximately $102.4 million of our 4% exchangeable senior unsecured notes, due June 2025 during the fourth quarter of 2008, thereby reducing our interest expense during the first quarter of 2009.

The decrease in marketing, general and administrative expenses is primarily due to a decrease in professional fees incurred.

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

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.

We believe that our sources of working capital, specifically our cash flow from operations, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $17.9 million and $10.9 million at March 31, 2009 and March 31, 2008, respectively, representing an increase of $7.0 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$12,598	$8,465	$4,124
Net cash (used in) provided by investing activities	$(4,058)	$1,545	$(5,603)
Net cash used in financing activities	$(13,305)	$(15,546)	$2,241

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2009, our portfolio was 94.8% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2009, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(5,289)
Distributions from joint ventures	(247)
Other investing activities	(67)

We generally fund our investment activity through property-level financing and asset sales.  During the three months ended March 31, 2009, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(209,422)
Contributions	221,588
Distributions and other financing activities	(9,925)

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of March 31, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property mortgages	$3,225	$4,225	$219,879	$—	$—	$—	$227,329
Senior unsecured notes	—	180,515	138,755	—	—	424,700	743,970
Ground leases	7,604	9,698	7,724	7,593	7,593	254,831	295,043
Estimated interest expense	41,615	51,487	36,473	25,347	25,347	45,742	226,011
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$52,444	$245,925	$402,831	$32,940	$32,940	$819,773	$1,586,853

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$138,755	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,700	6.00%	10	March 31, 2016
June 27, 2005 (3)	180,515	4.00%	20	June 15, 2025
	$743,970

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the three months ended March 31, 2009, we repurchased approximately $11.2 million of these notes and realized net gains on early extinguishment of debt of approximately $1.9 million.
(3)

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

On March 16, 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.0 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2009, we will incur approximately $23.9 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.6 million and $0.5 million for three months ended March 31, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.

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

TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green’s 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively.

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

Forward-Looking Statement

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

Forward-looking statements are not guarantees of future performance and actual results or developments may materially differ, and we caution you not to place undue reliance on such statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.

Forward-looking statements contained in this report is subject to a number of risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us.  These risks and uncertainties include:

•                  the effect of the credit crisis on general economic, business and financial conditions, and on the New York Metro real estate market in particular;

•                  dependence upon certain geographic markets;

•                  risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•                  risks relating to structured finance investments;

•                  availability and creditworthiness of prospective tenants and borrowers;

•                  bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•                  adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•                  availability of capital (debt and equity);

•                  unanticipated increases in financing and other costs, including a rise in interest rates;

•                  our ability to comply with financial covenants in our debt instruments;

•                  our ability to maintain our status as a REIT;

•                  risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•                  the continuing threat of terrorist attacks, in particular in the New York Metro Area and on our tenants;

•                  our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

•                  legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business, including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

Other factors and risks to our business, many of which are beyond our control, are described in our filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive.  Other sections of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of SL Green’s Annual Report on Form 10-K/A No. 2 for the year ended December 31, 2008 contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.  Our exposures to market risk have not changed materially since December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

As of March 31, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.           RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K/A No. 2 for SL Green Realty Corp., our 100% indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2008.

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

Date: May 15, 2009