Form 10-Q
period 2009-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2009-08-13
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
YES ☐   NO ☒

As of July 30, 2009, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.         FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,387	$643,156
Building and improvements	3,275,222	3,264,826
	3,918,609	3,907,982
Less: accumulated depreciation	(207,935)	(162,324)
	3,710,674	3,745,658
Cash and cash equivalents	21,268	23,114
Restricted cash	7,491	7,265
Tenant and other receivables, net of allowance of $1,635 and $659 in 2009 and 2008, respectively	12,466	12,796
Deferred rents receivable, net of allowance of $4,759 and $4,548 in 2009 and 2008, respectively	37,312	31,148
Structured finance investments, net of allowance of $10,550 at both 2009 and 2008	28,039	90,794
Investment in unconsolidated joint venture	53,825	56,291
Deferred costs, net of accumulated amortization of $2,067 and $1,157 in 2009 and 2008, respectively	16,313	15,267
Other assets	124,890	139,714
Total assets	$4,012,278	$4,122,047

Liabilities
Mortgage notes payable	$226,390	$228,046
Senior unsecured notes	683,653	954,315
Accrued interest payable and other liabilities	10,851	17,321
Accounts payable and accrued expenses	30,717	30,883
Deferred revenue	295,703	326,227
Security deposits	7,362	5,667
Total liabilities	1,254,676	1,562,459

Commitments and Contingencies	—	—

Capital
General partner capital - ROP	2,257,630	2,057,111
Limited partner capital	—	—
Noncontrolling interests in other partnerships	499,972	502,477
Total capital	2,757,602	2,559,588
Total liabilities and capital	$4,012,278	$4,122,047

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue, net	$71,687	$67,421	$141,888	$136,106
Escalation and reimbursement	13,654	12,241	28,025	25,435
Investment income	488	1,392	1,427	2,772
Other income	1,154	4,316	1,616	4,543
Total revenues	86,983	85,370	172,956	168,856
Expenses
Operating expenses ($2,379, $4,643, $2,893 and $5,043 paid to/ allocated from affiliates in 2009 and 2008, respectively	18,411	18,437	37,906	37,235
Real estate taxes	14,228	12,698	28,590	25,261
Ground rent	2,161	2,161	4,322	4,322
Interest expense, net of interest income	14,239	19,186	29,662	36,663
Depreciation and amortization	23,356	22,953	46,897	44,039
Loan loss reserves	24,907	2,000	24,907	2,000
Marketing, general and administrative	95	(288)	230	189
Total expenses	97,397	77,147	172,514	149,709
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, noncontrolling interest and discontinued operations	(10,414)	8,223	442	19,147
Equity in net income from unconsolidated joint venture	287	344	568	292
Gain on early extinguishment of debt	1,774	—	3,682	—
Income (loss) from continuing operations	(8,353)	8,567	4,692	19,439
Income (loss) from discontinued operations	(16)	310	(42)	528
Net income (loss)	(8,369)	8,877	4,650	19,967
Net income attributable to noncontrolling interests in other partnerships	(3,647)	(3,590)	(6,975)	(8,567)
Net income (loss) attributable to ROP common unitholders	$(12,016)	$5,287	$(2,325)	$11,400

Amounts attributable to ROP common unitholders:
Income (loss) from continuing operations	$(12,000)	$4,977	$(2,283)	$10,872
Discontinued operations	(16)	310	(42)	528
Net income (loss)	$(12,016)	$5,287	$(2,325)	$11,400

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$4,650	$19,967
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,897	44,795
Equity in net income from unconsolidated joint venture	(568)	(292)
Distributions of cumulative earnings from unconsolidated joint venture	568	344
Gain on early extinguishment of debt	(3,682)	—
Loan loss reserves	24,907	2,000
Deferred rents receivable	(6,164)	(7,030)
Other non-cash adjustments	(7,647)	(5,414)
Changes in operating assets and liabilities:
Restricted cash — operations	(219)	809
Tenant and other receivables	(646)	(3,904)
Deferred lease costs	(1,955)	(6,457)
Other assets	630	(3,774)
Accounts payable, accrued expenses and other liabilities	(10,125)	(13,111)
Net cash provided by operating activities	46,646	27,933
Investing Activities
Additions to land, buildings and improvements	(12,926)	(5,129)
Restricted cash-capital improvements	(7)	64
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,466	2,622
Structured finance investment redemption	38,616	—
Net cash (used in) provided by investing activities	28,149	(2,443)
Financing Activities
Repayments of mortgage notes payable	(1,656)	(1,506)
Repayments of senior unsecured notes	(268,438)	—
Contributions from common unitholders	402,737	134,057
Noncontrolling interest in other partnerships - distributions	(9,480)	(8,646)
Distributions to common unitholders	(199,804)	(149,307)
Net cash used in financing activities	(76,641)	(25,402)
Net (decrease) increase in cash and cash equivalents	(1,846)	88
Cash and cash equivalents at beginning of period	23,114	16,463
Cash and cash equivalents at end of period	$21,268	$16,551

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At June 30, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million.  In addition, as of June 30, 2009 ROP also held approximately $28.0 million of structured finance investments.

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

As of June 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	97.0%

Suburban	Consolidated properties	16	2,642,100	89.4%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	95.0%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2009 and December 31, 2008, the consolidated results of their operations for the three and six months ended June 30, 2009 and 2008 and their cash flows for the six months ended June 30, 2009 and 2008.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Effective January 1, 2009, we adopted SFAS No. 160, or SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which defines a non-controlling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

•                  We have reclassified the noncontrolling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled approximately $502.5 million as of December 31, 2008.

•                  Net income attributable to noncontrolling interests of other consolidated partnerships is no longer included in the determination of net income. We reclassified prior year amounts to reflect this requirement.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our consolidated real estate properties or equity investment in rental property was impaired at June 30, 2009 and December 31, 2008.

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $5.2 million, $9.8 million, $2.8 million and $7.6 million in rental revenue for the three and six months ended June 30, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $0.3 million, $2.1 million, $1.7 million and $3.4 million for the three and six months ended June 30, 2009 and 2008, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2009 and December 31, 2008 (amounts in thousands).

	June 30, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(50,001)	(35,343)
Net	$117,077	$131,735

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(81,838)	(57,380)
Net	$292,112	$316,570

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded approximately $24.9 million, $24.9 million, $2.0 million and $2.0 million in loan loss reserves and charge offs during the three and six months ended June 30, 2009 and 2008, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.5% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 4.4% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2009.  Approximately 14%, 16%, 27% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2009.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to comply with SFAS No. 144 for discontinued operations presentation and the adoption of FSP 14-1 and SFAS No. 160.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. The adoption of this standard on January 1, 2009 did not have any impact on our historical financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$956,540	$954,315
Total liabilities	1,564,684	1,562,459
Total capital	2,054,886	2,057,711

	Three Months Ended June 30, 2008 As Reported	Three Months Ended June 30, 2008 As Restated	Six Months Ended June 30, 2008 As Reported	Six Months Ended June 30, 2008 As Restated
Interest expense	$18,088	$19,359	$35,476	37,998
Net income attributable to ROP common unitholders	6,559	5,287	13,922	11,400

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. SFAS No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We have included the disclosures required under this standard in our June 30, 2009 consolidated financial statements.

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

FSP SFAS No. 157-4 also requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 amends various components of the guidance under SFAS 140 governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, SFAS 166 removes the exemption for qualifying special purpose entities from the guidance of FIN 46(R), as amended by SFAS 167 below. SFAS 166 is effective January 1, 2010, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation under SFAS 167, as defined below. While we are evaluating the effect of adoption of SFAS 166, we currently believe that the adoption of SFAS 166 will not have a material impact on our consolidated financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167, which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of SFAS 167, we currently believe that the adoption of SFAS 167 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority.  Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced.  SFAS 168 is effective for financial statements issued for interim and annual periods ending September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

3.  Property Dispositions and Assets Held for Sale

At June 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 100/120 White Plains Road which was sold in October 2008.

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2008 (in thousands).  No assets were considered as held for sale during the six months ended June 30, 2009.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$—	$1,538	$—	$3,132
Escalation and reimbursement revenues	3	109	(3)	254
Investment and other income	—	—	—	16
Total revenues	3	1,647	(3)	3,402
Operating expenses	19	346	39	832
Real estate taxes	—	324	—	648
Depreciation and amortization	—	369	—	756
Total expenses	19	1,039	39	2,236
Noncontrolling interest in other partnerships	—	(298)	—	(638)
Income (loss) from discontinued operations	$(16)	$310	$(42)	$528

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

4.  Structured Finance Investments

As of June 30, 2009 and December 31, 2008, we held the following structured finance investments (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)(2)(7)	$—	$—	$—	$62,164	December 2020
Mezzanine Loan (1)(2)(3)(5)(6)	25,000	315,218	27,151	27,742	January 2013
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Junior Participation (1)(4)(5)(6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves (5)	—	—	(10,550)	(10,550)
	$40,689	$315,218	$28,039	$90,794

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	As of December 31, 2007, this loan was in default. We reached an agreement with the borrower and expect to recover the full carrying value of our investment.
(4)	This loan is in default. We have begun foreclosure proceedings. Our partner holds a $12.2 million pari-pasu interest in this loan.
(5)

This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)	This loan is on non-accrual status.
(7)	This loan was sold in June 2009, resulting in a realized loss of approximately $24.9 million. This realized loss is included in loan loss reserves.

At June 30, 2009 and December 31, 2008 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE.  We have also evaluated, under EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” and concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business. We account for the Court Square JV under the equity method of accounting.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at June 30, 2009 and December 31, 2008, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	June 30, 2009	December 31, 2008
919 Third Avenue New York, NY (2) (3)	6.87%	8/2011	$226,390	$228,046

(1)	Effective interest rate for the six months ended June 30, 2009.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.

At June 30, 2009, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest expense	$14,253	$19,359	$29,774	$37,998
Interest income	(14)	(173)	(112)	(1,335)
Interest expense, net	$14,239	$19,186	$29,662	$36,663
Interest capitalized	$26	$74	$—	$172

At June 30, 2009, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,710	6.00%	10	March 31, 2016
June 27, 2005 (3)	135,336	4.00%	20	June 15, 2025
	$683,653

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the six months ended June 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2009, we repurchased approximately $47.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.2 million.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of June 30, 2009, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2009	$2,286	$—	$—	$2,286	—
2010	4,225	—	135,336	139,561	—
2011	3,223	216,656	123,607	343,486	—
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	424,710	424,710	94,500
	$9,734	$216,656	$683,653	$910,043	$94,500

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of June 30, 2009 (in thousands):

June 30,	Non-cancellable operating leases

2009 (remaining six months)	$5,069
2010	9,698
2011	7,724
2012	7,593
2013	7,593
Thereafter	254,831
Total minimum lease payments	$292,508

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

Selected results of operations for the three and six months ended June 30, 2009 and 2008 and selected asset information as of June 30, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended June 30, 2009	$86,495	$488	$86,983
Three months ended June 30, 2008	83,978	1,392	85,370
Six months ended June 30, 2009	171,529	1,427	172,956
Six months ended June 30, 2008	166,084	2,772	168,856

Income (loss) from continuing operations:
Three months ended June 30, 2009	$16,263	$(24,616)	$(8,353)
Three months ended June 30, 2008	10,162	(1,595)	8,567
Six months ended June 30, 2009	29,163	(24,471)	4,692
Six months ended June 30, 2008	22,935	(3,496)	19,439

Total assets
As of:
June 30, 2009	$3,984,239	$28,039	$4,012,278
December 31, 2008	4,030,724	91,323	4,122,047

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$(8,353)	$8,567	$4,692	$19,439
Net income (loss) gains from discontinued operations	(16)	310	(42)	528
Net income (loss)	(8,369)	8,877	4,650	19,967
Net income (loss) attributable to noncontrolling interests in other partnerships	(3,647)	(3,590)	(6,975)	(8,567)
Net income (loss) attributable to ROP common unitholders	$(12,016)	$5,287	$(2,325)	$11,400

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.7 million, $1.3 million, $0.4 million and $0.9 million for three and six months ended June 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $1.9 million, $0.9 million and $2.0 million for the three and six months ended June 30, 2009 and 2008, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.5 million, $0.6 million and $1.2 million for the three and six months ended June 30, 2009 and 2008, respectively.

13.  Fair Value of Financial Instruments

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

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage note payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models of approximately $0.8 billion, compared to the book value of the related fixed rate debt of approximately $0.9 billion.  Our structured finance investments had an estimated fair value ranging between $16.8 million and $25.2 million, which was less than the book value at June 30, 2009.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2009.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Subsequent Events

We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q on August 13, 2009.

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

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.  At June 30, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million.  In addition, as of June 30, 2009, ROP also held approximately $28.0 million of structured finance investments.

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

As of June 30, 2009, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	97.0%

Suburban	Consolidated properties	16	2,642,100	89.4%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	95.0%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Critical Accounting Policies

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies in 2009.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

The following section compares the results of operations for the three months ended June 30, 2009 to the three months ended June 30, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$71.7	$67.4	$4.3	6.4%
Escalation and reimbursement revenue	13.7	12.2	1.5	12.3
Total	$85.4	$79.6	$5.8	7.3%

At June 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 10.1% and 1.9% higher, respectively, than then existing in-place fully escalated rents.  Approximately 2.6% of the space leased at our consolidated properties expires during the remainder of 2009.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.3	$0.3	$—	—%
Investment and other income	1.6	5.7	(4.1)	(71.9)
Total	$1.9	$6.0	$(4.1)	(68.3)%

Equity in net income of unconsolidated joint venture from One Court Square was flat in 2009 when compared to 2008.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 9.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the sale of certain loans.  In addition, certain loans were placed on non-accrual status after June 30, 2008.  There was also a reduction in lease buy-out income (approximately $3.7 million) when comparing the second quarter of 2009 to the second quarter of 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$18.4	$18.4	$—	—%
Real estate taxes	14.2	12.7	1.5	11.8
Ground rent	2.2	2.2	—	—
Total	$34.8	$33.3	$1.5	4.5%

Operating expenses were flat when compared to the same period in the prior year.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$14.2	$19.2	$(5.0)	(26.0)%
Depreciation and amortization expense	23.4	23.0	0.4	1.7
Loan loss reserves	24.9	2.0	22.9	1,145.0
Marketing, general and administrative expense	0.1	(0.3)	0.4	133.3
Total	$62.6	$43.9	$18.7	42.6%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%.  We also repurchased early approximately $73.5 million of certain of our senior unsecured notes since October 2008, thereby reducing our interest expense during 2009.

The increase in loan loss reserves was primarily due to the realized loss on the sale of a structured finance investment (approximately $24.9 million) in June 2009.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

The following section compares the results of operations for the six months ended June 30, 2009 to the six months ended June 30, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$141.9	$136.1	$5.8	4.3%
Escalation and reimbursement revenue	28.0	25.4	2.6	10.2
Total	$169.9	$161.5	$8.4	5.2%

At June 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 10.1% and 1.9% higher, respectively, than then existing in-place fully escalated rents.  Approximately 2.6% of the space leased at our consolidated properties expires during the remainder of 2009.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.6	$0.3	$0.3	100.0%
Investment and other income	3.0	7.3	(4.3)	(58.9)
Total	$3.6	$7.6	$(4.0)	(52.6)%

The increase in equity in net income of unconsolidated joint venture was primarily due to higher net income contribution from One Court Square.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 9.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the sale of certain loans.  In addition, certain loans were placed on non-accrual status after June 30, 2008.  There was also a reduction in lease buyout income (approximately $3.4 million) when comparing the six months ended June 30, 2009 to the six months ended June 30, 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$37.9	$37.2	$0.7	1.9%
Real estate taxes	28.6	25.3	3.3	13.0
Ground rent	4.3	4.3	—	—
Total	$70.8	$66.8	$4.0	6.0%

Operating expenses increased slightly compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll, repairs and maintenance and insurance.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$29.7	$36.7	$(7.0)	(19.1)%
Depreciation and amortization expense	46.9	44.0	2.9	6.6
Loan loss reserves	24.9	2.0	22.9	1,145.0
Marketing, general and administrative expense	0.2	0.2	—	—
Total	$101.7	$82.9	$18.8	22.7%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%.  We also repurchased early approximately $73.5 million of certain of our senior unsecured notes since October 2008, thereby reducing our interest expense during 2009.

The increase in loan loss reserves was primarily due to the realized loss on sale of a structured finance investment (approximately $24.9 million) in June 2009.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $21.3 million and $16.6 million at June 30, 2009 and 2008, respectively, representing an increase of $4.7 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$46,646	$27,933	$18,713
Net cash provided by (used in) investing activities	$28,149	$(2,443)	$30,592
Net cash used in financing activities	$(76,641)	$(25,402)	$(51,239)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2009, our portfolio was 95.0% occupied. In addition, rental rates on our new leases continue to increase in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2009, compared to the same period in the prior year, we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(7,797)
Distributions from joint ventures	(156)
Other investing activities	(71)
Structured finance investments	38,616

We generally fund our investment activity through property-level financing and asset sales.  During the six months ended June 30, 2009, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(268,588)
Contributions from common unitholders	268,680
Distributions and other financing activities	(51,331)

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of June 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property mortgages	$2,286	$4,225	$219,879	$—	$—	$—	$226,390
Senior unsecured notes	—	135,336	123,607	—	—	424,710	683,653
Ground leases	5,069	9,698	7,724	7,593	7,593	254,831	292,508
Estimated interest expense	39,600	49,771	36,083	25,347	25,347	45,744	221,892
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$46,955	$199,030	$387,293	$32,940	$32,940	$819,785	$1,518,943

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,710	6.00%	10	March 31, 2016
June 27, 2005 (3)	135,336	4.00%	20	June 15, 2025
	$683,653

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the six months ended June 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2009, we repurchased approximately $47.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.2 million.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $0.9 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2009, we will incur approximately $17.2 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.7 million, $1.3 million, $0.4 million and $0.9 million for three and six months ended June 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $1.9 million, $0.9 million and $2.0 million for the three and six months ended June 30, 2009 and 2008, respectively.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.5 million, $0.6 million and $1.2 million for the three and six months ended June 30, 2009 and 2008, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of June 30, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

Date: August 13, 2009