Form 10-Q
period 2009-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2009-11-12
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
YES ☐  NO ☒

As of October 31, 2009, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                            FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,457	$643,156
Building and improvements	3,283,154	3,264,826
	3,926,611	3,907,982
Less: accumulated depreciation	(235,508)	(162,324)
	3,691,103	3,745,658
Cash and cash equivalents	20,852	23,114
Restricted cash	7,787	7,265
Tenant and other receivables, net of allowance of $2,621 and $659 in 2009 and 2008, respectively	12,205	12,796
Deferred rents receivable, net of allowance of $5,056 and $4,548 in 2009 and 2008, respectively	39,475	31,148
Structured finance investments, net of allowance of $10,550 at both 2009 and 2008	26,821	90,794
Investment in unconsolidated joint venture	52,574	56,291
Deferred costs, net of accumulated amortization of $2,557 and $1,157 in 2009 and 2008, respectively	17,007	15,267
Other assets	130,923	139,714
Total assets	$3,998,747	$4,122,047

Liabilities
Mortgage notes payable	$225,434	$228,046
Senior unsecured notes	662,562	954,315
Accrued interest payable and other liabilities	11,868	17,321
Accounts payable and accrued expenses	28,978	30,883
Deferred revenue	287,672	326,227
Security deposits	8,154	5,667
Total liabilities	1,224,668	1,562,459

Commitments and Contingencies	—	—

Capital
General partner capital - ROP	2,275,302	2,057,111
Limited partner capital	—	—
Noncontrolling interests in other partnerships	498,777	502,477
Total capital	2,774,079	2,559,588
Total liabilities and capital	$3,998,747	$4,122,047

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental revenue, net	$71,637	$70,963	$213,524	$207,068
Escalation and reimbursement	13,072	14,337	41,097	39,772
Investment income	330	1,433	1,757	4,205
Other income	517	939	2,131	5,483
Total revenues	85,556	87,672	258,509	256,528
Expenses
Operating expenses ($2,040, $6,683, $2,154 and $6,279 paid to/ allocated from affiliates in 2009 and 2008, respectively	19,068	22,325	56,974	59,560
Real estate taxes	13,581	12,497	42,171	37,759
Ground rent	2,161	2,161	6,483	6,483
Interest expense, net of interest income	13,387	18,486	43,048	55,149
Depreciation and amortization	28,064	22,517	74,960	66,555
Loan loss reserves	—	—	24,907	2,000
Marketing, general and administrative	142	2,097	373	2,286
Total expenses	76,403	80,083	248,916	229,792
Income from continuing operations before equity in net income from unconsolidated joint venture, noncontrolling interest and discontinued operations	9,153	7,589	9,593	26,736
Equity in net income from unconsolidated joint venture	269	284	837	575
Gain (loss) on early extinguishment of debt	(163)	—	3,519	—
Income from continuing operations	9,259	7,873	13,949	27,311
Income (loss) from discontinued operations	—	143	(42)	670
Net income	9,259	8,016	13,907	27,981
Net income attributable to noncontrolling interests in other partnerships	(2,904)	(3,753)	(9,879)	(12,321)
Net income attributable to ROP common unitholders	$6,355	$4,263	$4,028	$15,660

Amounts attributable to ROP common unitholders:
Income from continuing operations	$6,355	$4,120	$4,070	$14,990
Discontinued operations	—	143	(42)	670
Net income	$6,355	$4,263	$4,028	$15,660

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$13,907	$27,981
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,960	67,607
Equity in net income from unconsolidated joint venture	(837)	(575)
Distributions of cumulative earnings from unconsolidated joint venture	837	628
Gain on early extinguishment of debt	(3,519)	—
Loan loss reserves	24,907	2,000
Deferred rents receivable	(8,327)	(11,160)
Other non-cash adjustments	(11,626)	(8,538)
Changes in operating assets and liabilities:
Restricted cash — operations	(512)	752
Tenant and other receivables	(1,371)	(8,613)
Deferred lease costs	(3,144)	(8,716)
Other assets	(11,531)	(13,240)
Accounts payable, accrued expenses and other liabilities	(5,301)	(13,431)
Net cash provided by operating activities	68,443	34,695
Investing Activities
Additions to land, buildings and improvements	(22,266)	(10,266)
Restricted cash-capital improvements	(10)	64
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,717	3,822
Structured finance investment redemption	40,122	—
Net cash (used in) provided by investing activities	21,563	(6,380)
Financing Activities
Repayments of mortgage notes payable	(2,612)	(2,395)
Repayments of senior unsecured notes	(290,328)	—
Contributions from common unitholders	491,878	209,919
Noncontrolling interest in other partnerships - distributions	(13,579)	(13,114)
Distributions to common unitholders	(277,627)	(226,706)
Net cash used in financing activities	(92,268)	(32,296)
Net (decrease) increase in cash and cash equivalents	(2,262)	(3,981)
Cash and cash equivalents at beginning of period	23,114	16,463
Cash and cash equivalents at end of period	$20,852	$12,482

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area.  At September 30, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million.  In addition, as of September 30, 2009 ROP also held approximately $26.8 million of structured finance investments.

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

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of “push-down accounting.”  The application of “push-down accounting” resulting in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger.  The net impact of such adjustments was approximately $3.0 billion, related primarily to increases to the carrying value of real estate assets and lease related intangibles.

As of September 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	97.2%

Suburban	Consolidated properties	16	2,642,100	89.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	95.1%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2009 and December 31, 2008, the consolidated results of their operations for the three and nine months ended September 30, 2009 and 2008 and their cash flows for the nine months ended September 30, 2009 and 2008.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority.  Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced.  This guidance is effective for financial statements issued for interim and annual periods ended September 15, 2009. We have implemented the Codification in this quarterly report.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs, in which we are the primary beneficiary.  Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method.  The interest that we do not own is included in “Noncontrolling Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

Effective January 1, 2009, we revised the presentation of noncontrolling interests in our consolidated financial statements.  A non-controlling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet.  In addition, the presentation of net income was modified by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

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

September 30, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our consolidated real estate properties or equity investment in rental property was impaired at September 30, 2009 and December 31, 2008.

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

As a result of our evaluations of acquisitions made, we recognized an increase of approximately $4.9 million, $14.7 million, $4.9 million and $12.5 million in rental revenue for the three and nine months ended September 30, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market rents and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $0.3 million, $2.4 million, $1.7 million and $5.1 million for the three and nine months ended September 30, 2009 and 2008, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2009 and December 31, 2008 (amounts in thousands).

	September 30, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(56,531)	(35,343)
Net	$110,547	$131,735

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(93,286)	(57,380)
Net	$280,664	$316,570

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded approximately none, $24.9 million, none and $2.0 million in loan loss reserves and charge offs during the three and nine months ended September 30, 2009 and 2008, respectively, on investments being held to maturity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.5% and 7.0% of our annualized rent, no other tenant in the portfolio contributed more than 4.4% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2009.  Approximately 14%, 16%, 27% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2009.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations as well as to apply the revised interpretation of accounting for convertible debt instruments (see below) and the presentation of noncontrolling interests.

Accounting Standards Updates

In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. The adoption of this standard on January 1, 2009 did not have a material impact on our historical consolidated financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

In May 2008, the FASB clarified its guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion is required to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  This amount (before netting) will increase in subsequent reporting periods through the first optional redemption date as the debt accretes to its par value over the same period. This amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, companies are required to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption of this amendment had the following impact on our consolidated financial statements (in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$956,540	$954,315
Total liabilities	1,564,684	1,562,459
Total capital	2,054,886	2,057,711

	Three Months Ended September 30, 2008 As Reported	Three Months Ended September 30, 2008 As Restated	Nine Months Ended September 30, 2008 As Reported	Nine Months Ended September 30, 2008 As Restated
Interest expense	$17,293	$18,584	$52,768	$56,581
Net income attributable to ROP common unitholders	5,554	4,263	19,476	15,660

The FASB provided guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method.  We adopted this guidance on January 1, 2009. It did not have a material effect on our consolidated financial statements.

In April 2009, the FASB updated its disclosure requirements to require disclosure about fair value of financial instruments in interim financial statements. This revision was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We included the disclosures required under this standard in Note 16.

In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This update also provides additional guidance on circumstances that may indicate that a transaction is not orderly. Additional disclosures about fair value measurements in annual and interim reporting periods are also required. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  This guidance was effective on January 1, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance. This guidance is effective January 1, 2010, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. While we are evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

3.  Property Dispositions and Assets Held for Sale

At September 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 100/120 White Plains Road which was sold in October 2008.

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2008 (in thousands).  No assets were considered as held for sale during the nine months ended September 30, 2009.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$—	$1,530	$—	$4,662
Escalation and reimbursement revenues	—	233	(3)	486
Investment and other income	—	301	—	321
Total revenues	—	2,064	(3)	5,469
Operating expenses	—	641	39	1,476
Real estate taxes	—	337	—	985
Depreciation and amortization	—	296	—	1,052
Total expenses	—	1,274	39	3,513
Noncontrolling interest in other partnerships	—	(387)	—	(1,026)
Loss on sale of discontinued operations	—	(260)	—	(260)
Income (loss) from discontinued operations	$—	$143	$(42)	$670

4.  Structured Finance Investments

As of September 30, 2009 and December 31, 2008, we held the following structured finance investments (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)(2)(7)	$—	$—	$—	$62,164	December 2020
Mezzanine Loan (1) (2)(3)(5)	25,000	314,319	25,933	27,742	January 2013
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan (1)	500	—	500	500	December 2009
Junior Participation (1) (4)(5) (6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves (5)	—	—	(10,550)	(10,550)
	$40,689	$314,319	$26,821	$90,794

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extended the maturity date to January 2013.
(4)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(5)

This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)	This loan is on non-accrual status.
(7)	This loan was sold in June 2009, resulting in a realized loss of approximately $24.9 million. This realized loss is included in loan loss reserves in our consolidated statement of income.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

At September 30, 2009 and December 31, 2008 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have concluded that the Court Square JV is not a VIE.  We have also concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business. We account for the Court Square JV under the equity method of accounting.

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at September 30, 2009 and December 31, 2008, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	September 30, 2009	December 31, 2008
919 Third Avenue New York, NY (2) (3)	6.87%	8/2011	$225,434	$228,046

(1)	Effective interest rate for the nine months ended September 30, 2009.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.

At September 30, 2009, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expense	$13,398	$18,584	$43,171	$56,581
Interest income	(11)	(98)	(123)	(1,432)
Interest expense, net	$13,387	$18,486	$43,048	$55,149
Interest capitalized	$—	$73	$54	$245

At September 30, 2009, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,719	6.00%	10	March 31, 2016
June 27, 2005 (3)	114,236	4.00%	20	June 15, 2025
	$662,562

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the nine months ended September 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of September 30, 2009, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2009	$1,330	$—	$—	$1,330	—
2010	4,225	—	114,236	118,461	—
2011	3,223	216,656	123,607	343,486	—
2012	—	—	—	—	—
2013	—	—	—	—	—
Thereafter	—	—	424,719	424,719	94,500
	$8,778	$216,656	$662,562	$887,996	$94,500

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

September 30, 2009

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of September 30, 2009 (in thousands):

September 30,	Non-cancellable operating leases

2009 (remaining three months)	$2,535
2010	9,698
2011	7,724
2012	7,593
2013	7,593
Thereafter	254,831
Total minimum lease payments	$289,974

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Selected results of operations for the three and nine months ended September 30, 2009 and 2008 and selected asset information as of September 30, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended September 30, 2009	$85,226	$330	$85,556
Three months ended September 30, 2008	86,239	1,433	87,672
Nine months ended September 30, 2009	256,752	1,757	258,509
Nine months ended September 30, 2008	252,323	4,205	256,528

Income (loss) from continuing operations:
Three months ended September 30, 2009	$9,128	$131	$9,259
Three months ended September 30, 2008	7,349	524	7,873
Nine months ended September 30, 2009	37,921	(23,972)	13,949
Nine months ended September 30, 2008	29,167	(1,856)	27,311

Total assets
As of:
September 30, 2009	$3,971,926	$26,821	$3,998,747
December 31, 2008	4,030,724	91,323	4,122,047

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2009	2008	2009	2008

Income from continuing operations	$9,259	$7,873	$13,949	$27,311
Net income/ gains from discontinued operations	—	143	(42)	670
Net income	9,259	8,016	13,907	27,981
Net income attributable to noncontrolling interests in other partnerships	(2,904)	(3,753)	(9,879)	(12,321)
Net income attributable to ROP common unitholders	$6,355	$4,263	$4,028	$15,660

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.4 million, $1.7 million, $0.5 million and $1.4 million for three and nine months ended September 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $2.8 million, $0.9 million and $3.0 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $2.2 million, $0.7 million and $1.8 million for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage note payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models of approximately $0.8 billion, compared to the book value of the related fixed rate debt of approximately $0.9 billion.  Our structured finance investments had an estimated fair value ranging between $16.1 million and $24.1 million, compared to the book value of the related investments of approximately $26.8 million at September 30, 2009.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2009.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

14.  Subsequent Events

We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q on November 12, 2009.

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

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.  At September 30, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million.  In addition, as of September 30, 2009, ROP also held approximately $26.8 million of structured finance investments.

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

As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of “push-down accounting.”  The application of “push-down accounting” resulted in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP’s assets and liabilities were recorded by SL Green subsequent to the Merger.  The net impact of such adjustments was approximately $3.0 billion.

As of September 30, 2009, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	97.2%

Suburban	Consolidated properties	16	2,642,100	89.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	95.1%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

The following section compares the results of operations for the three months ended September 30, 2009 to the three months ended September 30, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$71.6	$71.0	$0.6	0.9%
Escalation and reimbursement revenue	13.1	14.3	(1.2)	(8.4)
Total	$84.7	$85.3	$(0.6)	(0.7)%

At September 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 3.4% higher and 0.9% lower, respectively, than then existing in-place fully escalated rents.  Approximately 2.2% of the space leased at our consolidated properties expires during the remainder of 2009.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.3	$0.3	$—	—%
Investment and other income	0.5	0.9	(0.4)	(44.4)
Total	$0.8	$1.2	$(0.4)	(33.3)%

Equity in net income of unconsolidated joint venture from One Court Square was flat in 2009 when compared to 2008.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 9.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the sale of certain loans.  In addition, certain loans were placed on non-accrual status after September 30, 2008.  This was partially offset by an increase in lease buy-out income (approximately $0.3 million) when comparing the third quarter of 2009 to the third quarter of 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$19.1	$22.3	$(3.2)	(14.4)%
Real estate taxes	13.6	12.5	1.1	8.8
Ground rent	2.2	2.2	—	—
Total	$34.9	$37.0	$(2.1)	(5.7)%

Operating expenses decreased when compared to the same period in the prior year.  This was primarily driven by a decrease in utilities ($2.7 million), payroll ($0.2 million) and repairs and maintenance ($0.2 million).The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$13.4	$18.5	$(5.1)	(27.6)%
Depreciation and amortization expense	28.1	22.5	5.6	24.9
Loan loss reserves	—	—	—	—
Marketing, general and administrative expense	0.1	2.1	(2.0)	(95.2)
Total	$41.6	$43.1	$(1.5)	(3.5)%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%.  We also repurchased early approximately $197.9 million of certain of our senior unsecured notes since October 2008, thereby reducing our interest expense during 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

The following section compares the results of operations for the nine months ended September 30, 2009 to the nine months ended September 30, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$213.5	$207.1	$6.4	3.1%
Escalation and reimbursement revenue	41.1	39.8	1.3	3.3
Total	$254.6	$246.9	$7.7	3.1%

At September 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 3.4% higher and 0.9% lower, respectively, than then existing in-place fully escalated rents.  Approximately 2.2% of the space leased at our consolidated properties expires during the remainder of 2009.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.8	$0.6	$0.2	33.3%
Investment and other income	2.1	5.5	(3.4)	(61.8)
Total	$2.9	$6.1	$(3.2)	(52.5)%

The increase in equity in net income of unconsolidated joint venture was primarily due to higher net income contribution from One Court Square.  Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 9.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the sale of certain loans.  In addition, certain loans were placed on non-accrual status after September 30, 2008.  There was also a reduction in lease buyout income (approximately $3.1 million) when comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$57.0	$59.6	$(2.6)	(4.4)%
Real estate taxes	42.2	37.8	4.4	11.6
Ground rent	6.5	6.5	—	—
Total	$105.7	$103.9	$1.8	1.7%

Operating expenses decreased compared to the same period in the prior year.  The decrease was primarily attributable to decreases in utilities ($3.4 million).  This was offset by increases in payroll, ($0.4 million) and insurance ($0.4 million).   The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$43.0	$55.1	$(12.1)	(22.0)%
Depreciation and amortization expense	75.0	66.6	8.4	12.6
Loan loss reserves	24.9	2.0	22.9	1,145.0
Marketing, general and administrative expense	0.4	2.2	(1.8)	(81.8)
Total	$143.3	$125.9	$17.4	13.8%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%.  We also repurchased early approximately $197.9 million of certain of our senior unsecured notes since October 2008, thereby reducing our interest expense during 2009.

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $20.9 million and $12.5 million at September 30, 2009 and 2008, respectively, representing an increase of $8.4 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$68,443	$34,695	$33,748
Net cash provided by (used in) investing activities	$21,563	$(6,380)	$27,943
Net cash used in financing activities	$(92,268)	$(32,296)	$(59,972)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2009, our portfolio was 95.1% occupied. In addition, rental rates on our new leases continue to increase in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2009, compared to the same period in the prior year, we generated cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(12,074)
Distributions from joint ventures	(105)
Structured finance investments	40,122

We generally fund our investment activity through property-level financing and asset sales.  During the nine months ended September 30, 2009, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(290,545)
Contributions from common unitholders	281,959
Distributions and other financing activities	(51,386)

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our ground leases, as of September 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property mortgages	$1,330	$4,225	$219,879	$—	$—	$—	$225,434
Senior unsecured notes	—	114,236	123,607	—	—	424,719	662,562
Ground leases	2,535	9,698	7,724	7,593	7,593	254,831	289,974
Estimated interest expense	38,920	49,334	36,084	25,348	25,348	45,745	220,779
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$42,785	$177,493	$387,294	$32,941	$32,941	$819,795	$1,493,249

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004 (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,719	6.00%	10	March 31, 2016
June 27, 2005 (3)	114,236	4.00%	20	June 15, 2025
	$662,562

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	During the nine months ended September 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2009, we will incur approximately $6.3 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $0.4 million, $1.7 million, $0.5 million and $1.4 million for three and nine months ended September 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $0.9 million, $2.8 million, $0.9 million and $3.0 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy was extended to December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2009.  Additional coverage may be purchased on a stand alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2010.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

•                  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective September 1, 2009 Belmont increased its terrorism coverage from $250 million to $400 million in an upper layer.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA), as detailed below.

•                  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

•                  General Liability: Belmont insures a deductible on the general liability insurance with a $150,000 deductible per occurrence and a $2.2 million annual aggregate stop loss limit. SL Green has secured an excess insurer to protect against catastrophic liability losses above the $150,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.2 million.  Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million.

•                  Environmental Liability: Belmont insures a deductible of $1 million per occurrence on a $30 million environmental liability policy covering the entire portfolio.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $2.2 million, $0.7 million and $1.8 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Accounting Standards Updates

The Recently Issued Accounting Pronouncements are discussed in Note 2, “Significant Accounting Policies-Accounting Standards Updates” in the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

As of September 30, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

Date: November 12, 2009