Form 10-K
period 2009-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2010-02-16
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-13762

RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3233647 (I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices—Zip Code)

(212) 594-2700
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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of Registrant, for its 2010 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.
FORM 10-K

10-K PART AND ITEM NO.

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

        ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area. At December 31, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million. In addition, at December 31, 2009 ROP also held approximately $27.0 million of structured finance investments.

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

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	96.0%
Suburban	Consolidated properties	16	2,642,100	87.2%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	93.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2009, our Manhattan properties were comprised of fee ownership (three properties) and leasehold ownership (one property). We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2009, our Suburban properties were comprised of fee ownership (16 properties) and leasehold ownership (one property). We refer to our Manhattan and Suburban properties collectively as our portfolio.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2009, our corporate staff consisted of approximately 237 persons, including 182 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategies and Growth Opportunities

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2009 for a complete description of SL Green's business and growth strategies.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. Although currently no other publicly traded REIT has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, and the design and condition of our properties. In addition, we face competition from other real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

ITEM 1A.    RISK FACTORS

        We encourage you to read "Item 1A—Risk Factors" in the Annual Report on Form 10-K for SL Green Realty Corp., our 100% indirect parent company, for the year ended December 31, 2009.

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

        Most of our commercial office properties, based on square feet, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to make distributions to SL Green. The Manhattan vacancy rate ended 2009 at 12% after reaching a high of 13.4% in October 2009. We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut and Long Island City.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2014, leases will expire on approximately 46.1% and none of the rentable square feet at our consolidated properties and unconsolidated joint venture property, respectively. As of December 31, 2009, approximately 2.7 million and no square feet are scheduled to expire by December 31, 2014 at our consolidated properties and unconsolidated joint venture property, respectively, and these leases currently have annualized escalated rental income totaling approximately $113.0 million and none, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and make distributions to SL Green would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interest in our commercial office properties located at 1185 Avenue of the Americas, New York and 1055 Washington Avenue, Connecticut are through long-term leasehold interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the lease, which would significantly adversely affect our results of operations. The remaining term of these long-term leases, including our unilateral extension rights is approximately 58 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rental income of this property at December 31, 2009 totaled approximately $76.6 million, or 29%, of our share of total portfolio annualized revenue associated with our portfolio.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these and other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2009 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.7% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, Inc. (and its affiliates), Debevoise & Plimpton, LLP and Verizon who accounted for approximately 6.6%, 7.1% and 3.0% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 4.2% of that total. The financial services sector is currently experiencing significant turmoil which has resulted in significant job losses. Of our ten largest tenants based on square feet leased, which accounted for approximately 36.6% of our share of portfolio annualized rent, 46% (inclusive of lease guarantors) carry an investment grade credit rating. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

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

        As of December 31, 2009, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, accounted for approximately 69% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1185 Avenue of the Americas alone accounted for approximately 27% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to SL Green would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2010. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2010. Additional coverage may be purchased on a stand alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2010.

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

        TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green's 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

        The total principal amount of our outstanding consolidated indebtedness was approximately $0.9 billion as of December 31, 2009, consisting of approximately $0.7 billion under our senior unsecured notes and convertible bonds, and approximately $0.2 billion of non-recourse mortgage loan on one of our properties. As of December 31, 2009, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, senior unsecured notes and indebtedness outstanding at our joint venture properties.

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

        We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2010, none of the debt on either of our consolidated properties or our unconsolidated joint venture property, respectively, will mature. However, we have the right to call our 4% exchangeable bonds in June 2010. At the present time, we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity or debt capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green.

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

        We may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2009, we had no variable rate borrowings.

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

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. If we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to SL Green and could increase the risk of default on our indebtedness. In addition, any change that increases SL Green's debt to market capitalization percentage could be viewed negatively by investors. As a result, SL Green's share price could decrease. SL Green's market capitalization is variable and does not necessarily reflect the fair market value of its assets at all times. SL Green also considers factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned three mezzanine and other loans with an aggregate book value of approximately $27.0 million at December 31, 2009. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

        We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material. We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans has been driven by the recent credit crisis, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We have increased our provision for loan losses in 2008 and 2009 based upon the performance of our assets and conditions in the financial markets and overall economy, which deteriorated precipitously in the fourth quarter of 2008. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to make distributions.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2009, our unconsolidated joint venture owned one property and we had an aggregate cost basis in the joint venture totaling approximately $51.3 million. As of December 31, 2009, our share of unconsolidated joint venture debt totaled approximately $94.5 million.

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

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities with which senior management, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. SL Green and its tenants accounted for approximately 23.7% of Alliance's 2009 total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

        As of December 31, 2009, services were being provided by these entities to 11 of the properties owned by ROP.

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

        We are dependent on the efforts of Stephen L. Green, the chairman of the board of directors of SL Green and an executive officer, Marc Holliday, the chief executive officer of SL Green and president of WAGP, Andrew Mathias, the president and chief investment officer of SL Green and Gregory F. Hughes, the chief operating officer and chief financial officer of SL Green and the treasurer of WAGP. These officers have employment agreements which expire in December 2010, January 2013, December 2010 and June 2010, respectively. A loss of the services of any of these individuals could adversely affect our operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2009, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

The Portfolio

General

        As of December 31, 2009, we owned or held interests in four consolidated commercial office properties encompassing approximately 3.8 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2009, our portfolio also included ownership interests in 16 consolidated and one unconsolidated commercial office properties located in Queens, Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.6 million rentable square feet and approximately 1.4 million rentable square feet, respectively.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2009:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
810 Seventh Avenue	1970	Times Square	692,000	9	88.8	$38,393,772	15	36	61.17	53.84
919 Third Avenue(5)	1970	Grand Central North	1,454,000	19	99.9	82,829,652	16	15	57.07	50.81
1185 Avenue of the Americas(6)	1969	Rockefeller Center	1,062,000	14	98.9	71,165,940	27	20	66.41	61.24
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	7	89.2	29,870,676	11	42	58.81	54.22

Total / Weighted Average Consolidated Properties(7)			3,770,000	49	96.0	222,260,040	69	113
Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street—1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,453,940	1	1	27.27	25.68
1100 King Street—2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.4	2,106,984	1	4	29.47	24.12
1100 King Street—3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	73.0	1,955,208	1	4	27.21	26.61
1100 King Street—4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	96.9	2,704,128	1	10	32.79	26.02
1100 King Street—5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.9	1,975,668	1	8	27.51	22.17
1100 King Street—6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,841,168	1	4	29.79	27.70
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	93.2	4,377,708	2	10	26.80	23.01
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	67.0	2,378,244	1	13	23.72	19.02
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	86.4	5,811,336	2	7	29.72	27.31
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	93.5	6,817,812	2	9	30.34	28.57
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	3	56.4	4,874,304	2	4	26.03	23.31
140 Grand Street	1991	White Plains, Westchester	130,100	2	96.6	3,852,641	1	12	34.76	27.82
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	5	100.0	13,367,208	5	14	35.70	31.80

Westchester, NY Subtotal			2,135,100	26	86.5	55,516,349	21	100
680 Washington Boulevard(5)	1989	Stamford, Connecticut	133,000	2	84.5	2,798,460	1	5	38.62	33.26
750 Washington Boulevard(5)	1989	Stamford, Connecticut	192,000	3	97.4	6,718,020	1	8	37.07	34.63
1055 Washington Boulevard(6)	1987	Stamford, Connecticut	182,000	2	87.2	5,469,228	2	20	33.79	32.92

Connecticut Subtotal			507,000	7	90.4	14,985,708	4	33

Total / Weighted Average Consolidated Property(8)			2,642,100	33	87.2	70,502,057	25	133
UNCONSOLIDATED PROPERTY
One Court Square—30%	1987	Long Island City, New York	1,402,000	18	100.0	51,363,840	6	1	36.65	36.65

Total / Weighted Average Unconsolidated Property(9)			1,402,000	18	100.0	51,363,840	6	1

Grand Total / Weighted Average			7,814,100	100	93.7	344,125,937		247
Grand Total—SLG share of Annualized Rent						$262,921,644	100

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010 are approximately $1.0 million for our consolidated properties and $0.5 million for our unconsolidated property.

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

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have a term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2014, the average annual rollover at our Manhattan consolidated properties is approximately 0.2 million square feet representing an average annual expiration rate of 6.2% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2009 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	20	185,443	5.07%	$9,402,276	$50.70
2011	7	116,567	3.19	6,765,924	58.04
2012	6	189,880	5.19	10,800,288	56.88
2013	11	279,625	7.64	16,689,264	59.68
2014	17	356,580	9.75	19,432,632	54.50
2015	5	29,194	0.80	1,496,748	51.27
2016	14	384,803	10.52	23,421,036	60.87
2017	4	74,337	2.03	6,684,312	89.92
2018	10	291,758	7.97	21,247,764	72.83
2019 & thereafter	21	1,750,271	47.84	106,319,796	60.74

Total/weighted average	115	3,658,458	100.00%	$222,260,040	$60.75

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010, are approximately $1.0 million for the Manhattan properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes no square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have a term of five to ten years. For the five years ending December 31, 2014, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.3 million square feet and none, respectively, representing an average annual expiration rate of 14.2% and none respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        Our Suburban unconsolidated property is leased to a single tenant on a net-lease basis. The lease expires in 2020.

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2009 for each of the next ten years and thereafter

(assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	24	343,036	15.22%	$10,556,688	$30.77
2011	26	538,644	23.89	15,701,124	29.15
2012	16	136,802	6.07	4,576,608	33.45
2013	18	376,628	16.70	12,743,340	33.84
2014	18	203,530	9.03	6,353,844	31.22
2015	11	208,856	9.26	6,752,561	32.33
2016	11	229,260	10.17	6,995,100	30.51
2017	2	20,341	0.90	542,472	26.67
2018	5	90,943	4.03	2,565,312	28.21
2019 & thereafter	6	106,834	4.74	3,715,008	34.77

Total/weighted average	137	2,254,874	100.00%	$70,502,057	$31.27

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010 are approximately $0.5 million for the suburban properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 2,643 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

Tenant Diversification

        At December 31, 2009, our portfolio was leased to approximately 247 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2009:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	Court Square and 750 Washington Blvd	124	1,510,197	19.3%	6.6%
Debevoise & Plimpton, LLP	919 Third Avenue	144	586,528	7.5	7.1
Verizon	1100 King Street Bldg's 1&2 & 500 Summit Lake Drive	24	295,737	3.8	3.0
Schulte, Roth & Zabel LLP	919 Third Avenue	138	263,186	3.4	2.8
Amerada Hess Corp.	1185 Avenue of the Americas	216	182,529	2.3	4.2
Fuji Color Processing Inc.	200 Summit Lake Drive	39	165,880	2.1	1.9
King & Spalding	1185 Avenue of the Americas	190	159,858	2.0	3.6
National Hockey League	1185 Avenue of the Americas	155	148,216	1.9	4.2
Banque National De Paris	919 Third Avenue	79	145,834	1.9	1.6
Draft Worldwide	919 Third Avenue	47	141,260	1.8	1.6

Total/ Weighted Average(3)			3,599,225	46.1%	36.6%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2009 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2009, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established trading market for our common equity. As of February 16, 2010, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

        No distributions have been declared by ROP subsequent to the Merger on January 25, 2007.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not sell any Class A common units during the year ended December 31, 2009 that were not registered under the Securities Act of 1933, as amended.

        In 2009 and 2008, none and 9,383 respectively, Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

        The financial position as of December 31, 2006 and 2005 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and years ended December 31, 2006 and 2005 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2009, 2008, and 2007 (Successor) and the results of operations for the years ended December 31, 2009 and 2008, and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

			Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year ended December 31,
	Year Ended December 31, 2009	Year Ended December 31, 2008
Operating Data					2006	2005
(In thousands, except share and per share data)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
Total revenue	$348,306	$349,547	$306,357	$26,418	$350,128	$351,861

Operating expenses	76,115	80,099	70,679	6,770	78,275	71,019
Real estate taxes	55,317	50,331	46,391	4,659	56,525	52,198
Ground rent	8,643	8,643	8,081	699	8,489	7,907
Interest expense, net of interest income	56,299	72,649	69,068	6,956	98,512	97,916
Amortization of deferred finance costs	—	—	—	152	4,312	4,166
Depreciation and amortization	99,792	90,497	72,692	5,205	75,417	76,701
Merger related costs	—	—	—	8,814	56,896	—
Loan loss reserves	24,907	10,550	—	—	—	—
Long-term incentive compensation expense	—	—	—	1,800	10,169	23,534
Marketing, general and administration	563	789	698	3,547	42,749	24,460

Total expenses	321,636	313,558	267,609	38,602	431,344	357,901

Income (loss) from continuing operations before items	26,670	35,989	38,748	(12,184)	(81,216)	(6,040)
Equity in net income from unconsolidated joint ventures	1,109	838	1,249	8	3,681	1,371
Gain on early extinguishment of debt	3,519	16,569	—	—	—	—

Income (loss) before gains on sale	31,298	53,396	39,997	(12,176)	(77,535)	(4,669)
Gain on sale of properties	—	—	—	—	63,640	92,130

Income (loss) from continuing operations	31,298	53,396	39,997	(12,176)	(13,895)	87,461
Discontinued operations	(42)	1,418	2,457	3,018	70,411	129,767

Net (loss) income	31,256	54,814	42,454	(9,158)	56,516	217,228
Net income attributable to noncontrolling interests	(13,380)	(16,687)	(9,864)	(2,173)	(13,690)	(15,276)

Income (loss) attributable to ROP common unitholders	$17,876	$38,127	$32,590	$(11,331)	$42,826	$201,952

Net income per Class A common unit— Basic					$0.50	$2.40

Cash distributions declared per Class A common unit					$1.70	$1.70

Basic weighted average Class A common units outstanding					84,870	84,100

	As of December 31,
Balance Sheet Data (In thousands)	2009	2008	2007	2006	2005
		(Successor)	(Successor)	(Predecessor)	(Predecessor)
Commercial real estate, before accumulated depreciation	$3,938,299	$3,907,982	$3,938,060	$3,649,874	$3,476,415
Total assets	3,969,890	4,122,047	4,266,869	3,746,831	3,816,459
Mortgage notes payable, revolving credit facilities, term loans and senior unsecured notes	887,259	1,182,361	1,279,873	1,944,035	2,023,687
Total Capital	2,755,187	2,559,589	2,541,803	1,521,514	1,563,370

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Reckson Associates Realty Corp., or RARC, served as the sole general partner until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisition GP LLC, or WAGP, succeeded it, as the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership. The sole limited partner of ROP is the operating partnership.

        ROP is engaged in the ownership, management, operation, acquisition, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area. At December 31, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million. In addition, as of December 31, 2009 ROP also held approximately $27.0 million of structured finance investments.

        On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. We paid approximately $6.0 billion, inclusive of transaction costs, for Reckson. This transaction is referred to herein as the Merger

        On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of Reckson's former executive management for a total consideration of approximately $2.0 billion.

        The commercial real estate market is now in its third year of severe constraints on lending activity, resulting in continued illiquidity and reduced asset values.

        Beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply. As a result of the poor credit performance in the residential markets, other lending markets experienced higher volatility and decreased liquidity. The residential sector capital markets issues quickly spread into the asset-backed commercial real estate, corporate and other credit and equity markets. Substantially reduced mortgage loan originations and securitizations continued through 2008 and 2009, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. In the few instances in which debt is available, it is at a cost much higher than in the recent past.

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

        During the past two years, the New York City real estate market saw an increase in the direct vacancy rate, as well as an increase in the amount of sublease space on the market, which largely subsided by late 2009. When the market absorbs sublease space, rents usually stabilize and occupancy begins to improve. We expect that total vacancy in Manhattan has now reached, or is close to reaching its inflection point and will improve in 2010, although probably very slowly at first. Along with rent stabilization and slow recovery, we anticipate a gradual reduction in the need to provide a long free rent period and large tenant improvement allowances used to attract tenants.

        Property sales continue to lag, as noted above. New York City sales activity in 2009 decreased by approximately $16.9 billion when compared to 2008, as total volume only reached approximately $3.5 billion. We believe that this is primarily due to a lack of financing for purchasers. However, we have been able to access capital for refinancing purposes which we believe primarily results from the asset quality of our portfolio and our ability to create and preserve asset value.

        Leasing activity for Manhattan, a borough of New York City, totaled approximately 16.3 million square feet compared to approximately 19.1 million square feet in 2008. Of the total 2009 leasing activity in Manhattan, the Midtown submarket accounted for approximately 11.3 million square feet, or 69.1%. Midtown's overall vacancy increased from 8.5% at December 31, 2008 to 12.0% at December 31, 2009, after reaching as high as 13.4% in October 2009.

        Overall asking rents for direct space in Midtown decreased from $72.08 at year-end 2008 to $57.32 at year-end 2009, a decrease of 20.5%. The decrease in rents has been driven by increased vacancy resulting from the financial crisis. Management believes that rental rates will begin to moderate and concession packages will decline during 2010 as vacancy shrinks.

        During 2009, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there is only 2.0 million square feet under construction in Midtown as of year-end and which becomes available in the next two years, only 7.3% of which is pre-leased.

        We saw significant fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2009 at 0.23%, a 21 basis point decrease from the end of 2008. Ten-year US Treasuries ended 2009 at 3.83%, a 162 basis point increase from the end of 2008.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

        As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of "Push-Down Accounting." The application of "push-down accounting" resulted in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP's assets and liabilities were recorded by SL Green subsequent to the Merger. The net impact of such adjustments was approximately $3.0 billion.

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	96.0%
Suburban	Consolidated properties	16	2,642,100	87.2%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	93.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also own one development property encompassing approximately 36,800 square feet.

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

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the value of any of our consolidated real estate properties or equity investment in rental property was impaired at December 31, 2009 and 2008.

        A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Venture

        We account for our investment in unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary, even though we do not control the entity. In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded a reserve for impairment of approximately $24.9 million and $10.6 million in loan loss reserves and charge offs during the years ended December 31, 2009 and 2008, respectively. No reserve for impairment was required at December 31, 2007.

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

        The following section compares the results of operations for the year ended December 31, 2009 to the year ended December 31, 2008 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$287.4	$280.1	$7.3	2.6%
Escalation and reimbursement revenue	54.8	53.8	1.0	1.9

Total	$342.2	$333.9	$8.3	2.5%

        At December 31, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.8% higher and 1.0% lower, respectively, than then existing in-place fully escalated rents. Approximately 8.9% of the space leased at our consolidated properties expires during 2010.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint venture	$1.1	$0.8	$0.3	37.5%
Investment and other income	6.1	15.7	(9.6)	(61.2)

Total	$7.2	$16.5	$(9.3)	(56.4)%

        The increase in equity in net income of unconsolidated joint venture was primarily due to higher net income contribution from One Court Square. Our joint venture at One Court Square is net leased to a single tenant until 2020. As such, we do not anticipate much change in occupancy rates or net income contributions from this asset. At December 31, 2009, we estimated that current market rents at our Suburban joint venture asset was approximately 2.6% higher than then existing in-place fully escalated rents.

        The decrease in investment and other income is primarily due to the average investment balance decreasing between 2008 and 2009 due to the sale of certain loans. In addition, certain loans were placed on non-accrual status during, 2008. There was also a reduction in lease buyout income (approximately $2.7 million) when comparing the year ended December 31, 2009 to the year ended December 31, 2008.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$76.1	$80.1	$(4.0)	(5.0)%
Real estate taxes	55.3	50.3	5.0	9.9
Ground rent	8.6	8.6	—	—

Total	$140.0	$139.0	$1.0	0.7%

        Operating expenses decreased compared to the same period in the prior year. The decrease was primarily attributable to decreases in utilities ($4.5 million) and repairs and maintenance ($0.4 million). This was offset by increases in payroll ($0.5 million) and insurance ($0.3 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$56.3	$72.6	$(16.3)	(22.5)%
Depreciation and amortization expense	99.8	90.5	9.3	10.3
Loan loss reserves	24.9	10.6	14.3	134.9
Marketing, general and administrative expense	0.6	0.8	(0.2)	(25.0)

Total	$181.6	$174.5	$7.1	4.1%

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

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

        Comparisons discussed below are made using the combined operations of the Predecessor and Successor for 2007 as compared to the Successor's operations for the same period in 2008. The results of operations may not be comparable for the periods presented due to the change in the basis of accounting between the Successor and Predecessor periods resulting from the application of "push-down accounting." The results of operations for the Predecessor period in 2007 include 120 West 45th Street and Landmark Square 1-6. In connection with the Merger, these properties were assigned to the operating partnership and are therefore not included in the Successor period results of operations. Assets sold or classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$280.1	$256.6	$23.5	9.2%
Escalation and reimbursement revenue	53.8	50.7	3.1	6.1

Total	$333.9	$307.3	$26.6	8.7%

        At December 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 23.8% and 9.8% higher, respectively, than then existing in-place fully escalated rents. Approximately 4.6% of the space leased at our consolidated properties was scheduled to expire during 2009.

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.8	$1.3	$(0.5)	(38.5)%
Investment and other income	15.7	25.5	(9.8)	(38.4)

Total	$16.5	$26.8	$(10.3)	(38.4)%

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

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense, net of interest income	$72.6	$76.2	$(3.6)	(4.7)%
Depreciation and amortization expense	90.5	77.9	12.6	16.2
Loan loss reserves	10.6	—	10.6	1,060.0
Marketing, general and administrative expense	0.8	14.9	(14.1)	(94.6)

Total	$174.5	$169.0	$5.5	3.3%

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

        On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis—Liquidity and Capital Resources" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2009 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

        We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash on hand, cash flow from operations, net proceeds from divestitures of properties and redemptions of structured finance investments, and proceeds from debt offerings.

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

        Cash and cash equivalents were $22.0 million and $23.1 million at December 31, 2009 and 2008, respectively, representing a decrease of $1.1 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2009	2008	Increase (Decrease)
Net cash provided by operating activities	$114,634	$82,696	$31,938
Net cash provided by investing activities	$14,210	$48,766	$(34,556)
Net cash used in financing activities	$(129,928)	$(124,811)	$(5,117)

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2009, our portfolio was 93.7% occupied. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the year ended December 31, 2009, compared to the same period in the prior year we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(12,448)
Distributions from joint ventures	(108)
Proceeds from sales of real estate	(47,725)
Structured finance and other investments	23,347

        We generally fund our investment activity through property-level financing and asset sales. During the year ended December 31, 2009, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Repayments under our debt obligations	$206,488
Contributions from common unitholders	(184,038)
Distributions and other financing activities	(17,332)

Capitalization

        Prior to the Merger, a Class A common unit and a share of common stock of RARC had similar economic characteristics as they effectively share equally in the net income or loss and distributions of ROP. As of January 25, 2007, all of our issued and outstanding Class A common units were owned by RARC. In connection with the Merger, RARC assigned all of its interest in the Class A common units to WAGP and the operating partnership. On November 15, 2007, RARC withdrew, and WAGP succeeded it, as the sole general partner of ROP. All of our issued and outstanding Class A common units are owned by WAGP or the operating partnership.

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

        Net income per common partnership unit for the year ended December 31, 2006 was determined by allocating net income after preferred distributions and minority partners' interest in consolidated partnerships income to the general and limited partners based on their weighted average distribution per common partnership units outstanding during the respective periods presented.

        Holders of preferred units of limited and general partnership interest were entitled to distributions based on the stated rates of return (subject to adjustment) for those units.

Contractual Obligations

        Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our air rights and ground leases, as of December 31, 2009 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$4,225	$219,879	$—	$—	$—	$—	$224,104
Senior unsecured notes	114,821	123,607	—	—	150,000	274,727	663,155
Ground leases	9,698	7,724	7,594	7,594	7,594	247,237	287,441
Estimated interest expense	49,346	36,084	25,349	25,349	20,942	24,804	181,874
Joint venture debt	—	—	—	—	—	94,500	94,500

Total	$178,090	$387,294	$32,943	$32,943	$178,536	$641,268	$1,451,074

Corporate Indebtedness

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,727	6.00%	10	March 31, 2016
June 27, 2005(3)	114,821	4.00%	20	June 15, 2025

	$663,155

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
During the year ended December 31, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

(3)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million.

        On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Restrictive Covenants

        The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2009 and 2008, we were in compliance with all such covenants.

Market Rate Risk

        We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

        All of our long-term debt, totaling approximately $0.9 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

        We have off-balance sheet investments, including a joint venture investment and a structured finance investment. These investments have varying ownership structures. Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement. Our off-balance sheet arrangements are discussed in Note 4, "Structured Finance Investments" and Note 5, "Investment in Unconsolidated Joint Venture" in the accompanying financial statements.

Capital Expenditures

        We estimate that for the year ending December 31, 2010, we will incur approximately $34.9 million of capital expenditures (including tenant improvements and leasing costs), net of loan reserves on consolidated properties and none at our joint venture property. We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green's credit facility and cash on hand. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

        Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The affiliate received approximately $1.4 million, $1.2 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007. SL Green sold this property in March 2007. We paid Alliance approximately $2.1 million, $2.4 million and $0.6 million for three years ended December 31, 2009, respectively, for these services (excluding services provided directly to tenants).

  Allocated Expenses from SL Green

        Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $3.9 million, $4.1 million and $3.5 million for 2009, 2008 and 2007 (Successor), respectively.

  Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2010. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2010. Additional coverage may be purchased on a stand alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2010.

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

        TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and SL Green's 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

        Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $2.9 million, $2.6 million and $2.0 million for the years ended December 31, 2009 and 2008 and the period January 26, 2007 to December 30, 2007, respectively.

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

Accounting Standards Updates

        The Standards Updates Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies-Accounting Standards Updates" in the accompanying financial statements.

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
  tenant bankruptcies;

  •
  adverse changes in the real estate markets, including increasing vacancy, including availability of sublease space, decreasing rental revenue and increasing insurance costs;

  •
  availability, terms and deployment of capital (debt and equity);

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  market interest rates could adversely affect the market price of our common stock, as well as our performance and cash flows;

  •
  declining real estate valuations and impairment charges;

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

  •
  competition with other companies;

  •
  availability of and our ability to attract and retain qualified personnel;

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

        The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2009 (in thousands):

	Long-Term Debt		Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Amount		Weighted Yield
2010	$119,046	5.95%	$3,538		3.0%
2011	343,486	6.14%	—		—%
2012	—	—%	—		—%
2013	—	—%	23,455		13.5%
2014	150,000	5.98%	—		—%
Thereafter	274,727	6.02%	—		—%

Total	$887,259	6.02%	$26,993	(1)	12.1%

Fair Value	$846,900

(1)
Our structured finance investments had an estimated fair value ranging between $16.2 million and $24.3 million at December 31, 2009.

        The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligation and the related weighted-average interest rates by expected maturity dates as of December 31, 2009 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate
2010	$—	—%
2011	—	—%
2012	—	—%
2013	—	—%
2014	—	—%
Thereafter	94,500	4.91%

Total	$94,500	4.91%

Fair Value	$81,090

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

RECKSON OPERATING PARTNERSHIP, L.P.
Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2009 and 2008 (Successor)	40
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, the period January 26, 2007 to December 31, 2007 (Successor), and the period January 1, 2007 to January 25, 2007 (Predecessor)	41
Consolidated Statements of Partners' Capital for the years ended December 31, 2009 and 2008, the period January 26, 2007 to December 31, 2007 (Successor), and the period January 1, 2007 to January 25, 2007 (Predecessor)	42
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008, the period January 26, 2007 to December 31, 2007 (Successor), and the period January 1, 2007 to January 25, 2007 (Predecessor)	43
Notes to Consolidated Financial Statements	44
Schedules
Schedule III Real Estate and Accumulated Depreciation as of December 31, 2009	65

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Partners of Reckson Operating Partnership L.P.:

        We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership L.P. (the "Company") as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations, partners' capital and cash flows for the two years ended December 31, 2009, the period from January 26, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through January 25, 2007 (Predecessor). Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008 (Successor), and the consolidated results of its operations and its cash flows for the two years ended December 31, 2009, the period from January 26, 2007 through December 31, 2007 (Successor), and the period from January 1, 2007 through January 25, 2007 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed its method of accounting for its convertible debt instruments with the adoption of the guidance originally issued in FSP APB 14-1 "Accounting for Convertible Debt Instruments that maybe settled in cash upon conversion (including Partial Cash Settlement)" (codified primarily in FASB ASC Topic 470-20, "Debt with Conversion and Other Options") effective January 1, 2009. The Company retrospectively changed its presentation of non-controlling interests with the adoption of the guidance originally issued in SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (codified in FASB ASC Topic 810-10, "Consolidation" effective January 1, 2009.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2009	December 31, 2008
	(Successor)	(Successor)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,667	$643,156
Building and improvements	3,294,632	3,264,826

	3,938,299	3,907,982
Less: accumulated depreciation	(259,773)	(162,324)

	3,678,526	3,745,658
Cash and cash equivalents	22,030	23,114
Restricted cash	9,180	7,265
Tenant and other receivables, net of allowance of $3,016 and $659 at December 31, 2009 and 2008, respectively	10,138	12,796
Deferred rents receivable, net of allowance of $5,362 and $4,548 at December 31, 2009 and 2008, respectively	42,132	31,148
Structured finance investments, net of allowance of $10,550 at both December 31, 2009 and 2008, respectively	26,993	90,794
Investment in unconsolidated joint venture	51,313	56,291
Deferred costs, net	18,047	15,267
Other assets	111,531	139,714

Total assets	$3,969,890	$4,122,047

Liabilities
Mortgage note payable	$224,104	$228,046
Senior unsecured notes	663,155	954,315
Accrued interest payable and other liabilities	8,733	17,321
Accounts payable and accrued expenses	34,785	30,882
Deferred revenue	275,451	326,227
Security deposits	8,475	5,667

Total liabilities	1,214,703	1,562,458
Commitments and Contingencies	—	—
Capital
General partner capital—ROP	2,258,389	2,057,112
Limited partner capital	—	—
Noncontrolling interests in other partnerships	496,798	502,477

Total capital	2,755,187	2,559,589

Total liabilities and capital	$3,969,890	$4,122,047

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Operations

(Amounts in thousands)

	Year ended December 31,	Year ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,
	2009	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenues
Rental revenue, net	$287,413	$280,089	$235,118	$21,458
Escalation and reimbursement	54,753	53,792	46,926	3,759
Investment income	2,715	9,989	16,554	1,201
Other income	3,425	5,677	7,759	—

Total revenues	348,306	349,547	306,357	26,418

Expenses
Operating expenses, including $8,874 (2009), $9,090 (2008) and $6,028 (2007) paid to affiliates	76,115	80,099	70,679	6,770
Real estate taxes	55,317	50,331	46,391	4,659
Ground rent	8,643	8,643	8,081	699
Interest expense, net of interest income	56,299	72,649	69,068	6,956
Amortization of deferred financing costs	—	—	—	152
Depreciation and amortization	99,792	90,497	72,692	5,205
Loan loss reserves	24,907	10,550	—	—
Long-term incentive compensation expense	—	—	—	1,800
Merger related costs	—	—	—	8,814
Marketing, general and administrative	563	789	698	3,547

Total expenses	321,636	313,558	267,609	38,602

Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, gain on early extinguishment of debt, gain on sale, noncontrolling interest and discontinued operations	26,670	35,989	38,748	(12,184)
Equity in net income from unconsolidated joint venture	1,109	838	1,249	8
Gain on early extinguishment of debt	3,519	16,569	—	—

Income (loss) from continuing operations	31,298	53,396	39,997	(12,176)
Income (loss) from discontinued operations	(42)	1,952	2,457	3,018
Loss on sale of real estate from discontinued operations	—	(534)	—	—

Net income (loss)	31,256	54,814	42,454	(9,158)
Net income attributable to noncontrolling interests in other partnerships	(13,380)	(16,687)	(9,864)	(2,173)

Net income (loss) attributable to ROP common unitholders	$17,876	$38,127	$32,590	$(11,331)

Amounts attributable to ROP common unitholders:
Income from continuing operations	$17,918	$37,483	$31,272	$(13,846)
Discontinued operations	(42)	644	1,318	2,515

Net income	$17,876	$38,127	$32,590	$(11,331)

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Capital

(Amounts in thousands)

	General Partners' Capital		Limited Partners' Capital
				Accumulated Other Comprehensive Income	Noncontrolling Interests In Other Partnerships
	Preferred Capital	Class A Common Units	Class A Common Units			Total Capital	Comprehensive Income
Balance at December 31, 2006	$1,200	$1,242,248	$16,513	$1,816	$259,737	$1,521,514	$56,513

Net loss		(11,040)	(291)		2,173	(9,158)	(9,158)
Contributions					200	200
Distributions		(1,489,422)			(3,119)	(1,492,541)
Fair Value adjustment due to merger	(1,200)	2,016,668	(16,222)	(1,816)	266,594	2,264,024	(1,816)

Balance at January 25, 2007	—	1,758,454	—	—	525,585	2,284,039	(10,974)
Contributions		2,491,090			—	2,491,090
Distributions		(2,266,862)			(8,918)	(2,275,780)
Net income		32,590			9,864	42,454	42,454

Balance at December 31, 2007	—	2,015,272	—	—	526,531	2,541,803	$31,480

Contributions		436,561			—	436,561
Distributions		(432,848)			(40,741)	(473,589)
Net income	—	38,127			16,687	54,814	$54,814

Balance at December 31, 2008	—	2,057,112	—	—	502,477	2,559,589	$54,814

Contributions		547,522			—	547,522
Distributions		(364,121)			(19,059)	(383,180)
Net income	—	17,876			13,380	31,256	$31,256

Balance at December 31, 2009	$—	$2,258,389	$—	$—	$496,798	$2,755,187	$31,256

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,	Year Ended December 31,	Period January 26 to December 31,	Period January 1 to January 25,
	2009	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating Activities
Net income (loss)	$31,256	$54,814	$42,454	$(9,158)
Adjustment to reconcile net income loss to net cash provided by operating activities:
Depreciation and amortization	99,792	91,549	73,626	8,835
Gain (loss) on sale of real estate	—	534	—	—
Equity in net income from unconsolidated joint venture	(1,109)	(838)	(1,249)	(8)
Distributions of cumulative earnings from unconsolidated joint venture	1,109	838	1,249	8
Gain on early extinguishment of debt	(3,519)	(16,569)
Loan loss reserves	24,907	10,550	—	—
Deferred rents receivable	(10,984)	(13,687)	(17,682)	(695)
Other non-cash adjustments	(18,543)	(14,124)	4,427	228
Changes in operating assets and liabilities:
Restricted cash—operations	(1,901)	1,105	3,989	7,544
Tenant and other receivables	301	(5,105)	4,732	746
Deferred lease costs	(4,661)	(12,012)	(4,308)	—
Other assets	1,554	(2,615)	28,750	(27,408)
Accounts payable, accrued expenses and other liabilities	(3,568)	(11,744)	(87,819)	(15,060)

Net cash provided by (used in) operating activities	114,634	82,696	48,169	(34,968)

Investing Activities
Additions to land, buildings and improvements	(31,576)	(21,599)	(17,250)	(19,631)
Restricted cash—capital improvements	(14)	79	—	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,978	5,086	4,144	5,141
Proceeds from disposition of real estate/ partial interest in property	—	47,725	—	—
Proceeds from the Asset Sale	—	—	—	1,978,764
Structured finance and other investments net of repayments/participations	40,822	17,475	41,725	—

Net cash provided by investing activities	14,210	48,766	28,619	1,964,274

Financing Activities
Repayments of mortgage notes payable	(3,942)	(3,634)	(16,066)	(170,867)
Proceeds from revolving credit facility, term loans and unsecured notes	—	—	—	12,000
Repayments of revolving credit facility, term loans and unsecured notes	(290,328)	(84,148)	(200,000)	(281,000)
Contributions from common unitholders	547,522	363,484	325,487	—
Noncontrolling interest in other partnerships—distributions	(19,059)	(40,741)	(8,918)	(3,119)
Distributions to common unitholders	(364,121)	(359,772)	(172,079)	(1,526,261)

Net cash used in financing activities	(129,928)	(124,811)	(71,576)	(1,969,247)

Net increase (decrease) in cash and cash equivalents	(1,084)	6,651	5,212	(39,941)
Cash and cash equivalents at beginning of period	23,114	16,463	11,251	51,192

Cash and cash equivalents at end of period	$22,030	$23,114	$16,463	$11,251

Supplemental Cash Flow Disclosure
Interest paid	$50,486	$68,828	$87,016	$—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2009

1. Organization and Basis of Presentation

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Reckson Associates Realty Corp., or RARC, served as the sole general partner until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisition GP LLC, or WAGP, succeeded it, as the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership. The sole limited partner of ROP is the operating partnership.

        ROP is engaged in the ownership, management, operation and development of commercial real estate properties, principally office properties and also owns land for future development located in New York City, Westchester and Connecticut, which collectively is also known as the New York Metro Area. At December 31, 2009, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2009, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.1 million. In addition, as of December 31, 2009 ROP also held approximately $27.0 million of structured finance investments.

        SL Green Realty Corp., or SL Green, and the operating partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means ROP and all entities owned or controlled by ROP.

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

        On January 25, 2007, SL Green completed the sale, or Asset Sale, of certain assets of ROP to an investment group led by certain of RARC's former executive management for a total consideration of approximately $2.0 billion.

        As a result of the substantial change in ownership from the Merger, SL Green has recorded the Merger in accordance with the provisions of "Push-Down Accounting." The application of "push-down accounting" resulting in the adjustment of the carrying values of the assets and liabilities of ROP to fair value in the same manner as ROP's assets and liabilities were recorded by SL Green subsequent to the Merger. The net impact of such adjustments was approximately $3.0 billion, related primarily to increases to the carrying value of real estate assets and lease related intangibles.

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Organization and Basis of Presentation (Continued)

New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	96.0%
Suburban	Consolidated properties	16	2,642,100	87.2%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	93.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also own one development property encompassing approximately 36,800 square feet.

2. Significant Accounting Policies

        In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ended September 15, 2009. We have implemented the Codification in this annual report.

Principles of Consolidation

        The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at December 31, 2009 and 2008 (Successor), the consolidated results of their operations for the years ended December 31, 2009 and 2008, the periods January 26, 2007 to December 31, 2007 (Successor), and January 1, 2007 to January 25, 2007 (Predecessor) and their cash flows for the years ended December 31, 2009 and 2008 and the periods January 26, 2007 to December 31, 2007 (Successor), and January 1, 2007 to January 25, 2007 (Predecessor). ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners' interests. ROP's investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting. The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities, or VIEs in which we are the primary

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

beneficiary. Entities which we do not control and entities which are VIEs, but where we are not the primary beneficiary are accounted for under the equity method. The interest that we do not own is included in "Noncontrolling Interests in Other Partnerships" on the balance sheet. All significant intercompany balances and transactions have been eliminated.

        When accounting for our joint venture investments we apply the accounting standards which note that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership.

        The results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2009 and 2008 (Successor) and the results of operations for the years ended December 31, 2009 and 2008 and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

        Effective January 1, 2009, we revised the presentation of noncontrolling interests in our consolidated financial statements. A non-controlling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet. In addition, the presentation of net income was modified by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

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

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and redevelopments of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

        Depreciation expense amounted to approximately, $97.8 million, $89.5 million, $78.9 million, (including approximately $5.3 million related to the period January 1, 2007 to January 25, 2007) for the years ended December 31, 2009, 2008 and 2007, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss shall be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the value of any of our consolidated real estate properties or equity investment in rental property was impaired at December 31, 2009 and 2008, respectively.

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

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases and tenant relationships are amortized over the expected term of the related lease, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        We recognized an increase of approximately $21.8 million, $18.3 million, $1.5 million, including none related to the period January 1, 2007 to January 25, 2007, in rental revenue for the years ended December 31, 2009, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of above-market rate mortgages of approximately $2.7 million, $6.9 million, $6.1 million, including none related to the period January 1, 2007 to January 25, 2007, for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2009 and 2008. Amounts in thousands:

	December 31, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(62,813)	(35,343)

Net	$104,265	$131,735

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(106,627)	(57,380)

Net	$267,323	$316,570

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2010	$15,465
2011	15,644
2012	14,309
2013	12,348
2014	8,913

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including acquired in-place leases for each of the five succeeding years is as follows (in thousands):

2010	$5,601
2011	4,890
2012	4,450
2013	3,907
2014	3,398

Investment in Unconsolidated Joint Ventures

        We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary, even though we do not control the entity. In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6.

Finite Life Joint Venture Agreements

        One of our consolidated joint ventures in 2009 and 2008 is subject to a finite life joint venture agreement. We have estimated the settlement value of these non-controlling interests at December 31, 2009 and 2008 to be approximately $70.7 million and $70.7 million, respectively. The carrying value of this noncontrolling interest, which is included in noncontrolling interests in other partnerships on our consolidated balance sheets, was approximately $74.9 million and $76.5 million at December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $24.9 million and $10.6 million in loan loss reserves and charge offs during the years ended December 31, 2009 and 2008, respectively, on investments being held to maturity.

Rent Expense

        Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the amounts contractually due pursuant to the underlying lease over the rent expense recognized is included in other assets in the accompanying balance sheets.

Income Taxes

        No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Earnings Per Unit

        Earnings per unit was not computed in 2009, 2008 or 2007 as there were no outstanding common units at December 31, 2009, 2008 or 2007.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

Fair Value Measurements

        The methodologies used for valuing such instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including

    •
    Quoted prices in active markets for similar instruments,

    •
    Quoted prices in less active or inactive markets for identical or similar instruments,

    •
    Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

    •
    Market corroborated inputs (derived principally from or corroborated by observable market data).

          Level 3—Valuations based significantly on unobservable inputs.

    •
    Level 3A—Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

    •
    Level 3B—Valuations based on internal models with significant unobservable inputs.

        These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City. The tenants located in our buildings operate in various industries. Other than two tenants who contributed approximately 6.6% and 7.1% of our annualized rent, no other tenant in the portfolio contributed more than 4.2% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2009. Approximately 15%, 16%, 27% and 11% of our annualized rent, including our share of joint venture annualized revenue, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended December 31, 2009. One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the year ended December 31, 2009.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

Accounting Standards Updates

        In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption of this standard. We adopted this standard on January 1, 2009.

        In May 2008, the FASB clarified its guidance on accounting for convertible debt instruments that may be settled in cash upon conversion. The issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion is required to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. This amount (before netting) will increase in subsequent reporting periods through the first optional redemption date as the debt accretes to its par value over the same period. This amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, companies are required to retrospectively apply the requirements of the pronouncement to all periods presented. Adoption of this amendment had the following impact on our consolidated financial statements (in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$956,540	$954,315
Total liabilities	1,564,684	1,562,458
Total capital	2,054,886	2,057,112

	December 31, 2007 As Reported	December 31, 2007 As Restated
Senior unsecured notes	$1,056,900	$1,048,193
Total liabilities	1,733,773	1,725,066
Total capital	2,006,565	2,015,272

	Year Ended December 31, 2008 As Reported (Successor)	Year Ended December 31, 2008 As Restated (Successor)	Period January 25, 2007 to December 31, 2007 As Reported (Successor)	Period January 25, 2007 to December 31, 2007 As Restated (Successor)
Interest expense	$69,368	$74,163	$65,435	$69,862
Net income attributable to ROP common unitholders	44,607	38,127	37,017	32,590

	Period January 1, 2007 to January 25, 2007 As Reported (Predecessor)	Period January 1, 2007 to January 25, 2007 As Restated (Predecessor)
Interest expense	$6,728	$6,956
Net income attributable to ROP common unitholders	(11,103)	(11,331)

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

        The FASB provided guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method. We adopted this guidance on January 1, 2009. It did not have any effect on our consolidated financial statements.

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

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

        In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

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

        At December 31, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date. This included the assets sold as part of the Asset Sale as well as 100/120 White Plains Road.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

3. Property Dispositions (Continued)

        The following table summarizes income from discontinued operations and the related realized loss on sale of discontinued operations for the years ended December 31, 2009 and 2008, the period January 26, 2007 to December 31, 2007 (Successor), and the period January 1, 2007 to January 25, 2007 (Predecessor) (in thousands).

	Year Ended December 31,	Year Ended December 31,	Period January 26 to December 31	Period January 1 to January 25,
	2009	2008	2007	2007
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues
Rental revenue	$—	$4,677	$5,406	$14,707
Escalation and reimbursement revenues	(3)	540	500	315
Investment and other income	—	321	82	—

Total revenues	(3)	5,538	5,988	15,022

Operating expenses	39	1,515	1,444	3,882
Real estate taxes	—	1,019	1,153	2,743
Ground rent	—	—	—	134
Interest	—	—	—	465
Marketing, general and administrative	—	—	—	1,150
Depreciation and amortization	—	1,052	934	3,630

Total expenses	39	3,586	3,531	12,004

Income (loss) from discontinued operations	(42)	1,952	2,457	3,018
Loss on disposition of discontinued operations	—	(283)	—	—
Noncontrolling interest in other partnerships	—	(1,025)	(1,139)	(503)

Income (loss) and gain from discontinued operations, net of noncontrolling interest	$(42)	$644	$1,318	$2,515

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

4. Structured Finance Investments

        As of December 31, 2009 and 2008 (Successor), we held the following structured finance investments, with an aggregate weighted average current yield of approximately 12.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(7)	$—	$—	$—	$62,164	December 2020
Mezzanine Loan(1)(2)(3)(5)	25,000	314,319	26,605	27,742	January 2013
Other Loan(1)	1,000	—	1,000	1,000	January 2010
Other Loan(1)	—	—	—	500	—
Junior Participation(1)(4)(5)(6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves(5)	—	—	(10,550)	(10,550)

	$40,189	$314,319	$26,993	$90,794

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

(5)
This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)
This loan is on non-accrual status.

(7)
This loan was sold in June 2009, resulting in a realized loss of approximately $24.9 million. This realized loss is included in loan loss reserves in our consolidated statement of income.

        At December 31, 2009 and 2008 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5. Investment in Unconsolidated Joint Ventures

        In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contains partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property's mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property's mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We have evaluated the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

5. Investment in Unconsolidated Joint Ventures (Continued)

impact of FIN 46R on our accounting for the Court Square JV and have concluded that the Court Square JV is not a VIE. We account for the Court Square JV under the equity method of accounting. We have also concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV's business.

6. Mortgage Notes Payable

        The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2009 and 2008, respectively, were as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2009	December 31, 2008
919 Third Avenue New York, NY(2)(3)	6.87%	7/2011	$224,104	$228,046

(1)
Effective interest rate for the year ended December 31, 2009.

(2)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.

(3)
Held in a bankruptcy remote special purpose entity.

        At December 31, 2009, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

        Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Period January 26 to December 31	Period January 1 to January 25,
	2009	2008	2007	2007
	(Successor)	(Successor)	(Successor)	(Predecessor)
Interest expense	$56,444	$74,163	$69,862	$6,956
Interest income	(145)	(1,514)	(794)	—

Interest expense, net	$56,299	$72,649	$69,068	$6,956

Interest capitalized	$54	$(480)	$5,118	$—

        At December 31, 2009, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%. The mortgage matures in June 2015. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

7. Corporate Indebtedness

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,727	6.00%	10	March 31, 2016
June 27, 2005(3)	114,821	4.00%	20	June 15, 2025

	$663,155

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
During the year ended December 31, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

(3)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million. On the Merger date, $13.1 million was recorded in equity. As of December 31, 2009, approximately $1.2 million remained unamortized.

        ROP and certain of its subsidiaries provide a senior guaranty of operating partnership's obligations under its 2007 unsecured revolving credit facility. ROP and its subsidiaries' respective obligations to guarantee amounts payable under the senior guaranty of operating partnership's obligations under its 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership's obligations under its 2007 unsecured revolving credit facility. ROP's guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of December 31, 2009, the maximum amount of ROP's guaranty obligation was $706.7 million.

        The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of operating partnership's obligations under its 2007 unsecured revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement. The Overall Guaranty Limitation is the sum of $500 million plus 95% of Reckson's aggregate outstanding unsecured 5.15% notes due 2011, 5.875% notes due 2014, 4.000% exchangeable debentures due 2025 and 6.0% notes due 2016. Pari Passu Indebtedness includes all indebtedness owed by the operating partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of operating partnership's obligations under its 2007 unsecured revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under the 2007 unsecured revolving credit facility.

        On March 16, 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Merger, matured and were redeemed at par.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

7. Corporate Indebtedness (Continued)

Restrictive Covenants

        The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2009 and 2008, we were in compliance with all such covenants.

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of December 31, 2009, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Unsecured Notes	Total	Joint Venture Debt
2010	$4,225	$—	$114,821	$119,046	—
2011	3,223	216,656	123,607	343,486	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	150,000	150,000	—
Thereafter	—	—	274,727	274,727	94,500

	$7,448	$216,656	$663,155	$887,259	$94,500

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

        Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $846.9 million, compared to the book value of the related fixed rate debt of approximately $887.3 million. Our structured finance investments had an estimated fair value ranging between $16.2 million and $24.3 million, compared to the book value of the related investments of approximately $27.0 million at December 31, 2009.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2009. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

9. Rental Income

        We are the lessor and the sublessor to tenants under operating leases with expiration dates beginning January 1, 2010. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2009 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Property
2010	$299,268	$9,527
2011	288,344	7,690
2012	276,755	7,759
2013	261,102	7,829
2014	243,801	5,925
Thereafter	1,405,578	32,502

	$2,774,848	$71,232

10. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The affiliate received approximately $1.4 million, $1.2 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. First Quality leases 26,800 square feet of space at a property owned through March 2007 by SL Green pursuant to a lease that expires on December 31, 2015. SL Green received approximately $75,000 in rent from Alliance in 2007. We paid Alliance approximately $2.1 million, $2.4 million, $0.6 million (including none for the period January 1, 2007 to January 25, 2007), for three years ended December 31, 2009 respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $3.9 million, $4.1 million and $3.5 million for 2009, 2008 and 2007 (Successor), respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

10. Related Party Transactions (Continued)

Insurance

        Subsequent to the Merger, we obtain insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $2.9 million, $2.6 million and $2.0 million for 2009, 2008 and 2007 (Successor), respectively.

11. Partners' Capital

        Prior to the Merger, a Class A common unit of ROP and a share of common stock of Reckson Associates Realty Corp., or RARC, had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP. Since consummation of the Merger on January 25, 2007, SL Green Operating Partnership, L.P., or the operating partnership, has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary Wyoming Acquisition GP LLC, or WAGP. Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and WAGP succeeded it as the sole general partner of ROP. Since consummation of the Merger, RARC has been a wholly-owned subsidiary of SL Green.

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

12. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $3.2 million, $3.1 million and $2.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. Separate actuarial

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

12. Benefit Plans (Continued)

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

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.5 million in 2010 and approximately $6.9 million annually thereafter) with a term expiration of 2043.

        The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of December 31, 2009 (in thousands):

December 31,	Non-cancellable operating leases
2010	$9,992
2011	7,724
2012	7,594
2013	7,594
2014	7,594
Thereafter	247,237

Total minimum lease payments	$287,735

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

15. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2009 and 2008 and for the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor), and selected asset information as of December 31, 2009 and 2008 (Successor), regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Year ended December 31, 2009 (Successor)	$345,591	$2,715	$348,306
Year ended December 31, 2008 (Successor)	339,558	9,989	349,547
January 26 to December 31, 2007 (Successor)	289,803	16,554	306,357
January 1 to January 25, 2007 (Predecessor)	25,217	1,201	26,418
Income (loss) from continuing operations before noncontrolling interest, gain on sale and discontinued operations:
Year ended December 31, 2009 (Successor)	$54,202	$(22,904)	$31,298
Year ended December 31, 2008 (Successor)	57,824	(4,428)	53,396
January 26 to December 31, 2007 (Successor)	27,894	12,103	39,997
January 1 to January 25, 2007 (Predecessor)	(12,640)	464	(12,176)
Total assets
As of:
December 31, 2009 (Successor)	$3,942,897	$26,993	$3,969,890
December 31, 2008 (Successor)	4,030,724	91,323	4,122,047

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense and provision for loan losses for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at SL Green's unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

        The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the years ended December 31, 2009 and 2008 and the periods January 26, 2007 to December 31, 2007 (Successor) and January 1, 2007 to January 25, 2007 (Predecessor) (in thousands):

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Income (loss) from continuing operations	$31,298	$53,396	$39,997	$(12,176)
Net income (loss) and gains from discontinued operations	(42)	1,418	2,457	3,018

Net income	31,256	54,814	42,454	(9,158)
Net income attributable to noncontrolling interests in other partnerships	(13,380)	(16,687)	(9,864)	(2,173)

Net income (loss) attributable to ROP common unitholders	$17,876	$38,127	$32,590	$(11,331)

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

16. Quarterly Financial Data (unaudited)

        We are providing updated summary selected quarterly financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the properties sold in 2009.

        Quarterly data for the last two years is presented in the tables below (in thousands).

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$89,798	$85,556	$86,983	$85,969

Income (loss) net of noncontrolling interests and before gain on sale	17,077	9,153	(10,414)	10,854
Equity in net income from joint venture property	272	269	287	281
Gain (loss) on early extinguishment of debt	—	(163)	1,774	1,908
Discontinued operations	—	—	(16)	(26)

Net income (loss)	17,349	9,259	(8,369)	13,017
Net income attributable to noncontrolling interests in other partnerships	(3,502)	(2,904)	(3,647)	(3,327)

Income (loss) attributable to ROP common unitholders	$13,847	$6,355	$(12,016)	$9,690

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$93,020	$87,672	$85,370	$83,487

Income net of noncontrolling interests and before gain on sale	9,254	7,588	8,223	10,924
Equity in net income (loss) from joint venture property	262	284	344	(52)
Gain on early extinguishment of debt	16,569	—	—	—
Discontinued operations	(27)	143	310	558

Net income	26,058	8,015	8,877	11,430
Net income attributable to noncontrolling interests in other partnerships	(3,592)	(3,753)	(3,590)	(5,318)

Income attributable to ROP common unitholders	$22,466	$4,262	$5,287	$6,112

17. Subsequent Events

        We have evaluated subsequent events through the time of filing of these consolidated financial statements with the SEC on this Annual Report on Form 10-K on February 16, 2010.

        In February 2010, we repurchased approximately $21.4 million of our 4% exchangeable bonds.

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$17,190	$114,077	$493,576	$607,653	$37,685	1970	1/2007	Various
919 Third Avenue(1)(4)	224,104	223,529	1,033,198	—	1,568	223,529	1,034,766	1,258,295	76,706	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	17,159	—	745,372	745,372	62,271	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	9,287	91,038	390,031	481,069	30,672	1966	1/2007	Various
1100 King Street—1-7 International Drive(2)	—	49,392	104,376	1,093	2,329	50,485	106,705	157,190	9,687	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	1,840	6,324	27,936	34,260	2,491	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	2,849	5,933	26,675	32,608	2,726	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	3,647	10,526	46,756	57,282	4,089	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	327	11,183	48,233	59,416	4,081	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	1,424	9,777	40,472	50,249	2,953	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,207	6,865	30,471	37,336	2,489	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	1,958	29,497	120,208	149,705	10,069	2000	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	—	—	2,088	7,748	9,836	—	2007	1/2007	Various
680 Washington Boulevard(3)(4)	—	11,696	45,364	—	570	11,696	45,934	57,630	3,810	1989	1/2007	Various
750 Washington Boulevard(3)(4)	—	16,916	68,849	—	2,198	16,916	71,047	87,963	5,751	1989	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	782	13,516	54,010	67,526	4,293	1987	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	160	—	39,049	—	39,049	—	—	1/2007	Various
Other(5)	—	1,128	—	40	4,692	1,168	4,692	5,860	—	—	—	Various

	$224,104	$642,374	$3,224,605	$1,293	$70,027	$643,667	$3,294,632	$3,938,299	$259,773	—	—	—

(1)
Property located in New York, New York.

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
We own a 51% interest in this property.

(5)
Other includes tenant improvements, capitalized interest and corporate improvements.

The changes in real estate for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance at beginning of year	$3,907,982	$3,938,060	$3,649,874
Property acquisitions	—	—	3,280,949
Improvements	31,740	21,599	16,853
Retirements/disposals	(1,423)	(51,677)	(3,009,616)

Balance at end of year	$3,938,299	$3,907,982	$3,938,060

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2009 was approximately $3.2 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2009, are as follows:

	2009	2008	2007
Balance at beginning of year	$162,324	$73,506	$634,536
Depreciation for year	97,826	89,499	78,856
Retirements/disposals	(377)	(681)	(639,886)

Balance at end of year	$259,773	$162,324	$73,506

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEMS 10, 11, 12 AND 13.

        As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of SL Green. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2010, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

ITEM 14.

        Ernst & Young LLP has served as ROP's independent registered public accounting firm since ROP's formation in September 1994 and is considered by management of ROP to be well qualified. ROP has been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in ROP or any of its subsidiaries in any capacity.

        Ernst & Young LLP's fees for providing services to ROP in 2009 and 2008 were as follows:

        Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the fiscal years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2009 and 2008 were approximately $200,000 and $200,000, respectively.

        Audit Related Fees.    There were no audit related fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including employee benefit plan audits, due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2009 and 2008, respectively.

        Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2009 and 2008, respectively.

        All Other Fees.    There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2009 and 2008.

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

        Management has reviewed and discussed the audited financial statements with ROP's independent auditors, Ernst & Young LLP, and discussed the matters required to be discussed by Statement of Auditing Standard No. 61. Management received the written disclosure and the letter from Ernst & Young LLP required by Rule 3526 of the Public Company Accounting Oversight Board, as currently in effect, discussed with Ernst & Young LLP the auditors' independence and considered the compatibility of Ernst & Young LLP's provision of non-audit services to our company with their independence.

        Management recommended to the Board of Directors of our sole general partner (and such Board of Directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the SEC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)    Consolidated Financial Statements

RECKSON OPERATING PARTNERSHIP, L.P.

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of December 31, 2009 (Successor) and December 31, 2008 (Succecessor)	40
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (Successor), the period January 26, 2007 to December 31, 2007 (Successor) and the period January 1, 2007 to January 25, 2007 (Predecessor)	41
Consolidated Statements of Capital for the years ended December 31, 2009 and 2008 (Successor), the period January 26, 2007 to December 31, 2007 (Successor) and the period January 1, 2007 to January 25, 2007 (Predecessor)	42
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 (Successor), the period January 26, 2007 to December 31, 2007 (Successor) and the period January 1, 2007 to January 25, 2007 (Predecessor)	43
Notes to Consolidated Financial Statements	44
(a)(2) Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2009	65

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

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

(a)(4)    Exhibits

        See Index to Exhibits on following page.

 INDEX TO EXHIBITS

(4)
Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of August 3, 2006 by and among SL Green Realty Corp., others, the Reckson Associates Realty Corp. and the Reckson Operating Partnership, L.P.	10-Q*		2.1	8/9/06
3.1	Amended and Restated Agreement of Limited Partnership of the Registrant	S-11*	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series A Preferred Units of Limited Partnership Interest	8-K*		10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Preferred Units of Limited Partnership Interest	8-K*		10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series C Preferred Units of Limited Partnership Interest	8-K*		10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series D Preferred Units of Limited Partnership Interest	8-K*		10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series B Common Units of Limited Partnership Interest	10-K*		10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K*		10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series F Junior Participating Preferred Partnership Units	10-K*		10.8	3/21/01
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing the Series C Common Units of Limited Partnership Interest	10-Q*		10.4	8/13/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing LTIP Units of Limited Partnership Interest	8-K*		10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant Establishing 2005 LTIP Units of Limited Partnership Interest	10-K*		10.11	3/10/06
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of Reckson Operating Partnership, L.P. Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q*		3.1	5/15/06
3.13	Supplement to the Amended and Restated Agreement of Limited Partnership of the Registrant relating to the succession as a general partner of the Acquisition GP LLC.	10-K*		3.12	3/31/08
4.1	Form of 7.75% Notes due 2009 of the Registrant	8-K*		4.2	3/26/99

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2	Indenture, dated March 26, 1999, among the Registrant, the Company, and The Bank of New York, as trustee	8-K*		4.3	3/26/99
4.3	Rights Agreement, dated as of October 13, 2000, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, which includes, as Exhibit A thereto, the Form of Articles Supplementary, as Exhibit B thereto, the Form of Right Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares	8-K*		4	10/17/00
4.4	Note Purchase Agreement for the Senior Unsecured Notes due 2007	10-K*		10.23	3/26/98
4.5	Form of 5.15% Notes due 2011 of the Registrant	8-K*		4.1	1/21/04
4.6	Form of 5.875% Notes due 2014 of the Registrant	8-K*		4.1	8/12/04
4.7	4.00% Exchangeable Senior Debentures due 2025 of the Registrant	8-K*		4.1	6/27/05
4.8	First Amendment to Rights Agreement, dated as of August 3, 2006, by and between Reckson Associates Realty Corp. and American Stock Transfer & Trust Reckson Associates Realty Corp.	8-K*		4.0	10/10/06
4.9	Form of 6.0% Notes due 2016 of the Reckson Reckson Operating Partnership, L.P.	8-K*		4.1	3/31/06
10.1	Ground Leases for certain of the properties	S-11*	33-84324	10.17	2/3/95
10.2	Loan Agreement, dated as of July 18, 2001, between Metropolitan 919 3rd Avenue, LLC, as Borrower, and Secure Financial Corporation, as Lender	10-Q*		10.2	8/14/01
10.3	Operating Agreement, dated as of September 28, 2000, between Reckson Tri-State Member LLC (together with its permitted successors and assigns) and TIAA Tri-State LLC	8-K*		10.3	10/17/00
10.4	Consolidated, Amended and Restated Secured Promissory Note relating to Metropolitan 810 7th Ave., LLC and 100 Wall Company LLC	10-K*		10.52
10.5	Amended and Restated Operating Agreement of 919 JV LLC	8-K*		10.1	1/8/02
10.6	Purchase and Sale Agreement, dated as of May 4, 2005, by and between Citibank, N.A. and Reckson Court Square, LLC	10-Q*		10.1	5/9/05
10.7	Note, dated as of August 3, 2005, by Reckson Court Square, LLC (Borrower), in favor of German American Capital Corporation (Lender)	10-Q*		10.3	8/9/05
10.8	Loan and Security Agreement, dated as of August 3, 2005, between Reckson Court Square, LLC and German American Capital Corporation	10-Q*		10.4	8/9/05
10.9	Amended and Restated Operating Agreement of One Court Square Holdings LLC, dated as of November 30, 2005, by and between One Court Square Member LLC and One Court Square Investor, LLC	8-K*		10.1	12/6/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	First Supplemental Indenture, dated as of January 25, 2007, by and among Reckson Operating Partnership, L.P., Reckson Associates Realty Corp., The Bank of New York and SL Green Realty Corp.	8-K		10.1	1/25/07
10.11	Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., Wachovia Capital Markets LLC, as sole lead arranger and sole book manager, Wachovia Bank, National Association, as agent, each of KeyBank National Association and Wells Fargo Bank, National Association, as co-syndication agents, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC, as co-documentation agents, and each of the lenders party thereto.	8-K		10.2	1/25/07
10.12	First Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wells Fargo Bank, National Association, as agent.	8-K		10.3	1/25/07
10.13	First Amendment to Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wachovia Bank, National Association, as agent.	8-K		10.4	1/25/07
12.1	Statement of Ratios of Earnings to Fixed Charges					X
14.1	Reckson Associates Realty Corp. Code of Ethics and Business Conduct	10-K*		14.1	3/9/04
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Marc Holliday President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
31.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*
Previously filed as an exhibit to the Company's filing with the SEC and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2010.

RECKSON OPERATING PARTNERSHIP, L.P.
BY: WYOMING ACQUISITION GP LLC
By:	/s/ GREGORY F. HUGHES Gregory F. Hughes Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2010.

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