Form 10-Q
period 2010-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2010-05-13
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,680	$643,667
Building and improvements	3,298,726	3,294,632
	3,942,406	3,938,299
Less: accumulated depreciation	(283,511)	(259,773)
	3,658,895	3,678,526
Cash and cash equivalents	20,639	22,030
Restricted cash	9,083	9,180
Tenant and other receivables, net of allowance of $2,719 and $3,016 in 2010 and 2009, respectively	9,385	10,138
Deferred rents receivable, net of allowance of $5,950 and $5,362 in 2010 and 2009, respectively	45,440	42,132
Structured finance investments, net of allowance of $10,550 in both 2010 and 2009, respectively	28,040	26,993
Investment in unconsolidated joint venture	50,045	51,313
Deferred costs, net of accumulated amortization of $3,842 and $3,123 in 2010 and 2009, respectively	22,375	18,047
Other assets	121,727	111,531
Total assets	$3,965,629	$3,969,890

Liabilities
Mortgage note payable	$223,343	$224,104
Senior unsecured notes	892,428	663,155
Accrued interest payable and other liabilities	11,776	8,733
Accounts payable and accrued expenses	29,738	34,785
Deferred revenue	263,916	275,451
Security deposits	8,353	8,475
Total liabilities	1,429,554	1,214,703

Commitments and Contingencies	—	—

Capital
General partner capital - ROP	2,038,763	2,258,389
Limited partner capital	—	—
Noncontrolling interests in other partnerships	497,312	496,798
Total capital	2,536,075	2,755,187
Total liabilities and capital	$3,965,629	$3,969,890

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
Revenues
Rental revenue, net	$72,217	$70,201
Escalation and reimbursement	13,399	14,370
Investment income	973	939
Other income	2,610	459
Total revenues	89,199	85,969
Expenses
Operating expenses (including $175 and $570 paid to affiliates in 2010 and 2009, respectively	18,719	19,495
Real estate taxes	14,682	14,361
Ground rent	2,161	2,161
Interest expense, net of interest income	13,809	15,423
Amortization of deferred finance costs	13	—
Depreciation and amortization	24,444	23,540
Loan loss reserves	—	—
Marketing, general and administrative	97	135
Total expenses	73,925	75,115
Income from continuing operations before equity in net income from unconsolidated joint venture, noncontrolling interest and discontinued operations	15,274	10,854
Equity in net income from unconsolidated joint venture	291	281
Gain (loss) on early extinguishment of debt	(113)	1,908
Income from continuing operations	15,452	13,043
Income (loss) from discontinued operations	—	(25)
Net income	15,452	13,018
Net income attributable to noncontrolling interests in other partnerships	(3,716)	(3,327)
Net income attributable to ROP common unitholders	$11,736	$9,691

Amounts attributable to ROP common unitholders:
Income from continuing operations	$11,736	$9,716
Discontinued operations	—	(25)
Net income	$11,736	$9,691

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income	$15,452	$13,018
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,457	23,540
Equity in net income from unconsolidated joint venture	(291)	(281)
Distributions of cumulative earnings from unconsolidated joint venture	291	281
Loss (gain) on early extinguishment of debt	113	(1,908)
Deferred rents receivable	(3,308)	(3,821)
Other non-cash adjustments	(6,240)	(2,371)
Changes in operating assets and liabilities:
Restricted cash — operations	101	431
Tenant and other receivables	1,050	(565)
Deferred lease costs	(1,768)	(903)
Other assets	(15,552)	(12,410)
Accounts payable, accrued expenses and other liabilities	(697)	(2,863)
Net cash provided by operating activities	13,608	12,148
Investing Activities
Additions to land, buildings and improvements	(6,106)	(5,289)
Restricted cash-capital improvements	(4)	(3)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,267	1,234
Mortgage loans receivable, net	(164)	—
Net cash used in investing activities	(5,007)	(4,058)
Financing Activities
Repayments of mortgage notes payable	(762)	(717)
Net proceeds from senior unsecured notes	250,000	—
Repayments of senior unsecured notes	(21,389)	(209,337)
Contributions from common unitholders	85,877	285,382
Distributions to noncontrolling interests in other partnerships	(3,202)	(5,073)
Distributions to common unitholders	(317,238)	(83,560)
Deferred loan costs	(3,278)	—
Net cash used in financing activities	(9,992)	(13,305)
Net decrease in cash and cash equivalents	(1,391)	(5,215)
Cash and cash equivalents at beginning of period	22,030	23,114
Cash and cash equivalents at end of period	$20,639	$17,899

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew, Wyoming Acquisition GP LLC, or WAGP, succeeded it as the sole general partner of ROP.  WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership.  The sole limited partner of ROP is the operating partnership.

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

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP. SL Green paid approximately $6.0 billion, inclusive of transaction costs, for Reckson.  This transaction is referred to herein as the Merger.

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

As of March 31, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	95.9%

Suburban	Consolidated properties	16	2,642,100	84.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	92.8%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.5 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2010 and December 31, 2009, the consolidated results of their operations for the three months ended March 31, 2010 and 2009 and their cash flows for the three months ended March 31, 2010 and 2009.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the minority partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2010 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.  Significant Accounting Policies

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as structured finance investments.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

We assess the accounting treatment for each joint venture and structured finance investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entities economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIE’s for which we are the primary beneficiary.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss shall be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  We do not believe that the value of any of our real estate properties or equity investment in rental property was impaired at March 31, 2010 and December 31, 2009.

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

We recognized an increase of approximately $5.6 million and $4.6 million in rental revenue for the three months ended March 31, 2010 and 2009, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate debt of approximately $0.3 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2010 and December 31, 2009 (amounts in thousands).

	March 31, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(68,170)	(62,813)
Net	$98,908	$104,265

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(117,592)	(106,627)
Net	$256,358	$267,323

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves or charge offs during the three months ended March 31, 2010 and 2009, respectively, on investments held to maturity.

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

Fair Value Measurements

The methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including

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

Level 3 - Valuations based significantly on unobservable inputs.

•                  Level 3A - Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                  Level 3B - Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 6.6% and 7.1% of our annualized rent, no other tenant in the portfolio contributed more than 4.5% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2010.  Approximately 15%, 16%, 28% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2010.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2010.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

Accounting Standards Updates

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

3.  Property Dispositions and Assets Held for Sale

At March 31, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 100/120 White Plains Road.

The following table summarizes income from discontinued operations (net of minority interest) for the three months ended March 31, 2009 (in thousands).  No assets were considered as held for sale during the three months ended March 31, 2010.

Three Months Ended March 31,
2009
Revenues
Rental revenue	$—
Escalation and reimbursement revenues	(7)
Investment and other income	—
Total revenues	(7)
Operating expenses	18
Real estate taxes	—
Depreciation and amortization	—
Total expenses	18
Income (loss) from discontinued operations	$(25)

4.  Structured Finance Investments

As of March 31, 2010 and December 31, 2009, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 12.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2) (3) (5)	$25,000	$376,889	$27,422	$26,605	January 2013
Other Loan (1)	1,000	—	1,000	1,000	December 2010
Junior Participation (1) (4) (5) (6)	14,189	—	10,168	9,938	April 2008
Loan loss reserves (5)	—	—	(10,550)	(10,550)
	$40,189	$376,889	$28,040	$26,993

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

(5)    This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008.  Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data.  We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)    This loan is on non-accrual status.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

At March 31, 2010 and December 31, 2009 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at March 31, 2010 and December 31, 2009, respectively, was as follows (in thousands):

Property	Interest Rate (1)	Maturity Date	March 31, 2010	December 31, 2009
919 Third Avenue New York, NY (2) (3)	6.87%	8/2011	$223,343	$224,104

(1)    Effective interest rate for the three months ended March 31, 2010.

(2)    We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  We consolidate this joint venture.

(3)    Held in a bankruptcy remote special purpose entity.

At March 31, 2010, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest expense	$13,820	$15,521
Interest income	(11)	(98)
Interest expense, net	$13,809	$15,423
Interest capitalized	$—	$28

At March 31, 2010, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,737	6.00%	10	March 31, 2016
June 27, 2005 (2)	94,084	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$892,428

(1)             Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the three months ended March 31, 2010, we repurchased approximately $21.4 million of these notes and realized a net loss on early extinguishment of debt of approximately $0.1 million.  On the Merger date, $13.1 million was recorded in equity.  As of March 31, 2010, approximately $0.5 million remained unamortized.

(3)             SL Green and the operating partnership are co-obligors of this financing.

In March 2010, SL Green commenced a cash tender offer, or Tender Offer, to purchase up to $250.0 million aggregate principal amount of its outstanding 3.000% Exchangeable Senior Notes due 2027 issued by its operating partnership, and the outstanding 4.000% Exchangeable Senior Debentures due 2025, 5.150% Notes due 2011 and 5.875% Notes due 2014 issued by Reckson. The Tender Offer expired at 12:00 midnight, New York City time, on April 7, 2010.

In April 2010, SL Green completed the Tender Offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by its operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

ROP and certain of its subsidiaries provide a senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of March 31, 2010, the maximum amount of ROP’s guaranty obligation was $621.0 million.

The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement.  The Overall Guaranty Limitation is the sum of $500 million plus 95% of Reckson’s aggregate outstanding unsecured 5.15% notes due 2011, 5.875% notes due 2014, 4.000% exchangeable debentures due 2025 and 6.0% notes due 2016. Pari Passu Indebtedness includes all indebtedness owed by the operating partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under SL Green’s 2007 unsecured revolving credit facility.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2010 and December 31, 2009, we were in compliance with all such covenants.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, senior unsecured notes (net of discount) and our share of joint venture debt as of March 31, 2010, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$3,463	$—	$94,084	$97,547	—
2011	3,224	216,656	123,607	343,487	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	150,000	150,000	—
Thereafter	—	—	524,737	524,737	94,500
	$6,687	$216,656	$892,428	$1,115,771	$94,500

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.1 billion, compared to the book value of the related fixed rate debt of approximately $1.1 billion.  Our structured finance investments had an estimated fair value ranging between $16.8 million and $25.2 million, compared to the book value of the related investments of approximately $28.0 million at March 31, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9.  Partners’ Capital

Prior to the Merger, a Class A common unit of ROP and a share of common stock of Reckson Associates Realty Corp., or RARC, had similar economic characteristics as they effectively shared equally in the net income or loss and distributions of ROP.  Since consummation of the Merger on January 25, 2007, the operating partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary Wyoming Acquisition GP LLC, or WAGP.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and WAGP succeeded it as the sole general partner of ROP.  Since consummation of the Merger, RARC has been a wholly-owned subsidiary of the operating partnership.

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

March 31, 2010

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

The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of March 31, 2010 (in thousands):

March 31,	Non-cancellable operating leases

2010	$7,457
2011	7,724
2012	7,594
2013	7,594
2014	7,594
Thereafter	247,237
Total minimum lease payments	$285,200

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

Selected results of operations for the three months ended March 31, 2010 and 2009 and selected asset information as of March 31, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended March 31, 2010	$88,226	$973	$89,199
Three months ended March 31, 2009	85,030	939	85,969

Income (loss) from continuing operations before noncontrolling interest and discontinued operations:
Three months ended March 31, 2010	$14,570	$882	$15,452
Three months ended March 31, 2009	12,448	595	13,043

Total assets
As of:
March 31, 2010	$3,937,589	$28,040	$3,965,629
December 31, 2009	3,942,897	26,993	3,969,890

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The table below reconciles income from continuing operations before minority interest to net income available to common unitholders for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2010	2009

Income from continuing operations	$15,452	$13,043
Net income (loss) gains from discontinued operations	—	(25)
Net income	15,452	13,018
Net income attributable to noncontrolling interests in other partnerships	(3,716)	(3,327)
Net income attributable to ROP common unitholders	$11,736	$9,691

13.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  We paid Alliance approximately $0.2 million and $0.6 million for three months ended March 31, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

14.  Subsequent Events

On May 10, 2010, ROP notified the holders of its outstanding 4.00% Exchangeable Senior Debentures due 2025  (the “Debentures”) of their option, pursuant to the terms of the Debentures, to require it to purchase, on June 15, 2010 (the “Put Date”), all or a portion of such holders’ Debentures (the “Put Option”) at a purchase price, in cash, equal to $1,000 per $1,000 principal amount at maturity of the Debentures.  The opportunity to surrender Debentures for purchase pursuant to the Put Option will terminate at 5:00 p.m., New York City time, on June 8, 2010. The Put Date is an interest payment date under the terms of the Debentures.  Accordingly, interest accrued up to, but excluding, the Put Date will be paid to all holders, including those that validly tender and do not validly withdraw their Debentures.  ROP will pay the purchase price for the Debentures solely with cash. If all outstanding Debentures are surrendered for purchase pursuant to the Put Option, the aggregate cash purchase price will be approximately $81.4 million.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew, Wyoming Acquisition GP LLC, or WAGP, succeeded it as the sole general partner of ROP.  WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership.  The sole limited partner of ROP is the operating partnership.

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.

On January 25, 2007, SL Green Realty Corp., or SL Green, completed the acquisition of all of the outstanding shares of common stock of RARC pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, RARC and ROP.  SL Green paid approximately $6.0 billion, inclusive of transaction costs, for Reckson.  This transaction is referred to herein as the Merger.

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

As of March 31, 2010, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.9%

Suburban	Consolidated properties	16	2,642,100	84.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	92.8%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.5 million.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts and reserve for possible credit losses.  There have been no changes to these policies in 2010.

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

The following section compares the results of operations for the three months ended March 31, 2010 to the three months ended March 31, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$72.2	$70.2	$2.0	2.9%
Escalation and reimbursement revenue	13.4	14.4	(1.0)	(6.9)
Total	$85.6	$84.6	$1.0	1.2%

At March 31, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.9% and 0.3% higher, respectively, than then existing in-place fully escalated rents.  Approximately 8.2% of the space leased at our consolidated properties expires during the remainder of 2010.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.3	$0.3	$—	—%
Investment and other income	3.6	1.4	2.2	157.1
Total	$3.9	$1.7	$2.2	129.4%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At March 31, 2010, we estimated that current market rents at our Suburban joint venture asset was approximately 2.6% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to an increase in lease buy out income earned.

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$18.7	$19.5	$(0.8)	(4.1)%
Real estate taxes	14.7	14.4	0.3	2.1
Ground rent	2.2	2.2	—	—
Total	$35.6	$36.1	$(0.5)	(1.4)%

Operating expenses decreased compared to the same period in the prior year.  The decrease was primarily attributable to decreases in repairs and maintenance and utilities.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$13.8	$15.4	$(1.6)	(10.4)%
Depreciation and amortization expense	24.4	23.5	0.9	3.8
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$38.3	$39.0	$(0.7)	(1.8)%

The decrease in interest expense was due to the redemption of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%.  We also repurchased approximately $219.3 million of our 4% exchangeable senior unsecured notes and unsecured bonds during 2009 and 2010, thereby reducing our interest expense during the first quarter of 2010.

Liquidity and Capital Resources

We are currently experiencing a global economic downturn and credit crunch although positive signs have started to materialize.  As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  In the few instances in which debt is available, it is at a cost much higher than in the recent past.

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash on hand, cash flow from operations and net proceeds from divestitures of properties and redemptions of structured finance investments, and proceeds from debt offerings.

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

Cash and cash equivalents were $20.6 million and $17.9 million at March 31, 2010 and March 31, 2009, respectively, representing an increase of $2.7 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three Months Ended March 31,
			Increase
	2010	2009	(Decrease)

Net cash provided by operating activities	$13,608	$12,148	$1,460
Net cash (used in) provided by investing activities	$(5,007)	$(4,058)	$(949)
Net cash used in financing activities	$(9,992)	$(13,305)	$3,313

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2010, our portfolio was 92.8% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2010, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(817)
Distributions from joint ventures	33
Other investing activities	(165)

We generally fund our investment activity through property-level financing and asset sales.  During the three months ended March 31, 2010, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$187,903
Proceeds from debt obligations	250,000
Contributions	(199,505)
Distributions and other financing activities	(231,807)
Deferred loan costs	(3,278)

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

Contractual Obligations

Combined aggregate principal maturities of mortgages payable and senior unsecured notes (net of discount), our share of joint venture debt, including extension options, estimated interest expense, and our obligations under our ground leases, as of March 31, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$3,463	$219,880	$—	$—	$—	$—	$223,343
Senior unsecured notes	94,084	123,607	—	—	150,000	524,737	892,428
Ground leases	7,457	7,724	7,594	7,594	7,594	247,237	285,200
Estimated interest expense	51,199	55,460	44,724	44,724	40,318	131,367	367,792
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$156,203	$406,671	$52,318	$52,318	$197,912	$997,841	$1,863,263

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004	$123,607	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	274,737	6.00%	10	March 31, 2016
June 27, 2005 (2)	94,084	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$892,428

(1)    Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)    Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the three months ended March 31, 2010, we repurchased approximately $21.4 million of these notes and realized net loss on early extinguishment of debt of approximately $0.1 million.  On the Merger dated, $13.1 million was recorded in equity.  As of March 31, 2010, approximately $0.5 million remained unamortized.

(3)    SL Green and the operating partnership are co-obligators of this financing.

In March 2010, SL Green commenced a cash tender offer, or Tender Offer, to purchase up to $250.0 million aggregate principal amount of its outstanding 3.000% Exchangeable Senior Notes due 2027 issued by its operating partnership, and the outstanding 4.000% Exchangeable Senior Debentures due 2025, 5.150% Notes due 2011 and 5.875% Notes due 2014 issued by Reckson. The Tender Offer expired at 12:00 midnight, New York City time, on April 7, 2010.

In April 2010, SL Green completed the Tender Offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by its operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

On March 16, 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Merger, were redeemed.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.1 billion, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2010, we will incur approximately $26.1 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow, borrowings under SL Green’s credit facility and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by SL Green.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respecitively.  We paid Alliance approximately $0.2 million and $0.6 million for three months ended March 31, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies-Accounting Standards Updates” in the accompanying financial statements.

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of the SL Green’s Annual Report on Form 10-K for the year ended December 31, 2009 contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.  Our exposures to market risk have not changed materially since December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our 100% indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of March 16, 2010, among Reckson Operating Partnership, L.P., as Issuer, SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Co-Obligors, and The Bank of New York Mellon, as Trustee.	8-K*		4.1	3/17/2010

4.2	Form of 7.75% Senior Note due 2020 of Reckson Operating Partnership, L.P., SL Green and SL Green OP (included in the Indenture filed as Exhibit 4.1 of this Report.	8-K*		4.2	3/17/2010

4.3	Registration Rights Agreement, dated as of March 16, 2010, among Reckson Operating Partnership, L.P., and SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Co-Obligors, and Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.	8-K*		4.3	3/17/2010

31.1	Certification of Marc Holliday President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X

31.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X

32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

    * Previously filed as an exhibit to the Company’s filing with the SEC and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

	By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Treasurer

Date: May 13, 2010