Form 10-Q
period 2010-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2010-08-12
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.         FINANCIAL INFORMATION

ITEM 1.       Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$643,902	$643,667
Building and improvements	3,303,932	3,294,632
	3,947,834	3,938,299
Less: accumulated depreciation	(306,946)	(259,773)
	3,640,888	3,678,526
Cash and cash equivalents	20,280	22,030
Restricted cash	9,378	9,180
Tenant and other receivables, net of allowance of $2,483 and $3,016 in 2010 and 2009, respectively	6,119	10,138
Deferred rents receivable, net of allowance of $6,135 and $5,362 in 2010 and 2009, respectively	48,938	42,132
Structured finance investments, net of allowance of $10,550 in both 2010 and 2009, respectively	27,810	26,993
Investment in unconsolidated joint venture	49,026	51,313
Deferred costs, net of accumulated amortization of $4,503 and $3,123 in 2010 and 2009, respectively	23,543	18,047
Other assets	105,411	111,531
Total assets	$3,931,393	$3,969,890

Liabilities
Mortgage note payable	$222,333	$224,104
Senior unsecured notes	708,804	663,155
Accrued interest payable and other liabilities	13,135	8,733
Accounts payable and accrued expenses	20,289	34,785
Deferred revenue	250,369	275,451
Security deposits	8,628	8,475
Total liabilities	1,223,558	1,214,703

Commitments and Contingencies	—	—

Capital
General partner capital - ROP	2,210,744	2,258,389
Limited partner capital	—	—
Noncontrolling interests in other partnerships	497,091	496,798
Total capital	2,707,835	2,755,187
Total liabilities and capital	$3,931,393	$3,969,890

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental revenue, net	$71,164	$71,687	$143,381	$141,888
Escalation and reimbursement	12,292	13,654	25,691	28,025
Investment income	100	488	1,072	1,427
Other income	2,166	1,154	4,777	1,616
Total revenues	85,722	86,983	174,921	172,956
Expenses
Operating expenses (including $2,046 and $4,065, $2,379 and $4,643 paid to affiliates in 2010 and 2009, respectively	18,623	18,411	37,342	37,906
Real estate taxes	14,683	14,228	29,365	28,590
Ground rent	2,161	2,161	4,322	4,322
Interest expense, net of interest income	16,057	14,239	29,866	29,662
Amortization of deferred finance costs	98	—	111	—
Depreciation and amortization	24,028	23,356	48,472	46,897
Loan loss reserves	—	24,907	—	24,907
Marketing, general and administrative	116	95	214	230
Total expenses	75,766	97,397	149,692	172,514
Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, noncontrolling interest and discontinued operations	9,956	(10,414)	25,229	442
Equity in net income from unconsolidated joint venture	185	287	476	568
Gain (loss) on early extinguishment of debt	(1,089)	1,774	(1,202)	3,682
Income (loss) from continuing operations	9,052	(8,353)	24,503	4,692
Income (loss) from discontinued operations	—	(16)	—	(42)
Net income (loss)	9,052	(8,369)	24,503	4,650
Net income attributable to noncontrolling interests in other partnerships	(3,185)	(3,647)	(6,901)	(6,975)
Net income (loss) attributable to ROP common unitholders	$5,867	$(12,016)	$17,602	$(2,325)

Amounts attributable to ROP common unitholders:
Income from continuing operations	$5,867	$(12,000)	$17,602	$(2,283)
Discontinued operations	—	(16)	—	(42)
Net income (loss)	$5,867	$(12,016)	$17,602	$(2,325)

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six months ended June 30,	Six months ended June 30,
	2010	2009
Operating Activities
Net income	$24,503	$4,650
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,583	46,897
Equity in net income from unconsolidated joint venture	(476)	(568)
Distributions of cumulative earnings from unconsolidated joint venture	476	568
Loss (gain) on early extinguishment of debt	1,202	(3,682)
Loan loss reserve	—	24,907
Deferred rents receivable	(6,806)	(6,164)
Other non-cash adjustments	(11,956)	(7,647)
Changes in operating assets and liabilities:
Restricted cash – operations	(190)	(219)
Tenant and other receivables	4,486	(646)
Deferred lease costs	(2,693)	(1,955)
Other assets	(4,201)	630
Accounts payable, accrued expenses and other liabilities	(10,554)	(10,125)
Net cash provided by operating activities	42,374	46,646
Investing Activities
Additions to land, buildings and improvements	(12,801)	(12,926)
Restricted cash-capital improvements	(8)	(7)
Distributions in excess of cumulative earnings from unconsolidated joint venture	2,287	2,466
Mortgage loans receivable, net	65	38,616
Net cash used in investing activities	(10,457)	28,149
Financing Activities
Repayments of mortgage note payable	(1,771)	(1,656)
Net proceeds from senior unsecured notes	250,000	—
Repayments of senior unsecured notes	(205,859)	(268,438)
Contributions from common unitholders	325,282	402,737
Distributions to noncontrolling interests in other partnerships	(6,608)	(9,480)
Distributions to common unitholders	(390,529)	(199,804)
Deferred loan costs	(4,182)	—
Net cash used in financing activities	(33,667)	(76,641)
Net decrease in cash and cash equivalents	(1,750)	(1,846)
Cash and cash equivalents at beginning of period	22,030	23,114
Cash and cash equivalents at end of period	$20,280	$21,268

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

As of June 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	94.1%

Suburban	Consolidated properties	16	2,642,100	84.0%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.7%

(1)           The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.7 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2010 and December 31, 2009, the consolidated results of their operations for the three and six months ended June 30, 2010 and 2009 and their cash flows for the six months ended June 30, 2010 and 2009.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

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

June 30, 2010

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss shall be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  We do not believe that the value of any of our real estate properties or equity investment in rental property was impaired at June 30, 2010 and December 31, 2009.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship and its estimated term, which generally range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

We recognized an increase of approximately $5.3 million, $10.9 million, $5.2 million and $9.8 million in rental revenue for the three and six months ended June 30, 2010 and 2009, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate debt of approximately $0.6 million, $0.9 million, $0.3 million and $2.1 million for the three and six months ended June 30, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2010 and December 31, 2009 (amounts in thousands).

	June 30, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(73,134)	(62,813)
Net	$93,944	$104,265

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(127,859)	(106,627)
Net	$246,091	$267,323

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves in 2010 and $24.9 million and $24.9 million in loan loss reserves or charge offs during the three and six months ended June 30, 2009, respectively, on investments held to maturity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

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

•      Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•      Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 5.5% and 7.4% of our annualized rent, no other tenant in the portfolio contributed more than 4.6% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2010.  Approximately 14%, 17%, 28% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2010.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  This guidance is effective for the fourth quarter of 2010 and it only amends existing disclosure requirements.

In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination.  This guidance is effective for the third quarter of 2010, though early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.

3.  Property Dispositions and Assets Held for Sale

At June 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 100/120 White Plains Road.

The following table summarizes income from discontinued operations for the three and six months ended March 31, 2009 (in thousands).  No assets were considered as held for sale during the six months ended June 30, 2010.

	Three months ended June 30,	Six months ended June 30,
	2009	2009
Revenues
Rental revenue	$—	$—
Escalation and reimbursement revenues	3	(3)
Investment and other income	—	—
Total revenues	3	(3)
Operating expenses	19	39
Real estate taxes	—	—
Depreciation and amortization	—	—
Total expenses	19	39
Loss from discontinued operations	$(16)	$(42)

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

4.  Structured Finance Investments

As of June 30, 2010 and December 31, 2009, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 0.4% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(3)(5)(6)	$25,000	$312,676	$27,422	$26,605	January 2013
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1) (4)(5)(6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves(5)	—	—	(10,550)	(10,550)
	$40,189	$312,676	$27,810	$26,993

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

(6)   This loan is on non-accrual status.

At June 30, 2010 and December 31, 2009 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contained partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, after September 20, 2009 the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV.  We account for the Court Square JV under the equity method of accounting. We have also concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business that result in shared power of the activities that most significantly impact the performance of the joint venture.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at June 30, 2010 and December 31, 2009, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	June 30, 2010	December 31, 2009
919 Third Avenue New York, NY (2)(3)	6.87%	8/2011	$222,333	$224,104

(1)          Effective interest rate for the three and six months ended June 30, 2010.

(2)          We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  We consolidate this joint venture.

(3)          Held in a bankruptcy remote special purpose entity.

At June 30, 2010, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest expense	$16,067	$14,253	$29,887	$29,774
Interest income	(10)	(14)	(21)	(112)
Interest expense, net	$16,057	$14,239	$29,866	$29,662
Interest capitalized	$—	$26	$—	$—

At June 30, 2010, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(4)	98,578	5.875%	10	August 15, 2014
March 31, 2006	274,746	6.00%	10	March 31, 2016
June 27, 2005 (2) (4)	657	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$708,804

(1)   Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)   Exchangeable senior debentures which are currently redeemable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the six months ended June 30, 2010, we repurchased approximately $115.4 million of these notes (inclusive of the tender offer described in Note (4) and $80.7 million repurchased pursuant to their terms.) and realized a net loss on early extinguishment of debt of approximately $0.3 million.  On the date of the Merger, $13.1 million was recorded in equity.  As of June 30, 2010, this was fully amortized.

(3)   SL Green and the operating partnership are co-obligors of this financing.

(4)   In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of its outstanding 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.150% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

ROP and certain of its subsidiaries provide a senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of June 30, 2010, the maximum amount of ROP’s guaranty obligation was $566.1 million.

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

On March 16, 2009, ROP’s $200.0 million, 7.75% unsecured notes matured and were repaid at par.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of June 30, 2010, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$2,453	$—	$—	$2,453	—
2011	3,224	216,656	84,823	304,703	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
Thereafter	—	—	525,403	525,403	94,500
	$5,677	$216,656	$708,804	$931,137	$94,500

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $0.9 billion, compared to the book value of the related fixed rate debt of approximately $0.9 billion.  Our structured finance investments had an estimated fair value ranging between $16.7 million and $25.0 million, compared to the book value of the related investments of approximately $27.8 million at June 30, 2010.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

	Class A Common Units	Noncontrolling Interest
Balance at December 31, 2009	$2,258,389	$496,798
Net income	17,602	6,901
Contributions	325,282	—
Distributions	(390,529)	(6,608)

Balance at June 30, 2010	$2,210,744	$497,091

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

The following is a schedule of future minimum lease payments under noncancellable operating lease obligations with initial terms in excess of one year as of June 30, 2010 (in thousands):

June 30,	Non-cancellable operating leases

2010	$7,091
2011	7,724
2012	7,594
2013	7,594
2014	7,594
Thereafter	247,237
Total minimum lease payments	$284,834

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

Selected results of operations for the three and six months ended June 30, 2010 and 2009 and selected asset information as of June 30, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended June 30, 2010	$85,622	$100	$85,722
Three months ended June 30, 2009	86,495	488	86,983
Six months ended June 30, 2010	173,849	1,072	174,921
Six months ended June 30, 2009	171,529	1,427	172,956

Income (loss) from continuing operations:
Three months ended June 30, 2010	$9,036	$16	$9,052
Three months ended June 30, 2009	16,263	(24,616)	(8,353)
Six months ended June 30, 2010	23,606	897	24,503
Six months ended June 30, 2009	28,668	(23,976)	4,692

Total assets
As of:
June 30, 2010	$3,903,583	$27,810	$3,931,393
December 31, 2009	3,942,897	26,993	3,969,890

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

The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$9,052	$(8,353)	$24,503	$4,692
Net loss from discontinued operations	—	(16)	—	(42)
Net income (loss)	9,052	(8,369)	24,503	4,650
Net income attributable to noncontrolling interests in other partnerships	(3,185)	(3,647)	(6,901)	(6,975)
Net income (loss) attributable to ROP common unitholders	$5,867	$(12,016)	$17,602	$(2,325)

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

13.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million, $0.9 million, $0.5 million and $0.8 million for the three and six months ended June 30, 2010 and 2009, respectively.  We paid Alliance approximately $0.3 million, $0.5 million, $0.7 million and $1.3 million for three and six months ended June 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $2.0 million, $0.9 million and $1.9 million for the three and six months ended June 30, 2010 and 2009, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $1.6 million, $0.7 million and $1.5 million for the three and six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	94.1%

Suburban	Consolidated properties	16	2,642,100	84.0%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.7%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $65.7 million.

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

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

The following section compares the results of operations for the three months ended June 30, 2010 to the three months ended June 30, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$71.2	$71.7	$(0.5)	(0.7)%
Escalation and reimbursement revenue	12.3	13.7	(1.4)	(10.2)
Total	$83.5	$85.4	$(1.9)	(2.2)%

Occupancy at the Reckson properties was 91.7% at June 30, 2010 compared to 95.0% at June 30, 2009.  At June 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.6% and 0.1% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.7% of the space leased at our consolidated properties expires during the remainder of 2010.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.2	$0.3	$(0.1)	(33.3)%
Investment and other income	2.3	1.6	0.7	43.8
Total	$2.5	$1.9	$0.6	31.6%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2010, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to an increase in lease buy out income earned as well as real estate tax refunds received.

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$18.6	$18.4	$0.2	1.1%
Real estate taxes	14.7	14.2	0.5	3.5
Ground rent	2.2	2.2	—	—
Total	$35.5	$34.8	$0.7	2.0%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in repairs and maintenance and payroll costs which were partially offset by reductions in utilities.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$16.2	$14.2	$2.0	14.1%
Depreciation and amortization expense	24.0	23.4	0.6	2.6
Loan loss reserves	—	24.9	(24.9)	(100.0)
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$40.3	$62.6	$(22.3)	(35.6)%

The increase in interest expense was due to the issuance of $250.0 million of senior unsecured notes in March 2010, which bear interest at a rate of 7.75%.  These interest costs exceeded the interest savings generated by the repurchases of our 4.00% exchangeable senior unsecured notes and other unsecured bonds during 2009 and 2010.

The reduction in loan loss reserves is due to the recognition of a loss on the sale of a structured finance investment in 2009.  We have not recorded any loan loss reserves in 2010.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

The following section compares the results of operations for the six months ended June 30, 2010 to the six months ended June 30, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$143.4	$141.9	$1.5	1.1%
Escalation and reimbursement revenue	25.7	28.0	(2.3)	(8.2)
Total	$169.1	$169.9	$(0.8)	(0.5)%

Occupancy at the Reckson properties was 91.7% at June 30, 2010 compared to 95.0% at June 30, 2009.  At June 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.6% and 0.1% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.7% of the space leased at our consolidated properties expires during the remainder of 2010.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.5	$0.6	$(0.1)	(16.7)%
Investment and other income	5.8	3.0	2.8	93.3
Total	$6.3	$3.6	$2.7	75.0%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At June 30, 2010, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to an increase in lease buy out income earned.

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$37.3	$37.9	$(0.6)	(1.6)%
Real estate taxes	29.4	28.6	0.8	2.8
Ground rent	4.3	4.3	—	—
Total	$71.0	$70.8	$0.2	0.3%

Operating expenses decreased compared to the same period in the prior year.  The decrease was primarily attributable to decreases in utilities and professional fees which were partially offset by increases in payroll and repairs and maintenance costs.  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$30.0	$29.7	$0.3	1.0%
Depreciation and amortization expense	48.5	46.9	1.6	3.4
Loan loss reserves	—	24.9	(24.9)	(100.0)
Marketing, general and administrative expense	0.2	0.2	—	—
Total	$78.7	$101.7	$(23.0)	(22.6)%

The increase in interest expense was due to the issuance of $250.0 million of senior unsecured notes in March 2010, which bear interest at a rate of 7.75%.  These interest costs exceeded the interest savings generated by the purchases of our 4.00% exchangeable senior unsecured notes and other unsecured bonds during 2009 and 2010.

The reduction in loan loss reserves is due to the recognition of a loss on the sale of a structured finance investment in 2009.  We have not recorded any loan loss reserves in 2010.

Liquidity and Capital Resources

We continue to experience a global economic downturn and difficult credit environment although positive signs have started to materialize.  As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  When debt is available, it is generally at a cost higher than may have been available in the recent past.

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $20.3 million and $21.3 million at June 30, 2010 and 2009, respectively, representing a decrease of $1.0 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2010	2009	Increase (Decrease)

Net cash provided by operating activities	$42,374	$46,646	$(4,272)
Net cash (used in) provided by investing activities	$(10,457)	$28,149	$(38,606)
Net cash used in financing activities	$(33,667)	$(76,641)	$42,974

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2010, our portfolio was 91.7% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2010, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$125
Distributions from joint ventures	(179)
Other investing activities	(38,552)

We generally fund our investment activity through property-level financing and asset sales.  During the six months ended June 30, 2010, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$62,464
Proceeds from debt obligations	250,000
Contributions	(77,455)
Distributions and other financing activities	(187,853)
Deferred loan costs	(4,182)

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

Contractual Obligations

Combined aggregate principal maturities of mortgage note payable and senior unsecured notes (net of discount), our share of joint venture debt, including extension options, estimated interest expense, and our obligations under our ground leases, as of June 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgage	$2,453	$219,880	$—	$—	$—	$—	$222,333
Senior unsecured notes	—	84,823	—	—	98,578	525,403	708,804
Ground leases	7,091	7,724	7,594	7,594	7,594	247,237	284,834
Estimated interest expense	30,645	51,468	41,731	41,731	38,835	131,382	335,792
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$40,189	$363,895	$49,325	$49,325	$145,007	$998,522	$1,646,263

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(4)	98,578	5.875%	10	August 15, 2014
March 31, 2006	274,746	6.00%	10	March 31, 2016
June 27, 2005 (2) (4)	657	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$708,804

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)

Exchangeable senior debentures which are currently redeemable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2010, we repurchased approximately $115.4 million of these notes (inclusive of the Tender Offer described in Note (4) and $80.7 million repurchased pursuant to their terms) and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger, $13.1 million was recorded in equity. As of June 30, 2010, this was fully amortized.

(3)	SL Green and the operating partnership are co-obligators.
(4)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of its 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

On March 16, 2009, ROP’s $200.0 million, 7.75% unsecured notes matured and were repaid at par.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2010, we will incur approximately $20.0 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings and potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million, $0.9 million, $0.5 million and $0.8 million for the three and six months ended June 30, 2010 and 2009, respectively.  We paid Alliance approximately $0.3 million, $0.5 million, $0.7 million and $1.3 million for three and six months ended June 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $2.0 million, $0.9 million and $1.9 million for the three and six months ended June 30, 2010 and 2009, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires on December 31, 2010.  The second portfolio maintains a limit of

$600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2010.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

•                  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective September 1, 2009 Belmont increased its terrorism coverage from $250 million to $400 million in an upper layer.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of the remaining balance of a loss, with the remaining 85% covered by the fereral government.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million.  Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green’s 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $1.6 million, $0.7 million and $1.5 million for the three and six months ended June 30, 2010 and 2009, respectively.

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

•                  market interest rates could adversely affect the market price of SL Green’s common stock, as well as our performance and cash flows;

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of the SL Green’s and ROP’s respective Annual Reports on Form 10-K for the year ended December 31, 2009 contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of June 30, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.               RISK FACTORS

We encourage you to read “Item 1A of Part 1-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our indirect parent company.

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

Date:       August 12, 2010