Form 10-Q
period 2010-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2010-11-12
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Reckson Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$644,337	$643,667
Building and improvements	3,313,647	3,294,632
	3,957,984	3,938,299
Less: accumulated depreciation	(330,451)	(259,773)
	3,627,533	3,678,526
Cash and cash equivalents	23,309	22,030
Restricted cash	9,386	9,180
Tenant and other receivables, net of allowance of $2,459 and $3,016 in 2010 and 2009, respectively	11,134	10,138
Deferred rents receivable, net of allowance of $6,495 and $5,362 in 2010 and 2009, respectively	52,505	42,132
Structured finance investments, net of allowance of $10,550 in both 2010 and 2009, respectively	27,810	26,993
Investment in unconsolidated joint venture	48,672	51,313
Deferred costs, net of accumulated amortization of $5,301 and $3,123 in 2010 and 2009, respectively	24,209	18,047
Other assets	113,831	111,531
Total assets	$3,938,389	$3,969,890

Liabilities
Mortgage note payable	$221,305	$224,104
Senior unsecured notes	708,813	663,155
Accrued interest payable and other liabilities	9,548	8,733
Accounts payable and accrued expenses	23,513	34,785
Deferred revenue	244,205	275,451
Security deposits	8,967	8,475
Total liabilities	1,216,351	1,214,703

Commitments and Contingencies	—	—

Capital
General partner capital - ROP	2,225,331	2,258,389
Limited partner capital	—	—
Noncontrolling interests in other partnerships	496,707	496,798
Total capital	2,722,038	2,755,187
Total liabilities and capital	$3,938,389	$3,969,890

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Rental revenue, net	$71,716	$71,637	$215,097	$213,524
Escalation and reimbursement	14,451	13,072	40,141	41,097
Investment income	45	330	1,118	1,757
Other income	1,003	517	5,780	2,131
Total revenues	87,215	85,556	262,136	258,509
Expenses
Operating expenses (including $2,143 and $6,208, $2,040 and $6,683 paid to affiliates in 2010 and 2009, respectively	20,184	19,068	57,525	56,974
Real estate taxes	13,977	13,581	43,343	42,171
Ground rent	2,161	2,161	6,483	6,483
Interest expense, net of interest income	15,024	13,387	44,890	43,048
Amortization of deferred finance costs	125	—	236	—
Depreciation and amortization	24,195	28,064	72,667	74,960
Loan loss reserves	—	—	—	24,907
Marketing, general and administrative	106	142	320	373
Total expenses	75,772	76,403	225,464	248,916
Income from continuing operations before equity in net income from unconsolidated joint venture, gain (loss) on early extinguishment of debt, noncontrolling interest and discontinued operations	11,443	9,153	36,672	9,593
Equity in net income from unconsolidated joint venture	124	269	600	837
Gain (loss) on early extinguishment of debt	—	(163)	(1,202)	3,519
Income from continuing operations	11,567	9,259	36,070	13,949
Loss from discontinued operations	—	—	—	(42)
Net income	11,567	9,259	36,070	13,907
Net income attributable to noncontrolling interests in other partnerships	(3,651)	(2,904)	(10,552)	(9,879)
Net income attributable to ROP common unitholders	$7,916	$6,355	$25,518	$4,028

Amounts attributable to ROP common unitholders:
Income from continuing operations	$7,916	$6,355	$25,518	$4,070
Discontinued operations	—	—	—	(42)
Net income	$7,916	$6,355	$25,518	$4,028

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	Class A Common Units	Noncontrolling Interest
Balance at December 31, 2009	$2,258,389	$496,798
Net income	25,518	10,552
Contributions	402,344	—
Distributions	(460,920)	(10,643)

Balance at September 30, 2010	$2,225,331	$496,707

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine months ended September 30,	Nine months ended September 30,
	2010	2009
Operating Activities
Net income	$36,070	$13,907
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,903	74,960
Equity in net income from unconsolidated joint venture	(600)	(837)
Distributions of cumulative earnings from unconsolidated joint venture	600	837
Loss (gain) on early extinguishment of debt	1,202	(3,519)
Loan loss reserve	—	24,907
Deferred rents receivable	(10,373)	(8,327)
Other non-cash adjustments	(17,210)	(11,626)
Changes in operating assets and liabilities:
Restricted cash — operations	(195)	(512)
Tenant and other receivables	(505)	(1,371)
Deferred lease costs	(4,003)	(3,144)
Other assets	(17,306)	(11,531)
Accounts payable, accrued expenses and other liabilities	(6,821)	(5,301)
Net cash provided by operating activities	53,762	68,443
Investing Activities
Additions to land, buildings and improvements	(22,951)	(22,266)
Restricted cash-capital improvements	(11)	(10)
Distributions in excess of cumulative earnings from unconsolidated joint venture	2,641	3,717
Mortgage loans receivable, net	65	40,122
Net cash (used in) provided by investing activities	(20,256)	21,563
Financing Activities
Repayments of mortgage note payable	(2,798)	(2,612)
Net proceeds from senior unsecured notes	250,000	—
Repayments of senior unsecured notes	(205,859)	(290,328)
Contributions from common unitholders	402,344	491,878
Distributions to noncontrolling interests in other partnerships	(10,643)	(13,579)
Distributions to common unitholders	(460,919)	(277,627)
Deferred loan costs	(4,352)	—
Net cash used in financing activities	(32,227)	(92,268)
Net increase (decrease) in cash and cash equivalents	1,279	(2,262)
Cash and cash equivalents at beginning of period	22,030	23,114
Cash and cash equivalents at end of period	$23,309	$20,852

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew, and Wyoming Acquisition GP LLC, or WAGP, succeeded it as the sole general partner of ROP.  WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership.  The sole limited partner of ROP is the operating partnership.

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

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	93.6%

Suburban	Consolidated properties	16	2,642,100	82.6%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.0%

(1)                                  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2010, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.1 million.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2010 and December 31, 2009, the consolidated results of their operations for the three and nine months ended September 30, 2010 and 2009 and their statement of capital for the nine months ended September 30, 2010 and their statement of cash flows for the nine months ended September 30, 2010 and 2009.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

We assess the accounting treatment for each joint venture and structured finance investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIE’s for which we are the primary beneficiary.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated and unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss shall be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.  We do not believe that the value of any of our real estate properties or equity investment in real estate property was impaired at September 30, 2010 and December 31, 2009.

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

We recognized an increase of approximately $5.2 million, $16.1 million, $4.9 million and $14.7 million in rental revenue for the three and nine months ended September 30, 2010 and 2009, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate debt of approximately $0.3 million, $1.2 million, $0.3 million and $2.4 million for the three and nine months ended September 30, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2010 and December 31, 2009 (amounts in thousands).

	September 30, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(77,817)	(62,813)
Net	$89,261	$104,265

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(137,780)	(106,627)
Net	$236,170	$267,323

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves in 2010 and the three months ended September 30, 2009, and $24.9 million in loan loss reserves or charge offs during the nine months ended September 30, 2009, on investments held to maturity.

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

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 5.5% and 7.4% of our annualized rent, no other tenant in the portfolio contributed more than 4.7% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2010.  Approximately 14%, 17%, 29% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2010.

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

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

trouble debt restructuring.  This guidance is effective for the fourth quarter of 2010 and as it only amends existing disclosure requirements we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination.  This guidance is effective for the third quarter of 2010, though early adoption is permitted.  Adoption of this guidance in the third quarter did not have a material effect on our consolidated financial statements.

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

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2009 (in thousands).  No assets were considered as held for sale during the nine months ended September 30, 2010.

	Three months ended September 30,	Nine months ended September 30,
	2009	2009
Revenues
Rental revenue	$—	$—
Escalation and reimbursement revenues	—	(3)
Investment and other income	—	—
Total revenues	—	(3)
Operating expenses	—	39
Real estate taxes	—	—
Depreciation and amortization	—	—
Total expenses	—	39
Loss from discontinued operations	$—	$(42)

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

4.  Structured Finance Investments

As of September 30, 2010 and December 31, 2009, we held the following structured finance investments, with an aggregate weighted average current yield of approximately 0.4% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(3)(5)(6)	$25,000	$309,985	$27,422	$26,605	January 2013
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1)(4)(5)(6)	14,189	—	9,938	9,938	April 2008
Loan loss reserves(5)	—	—	(10,550)	(10,550)
	$40,189	$309,985	$27,810	$26,993

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

(6)          This loan is on non-accrual status.

At September 30, 2010 and December 31, 2009 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contained partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square JV requires approvals of members for certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV.  We have concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV’s business that result in shared power of the activities that most significantly impact the performance of the joint venture.  We account for the Court Square JV under the equity method of accounting.

6.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at September 30, 2010 and December 31, 2009, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	September 30, 2010	December 31, 2009
919 Third Avenue New York, NY (2)(3)	6.87%	8/2011	$221,305	$224,104

(1)	Effective interest rate for the three months ended September 30, 2010.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

At September 30, 2010, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.  Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$15,031	$13,398	$44,918	$43,171
Interest income	(7)	(11)	(28)	(123)
Interest expense, net	$15,024	$13,387	$44,890	$43,048
Interest capitalized	$—	$—	$—	$54

At September 30, 2010, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

7.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(4)	98,578	5.875%	10	August 15, 2014
March 31, 2006	274,755	6.00%	10	March 31, 2016
June 27, 2005 (2) (4)	657	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$708,813

(1)          Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)          Exchangeable senior debentures which are currently redeemable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the nine months ended September 30, 2010, SL Green repurchased approximately $115.4 million of these notes (inclusive of the tender offer described in Note (4) and $80.7 million repurchased pursuant to their terms.) and realized a net loss on early extinguishment of debt of approximately $0.3 million.  On the date of the Merger, $13.1 million was recorded in equity.  As of June 30, 2010, this was fully amortized.

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

ROP and certain of its subsidiaries provide a senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of September 30, 2010, the maximum amount of ROP’s guaranty obligation was $575.4 million.

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

September 30, 2010

On March 16, 2009, ROP’s $200.0 million, 7.75% unsecured notes matured and were repaid at par.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of September 30, 2010, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$1,425	$—	$—	$1,425	—
2011	3,224	216,656	84,823	304,703	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
Thereafter	—	—	525,412	525,412	94,500
	$4,649	$216,656	$708,813	$930,118	$94,500

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $0.9 billion, compared to the book value of the related fixed rate debt of approximately $0.9 billion at September 30, 2010.  Our structured finance investments had an estimated fair value ranging between $16.7 million and $25.0 million, compared to the book value of the related investments of approximately $27.8 million at September 30, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

September 30, 2010

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

The following is a schedule of future minimum lease payments under noncancellable operating lease obligations with initial terms in excess of one year as of September 30, 2010 (in thousands):

September 30,	Non-cancellable operating leases

2010	$2,093
2011	7,724
2012	7,594
2013	7,594
2014	7,594
Thereafter	247,237
Total minimum lease payments	$279,836

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

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Selected results of operations for the three and nine months ended September 30, 2010 and 2009 and selected asset information as of September 30, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues:
Three months ended September 30, 2010	$87,170	$45	$87,215
Three months ended September 30, 2009	85,226	330	85,556
Nine months ended September 30, 2010	259,816	1,118	260,934
Nine months ended September 30, 2009	256,752	1,757	258,509

Income (loss) from continuing operations:
Three months ended September 30, 2010	$11,600	$(33)	$11,567
Three months ended September 30, 2009	9,020	239	9,259
Nine months ended September 30, 2010	35,204	866	36,070
Nine months ended September 30, 2009	37,715	(23,766)	13,949

Total assets
As of:
September 30, 2010	$3,910,579	$27,810	$3,938,389
December 31, 2009	3,942,897	26,993	3,969,890

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

The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2010	2009	2010	2009

Income from continuing operations	$11,567	$9,259	$36,070	$13,949
Net loss from discontinued operations	—	—	—	(42)
Net income	11,567	9,259	36,070	13,907
Net income attributable to noncontrolling interests in other partnerships	(3,651)	(2,904)	(10,552)	(9,879)
Net income attributable to ROP common unitholders	$7,916	$6,355	$25,518	$4,028

13.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  A consolidated affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit  participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million, $1.4 million, $0.3 million and $1.1 million for the three and nine months ended September 30, 2010 and 2009, respectively.  We paid Alliance approximately $0.3 million, $0.8 million, $0.4 million and $1.7 million for three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $3.0 million, $0.9 million and $2.8 million for the three and nine months ended September 30, 2010 and 2009, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $2.4 million, $0.7 million and $2.2 million for the three and nine months ended September 30, 2010 and 2009, respectively.

Reckson Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro Area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metro Area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	93.6%

Suburban	Consolidated properties	16	2,642,100	82.6%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.0%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2010, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.1 million.

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

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The following section compares the results of operations for the three months ended September 30, 2010 to the three months ended September 30, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$71.7	$71.6	$0.1	0.01%
Escalation and reimbursement revenue	14.5	13.1	1.4	10.7
Total	$86.2	$84.7	$1.5	1.8%

Occupancy at the Reckson properties was 89.1% at September 30, 2010 compared to 94.0% at September 30, 2009.  At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.1% lower and 1.0% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our consolidated properties expires during the remainder of 2010.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.1	$0.3	$(0.2)	(66.7)%
Investment and other income	1.0	0.8	0.2	25.0
Total	$1.1	$1.1	$—	—%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2010, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to an increase in lease buy out income earned as well as real estate tax refunds received.

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$20.2	$19.1	$1.1	5.8%
Real estate taxes	14.0	13.6	0.4	2.9
Ground rent	2.2	2.2	—	—
Total	$36.4	$34.9	$1.5	4.3%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in utilities ($0.3 million), payroll costs ($0.4 million) and other expenses ($0.4 million).  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$15.1	$13.4	$1.7	12.7%
Depreciation and amortization expense	24.2	28.1	(3.9)	(13.9)
Loan loss reserves	—	—	—	—
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$39.4	$41.6	$(2.2)	(5.3)%

The increase in interest expense was due to the issuance of $250.0 million of senior unsecured notes in March 2010, which bear interest at a rate of 7.75%.  These interest costs exceeded the interest savings generated by the repurchases of our 4.00% exchangeable senior unsecured notes and other unsecured bonds during 2009 and 2010.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

The following section compares the results of operations for the nine months ended September 30, 2010 to the nine months ended September 30, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$215.1	$213.5	$1.6	0.8%
Escalation and reimbursement revenue	40.1	41.1	(1.0)	(2.4)
Total	$255.2	$254.6	$0.6	0.2%

Occupancy at the Reckson properties was 89.1% at September 30, 2010 compared to 94.0% at September 30, 2009.  At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.1% lower and 1.0% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our consolidated properties expires during the remainder of 2010.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.6	$0.8	$(0.2)	(25.0)%
Investment and other income	6.9	3.9	3.0	76.9
Total	$7.5	$4.7	$2.8	59.6%

Our joint venture at One Court Square is net leased to a single tenant until 2020.  As such, we do not anticipate much change in occupancy rates or net income contributions from this asset.  At September 30, 2010, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to an increase in lease buy out income earned ($2.6 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$57.5	$57.0	$0.5	0.9%
Real estate taxes	43.3	42.2	1.1	2.6
Ground rent	6.5	6.5	—	—
Total	$107.3	$105.7	$1.6	1.5%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll costs ($0.9 million) and repairs and maintenance ($0.1 million) which were partially offset by decreases in utilities ($0.6 million).  The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$45.1	$43.0	$2.1	4.9%
Depreciation and amortization expense	72.7	75.0	(2.3)	(3.1)
Loan loss reserves	—	24.9	(24.9)	(100.0)
Marketing, general and administrative expense	0.3	0.4	(0.1)	(25.0)
Total	$118.1	$143.3	$(25.2)	(17.6)%

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

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $23.3 million and $20.9 million at September 30, 2010 and 2009, respectively, representing an increase of $2.4 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2010	2009	Increase (Decrease)

Net cash provided by operating activities	$53,762	$68,443	$(14,681)
Net cash (used in) provided by investing activities	$(20,256)	$21,563	$(41,819)
Net cash used in financing activities	$(32,227)	$(92,268)	$60,041

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2010, our portfolio was 91.0% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2010, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(686)
Distributions from joint ventures	(1,076)
Other investing activities	(40,057)

We generally fund our investment activity through property-level financing and asset sales.  During the nine months ended September 30, 2010, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$84,283
Proceeds from debt obligations	250,000
Contributions	(89,534)
Distributions and other financing activities	(180,356)
Deferred loan costs	(4,352)

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

Contractual Obligations

Combined aggregate principal maturities of mortgage note payable and senior unsecured notes (net of discount), our share of joint venture debt, including extension options, estimated interest expense (based on interest rates in effect), and our obligations under our ground leases, as of September 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgage	$1,425	$219,880	$—	$—	$—	$—	$221,305
Senior unsecured notes	—	84,823	—	—	98,578	525,412	708,813
Ground leases	2,093	7,724	7,594	7,594	7,594	247,237	279,836
Estimated interest expense	15,313	51,468	41,731	41,731	38,835	131,382	320,460
Joint venture debt	—	—	—	—	—	94,500	94,500
Total	$18,831	$363,895	$49,325	$49,325	$145,007	$998,531	$1,624,914

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(1)	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(4)	98,578	5.875%	10	August 15, 2014
March 31, 2006	274,755	6.00%	10	March 31, 2016
June 27, 2005 (2) (4)	657	4.00%	20	June 15, 2025
March 16, 2010 (3)	250,000	7.75%	10	March 15, 2020
	$708,813

(1)          Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)          Exchangeable senior debentures which are currently redeemable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the nine months ended September 30, 2010, SL Green repurchased approximately $115.4 million of these notes (inclusive of the Tender Offer described in Note (4) and $80.7 million repurchased pursuant to their terms) and realized a net loss on early extinguishment of debt of approximately $0.3 million.  On the date of the Merger, $13.1 million was recorded in equity.  As of June 30, 2010, this was fully amortized.

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

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $0.9 billion, bears interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including a joint venture investment and structured finance investments.  These investments all have varying ownership structures.  Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement.  Our off-balance sheet arrangements are discussed in Note 4, “Structured Finance Investments” and Note 5, “Investment in Unconsolidated Joint Venture” in the accompanying financial statements.  Additional information about the debt of our unconsolidated joint venture is included in “Contractual Obligations” above.

Capital Expenditures

We estimate that for the three months ending December 31, 2010, we will incur approximately $8.3 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings and potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  A consolidated affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.5 million, $1.4 million, $0.3 million and $1.1 million for the three and nine months ended September 30, 2010 and 2009, respectively.  We paid Alliance approximately $0.3 million, $0.8 million, $0.4 million and $1.7 million for three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $3.0 million, $0.9 million and $2.8 million for the three and nine months ended September 30, 2010 and 2009, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires on December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

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

•                  General Liability: Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. SL Green has secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss.  Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•                  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $2.4 million, $0.7 million and $2.2 million for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus might not occur and actual results, performance or achievement could differ materially from that anticipated or implied in the forward-looking statements.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, the President and Treasurer of our general partner concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation of our general partner and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

We encourage you to read “Item 1A of Part I-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our indirect parent company.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P. as Issuer, Reckson Operating Partnership, L.P., as Guarantor, SL Green Realty Corp. and The Bank of New York Mellon, as Trustee.	8-K	033-84580	4.1	10/14/2010

10.1	Letter Agreement, dated September 8, 2010, to the Amended and Restated Employment and Non-competition Agreement, between SL Green Realty Corp. and Gregory F. Hughes, dated April 16, 2007.	10-Q	001-13199	10.2	11/9/10

10.2	Employment Agreement dated as of November 4, 2010, by and between SL Green Realty Corp. and James Mead.	8-K	001-13199	10.1	11/10/10

10.3	Registration Rights Agreement, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P., SL Green Realty Corp. and Citigroup Global Markets Inc.	8-K	033-84580	10.1	10/14/2010

31.1	Certification of Marc Holliday President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a_14(a) or Rule 15(d)_14(a)					X

31.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a_14(a) or Rule 15(d)_14(a)					X

32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.2	Certification of Gregory F. Hughes, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Treasurer

Date:   November 12, 2010