Form 10-K
period 2010-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2011-03-10
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 10, 2011, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Wyoming Acquisition GP LLC, or WAGP, is the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership. The sole limited partner of ROP is the operating partnership.

        ROP is engaged in the ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan Area.

        SL Green Realty Corp., or SL Green, and the operating partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.

        On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, which preceded WAGP as general partner of ROP, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, WAGP, Wyoming Acquisition Partnership LP, RARC and ROP. SL Green paid approximately $6.0 billion, inclusive of transaction costs, for RARC. This transaction is referred to herein as the Merger.

        On January 25, 2007, SL Green completed the sale of certain assets of ROP to an investment group led by certain of RARC's former executive management for total consideration of approximately $2.0 billion.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	93.6%
Suburban	Consolidated properties	16	2,642,100	81.8%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	90.8%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2010, our Manhattan properties were comprised of three fee owned properties and one leasehold property. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2010, our Suburban properties were comprised of 16 fee owned properties and one leasehold property. We refer to our Manhattan and Suburban properties collectively as our portfolio.

PART I

ITEM 1.    BUSINESS

        At December 31, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.4 million. In addition, at December 31, 2010 ROP also held approximately $26.6 million of debt investments.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2010, our corporate staff consisted of approximately 250 persons, including 190 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategies and Growth Opportunities

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of SL Green's business and growth strategies.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, and the design and condition of our properties. Although currently no other publicly traded REIT has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we and SL Green may in the future compete with such other REITs. In addition, we face competition from other real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes viewpoint than we are willing to pursue.

Manhattan Office Market Overview

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Manhattan Office Market Overview" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of SL Green's Manhattan office market overview.

Industry Segments

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Industry Segments" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of SL Green's industry segments.

Employees

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Employees" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 for a complete description of SL Green's employees.

ITEM 1A.    RISK FACTORS

        We encourage you to read "Item 1A—Risk Factors" in the Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2010.

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, and Long Island City, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

        Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and to make distributions to SL Green. We could also be affected by similar weakness in our Suburban markets.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. As of December 31, 2010, approximately 2.0 million square feet, representing approximately 34.3% of the rentable square feet, are scheduled to expire by December 31, 2015 at our consolidated properties and there are no scheduled expirations at our unconsolidated joint venture property during that period. As of December 31, 2010 these leases had annualized escalated rental income totaling approximately $85.6 million and none, respectively. We also have leases with termination options beyond 2015. If we are unable to promptly renew the leases or relet the spaces at similar rates, our cash flow and ability to service debt and make distributions to SL Green could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in commercial office properties located at 1185 Avenue of the Americas, New York and 1055 Washington Boulevard, Stamford, Connecticut are through long-term leasehold interests in the land and the improvements, rather than by ownership of a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases, including our unilateral extension rights on each of these properties, is approximately 57 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at December 31, 2010 totaled approximately $78.0 million, or 31%, of our share of total portfolio annualized revenue.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2010 for consolidated properties and our unconsolidated joint venture property, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.4% of our share of portfolio annualized rent, with three tenants, Debevoise & Plimpton, LLP , Citigroup, Inc. (and its affiliates) and Schulte, Roth and Zabel LLP, accounting for approximately 7.5%, 5.5% and 3.0% of our share of portfolio annualized rent, respectively. The financial services sector recently experienced significant turmoil. If current economic conditions persist or deteriorate, we may experience increases in past due

ITEM 1A.    RISK FACTORS

accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends to stockholders.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for office and retail space declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn and capitalization rates rose. As a result, the cost and availability of credit was, and may in down markets be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led, and in downturn periods may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in New York, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if negative economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

  •
  significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

  •
  reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

  •
  reduced liquidity in debt markets and increased credit risk premiums for certain market participants, which may impair our ability to access capital.

        These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to service our debt and pay distributions, may continue or worsen in the future.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

        We earn a significant portion of our income from renting our properties. Our operating costs, however, do not fluctuate in relation to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and make distributions to SL Green.

ITEM 1A.    RISK FACTORS

We face risks associated with property acquisitions.

        We may acquire individual properties and portfolios of properties. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

  •
  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

  •
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

        We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

  •
  liabilities for clean-up of undisclosed environmental contamination;

  •
  claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

  •
  liabilities incurred in the ordinary course of business; and

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

        We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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

        As of December 31, 2010, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, accounted for approximately 72% of our portfolio annualized

ITEM 1A.    RISK FACTORS

rent, including our share of joint venture annualized rent, and 1185 Avenue of the Americas alone accounted for approximately 29% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if tenants fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

        There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes, but is not limited to, the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2011. Additional coverage may be purchased on a stand alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2011.

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

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2010, Belmont increased its terrorism coverage from $400 million to $650 million in a layer in excess of $100 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Since December 31, 2010, Belmont acts as a direct insurer of NBCR coverage up to $600 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the federal government.

  •
  General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit.

ITEM 1A.    RISK FACTORS

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green's 2007 unsecured revolving credit facility, unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks it could result in substantially higher insurance premiums.

        In connection with this program we incurred insurance expense of approximately $3.2 million, $2.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our dependence on smaller and growth-oriented businesses to rent our office space could adversely affect our cash flow and results of operations.

        Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        Cash flow could be insufficient to pay distributions and meet the payments of principal and interest required under our current mortgage and other indebtedness, senior unsecured notes and indebtedness outstanding at our joint venture properties.

        The total principal amount of our outstanding consolidated indebtedness was approximately $928.7 million as of December 31, 2010, consisting of approximately $708.8 million under our senior unsecured notes and convertible notes, and approximately $216.7 million of non-recourse mortgage loan on one of our properties. As

ITEM 1A.    RISK FACTORS

of December 31, 2010, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million.

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

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2011, the $216.7 million of the debt on our consolidated joint venture property will mature. No debt on our unconsolidated joint venture property will mature in 2011. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially modify existing leases, and to discontinue insurance coverage. The terms of our senior unsecured notes and the operating partnership's unsecured revolving credit facility include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. These restrictions could adversely affect our results of operations and our ability to pay debt obligations and make distributions to SL Green.

Rising interest rates could adversely affect our cash flow.

        We may incur indebtedness in the future that bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2010, we had no variable rate borrowings.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

        At December 31, 2010, we had no interest rate hedge instruments. We may in the future use interest rate hedge instruments to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

No limitation on debt could adversely affect our cash flow.

        SL Green considers its business as a whole in determining the amount of leverage of itself and its subsidiaries, including us. SL Green also considers other factors in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to

ITEM 1A.    RISK FACTORS

generate cash flow to cover expected debt service. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As a result, if we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to SL Green and could increase the risk of default on our indebtedness.

Debt investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned two mezzanine loans with an aggregate book value of approximately $26.6 million at December 31, 2010. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether they are impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the underlying collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material. We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans in 2008 through 2010 was driven by the recent credit crisis, which adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We increased our provision for loan losses in 2008 and 2009 based upon the performance of our assets and conditions in the financial markets and overall economy, which continued to deteriorate in 2009. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to make distributions.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments

ITEM 1A.    RISK FACTORS

may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2010, our unconsolidated joint venture owned one property and we had an aggregate cost basis in this joint venture totaling approximately $48.5 million. As of December 31, 2010, our share of unconsolidated joint venture debt totaled approximately $94.5 million.

Certain of our joint venture agreements contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.

        Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are more favorable to our partner in the joint venture than to us. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

We may incur costs to comply with environmental laws.

        We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

        Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make distributions to stockholders.

        Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and

ITEM 1A.    RISK FACTORS

any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

We face potential conflicts of interest.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities with which senior management, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. SL Green and its tenants accounted for approximately 25.1% of Alliance's 2010 total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

        As of December 31, 2010, services were being provided by these entities to 11 of the properties owned by ROP.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and non-competition agreements.

        Stephen Green, Marc Holliday, Andrew Mathias, James Mead and Andrew Levine entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York Metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of its desire to maintain its ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

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

ITEM 1A.    RISK FACTORS

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

        SL Green has assumed that RARC has historically qualified as a REIT for United States federal income tax purposes and that SL Green would continue to be able to qualify as a REIT following the Merger. However, if RARC failed to qualify as a REIT, SL Green generally would have succeeded to significant tax liabilities including the significant tax liability that would result from a deemed sale of assets by RARC pursuant to the Merger.

We face significant competition for tenants.

        The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located. Demand for retail space has been affected by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect the ability of our company to attract and retain tenants.

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

        We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of WAGP, and Andrew Mathias, the president of SL Green. These officers have employment agreements which expire in January 2013 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations.

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

Compliance with changing or new regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

        Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and New York Stock Exchange rules, can create uncertainty for public companies. These changed or new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided

ITEM 1A.    RISK FACTORS

by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting have required the commitment of significant financial and managerial resources. In addition, it has become more difficult and expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, president and treasurer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2010, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

The Portfolio

General

        As of December 31, 2010, we owned or held interests in four consolidated commercial office properties encompassing approximately 3.8 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2010, our portfolio also included ownership interests in 16 consolidated and one unconsolidated commercial office properties located in Queens, Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.6 million rentable square feet and approximately 1.4 million rentable square feet, respectively.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2010:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
810 Seventh Avenue	1970	Times Square	692,000	9	80.4	$36,899,292	15	36	59.47	51.09
919 Third Avenue(5)	1970	Grand Central North	1,454,000	19	99.9	83,659,788	17	14	57.59	50.73
1185 Avenue of the Americas(6)	1969	Rockefeller Center	1,062,000	14	97.6	72,482,004	29	16	69.09	63.22
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	7	86.1	29,511,348	12	39	58.58	56.82

Total / Weighted Average Consolidated Properties(7)			3,770,000	49	93.6	222,552,432	72	105
Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street—1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	74.9	2,447,340	1	1	27.19	23.71
1100 King Street—2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.4	1,319,292	1	3	31.79	36.77
1100 King Street—3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	80.1	1,913,160	1	5	26.53	25.42
1100 King Street—4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	55.9	1,603,908	1	7	32.44	23.06
1100 King Street—5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.9	1,992,804	1	8	27.75	23.34
1100 King Street—6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	78.2	2,395,464	1	3	31.61	28.66
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	72.5	3,466,920	1	8	27.32	27.11
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	84.9	2,923,860	1	13	22.12	12.69
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	60.6	3,423,819	1	8	22.59	26.45
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	92.4	6,277,236	2	7	28.28	27.63
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	3	76.2	4,081,776	2	6	25.45	19.89
140 Grand Street	1991	White Plains, Westchester	130,100	2	94.4	4,062,888	2	10	36.66	28.56
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	5	90.5	12,006,192	5	15	34.83	31.62

Westchester, NY Subtotal			2,135,100	26	80.0	47,914,659	19	94
680 Washington Boulevard(5)	1989	Stamford, Connecticut	133,000	2	84.5	3,512,364	1	6	40.15	30.74
750 Washington Boulevard(5)	1989	Stamford, Connecticut	192,000	3	95.4	6,774,792	1	7	38.20	31.55
1055 Washington Boulevard(6)	1987	Stamford, Connecticut	182,000	2	86.6	5,488,560	2	20	34.68	33.13

Connecticut Subtotal			507,000	7	89.4	15,775,716	4	33

Total / Weighted Average Consolidated Property(8)			2,642,100	33	81.8	63,690,375	23	127

UNCONSOLIDATED PROPERTY
One Court Square—30%	1987	Long Island City, New York	1,402,000	18	100.0	39,819,192	5	1	28.41	28.41

Total / Weighted Average Unconsolidated Property(9)			1,402,000	18	100.0	39,819,192	5	1

Grand Total / Weighted Average			7,814,100	100	90.8	326,061,999		233
Grand Total—SLG share of Annualized Rent						$252,154,562	100

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011 are approximately $2.9 million for our consolidated properties and none for our unconsolidated property.

(2)
Includes our share of unconsolidated joint venture annualized rent calculated on a consistent basis.

(3)
Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

ITEM 2.    PROPERTIES

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

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have a term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2015, the average annual rollover at our Manhattan consolidated properties is expected to be approximately 0.2 million square feet representing an average annual expiration rate of 5.1% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2010 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	9	121,606	3.35%	$6,778,416	$55.74
2012	5	149,380	4.12	8,606,604	57.62
2013	12	283,653	7.82	17,065,296	60.16
2014	16	331,574	9.14	18,426,756	55.57
2015	9	44,098	1.22	2,214,348	50.21
2016	13	385,753	10.64	23,490,768	60.90
2017	5	74,334	2.05	6,679,896	89.86
2018	7	291,758	8.05	21,513,348	73.74
2019	3	47,434	1.31	3,028,533	63.85
2020 & thereafter	23	1,896,289	52.30	114,748,467	60.51

Total/weighted average	102	3,625,879	100.00%	$222,552,432	$61.38

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011, are approximately $0.4 million for the Manhattan properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes no square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

ITEM 2.    PROPERTIES

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have a term of five to ten years. For the five years ending December 31, 2015, the average annual rollover at our Suburban consolidated and unconsolidated properties is expected to be approximately 0.2 million square feet and none, respectively, representing an average annual expiration rate of 9.9% and none respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        Our Suburban unconsolidated property is leased to a single tenant on a net-lease basis. The lease expires in 2020.

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2010 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	25	206,164	9.95%	$5,965,022	$28.93
2012	17	133,798	6.46	4,590,768	34.31
2013	19	274,242	13.23	8,854,788	32.29
2014	16	188,429	9.09	6,126,492	32.51
2015	16	220,558	10.64	6,975,108	31.62
2016	13	355,085	17.14	11,480,220	32.33
2017	3	35,572	1.72	870,636	24.48
2018	6	95,404	4.60	2,844,684	29.82
2019	5	204,944	9.89	5,862,444	28.61
2020 & thereafter	13	358,049	17.28	10,120,213	28.26

Total/weighted average	133	2,072,245	100.00%	$63,690,375	$30.73

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011 are approximately $3.3 million for the suburban properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 29,063 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

Tenant Diversification

        At December 31, 2010, our portfolio was leased to approximately 233 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/

ITEM 2.    PROPERTIES

non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2010:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	Court Square and 750 Washington Blvd	112	1,510,197	19.3%	5.5%
Debevoise & Plimpton, LLP	919 Third Avenue	132	586,533	7.5	7.5
Schulte, Roth & Zabel LLP	919 Third Avenue	126	263,186	3.4	3.0
Verizon	1100 King Street Bldg's 1&2 & 500 Summit Lake Drive	108	226,311	2.9	2.7
Amerada Hess Corp.	1185 Avenue of the Americas	204	181,569	2.3	4.7
Fuji Color Processing Inc.	200 Summit Lake Drive	27	165,880	2.1	2.0
King & Spalding	1185 Avenue of the Americas	178	162,243	2.1	3.8
News Americas Incorporated	1185 Avenue of the Americas	119	161,722	2.1	5.2
National Hockey League	1185 Avenue of the Americas	143	148,217	1.9	4.5
Banque National De Paris	919 Third Avenue	67	145,834	1.9	1.7

Total/ Weighted Average(3)			3,551,692	45.5%	40.6%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2010 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2010, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established trading market for our common equity. As of March 10, 2011, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

        No distributions have been declared by ROP subsequent to the Merger on January 25, 2007.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not sell any Class A common units during the years ended December 31, 2010, 2009 or 2008 that were not registered under the Securities Act of 1933, as amended.

        In 2010 and 2009, no Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement. In 2008, 9,383 Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement.

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATE PURCHASERS

        Neither we, nor our affiliates, purchased any of our Class A common units during the three month period ended December 31, 2010.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

        The financial position as of December 31, 2006 (Predecessor) and the results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) and year ended December 31, 2006 (Predecessor), have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2010, 2009, 2008 and 2007 (Successor) and the results of operations for the years ended December 31, 2010, 2009 and 2008 and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

Operating Data	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007	Year ended December 31, 2006
(In thousands, except unit and per unit data)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Total revenue	$349,967	$348,306	$349,547	$306,357	$26,418	$350,128

Operating expenses	76,853	76,115	80,099	70,679	6,770	78,275
Real estate taxes	57,073	55,317	50,331	46,391	4,659	56,525
Ground rent	8,643	8,643	8,643	8,081	699	8,489
Interest expense, net of interest income	59,689	56,299	72,649	69,068	6,956	98,512
Amortization of deferred finance costs	339	—	—	—	152	4,312
Depreciation and amortization	97,513	99,792	90,497	72,692	5,205	75,417
Merger related costs	—	—	—	—	8,814	56,896
Loan loss reserves	—	24,907	10,550	—	—	—
Long-term incentive compensation expense	—	—	—	—	1,800	10,169
Marketing, general and administration	493	563	789	698	3,547	42,749

Total expenses	300,603	321,636	313,558	267,609	38,602	431,344

Income (loss) from continuing operations before items	49,364	26,670	35,989	38,748	(12,184)	(81,216)
Equity in net income from unconsolidated joint ventures	711	1,109	838	1,249	8	3,681
(Loss) gain on early extinguishment of debt	(1,202)	3,519	16,569	—	—	—
Gain on sale of properties	—	—	—	—	—	63,640

Income (loss) from continuing operations	48,873	31,298	53,396	39,997	(12,176)	(13,895)
Discontinued operations	—	(42)	1,418	2,457	3,018	70,411

Net income (loss)	48,873	31,256	54,814	42,454	(9,158)	56,516
Net (income) attributable to noncontrolling interests	(13,682)	(13,380)	(16,687)	(9,864)	(2,173)	(13,690)

Income (loss) attributable to ROP common unitholders	$35,191	$17,876	$38,127	$32,590	$(11,331)	$42,826

Net income per Class A common unit—Basic						$0.50

Cash distributions declared per Class A common unit						$1.70

Basic weighted average Class A common units outstanding						84,870

PART II

ITEM 6.    SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data (In thousands)	2010	2009	2008	2007	2006
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
Commercial real estate, before accumulated depreciation	$3,970,218	$3,938,299	$3,907,982	$3,938,060	$3,649,874
Total assets	3,909,648	3,969,890	4,122,047	4,266,869	3,746,831
Mortgage notes payable, revolving credit facilities, term loans and senior unsecured notes	928,701	887,259	1,182,361	1,279,873	1,944,035
Total capital	2,704,577	2,755,187	2,559,589	2,541,803	1,521,514

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Overview

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Wyoming Acquisition GP LLC, or WAGP, is the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership. The sole limited partner of ROP is the operating partnership.

        ROP is engaged in the ownership, management, operation, acquisition, leasing and financing of commercial real estate properties, principally office properties, and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metro Area.

        After nearly three years of severe constraints on lending activity, resulting in a stall in sales transactions and reduced asset values, the commercial real estate market began to reawaken in 2010. This occurred primarily in the nation's gateway cities, led by New York City, where ROP is located and focused, and also Washington, D.C.

        Credit spreads continued to be wider than they were during the previous period and cautious lenders were unwilling to fund high loan-to-value ratios. However, loan originations funded by commercial mortgage-backed securities began a modest improvement and foreign-based institutional lenders looking for U.S.-based investment opportunities either entered our market for the first time or increased their existing activity.

        As a result, New York City real estate sales activity in 2010 increased by approximately $10.1 billion when compared to 2009, as total volume reached approximately $13.6 billion.

        As New York City's largest owner of office properties, and as one of its most active buyers and sellers during the past several years, SL Green Realty Corp., or SL Green, the sole general partner of the operating partnership, is made aware of a large portion of appropriate equity investment possibilities, including those that are not being marketed broadly. We and SL Green also have strong long-term relationships with several large lenders, and in 2010 we found that some of the newer lenders in the market were attracted to our investment platform. These factors, along with our available capital, which had been held undeployed during the downturn, enabled us to move quickly to take advantage of several investment opportunities. In all, we made nine full or joint venture equity investments during the year, totaling $1.4 billion.

        Following a two-year period in which the New York City real estate market saw an increase in the direct vacancy rate, as well as an increase in the amount of sublease space on the market, conditions stabilized in certain submarkets in late 2009 and began to improve during 2010. SL Green's occupancy rate has historically outperformed the rest of the Manhattan office market, and it did so in 2010 as well.

        Leasing activity for Manhattan totaled approximately 26.3 million square feet compared to approximately 16.3 million square feet in 2009. Of the total 2010 leasing activity in Manhattan, the midtown submarket accounted for approximately 18.9 million square feet, or 71.7%. Midtown's overall vacancy decreased from 12.0% at December 31, 2009 to 10.6% at December 31, 2010.

        When the market absorbs sublease space and overall occupancy increases, rents tend to stabilize and eventually begin to rise, as long as substantial new office space isn't added to the market. During 2010, minimal new office space was added to the midtown office inventory. In a supply-constrained market, only 25.6 million square feet of new midtown office space became available in 2010 and only another 2.0 million square feet is currently under construction. Therefore, overall the midtown office market is believed to have reached its inflection point in 2010. Asking rents for direct space in midtown increased from $64.24 at year-end 2009 to $64.40 at year-end 2010, an increase of 0.25%.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        That trend was evident in ROP's Manhattan portfolio. For select properties, we were able to begin increasing asking rents. In addition, we began to see a reduction in the need to provide long free-rent periods and large tenant improvement allowances. We expect this positive momentum to continue in 2011.

        We saw fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2010 at 0.30%, a 7 basis point increase from the end of 2009. Ten-year US Treasuries ended 2010 at 3.30%, a 53 basis point decrease from the end of 2009.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan. Our investments in the New York Metro area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	93.6%
Suburban	Consolidated properties	16	2,642,100	81.8%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	90.8%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        At December 31, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.4 million. In addition, as of December 31, 2010 ROP also held approximately $26.6 million of debt investments.

        We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying values may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to fair value. We evaluate our equity investment for impairment based on the joint venture's projected cash flows. We do not believe that the value of any of our consolidated real estate properties was impaired at December 31, 2010 and 2009, respectively.

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

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Venture

        We account for our investment in unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence over, but do not control, the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

        Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded a no loan loss reserves in 2010 and approximately $24.9 million and $10.6 million in loan loss reserves or charge offs during the years ended December 31, 2009 and 2008, respectively, on investments held to maturity.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

        The following section compares the results of operations for the year ended December 31, 2010 to the year ended December 31, 2009 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$286.5	$287.4	$(0.9)	(0.3)%
Escalation and reimbursement revenue	52.4	54.8	(2.4)	(4.4)

Total	$338.9	$342.2	$(3.3)	(1.0)%

        Occupancy at the ROP properties was 90.8% at December 31, 2010 compared to 93.7% at December 31, 2009. At December 31, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.9% higher and 1.9% higher, respectively, than then existing in-place fully escalated rents. Approximately 5.8% of the space leased at our consolidated properties expires during of 2011.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.7	$1.1	$(0.4)	(36.4)%
Investment and other income	11.1	6.1	5.0	82.0

Total	$11.8	$7.2	$4.6	63.9%

        Our joint venture at One Court Square is net leased to a single tenant until 2020. As such, we do not anticipate much change in occupancy rate at this asset. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a small reduction in its rent. At December 31, 2010, we estimated that current market rents at One Court Square was approximately 23.2% higher than then existing in-place fully escalated rents.

        The increase in investment and other income is primarily related to an increase in lease buy-out income earned ($6.3 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$76.9	$76.1	$0.8	1.1%
Real estate taxes	57.1	55.3	1.8	3.3
Ground rent	8.6	8.6	—	—

Total	$142.6	$140.0	$2.6	1.9%

        Operating expenses increased compared to the same period in the prior year. The increase was primarily attributable to increases in payroll costs ($1.2 million) and insurance ($0.3 million) which were partially offset by

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

decreases in utilities ($0.5 million) and repairs and maintenance ($0.3 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$60.0	$56.3	$3.7	6.6%
Depreciation and amortization expense	97.5	99.8	(2.3)	(2.3)
Loan loss reserves	—	24.9	(24.9)	(100.0)
Marketing, general and administrative expense	0.5	0.6	(0.1)	(16.7)

Total	$158.0	$181.6	$(23.6)	(13.0)%

        The increase in interest expense was due to the issuance of $250.0 million of senior unsecured notes in March 2010, which bear interest at a rate of 7.75%. These interest costs exceeded the interest savings generated by the purchases of our 4.00% exchangeable senior unsecured notes and other unsecured bonds during 2009 and 2010.

        The elimination of loan loss reserves is due to the recognition of a loss on the sale of a debt investment in 2009. We have not recorded any loan loss reserves in 2010.

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

PART II

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

        The decrease in interest expense was due to the repayment of $200.0 million of senior unsecured notes at maturity in March 2009 and which bore an average interest rate of 7.75%. We also repurchased early approximately $197.9 million of certain of our senior unsecured notes since October 2008, thereby reducing our interest expense during 2009.

        The increase in loan loss reserves was primarily due to the realized loss on sale of a debt investment (approximately $24.9 million) in June 2009.

Liquidity and Capital Resources

        Although positive signs have started to materialize, we continue to experience the effects of a global economic downturn and difficult credit environment. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. When debt is available, it is generally at a cost that is higher than may have been available in the recent past.

        On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

        We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash on hand, cash flow from operations, net proceeds from divestitures of properties and redemptions of debt investments, and proceeds from debt offerings.

PART II

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

        We believe that our sources of working capital, specifically our cash flow from operations and SL Green's liquidity are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

        The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        Cash and cash equivalents were $22.8 million and $22.0 million at December 31, 2010 and 2009, respectively, representing an increase of $0.8 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2010	2009	Increase (Decrease)
Net cash provided by operating activities	$94,669	$114,634	$(19,965)
Net cash (used in) provided by investing activities	$(29,674)	$14,210	$(43,884)
Net cash used in financing activities	$(64,194)	$(129,928)	$65,734

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2010, our portfolio was 90.8% occupied. Our debt and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the year ended December 31, 2010, compared to the same period in the prior year we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(2,226)
Distributions from joint ventures	(2,136)
Debt and other investments	(39,522)

        We generally fund our investment activity through property-level financing and asset sales. During the year ended December 31, 2010, compared to the same period in the prior year the following financing activities used the funds to complete the investing activity noted above (in thousands):

Repayments under our debt obligations	$84,186
Proceeds from debt obligations	250,000
Contributions from common unitholders	(90,776)
Distributions and other financing activities	(173,049)
Deferred loan costs	(4,627)

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Capitalization

        All of our issued and outstanding Class A common units are owned by WAGP or the operating partnership.

Contractual Obligations

        Combined aggregate principal maturities of mortgage note payable and senior unsecured notes (net of discount), our share of joint venture debt, including extension options, estimated interest expense (based on interest rates in effect), and our obligations under our ground leases, as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property mortgages	$219,879	$—	$—	$—	$—	$—	$219,879
Senior unsecured notes	84,823	—	—	98,578	657	524,764	708,822
Ground leases	7,724	7,594	7,594	7,594	7,594	239,642	277,742
Estimated interest expense	51,469	41,732	41,732	38,836	35,927	95,457	305,153
Joint venture debt	—	—	—	—	94,500	—	94,,500

Total	$363,895	$49,326	$49,326	$145,008	$138,678	$859,863	$1,606,096

Corporate Indebtedness

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	2010 Accreted Balance	2009 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	$84,823	$123,607	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	150,000	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,764	274,727	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	—	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	114,821	4.00%	4.000%	20	June 15, 2025

	$709,058	$708,822	$663,155

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we repurchased approximately $115.4 million of these notes (inclusive of notes purchased in the tender offer discussed Note (4) below and $80.7 million repurchased pursuant to their terms) and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)
SL Green and the operating partnership are co-obligators.

(4)
In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the operating partnership's 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        On March 16, 2009, ROP's $200.0 million, 7.75% unsecured notes matured and were repaid at par.

        ROP and certain of its subsidiaries provide a senior guaranty of operating partnership's obligations under SL Green's unsecured revolving credit facility. ROP and its subsidiaries' respective obligations to guarantee amounts payable under the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility. ROP's guaranty ranks pari passu in right of payment with its other senior unsecured indebtedness. As of December 31, 2010, the maximum amount of ROP's guaranty obligation was $435.7 million. In addition, ROP also unconditionally guarantees the 3.0% exchangeable senior notes due 2017 issued by the operating partnership in October 2010.

Restrictive Covenants

        The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2010 and 2009, we were in compliance with all such covenants.

Market Rate Risk

        We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

        All of our long-term debt, totaling approximately $928.7 million at December 31, 2010, bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including a joint venture investment and debt investments. These investments have varying ownership structures. Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement. Our off-balance sheet arrangements are discussed in Note 4, "Debt Investments" and Note 5, "Investment in Unconsolidated Joint Venture" in the accompanying financial statements. Additional information about the debt of our unconsolidated joint venture is included in "Contractual Obligations" above.

Capital Expenditures

        We estimate that for the year ending December 31, 2011, we will incur approximately $28.8 million of capital expenditures (including tenant improvements and leasing costs), net of loan reserves, on consolidated properties and none at our joint venture property. We expect to fund these capital expenditures with operating cash flow and cash on hand. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

        Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, and potential asset sales.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The affiliate received approximately $2.0 million, $1.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We paid Alliance approximately $1.2 million, $2.1 million and $2.4 million for three years ended December 31, 2010, respectively, for these services (excluding services provided directly to tenants).

  Allocated Expenses from SL Green

        Property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $4.1 million, $3.9 million and $4.1 million for 2010, 2009 and 2008, respectively.

  Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2011. Additional coverage may be purchased on a stand alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2011.

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

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2010, Belmont increased its terrorism coverage from $400 million to $650 million in a layer in excess of $100 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Since December 31, 2010, Belmont acts as a direct insurer of NBCR coverage up to $600 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

    Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the federal government.

  •
  General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. SL Green has secured excess insurance to protect against catastrophic liability losses above the $150,000 retention. Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss. Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green's 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

        Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $3.2 million, $2.9 million and $2.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Accounting Standards Updates

        The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies-Accounting Standards Updates" in the accompanying financial statements.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Queens, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

        Forward-looking statements are not guarantees of future performance and actual results or developments may differ materially,, and we caution you not to place undue reliance on such statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms.

        Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

  •
  the effect of the credit crisis on general economic, business and financial conditions, and on the New York metropolitan real estate market in particular;

  •
  dependence upon certain geographic markets; risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

  •
  risks relating to debt investments; availability and creditworthiness of prospective tenants and borrowers; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

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

  •
  the continuing threat of terrorist attacks, in particular in the New York metropolitan area and on our tenants;

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

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green's Annual Report on Form 10-K for the year ended December 31, 2010 contains additional factors that could adversely effect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2010 (in thousands):

	Long-Term Debt		Debt Investments
Date	Fixed Rate	Average Interest Rate	Amount	Weighted Yield
2011	$304,702	6.71%	$2,538	—%
2012	—	6.69%	—	—%
2013	—	6.69%	24,037	—%
2014	98,578	6.69%	—	—%
2015	657	6.84%	—	—%
Thereafter	524,764	7.68%	—	—%

Total	$928,701	7.68%	$26,575	—%

Fair Value	$977,000

(1)
Our debt investments had an estimated fair value ranging between $15.9 million and $23.9 million at December 31, 2010.

        The table below presents the principal cash flows based upon the maturity date of our share of our joint venture debt obligation and the related weighted-average interest rates by expected maturity dates as of December 31, 2010 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate
2011	$—	—%
2012	—	—%
2013	—	—%
2014	—	—%
2015	94,500	4.91%
Thereafter	—	—%

Total	$94,500	4.91%

Fair Value	$98,580

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

PART II

Report of Independent Registered Public Accounting Firm

The Partners of Reckson Operating Partnership, L.P.:

        We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, capital and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 10, 2011

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2010	December 31, 2009
Assets
Commercial real estate properties, at cost:
Land and land interests	$644,566	$643,667
Building and improvements	3,325,652	3,294,632

	3,970,218	3,938,299
Less: accumulated depreciation	(354,663)	(259,773)

	3,615,555	3,678,526
Cash and cash equivalents	22,831	22,030
Restricted cash	9,887	9,180
Tenant and other receivables, net of allowance of $2,404 and $3,016 at December 31, 2010 and 2009, respectively	7,382	10,138
Deferred rents receivable, net of allowance of $6,701 and $5,362 at December 31, 2010 and 2009, respectively	56,496	42,132
Debt investments, net of allowance of $10,550 at both December 31, 2010 and 2009, respectively	26,575	26,993
Investment in unconsolidated joint venture	48,471	51,313
Deferred costs, net of accumulated amortization of $6,038 and $3,123 at December 31, 2010 and 2009, respectively	28,512	18,047
Other assets	93,939	111,531

Total assets	$3,909,648	$3,969,890

Liabilities
Mortgage note payable	$219,879	$224,104
Senior unsecured notes	708,822	663,155
Accrued interest payable and other liabilities	10,934	8,733
Accounts payable and accrued expenses	27,291	34,785
Deferred revenue	229,064	275,451
Security deposits	9,081	8,475

Total liabilities	1,205,071	1,214,703
Commitments and contingencies	—	—
Capital
General partner capital—ROP	2,207,175	2,258,389
Limited partner capital	—	—
Noncontrolling interests in other partnerships	497,402	496,798

Total capital	2,704,577	2,755,187

Total liabilities and capital	$3,909,648	$3,969,890

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(Amounts in thousands)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2010	2009	2008
Revenues
Rental revenue, net	$286,472	$287,413	$280,089
Escalation and reimbursement	52,363	54,753	53,792
Investment income	1,231	2,715	9,989
Other income	9,901	3,425	5,677

Total revenues	349,967	348,306	349,547

Expenses
Operating expenses, including $8,513 (2010), $8,874 (2009) and $9,090 (2008) paid to affiliates	76,853	76,115	80,099
Real estate taxes	57,073	55,317	50,331
Ground rent	8,643	8,643	8,643
Interest expense, net of interest income	59,689	56,299	72,649
Amortization of deferred financing costs	339	—	—
Depreciation and amortization	97,513	99,792	90,497
Loan loss reserves	—	24,907	10,550
Marketing, general and administrative	493	563	789

Total expenses	300,603	321,636	313,558

Income from continuing operations before equity in net income from unconsolidated joint venture, (loss) gain on early extinguishment of debt, noncontrolling interests and discontinued operations	49,364	26,670	35,989
Equity in net income from unconsolidated joint venture	711	1,109	838
(Loss) gain on early extinguishment of debt	(1,202)	3,519	16,569

Income from continuing operations	48,873	31,298	53,396
Income (loss) from discontinued operations	—	(42)	1,952
Loss on sale of real estate from discontinued operations	—	—	(534)

Net income	48,873	31,256	54,814
Net income attributable to noncontrolling interests in other partnerships	(13,682)	(13,380)	(16,687)

Net income attributable to ROP common unitholders	$35,191	$17,876	$38,127

Amounts attributable to ROP common unitholders:
Income from continuing operations	$35,191	$17,918	$37,483
Discontinued operations	—	(42)	644

Net income	$35,191	$17,876	$38,127

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Capital

(Amounts in thousands)

	General Partners' Capital
		Noncontrolling Interests In Other Partnerships
	Class A Common Units		Total Capital	Comprehensive Income
Balance at December 31, 2007	$2,015,272	$526,531	$2,541,803
Contributions	436,561	—	436,561
Distributions	(432,848)	(40,741)	(473,589)
Net income	38,127	16,687	54,814	$54,814

Balance at December 31, 2008	2,057,112	502,477	2,559,589	$54,814

Contributions	547,522	—	547,522
Distributions	(364,121)	(19,059)	(383,180)
Net income	17,876	13,380	31,256	$31,256

Balance at December 31, 2009	2,258,389	496,798	2,755,187	$31,256

Contributions	456,746	—	456,746
Distributions	(543,151)	(13,078)	(556,229)
Net income	35,191	13,682	48,873	$48,873

Balance at December 31, 2010	$2,207,175	$497,402	$2,704,577	$48,873

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$48,873	$31,256	$54,814
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,852	99,792	91,549
Loss on sale of real estate	—	—	534
Equity in net income from unconsolidated joint venture	(711)	(1,109)	(838)
Distributions of cumulative earnings from unconsolidated joint venture	711	1,109	838
Loss (gain) on early extinguishment of debt	1,202	(3,519)	(16,569)
Loan loss reserves	—	24,907	10,550
Deferred rents receivable	(14,364)	(10,984)	(13,687)
Other non-cash adjustments	(25,057)	(18,543)	(14,124)
Changes in operating assets and liabilities:
Restricted cash—operations	(696)	(1,901)	1,105
Tenant and other receivables	3,368	301	(5,105)
Deferred lease costs	(8,790)	(4,661)	(12,012)
Other assets	357	1,554	(2,615)
Accounts payable, accrued expenses and other liabilities	(8,076)	(3,568)	(11,744)

Net cash provided by operating activities	94,669	114,634	82,696

Investing Activities
Additions to land, buildings and improvements	(33,805)	(31,576)	(21,599)
Restricted cash-capital improvements	(11)	(14)	79
Distributions in excess of cumulative earnings from unconsolidated joint venture	2,842	4,978	5,086
Proceeds from disposition of real estate/ partial interest in property	—	—	47,725
Debt and other investments net of repayments/participations	1,300	40,822	17,475

Net cash (used in) provided by investing activities	(29,674)	14,210	48,766

Financing Activities
Repayments of mortgage note payable	(4,225)	(3,942)	(3,634)
Proceeds from senior unsecured notes	250,000	—	—
Repayments of senior unsecured notes and convertible bonds	(205,859)	(290,328)	(84,148)
Contributions from common unitholders	456,746	547,522	363,484
Distributions to noncontrolling interests in other partnerships	(13,078)	(19,059)	(40,741)
Distributions to common unitholders	(543,151)	(364,121)	(359,772)
Deferred loan costs	(4,627)	—	—

Net cash used in financing activities	(64,194)	(129,928)	(124,811)

Net increase (decrease) in cash and cash equivalents	801	(1,084)	6,651
Cash and cash equivalents at beginning of period	22,030	23,114	16,463

Cash and cash equivalents at end of period	$22,831	$22,030	$23,114

Supplemental Cash Flow Disclosure
Interest paid	$60,076	$50,486	$68,828

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization and Basis of Presentation

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. Wyoming Acquisition GP LLC, or WAGP, is the sole general partner of ROP. WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the operating partnership. The sole limited partner of ROP is the operating partnership.

        ROP is engaged in the ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan Area.

        SL Green Realty Corp., or SL Green, and the operating partnership were formed in June 1997. SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.

        On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, which preceded WAGP as general partner of ROP, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, WAGP, Wyoming Acquisition Partnership LP, RARC and ROP. SL Green paid approximately $6.0 billion, inclusive of transaction costs, for RARC. This transaction is referred to herein as the Merger.

        On January 25, 2007, SL Green completed the sale of certain assets of ROP to an investment group led by certain of RARC's former executive management for total consideration of approximately $2.0 billion.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	93.6%
Suburban	Consolidated properties	16	2,642,100	81.8%
	Unconsolidated properties	1	1,402,000	100.0%

		21	7,814,100	90.8%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        At December 31, 2010, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2010, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.4 million. In addition, as of December 31, 2010, ROP also held approximately $26.6 million of debt investments.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

1. Organization and Basis of Presentation (Continued)

        We also own one development property encompassing approximately 36,800 square feet.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies (as defined below). Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt investments. See Note 5. ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. The Service Companies, which provide management, development and construction services to ROP and to third parties, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the "Service Companies"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

        We assess the accounting treatment for each joint venture and debt investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE's, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and redevelopments of rental properties are capitalized. Ordinary repairs and maintenance are

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

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

        Depreciation expense amounted to approximately, $94.8 million, $97.8 million, $89.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. We do not believe that the value of any of our consolidated or unconsolidated real estate properties was impaired at December 31, 2010 and 2009, respectively.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the Statements of Income from the date of acquisition.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 40 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        We recognized an increase of approximately $21.5 million, $21.8 million and $18.3 million in rental revenue for the years ended December 31, 2010, 2009 and 2008, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.8 million, $2.7 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2010 and 2009. Amounts in thousands:

	December 31, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(82,493)	(62,813)

Net	$84,585	$104,265

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(147,791)	(106,627)

Net	$226,159	$267,323

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, including our pro-rata share of consolidated joint ventures, (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2011	$16,617
2012	14,022
2013	12,094
2014	8,736
2015	7,129

        The estimated annual amortization of all other identifiable assets, including our pro-rata share of consolidated joint ventures, (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2011	$4,783
2012	4,001
2013	3,442
2014	2,879
2015	2,369

Investment in Unconsolidated Joint Ventures

        We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5.

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

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

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that we are the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized on a straight-line basis as additional rental revenue over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

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

        Interest income on debt investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company recorded bad debt expense related to tenant receivables and deferred rent receivable of $1.7 million, $4.5 million and $2.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with debt investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded no loan loss reserves in 2010 and approximately $24.9 million and $10.6 million in loan loss reserves or charge offs during the years ended December 31, 2009 and 2008, respectively, on investments held to maturity.

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

Earnings Per Unit

        Earnings per unit was not computed in 2010, 2009 or 2008 as there were no outstanding common units held by third parties at December 31, 2010, 2009 or 2008.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Exchangeable Debt Instruments

        The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

Fair Value Measurements

        Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

        We determined the valuation allowance for loan losses based on level three inputs. See "Note 5—Debt Investments."

        The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on level three inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

        We determine impairment in real estate investments and debt investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as level three inputs.

        We use the following methods and assumptions in estimating fair value disclosures for financial instruments:

  •
  Cash and cash equivalents:  The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

  •
  Debt Investments:  The fair value of debt investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See "—Debt Investments" above regarding valuation allowances for loan losses.

  •
  Mortgage note payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

    Level 3—Valuations based significantly on unobservable inputs.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City. The tenants located in our buildings operate in various industries. Other than two tenants who contributed approximately 5.5% and 7.5% of our annualized rent, no other tenant in the portfolio contributed more than 4.7% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2010. Approximately 15%, 17%, 29% and 12% of our annualized rent, including our share of joint venture annualized revenue, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended December 31, 2010.

Accounting Standards Updates

        In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. Adoption of this guidance on January 1, 2010 did not have any impact on our consolidated financial statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance for the annual reporting period ending December 31, 2010 resulted in additional disclosures in our consolidated financial statements.

        In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance became effective in the third quarter of 2010, though early adoption was permitted. Adoption of this guidance in the third quarter of 2010 did not have any impact on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in our consolidated financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

3. Property Dispositions

        In October 2008, we along with our joint venture partner, sold the properties located at 100/120 White Plains Road, Westchester, for $48.0 million, which approximated our book basis in these properties.

        At December 31, 2010, discontinued operations included the results of operations of real estate assets sold prior to that date. This included 100/120 White Plains Road which was sold in 2008.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

3. Property Dispositions (Continued)

        The following table summarizes (loss) income from discontinued operations for the years ended December 31, 2009 and 2008 (in thousands). No assets were considered as held for sale at December 31, 2010.

	Year Ended December 31,	Year Ended December 31,
	2009	2008
Revenues
Rental revenue	$—	$4,677
Escalation and reimbursement revenues	(3)	540
Investment and other income	—	321

Total revenues	(3)	5,538

Operating expenses	39	1,515
Real estate taxes	—	1,019
Depreciation and amortization	—	1,052

Total expenses	39	3,586

(Loss) income from discontinued operations	$(42)	$1,952

4. Debt Investments

        As of December 31, 2010 and 2009, we held the following debt investments (in thousands):

Loan Type	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(3)(5)(6)	$310,994	$27,187	$26,605	January 2013
Other Loan(1)	—	—	1,000	—
Junior Participation(1)(4)(5)(6)	—	9,938	9,938	April 2008
Loan loss reserves(5)	—	(10,550)	(10,550)

	$310,994	$26,575	$26,993

(1)
This is a fixed rate loan.

(2)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)
This loan had been in default since December 2007. In October 2009 we reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.

(4)
This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.

(5)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)
This loan is on non-accrual status.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

5. Investment in Unconsolidated Joint Ventures

        In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, NY, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contained partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property's mortgage debt. The operating agreement of the Court Square JV requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property's mortgage debt and material renovations to the property. In addition, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square JV. We also provide a detailed monthly reporting package to the JPM Investors. We have concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square JV's business that result in shared power of the activities that most significantly impact the performance of the joint venture. We account for the Court Square JV under the equity method of accounting.

6. Mortgage Note Payable

        The first mortgage note payable collateralized by the respective property and assignment of leases at December 31, 2010 and 2009, respectively, were as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2010	December 31, 2009
919 Third Avenue New York, NY(2)(3)	6.87%	7/2011	$219,879	$224,104

(1)
Effective contractual interest rate for the year ended December 31, 2010.

(2)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.

(3)
Held in a bankruptcy remote special purpose entity.

        At December 31, 2010, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion. Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010	2009	2008
Interest expense	$59,722	$56,444	$74,163
Interest income	(33)	(145)	(1,514)

Interest expense, net	$59,689	$56,299	$72,649

Interest capitalized	$—	$54	$(480)

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Mortgage Note Payable (Continued)

        At December 31, 2010, our unconsolidated joint venture had total mortgage indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%. The mortgage matures in June 2015. Our aggregate pro-rata share of the unconsolidated joint venture debt was approximately $94.5 million.

7. Corporate Indebtedness

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	2010 Accreted Balance	2009 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)	$84,823	$84,823	$123,607	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	150,000	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,764	274,727	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	—	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	114,821	4.00%	4.000%	20	June 15, 2025

	$709,058	$708,822	$663,155

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we repurchased approximately $115.4 million of these notes (inclusive of notes purchased in the tender offer discussed in Note (4) below and $80.7 million repurchased pursuant to their terms) and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)
SL Green and the operating partnership are co-obligators.

(4)
In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the operating partnership's 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

        On March 16, 2009, ROP's $200.0 million, 7.75% unsecured notes matured and were repaid at par.

        ROP and certain of its subsidiaries provide a senior guaranty of operating partnership's obligations under SL Green's unsecured revolving credit facility. ROP and its subsidiaries' respective obligations to guarantee amounts payable under the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility. ROP's guaranty ranks pari passu in right of payment with its other senior unsecured indebtedness. As of December 31, 2010, the maximum amount of ROP's guaranty obligation was $435.7 million. In addition, ROP also unconditionally guarantees the 3.0% exchangeable senior notes due 2017 issued by the operating partnership in October 2010.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

7. Corporate Indebtedness (Continued)

        The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement. The Overall Guaranty Limitation is the sum of $500 million plus 95% of Reckson's aggregate outstanding unsecured 5.15% notes due 2011, 5.875% notes due 2014, 4.000% exchangeable debentures due 2025 and 6.0% notes due 2016. Pari Passu Indebtedness includes all indebtedness owed by the operating partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of operating partnership's obligations under SL Green's 2007 unsecured revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under the 2007 unsecured revolving credit facility.

Restrictive Covenants

        The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. As of December 31, 2010 and 2009, we were in compliance with all such covenants.

Principal Maturities

        Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of December 31, 2010, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$3,223	$216,656	$84,823	$304,702	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
2015	—	—	657	657	94,500
Thereafter	—	—	524,764	524,764	—

	$3,223	$216,656	$708,822	$928,701	$94,500

8. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

8. Fair Value of Financial Instruments (Continued)

        Cash and cash equivalents, restricted cash, tenant and other receivables, and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $977.0 million, compared to the book value of the related fixed rate debt of approximately $928.7 million at December 31, 2010. Our debt investments had an estimated fair value ranging between $15.9 million and $23.9 million, compared to the book value of approximately $26.6 million at December 31, 2010.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2010. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income

        We are the lessor and the sublessor to tenants under operating leases with expiration dates beginning January 1, 2011. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2010 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Property
2011	$297,205	$5,994
2012	295,437	5,994
2013	285,187	7,967
2014	269,291	10,728
2015	250,860	10,728
Thereafter	1,332,333	46,603

	$2,730,313	$88,014

10. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

10. Related Party Transactions (Continued)

tenants above the base services specified in their lease agreements. The affiliate received approximately $2.0 million, $1.6 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We paid Alliance approximately $1.2 million, $2.1 million, $2.4 million for three years ended December 31, 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green. Such amount was approximately $4.1 million, $3.9 million and $4.1 million for 2010, 2009 and 2008, respectively.

Insurance

        We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $3.2 million, $2.9 million and $2.6 million for 2010, 2009 and 2008, respectively.

11. Capital

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

12. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $3.5 million, $3.2 million and $3.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Commitments and Contingencies (Continued)

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.5 million in 2010 and approximately $6.9 million annually thereafter) with a term expiration of 2043.

        The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of December 31, 2010 (in thousands):

December 31,	Non-cancellable operating leases
2011	$7,724
2012	7,594
2013	7,594
2014	7,594
2015	7,594
Thereafter	239,642

Total minimum lease payments	$277,742

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

15. Segment Information

        We are engaged in owning, managing and leasing commercial office properties in Manhattan, Westchester County, Connecticut and Long Island City and have two reportable segments, real estate and debt investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County, Connecticut and Long Island City. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4 for additional details on our debt investments.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

15. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2010, 2009 and 2008 and selected asset information as of December 31, 2010 and 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Year ended December 31, 2010	$348,736	$1,231	$349,967
Year ended December 31, 2009	345,591	2,715	348,306
Year ended December 31, 2008	339,558	9,989	349,547
Income from continuing operations:
Year ended December 31, 2010	$47,888	$985	$48,873
Year ended December 31, 2009	54,202	(22,904)	31,298
Year ended December 31, 2008	57,824	(4,428)	53,396
Total assets
As of:
December 31, 2010	$3,883,073	$26,575	$3,909,648
December 31, 2009	3,942,897	26,993	3,969,890

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense and provision for loan losses for the debt segment. Interest costs for the debt segment are imputed assuming 100% leverage at SL Green's unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

        The table below reconciles income from continuing operations to net income attributable to common unitholders for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Income from continuing operations	$48,873	$31,298	$53,396
Net income (loss) and gains from discontinued operations	—	(42)	1,418

Net income	48,873	31,256	54,814
Net income attributable to noncontrolling interests in other partnerships.	(13,682)	(13,380)	(16,687)

Net income attributable to ROP common unitholders	$35,191	$17,876	$38,127

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

16. Quarterly Financial Data (unaudited)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2010 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$87,831	$87,215	$85,722	$89,199

Income from continuing operations before equity in net income from unconsolidated joint venture, (loss) gain on early extinguishment of debt, noncontrolling interests and discontinued operations	12,691	11,443	9,956	15,274
Equity in net income from joint venture property	111	124	185	291
Loss on early extinguishment of debt	—	—	(1,089)	(113)
Discontinued operations	—	—	—	—

Net income	12,802	11,567	9,052	15,452
Net income attributable to noncontrolling interests in other partnerships	(3,130)	(3,651)	(3,185)	(3,716)

Net Income attributable to ROP common unitholders	$9,672	$7,916	$5,867	$11,736

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$89,798	$85,556	$86,983	$85,969

Income (loss) from continuing operations before equity in net income from unconsolidated joint venture, (loss) gain on early extinguishment of debt, noncontrolling interests and discontinued operations	17,077	9,153	(10,414)	10,854
Equity in net income from joint venture property	272	269	287	281
Gain (loss) on early extinguishment of debt	—	(163)	1,774	1,908
Discontinued operations	—	—	(17)	(25)

Net income (loss)	17,349	9,259	(8,370)	13,018
Net income attributable to noncontrolling interests in other partnerships	(3,502)	(2,904)	(3,647)	(3,327)

Net Income (loss) attributable to ROP common unitholders	$13,847	$6,355	$(12,017)	$9,691

17. Subsequent Events

        In January 2011, we repaid our $84.8 million, 5.15% unsecured notes at par on their maturity date.

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$28,398	$114,077	$504,784	$618,861	$52,230	1970	1/2007	Various
919 Third Avenue(1)(4)	219,879	223,529	1,033,198	—	3,868	223,529	1,037,066	1,260,595	104,207	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	19,010	—	747,223	747,223	83,980	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	13,273	91,038	394,017	485,055	42,198	1966	1/2007	Various
1100 King Street—1-7 International Drive(2)	—	49,392	104,376	2,050	3,207	51,442	107,583	159,025	13,698	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,035	6,324	28,131	34,455	3,492	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	4,417	5,933	28,243	34,176	3,667	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	4,033	10,526	47,142	57,668	5,527	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	1,509	11,183	49,415	60,598	5,581	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	3,318	9,777	42,366	52,143	4,097	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,627	6,865	30,891	37,756	3,463	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	3,321	29,497	121,571	151,068	13,641	2000	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(138)	(163)	1,950	7,585	9,535	—	2007	1/2007	Various
680 Washington Boulevard(3)(4)	—	11,696	45,364	—	3,618	11,696	48,982	60,678	5,159	1989	1/2007	Various
750 Washington Boulevard(3)(4)	—	16,916	68,849	—	2,622	16,916	71,471	88,387	7,895	1989	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	1,260	13,516	54,488	68,004	5,827	1987	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	222	—	39,111	—	39,111	—	—	1/2007	Various
Other(5)	—	1,128	—	58	4,694	1,186	4,694	5,880	1	—	—	Various

	$219,879	$642,374	$3,224,605	$2,192	$101,047	$644,566	$3,325,652	$3,970,218	$354,663	—	—	—

(1)
Property located in New York, New York.

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
We own a 51% interest in this property.

(5)
Other includes tenant improvements, capitalized interest and corporate improvements.

The changes in real estate for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balance at beginning of year	$3,938,299	$3,907,982	$3,938,060
Improvements	31,972	31,740	21,599
Retirements/disposals	(53)	(1,423)	(51,677)

Balance at end of year	$3,970,218	$3,938,299	$3,907,982

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was approximately $3.2 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2010, are as follows:

	2010	2009	2008
Balance at beginning of year	$259,773	$162,324	$73,506
Depreciation for year	94,915	97,826	89,499
Retirements/disposals	(25)	(377)	(681)

Balance at end of year	$354,663	$259,773	$162,324

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

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, our President and Treasurer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the operating partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2011, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Ernst & Young LLP has served as ROP's independent registered public accounting firm since ROP's formation in September 1994 and is considered by management of ROP to be well qualified. ROP has been advised by that firm that neither it nor any member thereof has any financial interest, direct or indirect, in ROP or any of its subsidiaries in any capacity.

        Ernst & Young LLP's fees for providing services to ROP in 2010 and 2009 were as follows:

        Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the fiscal years ended December 31, 2010 and 2009 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2010 and 2009 were approximately $217,000 and $200,000, respectively.

        Audit Related Fees.    There were no audit related fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including employee benefit plan audits, due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2010 and 2009, respectively.

        Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2010 and 2009, respectively.

        All Other Fees.    There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2010 and 2009.

        WAGP is not required to have an audit committee and WAGP in fact does not have an audit committee. Management has the primary responsibility for the preparation, presentation and integrity of our financial statements, accounting and financial reporting principles, internal controls and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

        Management has reviewed and discussed the audited financial statements with Ernst & Young LLP, our independent registered public accounting firm, who is responsible for auditing our financial statements and for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed under Statement on Auditing Standards No. 61, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. Management received from Ernst & Young LLP the written disclosures and the letter required by the applicable requirements of the Public Company Accounting Oversight Board regarding communications concerning independence, discussed with Ernst & Young LLP their independence from both management and the Company and considered the compatibility of Ernst & Young LLP's provision of non-audit services to the Company with their independence.

        Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the SEC.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Agreement of Limited Partnership of ROP	S-11	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest	8-K	1-13762	10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest	8-K	1-13762	10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest	8-K	1-13762	10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest	8-K	1-13762	10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest	10-K	1-13762	10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K	1-13762	10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series F Junior Participating Preferred Partnership Units	10-K	1-13762	10.8	3/22/01
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series C Common Units of Limited Partnership Interest	10-Q	1-13762	10.4	8/14/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest	8-K	1-13762	10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest	10-K	1-13762	10.11	3/10/06
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q	1-13762	3.1	5/15/06
3.13	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP	10-K	1-13762	3.12	3/31/08
4.1	Indenture, dated March 26, 1999, among ROP, as Issuer, RARC, as Guarantor, and The Bank of New York, as Trustee	8-K	1-13762	4.3	3/26/99

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2	First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, RARC, The Bank of New York and SL Green	8-K	1-13762	10.1	1/30/07
4.3	Form of 5.15% Notes due 2011	8-K	1-13762	4.1	1/21/04
4.4	Form of 5.875% Notes due 2014	8-K	1-13762	4.1	8/12/04
4.5	Form of 4.00% Exchangeable Senior Debentures due 2025	8-K	1-13762	4.1	6/27/05
4.6	Form of 6.0% Notes due 2016	8-K	1-13762	4.1	3/31/06
4.7	Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the operating partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.1	3/17/10
4.8	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the operating partnership	8-K	1-13762	4.2	3/17/2010
4.9	Indenture, dated as of October 12, 2010, by and among the operating partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.1	10/14/10
10.1	Amended and Restated Credit Agreement, dated as of June 28, 2007, by and among the operating partnership, as Borrower, SL Green, as Parent, Wachovia Capital Markets, LLC and Keybanc Capital Markets, as Co-Lead Arrangers and Book Managers, Wachovia Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC as Co-Documentation Agents and the financial institutions initially signatory hereto and their assignees pursuant to Section 12.5, as Lenders	8-K	1-13199	10.1	7/05/07
10.2	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2009, by and among the operating partnership, as Borrower, SL Green, as Parent, Wachovia Bank, National Association, as Agent and each of the financial institutions signatory thereto	8-K	1-13199	10.1	9/11/09
10.3	Amended and Restated Employment Agreement, dated December 18, 2009, between SL Green and Marc Holliday*	8-K	1-13199	10.1	12/24/09
10.4	Employment Agreement, dated as of November 4, 2010, by and between SL Green and James Mead*	8-K	1-13199	10.1	11/10/10
10.5	Amended and Restated Employment and Non-competition Agreement, dated April 16, 2007, between SL Green and Gregory F. Hughes*	8-K	1-13199	10.3	4/20/07
10.6	Amendment to the Amended and Restated Employment and Non-competition Agreement, dated September 8, 2010, between SL Green and Gregory F. Hughes*	10-Q	1-13199	10.2	11/9/10

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Amendment to the Amended and Restated Employment and Non-competition Agreement, dated November 4, 2010, between SL Green and Gregory F. Hughes*	10-K	1-13762	10.36	2/28/10
10.8	Amended and Restated Employment and Non-competition Agreement, dated December 23, 2010, between SL Green and Andrew Levine*	8-K	1-13199	10.3	12/29/10
10.9	Registration Rights Agreement, dated as of March 16, 2010, among ROP, and SL Green and the operating partnership, as Co-Obligors, and Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.	8-K	1-13762	4.3	3/17/10
10.10	Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc.	8-K	1-13762	10.1	10/14/10
12.1	Ratio of Earnings to Combined Fixed Charges					X
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Marc Holliday President of WAGP, the sole general partner of ROP, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
31.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of ROP, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of ROP, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of ROP, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

*
Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2011.

RECKSON OPERATING PARTNERSHIP, L.P.
BY: WYOMING ACQUISITION GP LLC
By:	/s/ JAMES MEAD James Mead, Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2011.

Signature	Title

/s/ MARC HOLLIDAY Marc Holliday	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
/s/ JAMES MEAD James Mead	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDREW S. LEVINE Andrew S. Levine	Director of WAGP, the sole general partner of the Registrant