Form 10-Q
period 2011-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2011-05-13
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                                            FINANCIAL INFORMATION

ITEM 1.                                                                             Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$644,615	$644,566
Building and improvements	3,328,867	3,325,652
	3,973,482	3,970,218
Less: accumulated depreciation	(379,571)	(354,663)
	3,593,911	3,615,555
Cash and cash equivalents	30,689	22,831
Restricted cash	9,528	9,887
Tenant and other receivables, net of allowance of $1,836 and $2,404 in 2011 and 2010, respectively	8,163	7,382
Deferred rents receivable, net of allowance of $6,842 and $6,701in 2011 and 2010, respectively	61,152	56,496
Debt investments, net of allowance of $7,400 and $10,550 in 2011 and 2010, respectively	2,538	26,575
Investment in unconsolidated joint venture	48,313	48,471
Deferred costs, net of accumulated amortization of $7,018 and $6,038 in 2011 and 2010, respectively	39,809	28,512
Other assets	104,372	93,939
Total assets	$3,898,475	$3,909,648

Liabilities
Mortgage note payable	$219,070	$219,879
Senior unsecured notes	624,009	708,822
Accrued interest payable and other liabilities	7,496	10,934
Accounts payable and accrued expenses	28,133	27,291
Deferred revenue	219,147	229,064
Security deposits	9,313	9,081
Total liabilities	1,107,168	1,205,071

Commitments and contingencies	—	—

Capital
General partner capital — ROP	2,292,458	2,207,175
Limited partner capital	—	—
Noncontrolling interests in other partnerships	498,849	497,402
Total capital	2,791,307	2,704,577
Total liabilities and capital	$3,898,475	$3,909,648

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental revenue, net	$74,326	$72,217
Escalation and reimbursement	13,009	13,399
Investment income	6,228	973
Other income	1,499	2,610
Total revenues	95,062	89,199
Expenses
Operating expenses (including $1,831 and $2,019, paid to affiliates in 2011 and 2010, respectively)	19,811	18,719
Real estate taxes	14,809	14,682
Ground rent	2,127	2,161
Interest expense, net of interest income	13,811	13,809
Amortization of deferred finance costs	107	13
Depreciation and amortization	25,819	24,444
Marketing, general and administrative	85	97
Total expenses	76,569	73,925
Income from continuing operations before equity in net income from unconsolidated joint venture, loss on early extinguishment of debt and noncontrolling interests	18,493	15,274
Equity in net income from unconsolidated joint venture	146	291
Loss on early extinguishment of debt	—	(113)
Net income	18,639	15,452
Net income attributable to noncontrolling interests in other partnerships	(3,553)	(3,716)
Net income attributable to ROP common unitholders	$15,086	$11,736

Amounts attributable to ROP common unitholders:
Income from continuing operations	$15,086	$11,736
Net income	$15,086	$11,736

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partners’ Capital
	Class A Common Units	Noncontrolling Interests In Other Partnerships	Total Capital	Comprehensive Income
Balance at December 31, 2010	$2,207,175	$497,402	$2,704,577
Contributions	164,521	—	164,521
Distributions	(94,324)	(2,106)	(96,430)
Net income	15,086	3,553	18,639	$18,639
Balance at March 31, 2011	$2,292,458	$498,849	$2,791,307	$18,639

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$18,639	$15,452
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,926	24,457
Equity in net income from unconsolidated joint venture	(146)	(291)
Distributions of cumulative earnings from unconsolidated joint venture	146	291
Loss on early extinguishment of debt	—	113
Deferred rents receivable	(4,656)	(3,308)
Other non-cash adjustments	(7,812)	(6,240)
Changes in operating assets and liabilities:
Restricted cash — operations	359	101
Tenant and other receivables	(213)	1,050
Deferred lease costs	(1,737)	(1,768)
Other assets	(15,302)	(15,552)
Accounts payable, accrued expenses and other liabilities	1,567	(697)
Net cash provided by operating activities	16,771	13,608
Investing Activities
Additions to land, buildings and improvements	(4,962)	(6,106)
Restricted cash-capital improvements	—	(4)
Distributions in excess of cumulative earnings from unconsolidated joint venture	158	1,267
Mortgage loans receivable, net	24,037	(164)
Net cash provided by (used in) investing activities	19,233	(5,007)
Financing Activities
Repayments of mortgage note payable	(809)	(762)
Net proceeds from senior unsecured notes	—	250,000
Repayments of senior unsecured notes	(84,823)	(21,389)
Contributions from common unitholders	164,521	85,877
Distributions to noncontrolling interests in other partnerships	(2,106)	(3,202)
Distributions to common unitholders	(94,324)	(317,238)
Deferred loan costs	(10,605)	(3,278)
Net cash used in financing activities	(28,146)	(9,992)
Net increase (decrease) in cash and cash equivalents	7,858	(1,391)
Cash and cash equivalents at beginning of period	22,831	22,030
Cash and cash equivalents at end of period	$30,689	$20,639

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

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

SL Green Realty Corp., or SL Green, and the Operating Partnership were formed in June 1997.  SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our,” “us” and the “Company” means ROP and all entities owned or controlled by ROP.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, which preceded WAGP as general partner of ROP. This transaction is referred to herein as the Merger.

As of March 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	94.6%

Suburban	Consolidated properties	16	2,642,100	82.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.5%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.6 million.  In addition, as of March 31, 2011, we also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2011 and December 31, 2010, the consolidated results of their operations for the three months ended March 31, 2011 and 2010, their statement of capital for the three months ended March 31, 2011 and their statement of cash flows for the three months ended March 31, 2011 and 2010.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2011 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.  Significant Accounting Policies

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt investments.  See Note 5.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

We assess the accounting treatment for each joint venture and debt investment.  This assessment includes a review of each joint venture or partnership limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  We do not believe that the value of any of our consolidated or unconsolidated real estate properties was impaired at March 31, 2011 or December 31, 2010, respectively.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

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

We recognized an increase of approximately $6.7 million and $5.6 million in rental revenue for the three months ended March 31, 2011 and 2010, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate debt of approximately $0.6 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2011 and December 31, 2010 (amounts in thousands).

	March 31, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(87,365)	(82,493)
Net	$79,713	$84,585

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(159,372)	(147,791)
Net	$214,578	$226,159

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves or charge offs during the three months ended March 31, 2011 or 2010, respectively, on investments held to maturity.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We determined the valuation allowance for loan losses based on level three inputs. See “Note 4 — Debt Investments.”

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

•  Debt Investments:  The fair value of debt investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “— Debt Investments” above regarding valuation allowances for loan losses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt investments is primarily located in the Greater New York Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than three tenants who contributed approximately 5.3%, 5.3% and 7.9% of our annualized rent, no other tenant in the portfolio contributed more than 4.7% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2011.  Approximately 14%, 17%, 28% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2011.

Accounting Standards Updates

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance resulted in additional disclosures in our consolidated financial statements.

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

3.  Debt Investments

As of March 31, 2011 and December 31, 2010, we held the following debt investments (in thousands):

Loan Type	Senior Financing	March 31, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(5)	$—	$—	$27,187	January 2013
Junior Participation(1) (3)(4)(5)	—	9,938	9,938	April 2008
Loan loss reserves(5)	—	(7,400)	(10,550)
	$—	$2,538	$26,575

(1)	This is a fixed rate loan.
(2)

This loan had been in default since December 2007. We reached an agreement with the borrower to, among other things, extend the maturity date to January 2013. This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. This income is included in investment income.

(3)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

(4)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(5)	This loan is on non-accrual status.

At March 31, 2011 and December 31, 2010 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

4.  Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, New York, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  The lease contained partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options.  On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt.   The operating agreement of the Court Square joint venture requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square joint venture.  We also provide a detailed monthly reporting package to the JPM Investors.  We have concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square joint venture’s business that result in shared power of the activities that most significantly impact the performance of the joint venture.  We account for the Court Square joint venture under the equity method of accounting.

5.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at March 31, 2011 and December 31, 2010, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	March 31, 2011	December 31, 2010
919 Third Avenue New York, NY (2)(3)	6.87%	8/2011	$219,070	$219,879

(1)	Effective interest rate for the three months ended March 31, 2011.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.

At March 31, 2011, the gross book value of the property collateralizing the mortgage note was approximately $1.5 billion.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Interest expense	$13,812	$13,820
Interest income	(1)	(11)
Interest expense, net	$13,811	$13,809
Interest capitalized	$—	$—

At March 31, 2011, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

6.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2011 and December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	March 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,774	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
	$624,235	$624,009	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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
(4)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the Operating Partnership’s 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

In January 2011, we repaid the remaining outstanding $84.8 million of our 5.15% unsecured notes at par on their maturity date.

ROP and certain of its subsidiaries provide a senior guaranty of Operating Partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of Operating Partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of March 31, 2011, the maximum amount of ROP’s guaranty obligation was $359.8 million.

The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of  Operating ppartnership’s obligations under SL Green’s 2007 unsecured revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement.  The Overall Guaranty Limitation is the sum of $500 million plus 95% of ROP’s aggregate outstanding unsecured 5.875% notes due 2014, 4.000% exchangeable debentures due 2025 and 6.0% notes due 2016. Pari Passu Indebtedness includes all indebtedness owed by the Operating Partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of operating partnership’s obligations under SL Green’s 2007 unsecured revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under SL Green’s 2007 unsecured revolving credit facility.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2011 and December 31, 2010, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of March 31, 2011, including extension options, were as follows (in thousands):

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$2,414	$216,656	$—	$219,070	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
2015	—	—	657	657	94,500
Thereafter	—	—	524,774	524,774	—
	$2,414	$216,656	$624,009	$843,079	$94,500

7.  Fair Value of Financial Instruments

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $910.9 million, compared to the book value of the related fixed rate debt of approximately $843.1 million at March 31, 2011.  Our debt investment had an estimated fair value ranging between $2.2 million and $2.4 million, compared to the book value of the related investments of approximately $2.5 million at March 31, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8.  Partners’ Capital

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary and our general partner, WAGP.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of March 31, 2011 (in thousands):

March 31,	Non-cancellable operating leases

2011	$5,772
2012	7,594
2013	7,594
2014	7,594
2015	7,594
Thereafter	239,642
Total minimum lease payments	$275,790

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

11.  Segment Information

We are engaged in owning, managing and leasing commercial office properties in the New York Metropolitan area and have two reportable segments, real estate and debt investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of the New York Metropolitan area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 3 for additional details on our debt investments.

Selected results of operations for the three months ended March 31, 2011 and 2010 and selected asset information as of March 31, 2011 and December 31, 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Three months ended March 31, 2011	$88,834	$6,228	$95,062
Three months ended March 31, 2010	88,226	973	89,199

Net income:
Three months ended March 31, 2011	$12,465	$6,174	$18,639
Three months ended March 31, 2010	14,570	882	15,452

Total assets:
As of:
March 31, 2011	$3,895,937	$2,538	$3,898,475
December 31, 2010	3,883,073	26,575	3,909,648

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt segment.  Interest costs for the debt segment are imputed assuming 100% leverage at SL Green’s unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2011	2010

Net income	$18,639	$15,452
Net income attributable to noncontrolling interests in other partnerships	(3,553)	(3,716)
Net income attributable to ROP common unitholders	$15,086	$11,736

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.2 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  We paid Alliance approximately $0.1 million and $0.2 million for three months ended March 31, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  Reckson Associates Realty Corp., or RARC, served as the sole general partner of ROP until November 15, 2007, at which time RARC withdrew and Wyoming Acquisition GP LLC, or WAGP, succeeded it as the sole general partner of ROP.  WAGP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metropolitan area.

On January 25, 2007, SL Green Realty Corp., or SL Green, completed the acquisition of all of the outstanding shares of common stock of RARC. This transaction is referred to herein as the Merger.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	94.6%

Suburban	Consolidated properties	16	2,642,100	82.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.5%

(1)           The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $66.4 million.  In addition, as of March 31, 2011, ROP also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies during the three months ended March 31, 2011.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

The following section compares the results of operations for the three months ended March 31, 2011 to the three months ended March 31, 2010 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$74.3	$72.2	$2.1	2.9%
Escalation and reimbursement revenue	13.0	13.4	(0.4)	(3.0)
Total	$87.3	$85.6	$1.7	2.0%

Occupancy for our stabilized Manhattan portfolio at March 31, 2011 was 94.6% as compared to 95.9% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at March 31, 2011 was 82.5% as compared to 84.5% for the same period in the previous year. At March 31, 2011, approximately 2.2% and 8.3% of the space leased at our consolidated Manhattan and Suburban properties are expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 18.9% higher and 2.9% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 1.8% and 1.6% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.1	$0.3	$(0.2)	(66.7)%
Investment and other income	7.7	3.6	4.1	113.9
Total	$7.8	$3.9	$3.9	100.0%

Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.  At March 31, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The increase in investment and other income is primarily related to additional income recognized upon the sale of a debt investment ($6.2 million). This was partially offset by a reduction in lease buyout income ($1.2 million). As our remaining debt investment, as of March 31, 2011, is on non-accrual status, we do not expect to recognize any additional investment income in future periods.

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$19.8	$18.7	$1.1	5.9%
Real estate taxes	14.8	14.7	0.1	0.7
Ground rent	2.1	2.2	(0.1)	(4.5)
Total	$36.7	$35.6	$1.1	3.1%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in repairs and maintenance and utilities.

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$13.9	$13.8	$0.1	0.7%
Depreciation and amortization expense	25.8	24.4	1.4	5.7
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$39.8	$38.3	$1.5	3.9%

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements (working capital, property operations, debt service, redevelopment of properties, tenant improvements and leasing costs) will include cash on hand, cash flow from operations and net proceeds from divestitures of properties and redemptions of debt investments, and proceeds from debt offerings.

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

Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $30.7 million and $20.6 million at March 31, 2011 and 2010, respectively, representing an increase of $10.1 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$16,771	$13,608	$3,163
Net cash provided by (used in) investing activities	$19,233	$(5,007)	$24,240
Net cash used in financing activities	$(28,146)	$(9,992)	$(18,154)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2011, our portfolio was 91.5% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our debt and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2011, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$1,144
Distributions from joint ventures	(1,109)
Debt and other investing activities	24,205

We generally fund our investment activity through property-level financing and asset sales.  During the three months ended March 31, 2011, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(63,481)
Proceeds from debt obligations	(250,000)
Contributions	78,643
Distributions and other financing activities	224,011
Deferred loan costs	(7,327)

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through its wholly-owned subsidiary and our general partner, WAGP.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Refer to our 2010 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2011.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2011 (in thousands):

Issuance	Unpaid Principal Balance	March 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,774	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
	$624,235	$624,009	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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
(4)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the Operating Partnership’s 3.000% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

In January 2011, we repaid the remaining outstanding $84.8 million of our 5.15% unsecured notes at par on their maturity date.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of March 31, 2011 and December 31, 2010, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $843.1 million, bears interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including a joint venture investment and debt investments.  These investments all have varying ownership structures.  Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement.  Our off-balance sheet arrangements are discussed in Note 3, “Debt Investments” and Note 4, “Investment in Unconsolidated Joint Venture” in the accompanying financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2011, we will incur approximately $23.7 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings and

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.2 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively.  We paid Alliance approximately $0.1 million and $0.2 million for three months ended March 31, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

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

•                  NBCR: Since December 31, 2010, Belmont has acted as a direct insurer of NBCR coverage up to $600 million on SL Green’s entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the federal government.

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

•                  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering SL Green’s entire portfolio.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

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

•                  SL Green’s ability to maintain its status as a REIT;

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

Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the Securities and Exchange Commission, or the SEC.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of  SL Green’s Annual Report on Form 10-K for the year ended December 31, 2010 contains additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Our exposures to market risk have not changed materially since December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

We encourage you to read “Item 1A of Part I-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2010.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X

31.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X

32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

	By:	/s/ James Mead
James Mead
Treasurer

Date: May 13, 2011