Form 10-Q
period 2011-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2011-08-11
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$644,634	$644,566
Building and improvements	3,338,725	3,325,652
	3,983,359	3,970,218
Less: accumulated depreciation	(404,013)	(354,663)
	3,579,346	3,615,555
Cash and cash equivalents	55,633	22,831
Restricted cash	10,036	9,887
Tenant and other receivables, net of allowance of $1,808 and $2,404 in 2011 and 2010, respectively	8,988	7,382
Deferred rents receivable, net of allowance of $7,588 and $6,701 in 2011 and 2010, respectively	63,863	56,496
Debt investments, net of allowance of $7,400 and $10,550 in 2011 and 2010, respectively	2,538	26,575
Investment in unconsolidated joint venture	48,194	48,471
Deferred costs, net of accumulated amortization of $8,132 and $6,038 in 2011 and 2010, respectively	40,563	28,512
Other assets	87,699	93,939
Total assets	$3,896,860	$3,909,648

Liabilities
Mortgage note payable	$500,000	$219,879
Senior unsecured notes	624,019	708,822
Accrued interest payable and other liabilities	9,614	10,934
Accounts payable and accrued expenses	23,318	27,291
Deferred revenue	205,514	229,064
Security deposits	10,006	9,081
Total liabilities	1,372,471	1,205,071

Commitments and contingencies	—	—

Capital
General partner capital — ROP	2,153,781	2,207,175
Limited partner capital	—	—
Noncontrolling interests in other partnerships	370,608	497,402
Total capital	2,524,389	2,704,577
Total liabilities and capital	$3,896,860	$3,909,648

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues
Rental revenue, net	$72,167	$71,164	$146,493	$143,381
Escalation and reimbursement	13,261	12,292	26,270	25,691
Investment income	—	100	3,078	1,072
Other income	1,240	2,166	2,739	4,777
Total revenues	86,668	85,722	178,580	174,921
Expenses
Operating expenses (including $1,873 and $3,704, $2,046 and $4,065, paid to affiliates in 2011 and 2010, respectively)	19,373	18,623	39,184	37,342
Real estate taxes	14,829	14,683	29,638	29,365
Ground rent	2,159	2,161	4,286	4,322
Interest expense, net of interest income	14,235	16,057	28,046	29,866
Amortization of deferred finance costs	243	98	349	111
Loan loss reserves, net of recoveries	—	—	(3,150)	—
Depreciation and amortization	25,336	24,028	51,155	48,472
Marketing, general and administrative	83	116	169	214
Total expenses	76,258	75,766	149,677	149,692
Income from continuing operations before equity in net income from unconsolidated joint venture, loss on early extinguishment of debt and noncontrolling interests	10,410	9,956	28,903	25,229
Equity in net income from unconsolidated joint venture	133	185	279	476
Loss on early extinguishment of debt	—	(1,089)	—	(1,202)
Net income	10,543	9,052	29,182	24,503
Net income attributable to noncontrolling interests in other partnerships	(3,176)	(3,185)	(6,729)	(6,901)
Net income attributable to ROP common unitholders	$7,367	$5,867	$22,453	$17,602

Amounts attributable to ROP common unitholders:
Income from continuing operations	$7,367	$5,867	$22,453	$17,602
Net income	$7,367	$5,867	$22,453	$17,602

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partners’ Capital
	Class A Common Units	Noncontrolling Interests In Other Partnerships	Total Capital	Comprehensive Income
Balance at December 31, 2010	$2,207,175	$497,402	$2,704,577
Contributions	222,265	—	222,265
Distributions	(298,112)	(133,523)	(431,635)
Net income	22,453	6,729	29,182	$29,182
Balance at June 30, 2011	$2,153,781	$370,608	$2,524,389	$29,182

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$29,182	$24,503
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,504	48,583
Equity in net income from unconsolidated joint venture	(279)	(476)
Distributions of cumulative earnings from unconsolidated joint venture	279	476
Loan loss reserves, net of recoveries	(3,150)	—
Loss on early extinguishment of debt	—	1,202
Deferred rents receivable	(7,367)	(6,806)
Other non-cash adjustments	(14,782)	(11,956)
Changes in operating assets and liabilities:
Restricted cash — operations	(149)	(190)
Tenant and other receivables	(1,037)	4,486
Deferred lease costs	(3,591)	(2,693)
Other assets	(2,711)	(4,201)
Accounts payable, accrued expenses and other liabilities	(2,918)	(10,554)
Net cash provided by operating activities	44,981	42,374
Investing Activities
Additions to land, buildings and improvements	(14,952)	(12,801)
Restricted cash-capital improvements	—	(8)
Distributions in excess of cumulative earnings from unconsolidated joint venture	277	2,287
Debt investments, net	27,187	65
Net cash provided by (used in) investing activities	12,512	(10,457)
Financing Activities
Net proceeds from mortgage note payable	500,000	—
Repayments of mortgage note payable	(219,879)	(1,771)
Net proceeds from senior unsecured notes	—	250,000
Repayments of senior unsecured notes	(84,823)	(205,859)
Contributions from common unitholders	222,265	325,282
Distributions to noncontrolling interests in other partnerships	(133,523)	(6,608)
Distributions to common unitholders	(298,112)	(390,529)
Deferred loan costs	(10,619)	(4,182)
Net cash used in financing activities	(24,691)	(33,667)
Net increase (decrease) in cash and cash equivalents	32,802	(1,750)
Cash and cash equivalents at beginning of period	22,831	22,030
Cash and cash equivalents at end of period	$55,633	$20,280

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

1.  Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

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

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

As of June 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	95.1%

Suburban	Consolidated properties	16	2,642,100	82.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.7%

(1)           The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2011, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2011, develop approximately 1.1 million square feet of office space and in which we have invested approximately $66.6 million.  In addition, as of June 30, 2011, we also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2011 and December 31, 2010, the consolidated results of their operations for the three and six months ended June 30, 2011 and 2010, their statement of capital for the six months ended June 30, 2011 and their statement of cash flows for the six months ended June 30, 2011 and 2010.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

2.  Significant Accounting Policies

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt investments.  See Note 3.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  We do not believe that the value of any of our consolidated or unconsolidated real estate properties was impaired at June 30, 2011 or December 31, 2010, respectively.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

We recognized an increase of approximately $5.8 million, $12.6 million, $5.3 million and $10.9 million in rental revenue for the three and six months ended June 30, 2011 and 2010, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of above-market rate debt of approximately $0.9 million, $1.4 million, $0.6 million and $0.9 million for the three and six months ended June 30, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2011 and December 31, 2010 (amounts in thousands).

	June 30, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(91,678)	(82,493)
Net	$75,400	$84,585

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(169,532)	(147,791)
Net	$204,418	$226,159

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves or charge offs during the three or six months ended June 30, 2011 or 2010, respectively, on investments held to maturity. We also recorded none and approximately $3.2 million in recoveries during the three and six months ended June 30, 2011 in connection with the sale of an investment.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

•                                         Debt Investments:  The fair value of debt investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See Note 5 regarding valuation allowances for loan losses.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt investment is located in the New York Metropolitan Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than three tenants who contributed approximately 5.2%, 7.7% and 5.1% of our annualized rent, no other tenant in the portfolio contributed more than 4.6% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2011.  Approximately 15%, 17%, 29% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2011.

Accounting Standards Updates

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance resulted in additional disclosures in our consolidated financial statements.

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

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been included within the statement of shareholder’s equity. An OCI statement can be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption of this guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring.  This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance is effective as of the first quarter of 2012, applied prospectively, and its adoption is not expected to have a material effect on our consolidated financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

3.  Debt Investments

As of June 30, 2011 and December 31, 2010, we held the following debt investments (in thousands):

Loan Type	June 30, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(5)	$—	$27,187	January 2013
Junior Participation(1) (3)(4)(5)	9,938	9,938	April 2008
Loan loss reserves(4)	(7,400)	(10,550)
	$2,538	$26,575

(1)	This is a fixed rate loan.
(2)	This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. A portion of this income is included in preferred equity and investment income.
(3)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
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

5.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at June 30, 2011 and December 31, 2010, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	June 30, 2011	December 31, 2010
919 Third Avenue New York, NY (2)(3)(4)	5.116%	6/2023	$500,000	$219,879

(1)	Effective interest rate for the three months ended June 30, 2011.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.
(4)

In June 2011, the joint venture refinanced the 6.87%, $219.6 million mortgage which was due to mature in August 2011, and replaced it with a new 12-year $500.0 million mortgage which bears interest at 5.116%.

At June 30, 2011, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

At June 30, 2011, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

6.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2011 and December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	June 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,784	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
	$624,235	$624,019	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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

(5)	In January 2011, we repaid the remaining outstanding $84.8 million of our 5.15% unsecured notes at par on their maturity date.

ROP and certain of its subsidiaries provide a senior guaranty of the Operating Partnership’s obligations under its 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of June 30, 2011, the maximum amount of ROP’s guaranty obligation was $359.7 million.

The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement.  The Overall Guaranty Limitation is the sum of $500 million plus 95% of ROP’s aggregate outstanding unsecured 5.875% notes due 2014, 4.0% exchangeable debentures due 2025, 6.0% notes due 2016 and 7.75% notes due 2020. Pari Passu Indebtedness includes all indebtedness owed by the Operating Partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under SL Green’s 2007 revolving credit facility.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of June 30, 2011, including extension options, were as follows (in thousands):

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$—	$—	$—	$—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
2015	—	—	657	657	94,500
Thereafter	49,392	450,608	524,784	1,024,784	—
	$49,392	$450,608	$624,019	$1,124,019	$94,500

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	$14,240	$16,067	$28,052	$29,887
Interest income	(5)	(10)	(6)	(21)
Interest expense, net	$14,235	$16,057	$28,046	$29,866
Interest capitalized	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.2 billion, compared to the book value of the related fixed rate debt of approximately $1.1 billion at June 30, 2011.  Our debt investment had an estimated fair value ranging between $2.2 million and $2.4 million, compared to the book value of the related investments of approximately $2.5 million at June 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8.  Partners’ Capital

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of June 30, 2011 (in thousands):

June 30,	Non-cancellable operating leases

2011	$3,962
2012	7,594
2013	7,594
2014	7,594
2015	7,594
Thereafter	239,642
Total minimum lease payments	$273,980

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

Selected results of operations for the three and six months ended June 30, 2011 and 2010 and selected asset information as of June 30, 2011 and December 31, 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Three months ended June 30, 2011	$86,668	$—	$86,668
Three months ended June 30, 2010	85,622	100	85,722
Six months ended June 30, 2011	175,502	3,078	178,580
Six months ended June 30, 2010	173,849	1,072	174,921

Net income:
Three months ended June 30, 2011	$10,543	$—	$10,543
Three months ended June 30, 2010	9,036	16	9,052
Six months ended June 30, 2011	26,215	2,967	29,182
Six months ended June 30, 2010	23,606	897	24,503

Total assets:
As of:
June 30, 2011	$3,894,322	$2,538	$3,896,860
December 31, 2010	3,883,073	26,575	3,909,648

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt segment.  Interest costs for the debt segment are imputed assuming 100% leverage at SL Green’s unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$10,543	$9,052	$29,182	$24,503
Net income attributable to noncontrolling interests in other partnerships	(3,176)	(3,185)	(6,729)	(6,901)
Net income attributable to ROP common unitholders	$7,367	$5,867	$22,453	$17,602

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.8 million, $1.0 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2011 and 2010, respectively.  We paid Alliance approximately $0.1 million, $0.3 million, $0.3 million and $0.5 million for three and six months ended June 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $2.0 million, $1.0 million and $2.0 million for the three and six months ended June 30, 2011 and 2010, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.4 million, $0.8 million and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively.

13.  Subsequent Events

On August 5, 2011, SL Green, the Operating Partnership and Reckson, as co-obligors, completed the sale of $250.0 million aggregate principal amount of 5.00% senior notes due August 15, 2018.  Net proceeds to SL Green from the sale of the notes were approximately $246.5 million

ITEM 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

ROP is engaged in the ownership, management, operation, leasing, financing and development of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester and Connecticut which collectively is also known as the New York Metropolitan area.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

As of June 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	95.1%

Suburban	Consolidated properties	16	2,642,100	82.5%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	91.7%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2011, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2011, develop approximately 1.1 million square feet of office space and in which we have invested approximately $66.6 million.  In addition, as of June 30, 2011, ROP also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies during the six months ended June 30, 2011.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

The following section compares the results of operations for the three months ended June 30, 2011 to the three months ended June 30, 2010 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$72.2	$71.2	$1.0	1.4%
Escalation and reimbursement revenue	13.3	12.3	1.0	8.1
Total	$85.5	$83.5	$2.0	2.4%

Occupancy for our stabilized Manhattan portfolio at June 30, 2011 was 95.1% compared to 94.1% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at June 30, 2011 was 82.5% compared to 84.0% for the same period in the previous year. At June 30, 2011, approximately 1.5% and 4.2% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.7% higher and 0.1% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 2.5% and 1.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.1	$0.2	$(0.1)	(50.0)%
Investment and other income	1.2	2.3	(1.1)	(47.8)
Total	$1.3	$2.5	$(1.2)	(48.0)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.  At June 30, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily related to our remaining debt investment being on non-accrual status. As such, we do not expect to recognize any additional investment income in future periods. This was partially offset by an increase in lease buyout income ($0.4 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$19.4	$18.6	$0.8	4.3%
Real estate taxes	14.8	14.7	0.1	0.7
Ground rent	2.2	2.2	—	—
Total	$36.4	$35.5	$0.9	2.5%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll costs, repairs and maintenance and utilities.

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$14.5	$16.2	$(1.7)	(10.5)%
Depreciation and amortization expense	25.3	24.0	1.3	5.4
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$39.9	$40.3	$(0.4)	(1.0)%

The decrease in interest expense, net of interest income, is primarily due to the repurchase of $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014, pursuant to a tender offer in April 2010.

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

The following section compares the results of operations for the six months ended June 30, 2011 to the six months ended June 30, 2010 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$146.5	$143.4	$3.1	2.2%
Escalation and reimbursement revenue	26.3	25.7	0.6	2.3
Total	$172.8	$169.1	$3.7	2.2%

Occupancy for our stabilized Manhattan portfolio at June 30, 2011 was 95.1% compared to 94.1% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at June 30, 2011 was 82.5% compared to 84.0% for the same period in the previous year. At June 30, 2011, approximately 1.5% and 4.2% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.7% higher and 0.1% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 2.5% and 1.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.3	$0.5	$(0.2)	(40.0)%
Investment and other income	5.8	5.8	—	—
Total	$6.1	$6.3	$(0.2)	(3.2)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.  At June 30, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

Investment and other income was flat year over year. We recognized additional income in 2011 upon the sale of a debt investment ($3.1 million). This was partially offset by a reduction in lease buyout income ($0.7 million) and investment income ($1.1 million). As our remaining debt investment is on non-accrual status, we do not expect to recognize any additional investment income in future periods.

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$39.2	$37.3	$1.9	5.1%
Real estate taxes	29.6	29.4	0.2	0.7
Ground rent	4.3	4.3	—	—
Total	$73.1	$71.0	$2.1	3.0%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll costs, repairs and maintenance and utilities and were partially offset by a decrease in insurance costs.

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$28.4	$30.0	$(1.6)	(10.7)%
Loan loss reserves, net of recoveries	(3.2)	—	(3.2)	(320.0)
Depreciation and amortization expense	51.2	48.5	2.7	5.6
Marketing, general and administrative expense	0.2	0.2	—	—
Total	$76.6	$78.7	$(2.1)	(2.7)%

The decrease in interest expense, net of interest income, is primarily due to the repurchase of $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014, pursuant to a tender offer in April 2010.

The decrease in loan loss reserves, net of recoveries, is due to the partial recovery of a reserve for $3.2 million upon the sale of a debt investment in February 2011. No new loan loss reserves were recorded in either period.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $55.6 million and $20.3 million at June 30, 2011 and 2010, respectively, representing an increase of $35.3 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$44,981	$42,374	$2,607
Net cash provided by (used in) investing activities	$12,512	$(10,457)	$22,969
Net cash used in financing activities	$(24,691)	$(33,667)	$8,976

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2011, our portfolio was 91.7% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our debt and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2011, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(2,151)
Distributions from joint ventures	(2,010)
Debt and other investing activities	27,130

We generally fund our investment activity through property-level financing and asset sales.  During the six months ended June 30, 2011, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(97,072)
Proceeds from debt obligations	250,000
Contributions	(103,017)
Distributions and other financing activities	(34,498)
Deferred loan costs	(6,437)

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Refer to our 2010 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2011.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2011 (in thousands):

Issuance	Unpaid Principal Balance	June 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,784	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
	$624,235	$624,019	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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
(4)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the Operating Partnership’s 3.00% Exchangeable Senior Debentures due 2027, $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

(5)	In January 2011, we repaid the remaining outstanding $84.8 million of our 5.15% unsecured notes at par on their maturity date.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2011, we will incur approximately $16.8 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings and potential asset sales.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.8 million, $1.0 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2011 and 2010, respectively.  We paid Alliance approximately $0.1 million, $0.3 million, $0.3 million and $0.5 million for three and six months ended June 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $2.0 million, $1.0 million and $2.0 million for the three and six months ended June 30, 2011 and 2010, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2011.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

trigger of $100.0 million.  Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green’s 2007 revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.7 million, $1.2 million, $0.8 million and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively.

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of  SL Green’s and ROP’s respective Annual Reports on Form 10-K for the year ended December 31, 2010 contain additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

As of June 30, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          (REMOVED AND RESERVED)

ITEM 5.          OTHER INFORMATION

None

ITEM 6.          EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of August 5, 2011, among the SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee.	8-K	1-13762	4.1	08/05/11

4.2	First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee.	8-K	1-13762	4.2	08/05/11

4.3	Form of 5.00% Senior Notes due 2018 of SL Green, the Operating Partnership and ROP.	8-K	1-13762	4.3	08/05/11

31.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).					X

31.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a).					X

32.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.					X

32.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.					X

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

		By:	/s/ James Mead
James Mead
Treasurer

Date:	August 11, 2011