Form 10-Q
period 2011-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2011-11-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                                            FINANCIAL INFORMATION

ITEM 1.                                                                             Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$644,777	$644,566
Building and improvements	3,348,233	3,325,652
	3,993,010	3,970,218
Less: accumulated depreciation	(428,358)	(354,663)
	3,564,652	3,615,555
Cash and cash equivalents	17,555	22,831
Restricted cash	10,283	9,887
Tenant and other receivables, net of allowance of $1,935 and $2,404 in 2011 and 2010, respectively	9,944	7,382
Deferred rents receivable, net of allowance of $7,905 and $6,701 in 2011 and 2010, respectively	67,141	56,496
Debt investments, net of allowance of $7,400 and $10,550 in 2011 and 2010, respectively	2,538	26,575
Investment in unconsolidated joint venture	47,914	48,471
Deferred costs, net of accumulated amortization of $9,677 and $6,038 in 2011 and 2010, respectively	45,068	28,512
Other assets	97,063	93,939
Total assets	$3,862,158	$3,909,648

Liabilities
Mortgage note payable	$500,000	$219,879
Senior unsecured notes	873,580	708,822
Accrued interest payable and other liabilities	9,524	10,934
Accounts payable and accrued expenses	22,537	27,291
Deferred revenue	200,867	229,064
Security deposits	10,674	9,081
Total liabilities	1,617,182	1,205,071

Commitments and contingencies	—	—

Capital
General partner capital — ROP	1,885,879	2,207,175
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,506)	—
Noncontrolling interests in other partnerships	362,603	497,402
Total capital	2,244,976	2,704,577
Total liabilities and capital	$3,862,158	$3,909,648

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
Rental revenue, net	$71,293	$71,716	$217,786	$215,097
Escalation and reimbursement	13,918	14,451	40,188	40,141
Investment income	—	64	3,077	1,136
Other income	462	1,003	3,201	5,780
Total revenues	85,673	87,234	264,252	262,154
Expenses
Operating expenses (including $2,177 and $5,882, $2,143 and $6,208, paid to affiliates in 2011 and 2010, respectively)	20,087	20,184	59,270	57,525
Real estate taxes	14,661	13,977	44,300	43,343
Ground rent	2,159	2,161	6,445	6,483
Interest expense, net of interest income	18,992	15,024	47,039	44,890
Amortization of deferred finance costs	586	125	935	236
Loan loss reserves, net of recoveries	—	—	(3,150)	—
Depreciation and amortization	25,289	24,195	76,444	72,667
Marketing, general and administrative	98	106	265	320
Total expenses	81,872	75,772	231,548	225,464
Income from continuing operations before equity in net income from unconsolidated joint venture, loss on early extinguishment of debt and noncontrolling interests	3,801	11,462	32,704	36,690
Equity in net income from unconsolidated joint venture	119	124	399	600
Loss on early extinguishment of debt	—	—	—	(1,202)
Net income	3,920	11,586	33,103	36,088
Net income attributable to noncontrolling interests in other partnerships	(1,653)	(3,651)	(8,382)	(10,552)
Net income attributable to ROP common unitholders	$2,267	$7,935	$24,721	$25,536

Amounts attributable to ROP common unitholders:
Income from continuing operations	$2,267	$7,935	$24,721	$25,536
Net income	$2,267	$7,935	$24,721	$25,536

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partners’ Capital	Noncontrolling	Accumulated
	Class A Common Units	Interests In Other Partnerships	Other Comprehensive Loss	Total Capital	Comprehensive Income
Balance at December 31, 2010	$2,207,175	$497,402	$	$2,704,577	$—
Contributions	305,470	—		305,470
Distributions	(651,487)	(143,181)		(794,668)
Net income	24,721	8,382		33,103	33,103
Unrealized loss on derivative instruments	—	—	(3,506)	(3,506)	(3,506)
Balance at September 30, 2011	$1,885,879	$362,603	$(3,506)	$2,244,976	$29,597

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$33,103	$36,088
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,379	72,903
Equity in net income from unconsolidated joint venture	(399)	(600)
Distributions of cumulative earnings from unconsolidated joint venture	399	600
Loan loss reserves, net of recoveries	(3,150)	—
Loss on early extinguishment of debt	—	1,202
Deferred rents receivable	(11,849)	(10,373)
Other non-cash adjustments	(18,354)	(17,228)
Changes in operating assets and liabilities:
Restricted cash — operations	(396)	(195)
Tenant and other receivables	(2,121)	(505)
Deferred lease costs	(6,138)	(4,003)
Other assets	(15,751)	(17,306)
Accounts payable, accrued expenses and other liabilities	1,133	(6,821)
Net cash provided by operating activities	53,856	53,762
Investing Activities
Additions to land, buildings and improvements	(24,830)	(22,951)
Restricted cash-capital improvements	—	(11)
Distributions in excess of cumulative earnings from unconsolidated joint venture	557	2,641
Debt investments, net	27,187	65
Net cash provided by (used in) investing activities	2,914	(20,256)
Financing Activities
Net proceeds from mortgage note payable	500,000	—
Repayments of mortgage note payable	(219,879)	(2,798)
Net proceeds from senior unsecured notes	249,543	250,000
Repayments of senior unsecured notes	(84,823)	(205,859)
Contributions from common unitholders	301,879	402,344
Distributions to noncontrolling interests in other partnerships	(143,181)	(10,643)
Distributions to common unitholders	(651,487)	(460,919)
Deferred loan costs	(14,098)	(4,352)
Net cash used in financing activities	(62,046)	(32,227)
Net (decrease) increase in cash and cash equivalents	(5,276)	1,279
Cash and cash equivalents at beginning of period	22,831	22,030
Cash and cash equivalents at end of period	$17,555	$23,309

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

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

As of September 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	4	3,770,000	96.2%

Suburban	Consolidated properties	16	2,642,100	82.3%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	92.2%

(1)                  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2011, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2011, develop approximately 1.1 million square feet of office space and in which we have invested approximately $66.6 million.  In addition, as of September 30, 2011, we also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2011 and December 31, 2010, the consolidated results of their operations for the three and nine months ended September 30, 2011 and 2010, their statement of capital for the nine months ended September 30, 2011 and their statement of cash flows for the nine months ended September 30, 2011 and 2010.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements on the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

2.  Significant Accounting Policies

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt investments.  See Note 3 and Note 4.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  We do not believe that the value of any of our consolidated or unconsolidated real estate properties was impaired at September 30, 2011 or December 31, 2010, respectively.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

We recognized an increase of approximately $5.0 million, $17.5 million, $5.2 million and $16.1 million in rental revenue for the three and nine months ended September 30, 2011 and 2010, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized an (increase)/reduction in interest expense for the amortization of above-market rate debt of approximately $(0.1) million, $1.3 million, $0.3 million and $1.2 million for the three and nine months ended September 30, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2011 and December 31, 2010 (amounts in thousands).

	September 30, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$167,078	$167,078
Accumulated amortization	(95,526)	(82,493)
Net	$71,552	$84,585

Identified intangible liabilities (included in deferred revenue):
Gross amount	$373,950	$373,950
Accumulated amortization	(178,333)	(147,791)
Net	$195,617	$226,159

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves or charge offs during the three or nine months ended September 30, 2011 or 2010, respectively, on investments held to maturity. We recorded $3.2 million in recoveries during the nine months ended September 30, 2011 in connection with the sale of an investment.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt investment is located in the New York Metropolitan Area. See Note 4. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than three tenants who contributed approximately 5.1%, 7.7% and 5.1% of our annualized rent, no other tenant in the portfolio contributed more than 4.6% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2011.  Approximately 15%, 17%, 29% and 12% of our annualized rent, including our share of joint venture annualized rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2011.

Accounting Standards Updates

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses,

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

3.  Debt Investments

As of September 30, 2011 and December 31, 2010, we held the following debt investments (in thousands):

Loan Type	September 30, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(5)	$—	$27,187	January 2013
Junior Participation(1) (3)(4)(5)	9,938	9,938	April 2008
Loan loss reserves(4)	(7,400)	(10,550)
	$2,538	$26,575

(1)	This is a fixed rate loan.
(2)	This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. A portion of this income is included in preferred equity and investment income.
(3)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
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

5.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at September 30, 2011 and December 31, 2010, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	September 30, 2011	December 31, 2010
919 Third Avenue New York, NY (2)(3)(4)	5.116%	6/2023	$500,000	$219,879

(1)	Effective interest rate for the three months ended September 30, 2011.
(2)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. We consolidate this joint venture.
(3)	Held in a bankruptcy remote special purpose entity.
(4)

In June 2011, the joint venture refinanced the 6.87%, $219.6 million mortgage which was due to mature in August 2011, and replaced it with a new 12-year $500.0 million mortgage which bears interest at 5.116%.

At September 30, 2011, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

At September 30, 2011, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in June 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

joint venture debt was approximately $94.5 million.

6.  Corporate Indebtedness

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2011 and December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	September 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,794	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
August 5, 2011(1)(3)	250,000	249,551	—	5.00%	5.000%	7	August 15, 2018
	$874,235	$873,580	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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

(3)	SL Green and the Operating Partnership are co-obligors.
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

ROP and certain of its subsidiaries provide a senior guaranty of the Operating Partnership’s obligations under its 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility. ROP’s guaranty ranks pari passu in right of payment with its other senior, unsecured indebtedness. As of September 30, 2011, the maximum amount of ROP’s guaranty obligation was $376.2 million.

The Allocable Guaranty Limitation is the product of the Overall Guaranty Limitation times the amount of Pari Passu Indebtedness owing in respect of the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility divided by the amount of Pari Passu Indebtedness outstanding at such time, each as defined in the guaranty agreement.  The Overall Guaranty Limitation is the sum of $500 million plus 95% of ROP’s aggregate outstanding unsecured 5.875% notes due 2014, 4.0% exchangeable debentures due 2025, 6.0% notes due 2016, 7.75% notes due 2020 and 5.00% notes due 2018. Pari Passu Indebtedness includes all indebtedness owed by the Operating Partnership that is not secured, ranks pari passu with indebtedness under the senior guaranty of the Operating Partnership’s obligations under SL Green’s 2007 revolving credit facility and is guaranteed by ROP and its subsidiaries on substantially the same terms as their guaranties under SL Green’s 2007 revolving credit facility.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of September 30, 2011, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$—	$—	$—	$—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	—	—	98,578	98,578	—
2015	—	—	657	657	94,500
Thereafter	49,392	450,608	774,345	1,274,345	—
	$49,392	$450,608	$873,580	$1,373,580	$94,500

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest expense	$18,996	$15,030	$47,049	$44,917
Interest income	(4)	(6)	(10)	(27)
Interest expense, net	$18,992	$15,024	$47,039	$44,890
Interest capitalized	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash, tenant and other receivables and accrued interest payable and other liabilities, accounts payable and accrued expenses and security deposits, reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes have an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.4 billion, compared to the book value of the related fixed rate debt of approximately $1.4 billion at September 30, 2011.  Our debt investment had an estimated fair value ranging between $2.2 million and $2.4 million, compared to the book value of the related investments of approximately $2.5 million at September 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of September 30, 2011 (in thousands):

September 30,	Non-cancellable operating leases

2011	$1,898
2012	7,594
2013	7,594
2014	7,594
2015	7,594
Thereafter	239,642
Total minimum lease payments	$271,916

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

Selected results of operations for the three and nine months ended September 30, 2011 and 2010 and selected asset information as of September 30, 2011 and December 31, 2010, regarding our operating segments is as follows (in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Three months ended September 30, 2011	$85,673	$—	$85,673
Three months ended September 30, 2010	87,170	64	87,234
Nine months ended September 30, 2011	261,175	3,077	264,252
Nine months ended September 30, 2010	261,018	1,136	262,154

Net income:
Three months ended September 30, 2011	$3,920	$—	$3,920
Three months ended September 30, 2010	11,586	—	11,586
Nine months ended September 30, 2011	30,113	2,990	33,103
Nine months ended September 30, 2010	35,222	866	36,088

Total assets:
As of:
September 30, 2011	$3,859,620	$2,538	$3,862,158
December 31, 2010	3,883,073	26,575	3,909,648

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

September 30, 2011

(Unaudited)

to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before noncontrolling interest to net income available to common unitholders for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$3,920	$11,586	$33,103	$36,088
Net income attributable to noncontrolling interests in other partnerships	(1,653)	(3,651)	(8,382)	(10,552)
Net income attributable to ROP common unitholders	$2,267	$7,935	$24,721	$25,536

12.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

Accumulated Other Comprehensive Loss at September 30, 2011 consists of approximately $3.5 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $0.4 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

The following table presents the effect of our derivative financial instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Three and Nine Months Ended		Amount of (Loss) or Gain Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three and Nine Months Ended		Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Three and Nine Months Ended
Designation\Cash Flow	Derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Qualifying	Interest Rate Locks	$(3,596)	$—	$(90)	$—	$—	$—

13.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $1.7 million, $0.5 million and $1.4 million for the three and

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

nine months ended September 30, 2011 and 2010, respectively.  We paid Alliance approximately $0.4 million, $0.6 million, $0.3 million and $0.8 million for three and nine months ended September 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $3.0 million, $1.0 million and $3.0 million for the three and nine months ended September 30, 2011 and 2010, respectively.

Insurance

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $2.2 million, $0.8 million and $2.4 million for the three and nine months ended September 30, 2011 and 2010, respectively.

14.  Subsequent Events

On November 10, 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  At November 10, 2011, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date, by obtaining additional commitments from our current lenders and other financial institutions.  We are required to pay quarterly in arrears a 17.5 to 45 basis point fee on the unused balance of the commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  At November 10, 2011, we had approximately $500.0 million of borrowings and outstanding letters of credit totaling approximately $101.4 million outstanding under the 2011 revolving credit facility.

The Company, ROP, and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility.  No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

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

As of September 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	4	3,770,000	96.2%

Suburban	Consolidated properties	16	2,642,100	82.3%
	Unconsolidated properties	1	1,402,000	100.0%
		21	7,814,100	92.2%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2011, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2011, develop approximately 1.1 million square feet of office space and in which we have invested approximately $66.6 million.  In addition, as of September 30, 2011, ROP also held approximately $2.5 million of debt investments.

We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies during the nine months ended September 30, 2011.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

The following section compares the results of operations for the three months ended September 30, 2011 to the three months ended September 30, 2010 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$71.3	$71.7	$(0.4)	(0.6)%
Escalation and reimbursement revenue	13.9	14.5	(0.6)	(4.1)
Total	$85.2	$86.2	$(1.0)	(1.2)%

Occupancy for our stabilized Manhattan portfolio at September 30, 2011 was 96.2% compared to 93.6% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at September 30, 2011 was 82.3% compared to 82.6% for the same period in the previous year. At September 30, 2011, approximately 1.5% and 2.7% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.2% higher and 0.3% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 2.4% higher and 0.1% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.1	$0.1	$—	—%
Investment and other income	0.5	1.0	(0.5)	(50.0)
Total	$0.6	$1.1	$(0.5)	(45.5)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.  At September 30, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily related to the receipt of real estate and other tax refunds in 2010 ($0.5 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$20.1	$20.2	$(0.1)	(0.5)%
Real estate taxes	14.7	14.0	0.7	5.0
Ground rent	2.2	2.2	—	—
Total	$37.0	$36.4	$0.6	1.6%

Operating expenses decreased compared to the same period in the prior year.  The decrease was primarily attributable to utilities ($0.7 million) and other operating expenses ($0.2 million). This was partially offset by increases in payroll costs ($0.4 million) and repairs and maintenance ($0.4 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$19.6	$15.1	$4.5	29.8%
Depreciation and amortization expense	25.3	24.2	1.1	4.5
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$45.0	$39.4	$5.6	14.2%

The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250.0 million aggregate principal amount of 5% notes due 2018 and the refinancing of 919 Third Avenue in June 2011.

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

The following section compares the results of operations for the nine months ended September 30, 2011 to the nine months ended September 30, 2010 for the 20 consolidated properties owned by ROP.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$217.8	$215.1	$2.7	1.3%
Escalation and reimbursement revenue	40.2	40.1	0.1	0.3
Total	$258.0	$255.2	$2.8	1.1%

Occupancy for our stabilized Manhattan portfolio at September 30, 2011 was 96.2% compared to 93.6% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at September 30, 2011 was 82.3% compared to 82.6% for the same period in the previous year. At September 30, 2011, approximately 1.5% and 2.7% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.2% higher and 0.3% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 2.4% higher and 0.1% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint venture	$0.4	$0.6	$(0.2)	(33.3)%
Investment and other income	6.3	6.9	(0.6)	(8.7)
Total	$6.7	$7.5	$(0.8)	(10.7)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.  At September 30, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily related to a reduction in lease buyout income ($0.8 million), investment income ($1.1 million), as well as the receipt of real estate and other tax refunds in 2010 ($1.9 million). This was partially offset by additional income we recognized in 2011 upon the sale of a debt investment ($3.1 million). As our remaining debt investment is on non-accrual status, we do not expect to recognize any additional investment income from this debt investment in future periods.

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$59.3	$57.5	$1.8	3.1%
Real estate taxes	44.3	43.3	1.0	2.3
Ground rent	6.4	6.5	(0.1)	(1.5)
Total	$110.0	$107.3	$2.7	2.5%

Operating expenses increased compared to the same period in the prior year.  The increase was primarily attributable to increases in payroll costs ($0.8 million) and repairs and maintenance ($1.7 million). These increases were partially offset by a decrease in insurance costs ($0.2 million) and utilities ($0.5 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$48.0	$45.1	$2.9	6.4%
Loan loss reserves, net of recoveries	(3.2)	—	(3.2)	(320.0)
Depreciation and amortization expense	76.4	72.7	3.7	5.1
Marketing, general and administrative expense	0.3	0.3	—	—
Total	$121.5	$118.1	$3.4	2.9%

The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250.0 million aggregate principal amount of 5% notes due 2018 and the refinancing of 919 Third Avenue in June 2011.

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

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $17.6 million and $23.3 million at September 30, 2011 and 2010, respectively, representing a decrease of $5.7 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$53,856	$53,762	$94
Net cash provided by (used in) investing activities	$2,914	$(20,256)	$23,170
Net cash used in financing activities	$(62,046)	$(32,227)	$(29,819)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2011, our portfolio was 92.2% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our debt and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2011, compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(1,879)
Distributions from joint ventures	(2,084)
Debt and other investing activities	27,133

We generally fund our investment activity through property-level financing and asset sales.  During the nine months ended September 30, 2011, compared to the same period in the prior year, we used our funds to complete the following financing activities (in thousands):

Repayments under our debt obligations	$(96,045)
Proceeds from debt obligations	499,543
Contributions	(100,465)
Distributions and other financing activities	(323,106)
Deferred loan costs	(9,746)

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Refer to our 2010 Annual Report on Form 10-K for a discussion of our contractual obligations. There has been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2011.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2011 (in thousands):

Issuance	Unpaid Principal Balance	September 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,794	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
August 5, 2011(1)(3)	250,000	249,551	—	5.00%	5.000%	7	August 15, 2018
	$874,235	$873,580	$708,822

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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

(3)	SL Green and the Operating Partnership are co-obligors.
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

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to the minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets.  As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Market Rate Risk

We are not exposed to changes in interest rates as we have no floating rate borrowing arrangements.

All of our long-term debt, totaling approximately $1.4 billion, bears interest at fixed rates, and therefore the fair value of these instruments is not affected by changes in the market interest rates.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2011, we will incur approximately $6.5 million of capital expenditures (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings and

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $1.7 million, $0.5 million and $1.4 million for the three and nine months ended September 30, 2011 and 2010, respectively.  We paid Alliance approximately $0.4 million, $0.6 million, $0.3 million and $0.8 million for three and nine months ended September 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Subsequent to the Merger, property operating expenses include an allocation of salary and other operating costs from SL Green.  Such amount was approximately $1.0 million, $3.0 million, $1.0 million and $3.0 million for the three and nine months ended September 30, 2011 and 2010, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2011.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2012.

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

Subsequent to the Merger, we obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $0.8 million, $2.2 million, $0.8 million and $2.4 million for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us.  These risks and uncertainties include:

•                  the effect of the credit crisis and the current economic downturn on general economic, business and financial conditions, and on the New York metropolitan real estate market in particular;

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of  SL Green’s, SLGOP’s and ROP’s respective Annual Reports on Form 10-K for the year ended December 31, 2010 contain additional factors that could adversely effect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text.

						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

	By:	/s/ James Mead
James Mead
Treasurer

Date: November 14, 2011