Form 10-K
period 2011-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2012-03-28
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 28, 2012, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2012 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.

        ROP is engaged in the ownership, management and operation of commercial real estate properties, principally office properties, and also owns land for future development located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

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

        In November 2011, in connection with the closing of our 2011 revolving credit facility, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	8	6,036,400	96.4%
Suburban	Consolidated properties	17	2,785,500	80.6%
	Unconsolidated properties	1	1,402,000	100.0%

		26	10,223,900	92.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2011, our Manhattan properties were comprised of 6 fee owned properties and 2 leasehold properties. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2011, our Suburban properties were

PART I

ITEM 1.    BUSINESS

comprised of 17 fee owned properties and one leasehold property. We refer to our Manhattan and Suburban properties collectively as our Portfolio.

        At December 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.0 million.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2011, our corporate staff consisted of approximately 263 persons, including 163 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be a part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business Strategies and Growth Opportunities

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of SL Green's business and growth strategies.

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

Manhattan Office Market Overview

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Manhattan Office Market Overview" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of SL Green's Manhattan office market overview.

Industry Segments

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Industry Segments" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of SL Green's industry segments.

Employees

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Employees" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete description of SL Green's employees.

ITEM 1A.    RISK FACTORS

        We encourage you to read "Item 1A—Risk Factors" in the Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2011.

Declines in the demand for office space in New York City, and in particular, midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, and Long Island City, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

        Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Continuing weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and to make distributions to SL Green. Similarly, continuing weakness and uncertainty in our suburban markets could adversely affect our cash flow and ability to service current debt and to make distributions to SL Green.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2011, approximately 2.9 million square feet, representing approximately 35% of the rentable square feet, are scheduled to expire by December 31, 2016 at our consolidated properties. There are no scheduled expirations at our unconsolidated joint venture property during that period. As of December 31, 2011, these leases had annualized escalated rent totaling approximately $131.8 million and none, respectively. We also have leases with termination options beyond 2016. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and make distributions to SL Green could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in the commercial office properties located at 1185 Avenue of the Americas and 461 Fifth Avenue, both in Manhattan and 1055 Washington Boulevard, Stamford, Connecticut are through long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of a fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The average remaining term of these long-term leases as of December 31, 2011, including our unilateral extension rights on each of these properties, is approximately 41 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash escalated rents of these properties at December 31, 2011 totaled approximately $96.5 million, or 26%, of our share of total Portfolio annualized cash rent. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2011 for consolidated properties and our unconsolidated joint venture property, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 17.6% of our share of Portfolio annualized rent, with three tenants, Debevoise & Plimpton, LLP,

ITEM 1A.    RISK FACTORS

Citigroup, Inc. and Advance Magazine Group, Fairchild Publications, accounting for approximately 5.6%, 3.7% and 3.3% of our share of Portfolio annualized cash rent, respectively. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants become insolvent, declare bankruptcy, are put into receivership or otherwise refuse to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to make distributions.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for office and retail space declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn and capitalization rates rose. As a result, the cost and availability of credit was, and may in down markets be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty, including concern about the stability of the markets generally and the strength of counterparties specifically has led, and may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in Manhattan, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if negative economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

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

ITEM 1A.    RISK FACTORS

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

        We may acquire individual properties and portfolios of properties. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

  •
  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing;

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

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

  •
  liabilities for clean-up of undisclosed environmental contamination.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

        We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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

ITEM 1A.    RISK FACTORS

We rely on four large properties for a significant portion of our revenue.

        As of December 31, 2011, four of our properties, 1185 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 750 Third Avenue, accounted for approximately 55% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, and 1185 Avenue of the Americas alone accounted for approximately 21% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if tenants at these properties fail to make timely rental payments due to adverse financial conditions or otherwise, default under their leases or filing for bankruptcy.

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

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes, but is not limited to, the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2012. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2012. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2012.

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

  •
  NBCR: Since December 31, 2011, Belmont acts as a direct insurer of NBCR and has provided coverage up to $750 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

ITEM 1A.    RISK FACTORS

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green's 2011 revolving credit facility, unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks it could result in substantially higher insurance premiums.

        In connection with this program we incurred insurance expense of approximately $4.2 million, $4.9 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

We face possible risks associated with the physical effects of climate change.

        We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, we own interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.

        Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

ITEM 1A.    RISK FACTORS

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        Cash flow could be insufficient to pay distributions and meet the payments of principal and interest required under our current mortgage and other indebtedness, including our 2011 revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture property. SL Green, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility.

        The total principal amount of our outstanding consolidated indebtedness was approximately $1.7 billion as of December 31, 2011, consisting of approximately $350.0 million under our 2011 revolving credit facility, $873.6 million under our senior unsecured notes and convertible notes, and approximately $500.0 million of non-recourse mortgage loan on one of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2011 revolving credit facility, which had $1.1 billion available for draw as of December 31, 2011. Our 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option. As of December 31, 2011, the total principal amount of non-recourse indebtedness outstanding at our joint venture property was approximately $315.0 million, of which our proportionate share was approximately $94.5 million.

        If we are unable to make payments under our 2011 revolving credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2011 revolving credit facility or our senior unsecured notes would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. No debt on our properties will mature in 2012. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2011 revolving credit facility and senior unsecured notes contain customary restrictions and requirements on our method of operations. Our 2011 revolving credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect our results of operations, our ability to pay debt obligations and our ability to make distributions to SL Green.

Rising interest rates could adversely affect our cash flow.

        Advances under our 2011 revolving credit facility bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $320 million at December 31, 2011. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2011 revolving credit facility, which had $1.1 billion available for draw as of December 31, 2011. Borrowings under our 2011 revolving

ITEM 1A.    RISK FACTORS

credit facility currently bear interest at the 30-day LIBOR, plus a spread which was 150 basis points at December 31, 2011. As of December 31, 2011, borrowings under our 2011 revolving credit facility totaled $350 million and bore interest at 1.98%. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our results of operations and financial conditions. At December 31, 2011, a hypothetical 100 basis point increase in interest rates across our variable interest rate instrument would increase our annual interest costs by approximately $3.2 million. Accordingly, increases in interest rates could adversely affect our ability to continue to make distributions to SL Green.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

        The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

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

        We owned one mezzanine loan with an aggregate book value of approximately $0.6 million at December 31, 2011. Such investment may or may not be recourse obligation of the borrower and is not insured or guaranteed by governmental agencies or otherwise. In the event of a default under this obligation, we may have to take possession of the collateral securing this interest. Borrower may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We evaluate the collectability of both interest and principal of our loan, if circumstances warrant, to determine whether it is impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a loan is impaired, the amount of the loss accrual is calculated by comparing the carrying amount of the investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate or, as a practical expedient, to the value of the underlying collateral if the loan is collateral dependent. There can be no assurance that our estimates of collectible amounts will not change over time or that they will be representative of the amounts we actually collect, including amounts we would collect if we chose to sell these investments before their maturity. If we collect less than our estimates, we will record charges which could be material. We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to

ITEM 1A.    RISK FACTORS

protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to make distributions.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present where a third party is not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2011, our unconsolidated joint venture owned one property and we had an aggregate cost basis in this joint venture totaling approximately $41.9 million. As of December 31, 2011, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled approximately $94.5 million.

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

ITEM 1A.    RISK FACTORS

We may incur significant costs complying with the Americans with Disabilities Act and other regulatory and legal requirements.

        Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make distributions to SL Green.

        Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to make distributions to SL Green could be adversely affected.

We face potential conflicts of interest.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities with which senior management, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. SL Green and its tenants accounted for approximately 25.5% of Alliance's 2011 total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

        As of December 31, 2011, services were being provided by these entities to 8 of the properties owned by ROP.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.

        Stephen Green, Marc Holliday, Andrew Mathias, Andrew Levine and James Mead entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City Metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of its desire to maintain its ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite

ITEM 1A.    RISK FACTORS

being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green's failure to qualify as a REIT would be costly.

        We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of these REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within SL Green's control, can affect its qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green's gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green's REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

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

        We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of Wyoming Acquisition GP, LLC, the sole general partner of ROP, and Andrew Mathias, the president of SL Green. These officers have employment agreements which expire in January 2013 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations.

ITEM 1A.    RISK FACTORS

Our business and operations would suffer in the event of system failures or cyber security attacks.

        Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Compliance with changing or new regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

        Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NYSE rules, can create uncertainty for public companies. These changed or new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2011, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

Our Portfolio

General

        As of December 31, 2011, we owned or held interests in eight consolidated commercial office properties encompassing approximately 6.04 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2011, our portfolio also included ownership interests in 17 consolidated and one unconsolidated commercial office properties located in Long Island City, Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.8 million rentable square feet and approximately 1.4 million rentable square feet, respectively.

        At December 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.0 million.

        We also own one development property encompassing approximately 36,800 square feet.

ITEM 2.    PROPERTIES

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2011:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
810 Seventh Avenue	1970	Times Square	692,000	7	86.4	$40,238,592	11	40	59.70	47.21
919 Third Avenue(5)	1970	Grand Central North	1,454,000	14	99.9	87,346,332	12	14	60.13	50.54
1185 Avenue of the Americas(6)	1969	Rockefeller Center	1,062,000	10	99.9	75,492,684	21	19	70.03	62.77
333 West 34th Street	1960/2002	Penn Station	345,400	3	90.2	12,904,176	4	3	40.70	38.62
461 Fifth Avenue	1988	Midtown	200,000	2	98.8	15,236,376	4	16	76.96	68.64
555 West 57th Street	1971	Midtown West	941,000	9	99.2	32,135,868	9	11	32.59	32.06
750 Third Avenue	1958/2006	Grand Central North	780,000	8	97.1	39,846,708	11	31	52.00	33.98
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	6	90.0	32,582,868	9	40	61.84	53.62

Total / Weighted Average Consolidated Properties(7)			6,036,400	59	96.4	335,783,604	80	174
Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street—1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	74.9	1,549,392	—	1	23.00	18.41
1100 King Street—2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	80.3	1,369,176	—	3	32.38	23.68
1100 King Street—3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	80.1	1,914,936	—	5	26.55	23.47
1100 King Street—4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	59.4	1,589,052	—	7	29.58	22.76
1100 King Street—5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.2	1,994,208	1	7	28.02	22.39
1100 King Street—6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	78.2	2,451,804	1	3	32.35	27.26
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	73.6	3,654,936	1	9	28.34	22.45
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	85.5	3,186,120	1	13	23.37	14.67
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2	61.2	2,808,780	1	8	18.37	20.18
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2	87.5	6,348,204	2	7	30.18	27.88
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	78.1	4,105,068	1	7	24.92	21.83
140 Grand Street	1991	White Plains, Westchester	130,100	1	91.4	4,004,304	1	10	36.47	28.41
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	4	94.3	13,043,124	4	16	35.57	29.98

Westchester, NY Subtotal			2,135,100	21		48,019,104	13	96
680 Washington Boulevard(5)	1989	Stamford, Connecticut	133,000	1	88.5	4,001,172	1	7	40.83	36.28
750 Washington Boulevard(5)	1989	Stamford, Connecticut	192,000	2	93.6	7,127,976	1	9	40.46	33.98
1055 Washington Boulevard(6)	1987	Stamford, Connecticut	182,000	2	84.5	5,800,368	2	21	35.66	33.56
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	53.3	2,214,900	—	15	30.95	24.94

Connecticut Subtotal			650,400	6		19,144,416	4	52

Total / Weighted Average Consolidated Property(8)			2,785,500	27	80.6	67,163,520	17	148

UNCONSOLIDATED PROPERTY
One Court Square—30%	1987	Long Island City, New York	1,402,000	14	100.0	39,819,192	3	1	28.41	28.41

Total / Weighted Average Unconsolidated Property(9)			1,402,000	14	100.0	39,819,192	3	1

Grand Total / Weighted Average			10,223,900	100	92.6	442,766,316
Grand Total—SLG share of Annualized Rent						$366,639,896	100	323

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012 are approximately $4.5 million for our consolidated properties and none for our unconsolidated property.

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

(7)
Includes approximately 5.7 million square feet of rentable office space, 0.3 million square feet of rentable retail space and 0.2 million square feet of garage space.

(8)
Includes approximately 2.8 million square feet of rentable office space and 0.1 million square feet of rentable retail space.

(9)
Includes approximately 1.4 million square feet of rentable office space.

ITEM 2.    PROPERTIES

Historical Occupancy

        SL Green has historically achieved consistently higher occupancy rates in our Manhattan portfolio compared to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%
December 31, 2007	96.6%	94.1%	93.5%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

(3)
The term "Class B" is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and frequently obtain the highest rental rates within their markets.

        SL Green has generally historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, Central Business District markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%
December 31, 2008	88.9%	81.7%	84.9%	84.5%
December 31, 2007	90.2%	83.4%	88.5%	86.6%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have a term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2016, the average annual rollover at our Manhattan consolidated properties is expected to be approximately 0.3 million square feet representing an average annual expiration rate of 5.0% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

ITEM 2.    PROPERTIES

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2011 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	13	177,812	2.96%	$10,769,124	$60.56
2013	20	349,379	5.82	21,387,684	61.22
2014	20	386,158	6.44	19,544,221	50.61
2015	17	154,649	2.58	7,551,377	48.83
2016	21	478,433	7.98	29,952,228	62.60
2017	16	353,641	5.90	23,058,543	65.20
2018	16	342,475	5.71	25,805,172	75.35
2019	7	117,789	1.96	6,751,560	57.32
2020	14	420,127	7.00	27,527,784	65.52
2021 & thereafter	39	3,218,491	53.65	163,435,911	50.78

Total/weighted average	183	5,998,954	100.00%	$335,783,604	$55.97

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012, are approximately $2.2 million for the Manhattan properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes no square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2016, the average annual rollover at our Suburban consolidated and unconsolidated properties is expected to be approximately 0.3 million square feet and none, respectively, representing an average annual expiration rate of 12.2% and none respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        Our Suburban unconsolidated property is leased to a single tenant on a net-lease basis. The lease expires in 2020.

ITEM 2.    PROPERTIES

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2011 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	31	151,816	7.03%	$4,789,068	$31.55
2013	18	273,288	12.65	9,019,692	33.00
2014	23	215,055	9.95	7,184,976	33.41
2015	15	218,428	10.11	7,072,104	32.38
2016	27	458,316	21.21	14,553,996	31.76
2017	6	48,562	2.25	1,319,328	27.17
2018	9	106,940	4.95	3,281,484	30.69
2019	7	221,767	10.26	6,565,356	29.60
2020	7	201,758	9.34	5,400,708	26.77
2021 & thereafter	12	264,612	12.25	7,976,808	30.15

Total/weighted average	155	2,160,542	100.00%	$67,163,520	$31.09

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012 are approximately $2.3 million for the suburban properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 43,636 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

Tenant Diversification

        At December 31, 2011, our portfolio was leased to approximately 323 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/

ITEM 2.    PROPERTIES

non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2011:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	750 Third Avenue, Court Square and 750 Washington Blvd	110	1,486,136	14.5%	3.7%
Debevoise & Plimpton, LLP	919 Third Avenue	120	619,353	6.1	5.6
Advance Magazine Group, Fairchild Publications	750 Third Avenue	110	286,622	2.8	3.3
C.B.S. Broadcasting, Inc.	555 West 57th St.	144	282,385	2.8	2.8
Schulte, Roth & Zabel LLP	919 Third Avenue	114	263,186	2.6	2.2
BMW of Manhattan	555 West 57th St.	127	227,782	2.2	1.5
Verizon	1100 King Street Bldg's 1&2 & 500 Summit Lake Drive	96	184,523	1.8	3.2
Amerada Hess Corp.	1185 Avenue of the Americas	192	181,569	1.8	3.3
The City University of New York—CUNY	555 West 57th Street	228	180,460	1.8	1.8
Fuji Color Processing Inc.	200 Summit Lake Drive	15	165,880	1.6	1.4

Total/ Weighted Average(3)			3,877,896	38.0%	28.8%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2011 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2011, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established trading market for our common equity. As of March 28, 2012, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

        No distributions have been declared by ROP subsequent to the Merger on January 25, 2007.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not sell any Class A common units during the years ended December 31, 2011, 2010 or 2009 that were not registered under the Securities Act of 1933, as amended.

        None of the Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement.

PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATE PURCHASERS

        None.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

        In November 2011, SL Green transferred five properties to ROP. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        The results of operations for the period from January 1, 2007 to January 25, 2007 (Predecessor) have been recorded based on the historical values of the assets and liabilities of ROP prior to the Merger. The financial position as of December 31, 2011, 2010, 2009, 2008 and 2007 (Successor) and the results of operations for the years ended December 31, 2011, 2010, 2009 and 2008 and the period from January 26, 2007 to December 31, 2007 (Successor) have been recorded based on the fair values assigned to the assets and liabilities of ROP in connection with the Merger. As such, the information presented may not be comparable.

Operating Data	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Period January 26 to December 31, 2007	Period January 1 to January 25, 2007
(In thousands, except unit and per unit data)	(Successor)	As Adjusted (Successor)	As Adjusted (Successor)	As Adjusted (Successor)	As Adjusted (Successor)	(Predecessor)
Total revenue	$463,393	$454,541	$444,994	$450,101	$399,240	$26,418

Operating expenses	110,173	107,026	102,467	108,622	96,169	6,770
Real estate taxes	77,216	75,923	73,598	65,163	61,292	4,659
Ground rent	10,703	10,743	10,743	10,743	10,181	699
Interest expense, net of interest income	69,215	59,657	56,281	72,632	68,955	6,956
Amortization of deferred finance costs	1,937	339	—	—	—	152
Depreciation and amortization	124,455	118,064	117,577	107,526	87,066	5,205
Merger related costs	—	—	—	—	—	8,814
Depreciable real estate reserves	5,789	—	—	—	—	—
Loan loss reserves, net of recoveries	(2,425)	—	24,907	10,550	—	—
Long-term incentive compensation expense	—	—	—	—	—	1,800
Marketing, general and administration	346	493	563	789	698	3,547

Total expenses	397,409	372,245	386,136	376,025	324,361	38,602

Income (loss) from continuing operations before items	65,984	82,296	58,858	74,076	74,879	(12,184)
Equity in net income from unconsolidated joint ventures	497	711	1,109	838	1,249	8
(Loss) gain on early extinguishment of debt	—	(1,202)	3,519	16,569	—	—

Income (loss) from continuing operations	66,481	81,805	63,486	91,483	76,128	(12,176)
Discontinued operations	—	—	(42)	1,418	2,457	3,018

Net income (loss)	66,481	81,805	63,444	92,901	78,585	(9,158)
Net (income) attributable to noncontrolling interests	(9,886)	(13,682)	(13,380)	(16,687)	(9,864)	(2,173)

Income (loss) attributable to ROP common unitholders	$56,595	$68,123	$50,064	$76,214	$68,721	$(11,331)

PART II

ITEM 6.    SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data (In thousands)	2011	2010	2009	2008	2007
		As Adjusted	As Adjusted	As Adjusted	As Adjusted
Commercial real estate, before accumulated depreciation	$4,735,456	$4,683,487	$4,640,365	$4,583,845	$4,607,410
Total assets	4,530,154	4,585,422	4,634,434	4,769,027	4,917,998
Mortgage notes payable, revolving credit facility and senior unsecured notes	1,723,604	928,701	887,259	1,182,361	1,288,580
Total capital	2,547,854	3,365,948	3,404,514	3,196,227	3,174,789

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

        ROP is engaged in the ownership, management, operation, acquisition, leasing and financing of commercial real estate properties, principally office properties, and also owns land for future development located in the New York City, Westchester County and Connecticut which collectively is also known as the New York Metropolitan area.

        The New York City commercial real estate market strengthened in 2011, and SL Green took advantage of the strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth as market conditions improve.

Leasing and Operating

        Improvements in leasing conditions, which began during 2010, continued into 2011. Total 2011 Manhattan new leasing activity was 30.1 million square feet, the largest amount of new leasing in any year since 2000. Net absorption exceeded 5.2 million square feet during the year, of which 3.2 million square feet was absorbed in mid-town Manhattan, the location of 53% of our office properties (by square footage). The Midtown submarket absorption resulted in decreases in overall office vacancy from 10.6% at December 31, 2010 to 9.6% at December 31, 2011 and the portion of available space comprised of sublease space declined to 1.6% of total available inventory. In addition, no new office space was added to the Midtown office inventory, with approximately 0.8 million square feet (0.2% of the total 392.9 million square foot Manhattan office inventory) currently under construction and scheduled to come online by 2013.

        Net absorption that reduced vacancy, and lack of new supply created conditions in which rents increased during the year. Asking rents for direct space in midtown increased during 2011 by 3.7% to $66.75 per square foot. By the end of 2011, asking rents had increased by 9.5% since the recessionary trough in rents in early 2010. Over the same period, net effective rents (which take into consideration leasing concessions and commissions), increased by 21.3%

        SL Green has historically outperformed the Manhattan and Suburban office markets, and it did so in 2011. SL Green's Manhattan office property occupancy on stabilized same-store assets increased to 95.4% from 94.6% in the earlier year (excluding 100 Church which is in lease-up). SL Green's mark-to-market on Manhattan leases that replaced previously occupied space was 7.3% for 2011. SL Green's leasing activity during 2011 was representative of a diverse array of industries, with a broad cross section of leasing as evidenced by their largest leases in 2011 that included professional services, health care, media and advertising, and government.

Outlook

        Several factors introduced into the market during the second half of 2011 have modestly reduced expectations of the recovery in jobs and in demand for office space in 2012. Those factors include weaker financial results from large New York City based financial institutions as driven by exogenous factors such as the European credit crisis. Despite these factors, we continue to see a strong leasing market and due to the more limited supply of space and lack of new supply, the potential for improving leasing fundamentals as we progress through the year.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metro area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	8	6,036,400	96.4%
Suburban	Consolidated properties	17	2,785,500	80.6%
	Unconsolidated properties	1	1,402,000	100.0%

		26	10,223,900	92.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        At December 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.0 million.

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

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investment in unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. This charge is included in depreciable real estate reserves in the Consolidated Statements of Income. We do not believe that the value of any of our consolidated real estate properties was impaired at December 31, 2011 and 2010, respectively.

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

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Investment in Unconsolidated Joint Venture

        We account for our investment in unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence over, but do not control, the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded loan loss reserves of $0.7 million, none and $24.9 million in loan loss reserves or charge offs during the years ended December 31, 2011, 2010 and 2009, respectively, on investments held to maturity. We recorded $3.1 million in recoveries during the year ended December 31, 2011 in connection with the sale of an investment.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Derivative Instruments

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

        To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

        The following section compares the results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 for the 25 consolidated properties owned by ROP:

Rental Revenues (in millions)	2011	2010	$ Change	% Change
		As Adjusted
Rental revenue	$387.5	$374.5	$13.0	3.5%
Escalation and reimbursement revenue	68.7	67.7	1.0	1.5

Total	$456.2	$442.2	$14.0	3.2%

        Occupancy for our Manhattan portfolio was 96.4% at December 31, 2011 compared to 93.7% at December 31, 2010. Occupancy for our Suburban portfolio was 80.6% at December 31, 2011 compared to 80.2% at December 31, 2010. At December 31, 2011, approximately 3.0% and 7.03% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during 2012. We estimated that the current market rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 10.8% higher and 4.2% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 9.6% higher and 0.4% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.5	$0.7	$(0.2)	(28.6)%
Investment and other income	7.2	12.4	(5.2)	(41.9)

Total	$7.7	$13.1	$(5.4)	(41.2)%

        Our joint venture at One Court Square is net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

At December 31, 2011, we estimated that current market rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents.

        The decrease in investment and other income is primarily related to a reduction in lease buyout income ($4.3 million), investment income ($1.2 million), as well as the receipt of real estate and other tax refunds in 2010 ($1.9 million). This was partially offset by additional income we recognized in 2011 upon the sale of a debt investment ($3.1 million). As our remaining debt investment is on non-accrual status, we do not expect to recognize any additional investment income from this debt investment in future periods.

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
		As Adjusted
Operating expenses	$110.2	$107.0	$3.2	3.0%
Real estate taxes	77.2	75.9	1.3	1.7
Ground rent	10.7	10.7	—	—

Total	$198.1	$193.6	$4.5	2.3%

        Operating expenses increased compared to the same period in the prior year. The increase was primarily attributable to increases in payroll costs ($0.9 million), cleaning expenses ($0.7 million), contract maintenance ($0.4 million) and repairs and maintenance ($2.2 million) which were partially offset by decreases in insurance costs ($0.7 million) and professional fees ($0.3 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2011	2010	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$69.2	$60.0	$9.2	15.3%
Loan loss reserves, net of recoveries	(2.4)	—	(2.4)	(100.0)
Depreciation and amortization expense	124.5	118.1	6.4	5.4
Marketing, general and administrative expense	0.3	0.5	(0.2)	(40.0)

Total	$191.6	$178.6	$13.0	7.3%

        The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250.0 million aggregate principal amount of 5% notes due 2018 and the refinancing of 919 Third Avenue in June 2011. In addition, in November 2011, ROP SL Green and SLGOP entered into a new $1.5 billion revolving credit facility which had an interest rate of 150 basis points over the 30-day LIBOR at December 31, 2011.

        The decrease in loan loss reserves, net of recoveries, is due to the partial recovery of a reserve for $3.1 million upon the sale of a debt investment in February 2011 which was reduced by a $0.7 million reserve recorded in 2011. No loan loss reserves were recorded in 2010.

        The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

        The following section compares the results of operations for the year ended December 31, 2010 to the year ended December 31, 2009 for the 25 consolidated properties owned by ROP.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
	As Adjusted
Rental revenue	$374.5	$369.1	$5.4	1.5%
Escalation and reimbursement revenue	67.7	69.4	(1.7)	(2.4)

Total	$442.2	$438.5	$3.7	0.8%

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Occupancy for our Manhattan portfolio was 93.7% at December 31, 2010 compared to 93.3% at December 31, 2009. . Occupancy for our Suburban portfolio was 80.2% at December 31, 2010 compared to 85.5% at December 31, 2009. At December 31, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 0.9% higher and 1.9% higher, respectively, than then existing in-place fully escalated rents. Approximately 5.8% of the space leased at our consolidated properties expired during of 2011.

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
	As Adjusted
Equity in net income of unconsolidated joint venture	$0.7	$1.1	$(0.4)	(36.4)%
Investment and other income	12.4	6.6	5.8	87.9

Total	$13.1	$7.7	$5.4	70.1%

        Our joint venture at One Court Square is net leased to a single tenant until 2020. As such, we do not anticipate much change in occupancy rate at this asset. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a small reduction in its rent. At December 31, 2010, we estimated that current market rents at One Court Square were approximately 23.2% higher than then existing in-place fully escalated rents.

        The increase in investment and other income is primarily related to an increase in lease buy-out income earned ($5.9 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
	As Adjusted
Operating expenses	$107.0	$102.5	$4.5	4.4%
Real estate taxes	75.9	73.6	2.3	3.1
Ground rent	10.7	10.7	—	—

Total	$193.6	$186.8	$6.8	3.6%

        Operating expenses increased compared to the same period in the prior year. The increase was primarily attributable to increases in payroll costs ($2.8 million), contract maintenance ($0.5 million), insurance ($0.4 million) and repairs and maintenance ($0.7 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
	As Adjusted
Interest expense, net of interest income	$60.0	$56.3	$3.7	6.6%
Depreciation and amortization expense	118.1	117.6	0.5	(0.4)
Loan loss reserves	—	24.9	(24.9)	(100.0)
Marketing, general and administrative expense	0.5	0.6	(0.1)	(16.7)

Total	$178.6	$199.4	$(20.8)	(10.4)%

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

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The elimination of loan loss reserves is due to the recognition of a loss on the sale of a debt investment in 2009. We did not record any loan loss reserves in 2010.

Liquidity and Capital Resources

        On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

        We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs and repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) will include:

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2011 revolving credit facility;

  (4)
  Other forms of secured or unsecured financing;

  (5)
  Net proceeds from divestitures of properties; and

  (6)
  Proceeds from debt offerings by us.

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

        Cash and cash equivalents were $23.8 million and $22.8 million at December 31, 2011 and 2010, respectively, representing an increase of $1.0 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2011	2010	Increase (Decrease)
	As Adjusted
Net cash provided by operating activities	$134,282	$130,435	$3,847
Net cash used in investing activities	$(20,412)	$(44,552)	$24,140
Net cash used in financing activities	$(112,947)	$(85,082)	$(27,865)

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2011, our portfolio was 92.6% occupied. Our joint venture investment also provides a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the year ended December 31, 2011, when compared to the year ended December 31, 2010, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(898)
Distributions from joint ventures	(2,073)
Debt and other investments	27,100
Restricted cash—capital improvements	11

        Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $48.7 million for the year ended December 31, 2010 compared to $49.6 million for the year ended December 31, 2011. The increased capital expenditures relate primarily to costs incurred in connection with redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

        We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes, and asset sales. During the year ended December 31, 2011, when compared to the year ended December 31, 2010, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(94,618)
Proceeds from debt obligations	849,543
Contributions from common unitholders	44,917
Distributions and other financing activities	(807,595)
Deferred loan costs	(20,112)

Capitalization

        All of our issued and outstanding Class A common units are owned by WAGP or the Operating Partnership.

Corporate Indebtedness

2011 Revolving Credit Facility

        In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2011, the applicable spread was 150 basis points. The 2011 revolving credit facility matures in November 2015 and has a one-year extension option, subject to certain conditions and the payment of an extension fee of 20 basis points. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date. We are required to pay quarterly in arrears a 17.5 to 45 basis point fee on the unused balance of the commitments under the 2011 revolving credit facility, which fee is based on the credit rating

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2011, the facility fee was 35 basis points. At December 31, 2011, we had approximately $350 million of borrowings and letters of credit totaling approximately $99.3 million outstanding under the 2011 revolving credit facility, with the ability to borrow approximately $1.1 billion. See Restrictive Covenants below.

        The SL Green, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2011 and 2010 (in thousands):

Issuance	Unpaid Principal Balance	2011 Accreted Balance	2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,804	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
August 5, 2011	250,000	249,565	—	5.00%	5.000%	7	August 15, 2018

	$874,235	$873,604	$708,822

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

(4)
In April 2010, SL Green completed a cash tender offer and purchased $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

(5)
In January 2011, the remaining outstanding $84.8 million of our 5.15% unsecured notes were repaid at par on their maturity date.

        ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

        The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and the disposition of assets, and which require compliance with financial ratios including our minimum tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes. As of December 31, 2011 and 2010, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 would increase our annual interest cost by approximately $3.2 million.

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        Approximately $1.4 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of December 31, 2011 was LIBOR plus 150 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgage note payable, our 2011 revolving credit facility and senior unsecured notes (net of discount), our share of joint venture debt, including extension options, estimated interest expense (based on interest rates in effect), and our obligations under our ground leases, as of December 31, 2011 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property Mortgages	$—	$—	$—	$—	$4,116	$495,884	$500,000
Revolving Credit Facility	—	—	—	—	350,000	—	350,000
Senior Unsecured Notes	—	—	98,578	657	274,804	499,565	873,604
Ground leases	9,694	9,694	9,694	9,694	9,694	255,898	304,368
Estimated interest expense	86,802	86,802	83,906	80,997	69,141	243,966	651,614
Joint venture debt	—	—	—	94,500	—	—	94,500

Total	$96,496	$96,496	$192,178	$185,848	$707,755	$1,495,313	$2,774,086

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including a joint venture investment and debt investment. These investments have varying ownership structures. Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement. Our off-balance sheet arrangements are discussed in Note 4, "Debt Investments" and Note 5, "Investment in Unconsolidated Joint Venture" in the

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

accompanying financial statements. Additional information about the debt of our unconsolidated joint venture is included in "Contractual Obligations" above.

Capital Expenditures

        We estimate that for the year ending December 31, 2012, we expect to incur approximately $46.9 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property. We expect to fund these capital expenditures with operating cash flow and cash on hand. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

        Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, and potential asset sales.

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The affiliate received approximately $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We paid Alliance approximately $3.9 million, $5.5 million and $4.8 million for three years ended December 31, 2011, respectively, for these services (excluding services provided directly to tenants).

  Allocated Expenses from SL Green

        Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $5.9 million, $5.7 million and $5.4 million for 2011, 2010 and 2009, respectively.

  Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2012. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2012. Additional coverage may be purchased on a stand alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2012.

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

  •
  NBCR: Since December 31, 2011, Belmont acts as a direct insurer of NBCR and has provided coverage up to $750 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

        We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $4.2 million, $4.9 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Long Island City, Westchester County and Connecticut office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

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

  •
  SL Green's ability to maintain its status as a REIT;

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

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green's Annual Report on Form 10-K for the year ended December 31, 2011 contains additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2011 (in thousands):

	Long-Term Debt				Debt Investment(1)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2012	$—	5.77%	$—	1.81%	$600	—%
2013	—	5.77	—	1.81	—	—
2014	98,578	5.77	—	1.81	—	—
2015	657	5.76	—	1.81	—	—
2016	308,920	5.73	320,000	1.81	—	—
Thereafter	995,449	5.45	—	—	—	—

Total	$1,403,604	5.58%	$320,000	1.81%	$600	—%

Fair Value	$1,471,229		$308,372

(1)
Our debt investment had an estimated fair value ranging between $0.5 million and $0.6 million at December 31, 2011.

        The table below presents the principal cash flows based upon the maturity date of our share of our joint venture debt obligation and the related weighted-average interest rates by expected maturity dates as of December 31, 2011 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate
2012	$—	4.91%
2013	—	4.91
2014	—	4.91
2015	94,500	4.91
2016	—	—
Thereafter	—	—

Total	$94,500	4.91%

Fair Value	$97,700

        The table below lists all of our derivative instruments, which are hedging variable rate debt, excluding joint ventures, and their related fair value as of December 31, 2011 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Revolving credit facility	LIBOR	30,000	2.295%	7/2010	6/2016	(1,716)

Total Consolidated Hedges							(1,716)

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

PART II

Report of Independent Registered Public Accounting Firm

The Partners of Reckson Operating Partnership, L.P.:

        We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, capital and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, the consolidated financial statements have been retrospectively adjusted to reflect the transfer of five properties to the Company from the Company's parent, SL Green Operating Partnership, L.P.

/s/ Ernst & Young LLP

New York, New York
March 28, 2012

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2011	December 31, 2010
		As Adjusted
Assets
Commercial real estate properties, at cost:
Land and land interests	$759,237	$758,962
Building and improvements	3,976,219	3,924,525

	4,735,456	4,683,487
Less: accumulated depreciation	(574,658)	(457,107)

	4,160,798	4,226,380
Cash and cash equivalents	23,754	22,831
Restricted cash	15,947	13,644
Tenant and other receivables, net of allowance of $3,949 and $4,655 in 2011 and 2010, respectively	11,927	11,819
Deferred rents receivable, net of allowance of $14,297 and $11,596 in 2011 and 2010, respectively	110,598	88,836
Debt investments, net of allowance of $8,125 and $10,550 in 2011 and 2010, respectively	600	26,575
Investment in unconsolidated joint venture	41,913	48,471
Deferred costs, net of accumulated amortization of $24,686 and $15,962 in 2011 and 2010, respectively	83,948	52,011
Other assets	80,669	94,855

Total assets	$4,530,154	$4,585,422

Liabilities
Mortgage note payable	$500,000	$219,879
Revolving credit facility	350,000	—
Senior unsecured notes	873,604	708,822
Accrued interest payable and other liabilities	17,221	10,934
Accounts payable and accrued expenses	37,634	37,267
Deferred revenue	188,555	229,737
Security deposits	15,286	12,835

Total liabilities	1,982,300	1,219,474
Commitments and contingencies	—	—
Capital
General partner capital—ROP	2,188,864	2,868,546
Limited partner capital	—	—
Accumulated other comprehensive loss	(5,117)	—
Noncontrolling interests in other partnerships	364,107	497,402

Total capital	2,547,854	3,365,948

Total liabilities and capital	$4,530,154	$4,585,422

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(Amounts in thousands)

	Year ended December 31,
	2011	2010	2009
		As Adjusted	As Adjusted
Revenues
Rental revenue, net	$387,499	$374,470	$369,058
Escalation and reimbursement	68,732	67,706	69,352
Investment income	3,077	1,231	2,715
Other income	4,085	11,134	3,869

Total revenues	463,393	454,541	444,994

Expenses
Operating expenses, including $14,019 (2011), $16,117 (2010) and $14,621 (2009) paid to affiliates	110,173	107,026	102,467
Real estate taxes	77,216	75,923	73,598
Ground rent	10,703	10,743	10,743
Interest expense, net of interest income	69,215	59,657	56,281
Amortization of deferred financing costs	1,937	339	—
Depreciation and amortization	124,455	118,064	117,577
Depreciable real estate reserves	5,789	—	—
Loan loss reserves, net of recoveries	(2,425)	—	24,907
Marketing, general and administrative	346	493	563

Total expenses	397,409	372,245	386,136

Income from continuing operations before equity in net income from unconsolidated joint venture, (loss) gain on early extinguishment of debt, noncontrolling interests and discontinued operations	65,984	82,296	58,858
Equity in net income from unconsolidated joint venture	497	711	1,109
(Loss) gain on early extinguishment of debt	—	(1,202)	3,519

Income from continuing operations	66,481	81,805	63,486
Loss from discontinued operations	—	—	(42)

Net income	66,481	81,805	63,444
Net income attributable to noncontrolling interests in other partnerships	(9,886)	(13,682)	(13,380)

Net income attributable to ROP common unitholders	$56,595	$68,123	$50,064

Amounts attributable to ROP common unitholders:
Income from continuing operations	$56,595	$68,123	$50,106
Discontinued operations	—	—	(42)

Net income	$56,595	$68,123	$50,064

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Capital

(Amounts in thousands)

	General Partners' Capital
		Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss
	Class A Common Units			Total Capital	Comprehensive Income
Balance at December 31, 2008, As Adjusted	$2,693,750	$502,477	$—	$3,196,227
Contributions	622,745	—		622,745
Distributions	(458,843)	(19,059)		(477,902)
Net income	50,064	13,380		63,444	$63,444

Balance at December 31, 2009, As Adjusted	2,907,716	496,798	—	3,404,514	$63,444

Contributions	730,490	—		730,490
Distributions	(837,783)	(13,078)		(850,861)
Net income	68,123	13,682		81,805	$81,805

Balance at December 31, 2010, As Adjusted	2,868,546	497,402	—	3,365,948	$81,805

Contributions	778,998	—	—	778,998
Distributions	(1,515,275)	(143,181)	—	(1,658,456)
Net income	56,595	9,886	—	66,481	$66,481
Unrealized loss on derivative instruments	—	—	(5,117)	(5,117)	(5,117)

Balance at December 31, 2011	$2,188,864	$364,107	$(5,117)	$2,547,854	$61,364

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
		As Adjusted	As Adjusted
Operating Activities
Net income	$66,481	$81,805	$63,444
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,392	118,403	117,577
Equity in net income from unconsolidated joint venture	(497)	(711)	(1,109)
Distributions of cumulative earnings from unconsolidated joint venture	497	711	1,109
Loss (gain) on early extinguishment of debt	—	1,202	(3,519)
Loan loss reserves, net of recoveries	(2,425)	—	24,907
Depreciable real estate reserve	5,789	—	—
Deferred rents receivable	(24,542)	(24,912)	(15,092)
Other non-cash adjustments	(20,969)	(22,973)	(17,032)
Changes in operating assets and liabilities:
Restricted cash—operations	(2,303)	(793)	(2,599)
Tenant and other receivables	(371)	(363)	(1,912)
Deferred lease costs	(13,136)	(14,846)	(8,011)
Other assets	(2,517)	310	1,505
Accounts payable, accrued expenses and other liabilities	1,883	(7,398)	(2,212)

Net cash provided by operating activities	134,282	130,435	157,056

Investing Activities
Additions to land, buildings and improvements	(49,581)	(48,683)	(54,606)
Restricted cash-capital improvements	—	(11)	(14)
Distributions in excess of cumulative earnings from unconsolidated joint venture	769	2,842	4,978
Debt and other investments net of repayments/participations	28,400	1,300	40,822

Net cash used in investing activities	(20,412)	(44,552)	(8,820)

Financing Activities
Net proceeds from mortgage note payable	500,000	—	—
Repayments of mortgage notes payable	(219,879)	(4,225)	(3,942)
Net proceeds from revolving credit facility and senior unsecured notes	599,543	250,000	—
Repayments of revolving credit facility, senior unsecured notes and convertible bonds	(84,823)	(205,859)	(290,328)
Contributions from common unitholders	775,407	730,490	622,745
Distributions to noncontrolling interests in other partnerships	(143,181)	(13,078)	(19,059)
Distributions to common unitholders	(1,515,275)	(837,783)	(458,736)
Deferred loan costs	(24,739)	(4,627)	—

Net cash used in financing activities	(112,947)	(85,082)	(149,320)

Net increase (decrease) in cash and cash equivalents	923	801	(1,084)
Cash and cash equivalents at beginning of period	22,831	22,030	23,114

Cash and cash equivalents at end of period	$23,754	$22,831	$22,030

Supplemental Cash Flow Disclosure
Interest paid	$65,818	$60,076	$50,486

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2011

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

        In November 2011, in connection with the closing of our 2011 revolving credit facility, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	8	6,036,400	96.4%
Suburban	Consolidated properties	17	2,785,500	80.6%
	Unconsolidated properties	1	1,402,000	100.0%

		26	10,223,900	92.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

1. Organization and Basis of Presentation (Continued)

        At December 31, 2011, our inventory of development parcels aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2011, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.0 million.

        We also own one development property encompassing approximately 36,800 square feet.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt investments. See Note 4 and Note 5. ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

December 31, 2011

2. Significant Accounting Policies (Continued)

expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 3.

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

        Depreciation expense amounted to approximately $117.7 million, $113.1 million and $114.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. This charge is included in depreciable real estate reserves in the Consolidated Statements of Income. We do not believe that the value of any of our consolidated real estate properties was impaired at December 31, 2011 and December 31, 2010, respectively.

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

        Results of operations of properties acquired are included in the Consolidated Statements of Income from the date of acquisition by ROP.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

        We recognized an increase of approximately $22.5 million, $21.5 million and $21.3 million in rental revenue for the years ended December 31, 2011, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.2 million, $1.8 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
		As Adjusted
Identified intangible assets (included in other assets):
Gross amount	$169,181	$169,181
Accumulated amortization	(101,626)	(84,362)

Net	$67,555	$84,819

Identified intangible liabilities (included in deferred revenue):
Gross amount	$375,946	$375,253
Accumulated amortization	(188,914)	(148,475)

Net	$187,032	$226,778

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, including our pro-rata share of consolidated joint ventures, (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2012	$13,810
2013	12,118
2014	8,810
2015	7,202
2016	6,897

        The estimated annual amortization of all other identifiable assets, including our pro-rata share of consolidated joint ventures, (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2012	$4,033
2013	3,409
2014	2,844
2015	2,333
2016	1,803

Investment in Unconsolidated Joint Ventures

        We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5.

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

December 31, 2011

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

December 31, 2011

2. Significant Accounting Policies (Continued)

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded loan loss reserves of $0.7 million, none and $24.9 million in loan loss reserves or charge offs during the years ended December 31, 2011, 2010 and 2009, respectively, on investments held to maturity. We recorded $3.1 million in recoveries during the year ended December 31, 2011 in connection with the sale of an investment.

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

Earnings per Unit

        Earnings per unit was not computed in 2011, 2010 and 2009 as there were no outstanding common units held by third parties at December 31, 2011, 2010 and 2009.

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

December 31, 2011

2. Significant Accounting Policies (Continued)

of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

Derivative Instruments

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

        To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

        We use a variety of commonly used derivative products that are considered plain vanilla derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

        Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us and which were deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss resulting from the change in the estimated fair value of the derivative instruments is recognized in current earnings during the period of change.

Fair Value Measurements

        Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

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

        We determined the valuation allowance for loan losses based on level three inputs. See "Note 4—Debt Investments."

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

    •
    Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

    •
    Valuations based on internal models with significant unobservable inputs.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt investment is primarily located in the New York Metropolitan area. See Note 4. We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City. The tenants located in our buildings operate in various industries. Other than two tenants who contributed approximately 3.7% and 5.6% of our annualized cash rent, no other tenant in the portfolio contributed more than 3.6% of our annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2011. Approximately 11%, 12%, 21% and 11% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 750 Third Avenue, respectively, for the quarter ended December 31, 2011.

Accounting Standards Updates

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

December 31, 2011

2. Significant Accounting Policies (Continued)

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

        In April 2011, the FASB issued guidance which clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. This guidance is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. Adoption of this guidance did not have a material impact on our consolidated financial statements. The adoption of this guidance will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings.

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

        In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been included within the statement of shareholder's equity. An OCI statement can be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI are effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision expected in 2012. Adoption of this guidance will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued guidance that requires employers to provide additional qualitative and quantitative disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. The guidance is effective for annual periods for fiscal years ending after December 15, 2011. See Note 12 for additional disclosure required by this guidance.

        In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance is effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

basis. Early adoption of the guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

3. Property Dispositions

        Discontinued operations includes the results of operations of real estate assets sold prior to December 31, 2011 which included 100/120 White Plains Road which was sold in 2008.

        The following table summarizes our loss from discontinued operations for the year ended December 31, 2009 (in thousands). No assets were considered as held for sale at December 31, 2011 or 2010.

Year Ended December 31,
2009
Revenues	$(3)
Operating expenses	39

Loss from discontinued operations	$(42)

4. Debt Investments

        As of December 31, 2011 and 2010, we held the following debt investments (in thousands):

Loan Type	December 31, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Mezzanine Loan(1)(2)(5)	$—	$27,187	January 2013
Junior Participation(1)(3)(4)(5)	8,725	9,938	April 2008
Loan loss reserves(4)	(8,125)	(10,550)

	$600	$26,575

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

December 31, 2011

5. Investment in Unconsolidated Joint Venture

        In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, New York, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. The lease contained partial cancellation options effective during 2011 and 2012 for up to 20% of the leased space and in 2014 and 2015 for up to an additional 20% of the originally leased space, subject to notice and the payment of early termination penalties. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property's mortgage debt. The operating agreement of the Court Square Joint Venture requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property's mortgage debt and material renovations to the property. In addition, the members each have the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square Joint Venture. We also provide a detailed monthly reporting package to the JPM Investors. We have concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square Joint Venture's business that result in shared power of the activities that most significantly impact the performance of the joint venture. We account for the Court Square Joint Venture under the equity method of accounting.

        In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.0 million. The transaction includes $315.0 million of existing debt, which will be assumed by the purchaser. The transaction is subject to certain conditions, including the lender's approval of the transfer of ownership. There is no assurance that the conditions precedent contemplated in the sale agreement will be fulfilled or that the transaction will be consummated at such time or at all. We recorded a $5.8 million impairment charge, included in depreciable real estate reserves, in connection with the expected sale of this investment.

6. Mortgage Note Payable

        The first mortgage note payable collateralized by the respective property and assignment of leases at December 31, 2011 and 2010, respectively, were as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2011	December 31, 2010
919 Third Avenue New York, NY(2)(3)(4)	5.116%	6/2023	$500,000	$219,879

(1)
Effective interest rate for the three months ended December 31, 2011.

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

        At December 31, 2011, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Mortgage Note Payable (Continued)

        At December 31, 2011, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%. The mortgage matures in June 2015. Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

7. Corporate Indebtedness

2011 Revolving Credit Facility

        In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2011, the applicable spread was 150 basis points. The 2011 revolving credit facility matures in November 2015 and has a one-year extension option, subject to certain conditions and the payment of an extension fee of 20 basis points. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date. We are required to pay quarterly in arrears a 17.5 to 45 basis point fee on the unused balance of the commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2011, the facility fee was 35 basis points. At December 31, 2011, we had approximately $350.0 million of borrowings and letters of credit totaling approximately $99.3 million outstanding under the 2011 revolving credit facility, with the ability to borrow approximately $1.1 billion.

        SL Green, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. None of our other subsidiary are obligors under the 2011 revolving credit facility.

        The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2011 and 2010 (in thousands):

Issuance	Unpaid Principal Balance	2011 Accreted Balance	2010 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(4)(5)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(4)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006	275,000	274,804	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(2)(4)	657	657	657	4.00%	4.000%	20	June 15, 2025
August 5, 2011	250,000	249,565	—	5.00%	5.000%	7	August 15, 2018

	$874,235	$873,604	$708,822

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

7. Corporate Indebtedness (Continued)

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

(4)
In April 2010, SL Green completed a cash tender offer and purchased $13.2 million of our outstanding 4.00% Exchangeable Senior Debentures due 2025, $38.8 million of our 5.15% Notes due 2011 and $50.0 million of our 5.875% Notes due 2014.

(5)
In January 2011, the remaining outstanding $84.8 million of our 5.15% unsecured notes were repaid at par on their maturity date.

        ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

        The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the maximum amount of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes. As of December 31, 2011 and 2010, we were in compliance with all such covenants.

Principal Maturities

        Combined aggregate principal maturities of mortgage note payable, senior unsecured notes (net of discount) and our share of joint venture debt as of December 31, 2011, including extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—
2014	—	—	—	98,578	98,578	—
2015	—	—	—	657	657	94,500
2016	4,116	—	350,000	274,804	628,920	—
Thereafter	45,276	450,608	—	499,565	995,449	—

	$49,392	$450,608	$350,000	$873,604	$1,723,604	$94,500

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

7. Corporate Indebtedness (Continued)

        Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
		As Adjusted	As Adjusted
Interest expense	$69,246	$59,722	$56,444
Interest income	(31)	(65)	(163)

Interest expense, net	$69,215	$59,657	$56,281

Interest capitalized	$—	$—	$54

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

        Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.5 billion, compared to the book value of the related fixed rate debt of approximately $1.4 billion at December 31, 2011. Our floating rate debt, inclusive of our 2011 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $308.4 million, compared to the book value of approximately $320 million at December 31, 2011. Our debt investment had an estimated fair value ranging between $0.5 million and $0.6 million, compared to the book value of the related investment of approximately $0.6 million at December 31, 2011.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2011. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income

        We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2012 to 2030. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

9. Rental Income (Continued)

December 31, 2011 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Property
2012	$357,716	$5,994
2013	348,104	7,967
2014	334,645	10,728
2015	318,837	10,728
2016	296,869	10,728
Thereafter	1,535,411	36,083

	$3,191,582	$82,228

10. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The affiliate received approximately $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. We paid Alliance approximately $3.9 million, $5.5 million and $4.8 million for three years ended December 31, 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $5.9 million, $5.7 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Insurance

        We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $4.2 million, $4.9 million and $4.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

11. Capital

        Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

11. Capital (Continued)

        Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

12. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plans. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2010 and September 28, 2011, the actuary certified that for the plan years beginning July 1, 2010 and July 1, 2011, respectively, the Pension Plan is in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the Pension Plan received contributions from employers totaling $201.3 million, $193.3 million and $177.7 million, respectively.

        The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the health plan at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended December 31, 2011, 2010 and 2009, the Health Plan received contributions from employers totaling $843.2 million, $770.8 million and $705.5 million, respectively.

        Contributions we made to the multi-employer plans for the years ended December 31, 2011, 2010 and 2009 are included in the table below (in thousands):

Benefit Plan	2011	2010	2009
		As Adjusted	As Adjusted
Pension Plan	$868	$749	$685
Health Plan	2,618	2,384	2,147
Other plans	2,367	2,172	1,908

Total plan contributions	$5,853	$5,305	$4,740

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

        The property located at 461 Fifth Avenue operates under a ground lease (approximately $2.1 million annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.

        The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of December 31, 2011 (in thousands):

December 31,	Non-cancellable operating leases
2012	$10,474
2013	10,474
2014	10,474
2015	10,474
2016	10,474
Thereafter	293,855

Total minimum lease payments	$346,225

14. Environmental Matters

        Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties that were sold.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

15. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2011, 2010 and 2009 and selected asset information as of December 31, 2011 and 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Year ended December 31, 2011	$460,316	$3,077	$463,393
Year ended December 31, 2010, As Adjusted	453,310	1,231	454,541
Year ended December 31, 2009, As Adjusted	442,279	2,715	444,994
Income from continuing operations:
Year ended December 31, 2011	$64,234	$2,247	$66,481
Year ended December 31, 2010, As Adjusted	80,902	903	81,805
Year ended December 31, 2009, As Adjusted	86,390	(22,904)	63,486
Total assets
As of:
December 31, 2011	$4,529,554	$600	$4,530,154
December 31, 2010, As Adjusted	4,558,847	26,575	4,585,422

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense and provision for loan losses for the debt segment. Interest costs for the debt segment are imputed assuming 100% leverage at SL Green's 2011 revolving credit facility borrowing cost. We also allocate loan loss reserves to the debt investment. We do not allocate marketing, general and administrative expenses to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

        The table below reconciles income from continuing operations to net income attributable to common unitholders for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
		As Adjusted	As Adjusted
Income from continuing operations	$66,481	$81,805	$63,486
Net loss from discontinued operations	—	—	(42)

Net income	66,481	81,805	63,444
Net income attributable to noncontrolling interests in other partnerships.	(9,886)	(13,682)	(13,380)

Net income attributable to ROP common unitholders	$56,595	$68,123	$50,064

16. Financial Instruments: Derivatives and Hedging

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability,

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

16. Financial Instruments: Derivatives and Hedging (Continued)

or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

        Accumulated Other Comprehensive Loss at December 31, 2011 consists of approximately $3.4 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

        Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $0.4 million of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

        The following table presents the effect of our derivative financial instruments and our share of our joint venture's derivative financial instruments on the Statements of Income as of December 31, 2011, 2010 and 2009 (in thousands):

Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,	Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Year Ended
					December 31,			Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,
Designation\Cash Flow	Derivative	2011	2010	2009	2011	2010	2009	2011	2010	2009
Qualifying	Interest Rate Swaps/Caps	(5,792)	—	—	(807)	—	—	(16)	—	—
Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—	—	—	—

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2011	2010
		As Adjusted
Tenant improvements and capital expenditures payable	$2,435	5,437
Change in fair value of hedge	1,716	—
Transfers of treasury lock hedge	3,596	—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

18. Quarterly Financial Data (unaudited)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2011 Quarter Ended	December 31	September 30	June 30	March 31
		As Adjusted	As Adjusted	As Adjusted
Total revenues	$115,595	$113,430	$113,998	$120,370

Income from continuing operations before equity in net income from unconsolidated joint venture and noncontrolling interests	5,569	12,960	19,136	28,319
Equity in net income from joint venture property	99	119	133	146

Net income	5,668	13,079	19,269	28,465
Net income attributable to noncontrolling interests in other partnerships	(1,504)	(1,653)	(3,176)	(3,553)

Net income attributable to ROP common unitholders	$4,164	$11,426	$16,093	$24,912

2010 Quarter Ended	December 31	September 30	June 30	March 31
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Total revenues	$113,966	$114,037	$112,652	$113,886

Income from continuing operations before equity in net income from unconsolidated joint venture, loss on early extinguishment of debt and noncontrolling interests	21,029	19,846	19,396	22,025
Equity in net income from joint venture property	111	124	185	291
Loss on early extinguishment of debt	—	—	(1,089)	(113)

Net income	21,140	19,970	18,492	22,203
Net income attributable to noncontrolling interests in other partnerships	(3,130)	(3,651)	(3,185)	(3,716)

Net income attributable to ROP common unitholders	$18,010	$16,319	$15,307	$18,487

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2011
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2011
Tenant and other receivables—allowance	$4,655	213	(919)	$3,949
Deferred rent receivable—allowance	11,596	3,052	(351)	14,297
Year Ended December 31, 2010, As Adjusted
Tenant and other receivables—allowance	$4,353	1,190	(888)	$4,655
Deferred rent receivable—allowance	9,370	2,637	(411)	11,596
Year Ended December 31, 2009, As Adjusted
Tenant and other receivables—allowance	$1,790	2,569	(6)	$4,353
Deferred rent receivable—allowance	7,704	2,962	(1,296)	9,370

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$32,510	$114,077	$508,896	$622,973	$68,408	1970	1/2007	Various
461 Fifth Avenue(1)(6)	—	—	62,695	—	5,764	—	68,459	68,459	15,211	1988	10/2003	Various
750 Third Avenue(1)(6)	—	51,093	205,972	—	28,846	51,093	234,818	285,911	47,037	1958	7/2004	Various
919 Third Avenue(1)(4)	500,000	223,529	1,033,198	—	6,647	223,529	1,039,845	1,263,374	132,047	1970	1/2007	Various
333 West 34th Street(1)(6)	—	36,711	146,880	—	20,808	36,711	167,688	204,399	19,038	1954	6/2007	Various
555 W. 57th Street(1)(6)	—	18,846	78,704	—	35,197	18,846	113,901	132,747	36,170	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	24,707	—	752,920	752,920	106,686	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	16,870	91,038	397,614	488,652	53,948	1966	1/2007	Various
1100 King Street—1-7 International Drive(2)	—	49,392	104,376	2,473	6,090	51,865	110,466	162,331	17,389	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,477	6,324	28,573	34,897	4,477	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	5,058	5,933	28,884	34,817	4,687	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	5,292	10,526	48,401	58,927	6,938	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	2,241	11,183	50,147	61,330	7,215	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	3,834	9,777	42,882	52,659	5,355	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,982	6,865	31,246	38,111	4,443	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	10,502	29,497	128,752	158,249	17,222	2000	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(367)	(155)	1,721	7,593	9,314	16	2007	1/2007	Various
680 Washington Boulevard(3)(4)	—	11,696	45,364	—	3,900	11,696	49,264	60,960	6,594	1989	1/2007	Various
750 Washington Boulevard(3)(4)	—	16,916	68,849	—	3,800	16,916	72,649	89,565	9,892	1989	1/2007	Various
1010 Washington Boulevard(3)(6)	—	7,747	30,423	—	3,203	7,747	33,626	41,373	4,466	1988	6/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	1,675	13,516	54,903	68,419	7,419	1987	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	285	—	39,174	—	39,174	—	—	1/2007	Various
Other(5)	—	1,128	—	75	4,692	1,203	4,692	5,895	—	—	—	Various

	$500,000	$756,771	$3,749,279	$2,466	$226,940	$759,237	$3,976,219	$4,735,456	$574,658

(1)
Property located in New York, New York.

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
We own a 51% interest in this property.

(5)
Other includes tenant improvements, capitalized interest and corporate improvements.

(6)
Properties that were transferred in.

        The changes in real estate for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
		As Adjusted	As Adjusted
Balance at beginning of year	$4,683,487	$4,640,365	$4,583,845
Improvements	51,991	43,246	57,943
Retirements/disposals	(22)	(124)	(1,423)

Balance at end of year	$4,735,456	$4,683,487	$4,640,365

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2011 was approximately $2.5 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2011, are as follows:

	2011	2010	2009
		As Adjusted	As Adjusted
Balance at beginning of year	$457,107	$343,995	$230,257
Depreciation for year	117,573	113,208	114,115
Retirements/disposals	(22)	(96)	(377)

Balance at end of year	$574,658	$457,107	$343,995

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including our President and Treasurer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2012, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

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

        Ernst & Young LLP's fees for providing services to ROP in 2011 and 2010 were as follows:

        Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the fiscal years ended December 31, 2011 and 2010 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2011 and 2010 were approximately $217,000 for each year, respectively.

        Audit Related Fees.    There were no audit related fees billed by Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, for the fiscal years ended December 31, 2011 and 2010, respectively.

        Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the fiscal years ended December 31, 2011 and 2010, respectively.

        All Other Fees.    There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2011 and 2010.

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

        Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Agreement of Limited Partnership of ROP	S-11	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest	8-K	1-13762	10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest	8-K	1-13762	10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest	8-K	1-13762	10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest	8-K	1-13762	10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest	10-K	1-13762	10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K	1-13762	10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series F Junior Participating Preferred Partnership Units	10-K	1-13762	10.8	3/22/01
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series C Common Units of Limited Partnership Interest	10-Q	1-13762	10.4	8/14/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest	8-K	1-13762	10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest	10-K	1-13762	10.11	3/10/06
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q	1-13762	3.1	5/15/06
3.13	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP	10-K	1-13762	3.12	3/31/08

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of March 26, 1999, among ROP, as Issuer, RARC, as Guarantor, and The Bank of New York, as Trustee	8-K	1-13762	4.3	3/26/99
4.2	First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, RARC, The Bank of New York and SL Green	8-K	1-13762	10.1	1/30/07
4.3	Form of 5.875% Notes due 2014	8-K	1-13762	4.1	8/12/04
4.4	Form of 4.00% Exchangeable Senior Debentures due 2025	8-K	1-13762	4.1	6/27/05
4.5	Form of 6.0% Notes due 2016	8-K	1-13762	4.1	3/31/06
4.6	Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the operating partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.1	3/17/10
4.7	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the operating partnership	8-K	1-13762	4.2	3/17/10
4.8	Indenture, dated as of October 12, 2010, by and among the operating partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.1	10/14/10
4.9	Form of 3.00% Exchangeable Senior Notes due 2017 of the operating partnership	8-K	1-13762	4.2	10/14/10
4.10	Indenture, dated as of August 5, 2011, among SL Green, the operating partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.1	08/05/11
4.11	First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the operating partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	1-13762	4.2	08/05/11
4.12	Form of 5.00% Senior Note due 2018 of SL Green, the operating partnership and ROP	8-K	1-13762	4.3	08/05/11

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated as of November 10, 2011, by and among SL Green, the operating partnership and ROP, as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto	8-K	1-13762	10.1	11/16/11
10.2	Amended and Restated Employment Agreement, dated as of December 18, 2009, between SL Green and Marc Holliday*	8-K	1-13199	10.1	12/24/09
10.3	Employment Agreement, dated as of November 4, 2010, by and between SL Green and James Mead*	8-K	1-13199	10.1	11/10/10
10.4	Amended and Restated Employment and Non-competition Agreement, dated as of December 23, 2010, between SL Green and Andrew Levine*	8-K	1-13199	10.3	12/29/10
10.5	Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc.	8-K	1-13762	10.1	10/14/10
12.1	Ratio of Earnings to Combined Fixed Charges					X
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Marc Holliday President of WAGP, the sole general partner of ROP, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
31.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of ROP, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X
32.1	Certification of Marc Holliday, President of WAGP, the sole general partner of ROP, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of James Mead, Treasurer of WAGP, the sole general partner of ROP, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.1	The following financial statements from ROP's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Capital for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, block tagged**					X

*
Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2012.

RECKSON OPERATING PARTNERSHIP, L.P.
BY: WYOMING ACQUISITION GP LLC
By:	/s/ JAMES MEAD James Mead Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2012.

Signature	Title

/s/ MARC HOLLIDAY Marc Holliday	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
/s/ JAMES MEAD James Mead	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDREW S. LEVINE Andrew S. Levine	Director of WAGP, the sole general partner of the Registrant