Form 10-Q
period 2012-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2012-05-15
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES ☐     NO ☒

As of April 30, 2012, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.    FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$759,250	$759,237
Building and improvements	3,982,400	3,976,219
	4,741,650	4,735,456
Less: accumulated depreciation	(604,399)	(574,658)
	4,137,251	4,160,798
Cash and cash equivalents	18,079	23,754
Restricted cash	15,526	15,947
Tenant and other receivables, net of allowance of $4,719 and $3,949 in 2012 and 2011, respectively	10,410	11,927
Deferred rents receivable, net of allowance of $14,765 and $14,297 in 2012 and 2011, respectively	115,527	110,598
Debt investment, net of allowance of $8,125 in 2011	—	600
Investment in unconsolidated joint venture	41,761	41,913
Deferred costs, net of accumulated amortization of $27,761 and $24,686 in 2012 and 2011, respectively	81,270	83,948
Other assets	95,712	80,669
Total assets	$4,515,536	$4,530,154

Liabilities
Mortgage note payable	$500,000	$500,000
Revolving credit facility	400,000	350,000
Senior unsecured notes	873,327	873,604
Accrued interest payable and other liabilities	12,004	17,221
Accounts payable and accrued expenses	36,373	37,634
Deferred revenue	182,235	188,555
Security deposits	15,150	15,286
Total liabilities	2,019,089	1,982,300

Commitments and contingencies	—	—

Capital
General partner capital	2,140,464	2,188,864
Limited partner capital	—	—
Accumulated other comprehensive loss	(4,977)	(5,117)
Noncontrolling interests in other partnerships	360,960	364,107
Total capital	2,496,447	2,547,854
Total liabilities and capital	$4,515,536	$4,530,154

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Revenues
Rental revenue, net	$97,563	$98,923
Escalation and reimbursement	17,913	16,745
Investment income	—	3,077
Other income	855	1,625
Total revenues	116,331	120,370
Expenses
Operating expenses (including $3,462 and $3,082, paid to affiliates in 2012 and 2011, respectively)	26,970	27,555
Real estate taxes	20,161	19,728
Ground rent	2,684	2,652
Interest expense, net of interest income	24,284	13,809
Amortization of deferred finance costs	1,332	107
Depreciation and amortization	32,040	31,265
Loan loss reserves, net of recoveries	(472)	(3,150)
Marketing, general and administrative	5	85
Total expenses	107,004	92,051
Income from continuing operations before equity in net income from unconsolidated joint venture and noncontrolling interests	9,327	28,319
Equity in net income from unconsolidated joint venture	126	146
Net income	9,453	28,465
Net income attributable to noncontrolling interests in other partnerships	(1,373)	(3,553)
Net income attributable to ROP common unitholder	$8,080	$24,912

Other comprehensive income:
Unrealized loss on derivative instruments	140	—
Comprehensive income attributable to ROP common unitholder	$8,220	$24,912

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2011	$2,188,864	$364,107	$(5,117)	$2,547,854
Contributions	367,960	—	—	367,960
Distributions	(424,440)	(4,520)	—	(428,960)
Net income	8,080	1,373	—	9,453
Other comprehensive income	—	—	140	140
Balance at March 31, 2012	$2,140,464	$360,960	$(4,977)	$2,496,447

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,	Three Months Ended March 31,
	2012	2011
		As Adjusted
Operating Activities
Net income	$9,453	$28,465
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,372	31,372
Equity in net income from unconsolidated joint venture	(126)	(146)
Distributions of cumulative earnings from unconsolidated joint venture	126	146
Loan loss reserve, net of recoveries	(472)	(3,150)
Deferred rents receivable	(5,871)	(9,093)
Other non-cash adjustments	(3,406)	(5,980)
Changes in operating assets and liabilities:
Restricted cash — operations	421	(241)
Tenant and other receivables	734	(216)
Deferred lease costs	(586)	(2,038)
Other assets	(18,833)	(20,760)
Accounts payable, accrued expenses and other liabilities	355	868
Net cash provided by operating activities	15,167	19,227
Investing Activities
Additions to land, buildings and improvements	(10,249)	(7,104)
Distributions in excess of cumulative earnings from unconsolidated joint venture	152	158
Repayment of debt investments	777	27,187
Net cash (used in) provided by investing activities	(9,320)	20,241
Financing Activities
Repayments of mortgage note payable	—	(809)
Net proceeds from revolving credit facility	300,000	—
Repayments of revolving credit facility and senior unsecured notes	(250,300)	(84,823)
Contributions from common unitholder	367,960	195,171
Distributions to noncontrolling interests in other partnerships	(4,520)	(2,106)
Distributions to common unitholder	(424,440)	(128,300)
Deferred loan costs	(222)	(10,605)
Net cash used in financing activities	(11,522)	(31,472)
Net (decrease) increase in cash and cash equivalents	(5,675)	7,996
Cash and cash equivalents at beginning of period	23,754	22,831
Cash and cash equivalents at end of period	$18,079	$30,827

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

As of March 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	8	6,036,400	96.5%

Suburban	Consolidated properties	17	2,785,500	81.1%
	Unconsolidated properties	1	1,402,000	100.0%
		26	10,223,900	92.8%

(1)       The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2012, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.1 million.  We also own one development property encompassing approximately 36,800 square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2012 and December 31, 2011, the consolidated results of their operations for the three months ended March 31, 2012 and 2011, their statement of capital for the three months ended March 31, 2012 and their statements of cash flows for the three months ended March 31, 2012 and 2011.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements in the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2012 and the results of operations for the periods presented have been included.  The 2012 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.  Significant Accounting Policies

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method.  See Note 3.  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modify the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or partnership limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. No impairment charge was recorded during the three months ended March 31, 2012 and 2011. We do not believe that the value of any of our consolidated properties was impaired at March 31, 2012 or December 31, 2011, respectively.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases is amortized over the expected term of the associated lease, which generally ranges from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

We recognized increases of approximately $5.0 million and $6.7 million in rental revenue for the three months ended March 31, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase/(reduction) in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million and ($0.6) million for the three months ended March 31, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2012 and December 31, 2011 (amounts in thousands).

	March 31, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$169,181	$169,181
Accumulated amortization	(105,766)	(101,626)
Net	$63,415	$67,555

Identified intangible liabilities (included in deferred revenue):
Gross amount	$375,946	$375,946
Accumulated amortization	(198,093)	(188,914)
Net	$177,853	$187,032

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge-off.  We did not record any loan loss reserves or charge offs on investments being held to maturity during the three months ended March 31, 2012 and 2011. We recorded $0.5 million and $3.2 million in recoveries during the three months ended March 31, 2012 and 2011, respectively, in connection with the sale of our debt investments. This is included in Loan loss reserves, net of recoveries in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

We determine impairment in real estate investments including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•      Cash and cash equivalents:  The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•      Mortgage and other loans payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 — Quoted prices in active markets for identical instruments.

Level 2 — Valuations based principally on other observable market parameters, including

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

Level 3 — Valuations based significantly on unobservable inputs.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than three tenants who contributed approximately 3.6%, 3.6% and 5.6% of our annualized cash rent, no other tenant in the portfolio contributed more than 3.5% of our annualized cash rent, including our share of joint venture annualized cash rent, at March 31, 2012.  Approximately 11%, 10%, 12%, 20%, and 10% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 750 Third Avenue, 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas and 1350 Avenue of the Americas, respectively, for the quarter ended March 31, 2012.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  The guidance was effective as of the first quarter of 2012 and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which previously had typically been included within the statement of capital. An OCI statement may be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses may have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI became effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and included an OCI statement within the statement of income and comprehensive income. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision in 2012.

In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance is effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3.  Investment in Unconsolidated Joint Venture

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

In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million.  The transaction includes $315.0 million of existing debt, which will be assumed by the purchaser. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. In April

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

2012, the closing date was extended and the purchase price was increased to $478.1 million. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2012.

4.  Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at March 31, 2012 and December 31, 2011, respectively, was as follows (in thousands):

Property	Interest Rate(1)	Maturity Date	March 31, 2012	December 31, 2011
919 Third Avenue New York, NY (2)(3)	5.12%	6/2023	$500,000	$500,000

(1)               Effective interest rate for the three months ended March 31, 2012.

(2)               We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  In June 2011, the joint venture refinanced the $219.6 million 6.87%, mortgage which was due to mature in August 2011, and replaced it with a new 12-year $500.0 million mortgage which bears interest at 5.116%.

(3)               Held in a bankruptcy remote special purpose entity.

At March 31, 2012, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

At March 31, 2012, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in September 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

5.  Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  At March 31, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  As of December 31, 2011, the facility fee was 35 basis points.  At March 31, 2012, we had approximately $400.0 million of borrowings and letters of credit totaling approximately $50.5 million outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.0 billion.

SL Green, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31,
	2012	March 31,	December 31,
	Unpaid	2012	2011
	Principal	Accreted	Accreted	Coupon	Effective	Term
Issuance	Balance	Balance	Balance	Rate(1)	Rate	(in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.147%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,578	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,814	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,327	$873,604

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

(1)   Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)   Exchangeable senior debentures which are currently callable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the first quarter of 2012, we repurchased $300,000 of these bonds at par.

(3)   We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of the senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the maximum ratio of indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green’s common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal Income Tax purposes. As of March 31, 2012 and December 31, 2011, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note payable, 2011 revolving credit facility, senior unsecured notes and our share of joint venture debt as of March 31, 2012, including as-of-right extension options, were as follows (in thousands):

			Revolving	Senior		Joint
	Scheduled	Principal	Credit	Unsecured		Venture
	Amortization	Repayments	Facility	Notes	Total	Debt
2012	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—
2014	—	—	—	98,578	98,578	—
2015	—	—	—	357	357	94,500
2016	4,116	—	400,000	274,814	678,930	—
Thereafter	45,276	450,608	—	499,578	995,462	—
	$49,392	$450,608	$400,000	$873,327	$1,773,327	$94,500

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
		As Adjusted
Interest expense	$24,286	$13,812
Interest income	(2)	(3)
Interest expense, net	$24,284	$13,809
Interest capitalized	$—	$—

6.  Fair Value of Financial Instruments

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.5 billion, compared to the book value of the related fixed rate debt of approximately $1.4 billion at March 31, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, but excluding $30 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $358.3 million, compared to the book value of approximately $370.0 million at March 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7.  Partners’ Capital

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

8.  Financial Instruments: Derivatives and Hedging

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

Accumulated Other Comprehensive Loss at March 31, 2012 consists of approximately $3.3 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

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

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Statements of Income and Comprehensive Income as of March 31, 2012 and 2011, respectively (in thousands):

Amount of (Loss) or
Gain Reclassified from
Accumulated Other
				Comprehensive Loss into		Amount of (Loss) or
		Amount of (Loss) or		Interest Expense/ Equity		Gain Recognized
		Gain Recognized in		in net income of		in Interest Expense/Equity in
		Other Comprehensive		unconsolidated		Net Income of Unconsolidated
		Loss		joint ventures		Joint Ventures
		(Effective Portion)		(Effective Portion)		(Ineffective Portion)
		For the Three Months Ended		For the Three Months Ended		For the Three Months Ended
		March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
Designation\Cash Flow	Derivative	2012	2011	2012	2011	2012	2011
Qualifying	Interest Rate Swaps/Caps	$(104)	$—	$(244)	$—	$—	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

9.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  We paid Alliance approximately $0.8 million and $0.8 million for three months ended March 31, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.6 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.1 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of March 31, 2012 (in thousands):

Non-cancellable
March 31,	operating leases

2012	$7,855
2013	10,474
2014	10,474
2015	10,474
2016	10,474
Thereafter	293,855
Total minimum lease payments	$343,606

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

12.  Segment Information

We are engaged in owning, managing and leasing commercial office properties in Manhattan, Westchester County, Connecticut and Long Island City and have two reportable segments, real estate and debt investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County, Connecticut and Long Island City.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). Debt investments relate to junior participation and mezzanine loans that were sold in March 2012 and February 2011, respectively.

Selected results of operations for the three months ended March 31, 2012 and 2011 and selected asset information as of March 31, 2012 and December 31, 2011, regarding our operating segments are as follows (in thousands):

	Real
	Estate	Debt	Total
	Segment	Segment	Company
Total revenues:
Three months ended March 31, 2012	$116,331	$—	$116,331
Three months ended March 31, 2011, As Adjusted	117,293	3,077	120,370

Net income:
Three months ended March 31, 2012	$8,984	$469	$9,453
Three months ended March 31, 2011, As Adjusted	22,292	6,173	28,465

Total assets:
As of:
March 31, 2012	$4,515,536	$—	$4,515,536
December 31, 2011	4,529,554	600	4,530,154

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt segment.  Interest costs for the debt segment are imputed assuming 100% leverage at SL Green’s 2011 revolving credit facility borrowing cost.  We also allocate loan loss reserves, net of recoveries to the debt investment.  We do not allocate marketing, general and administrative expenses to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to common unitholder for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011
		As Adjusted
Net income	$9,453	$28,465
Net income attributable to noncontrolling interests in other partnerships	(1,373)	(3,553)
Net income attributable to ROP common unitholder	$8,080	$24,912

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

13. Supplemental Disclosure of Non-Cash Operating and Investing Activities

The following table provides information on non-cash operating and investing activities (in thousands):

	Three Months Ended March 31,
	2012	2011

Tenant improvements and capital expenditures payable	$4,003	$1,709
Deferred leasing payable	81	1,058

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

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities transferred were done so at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	8	6,036,400	96.5%

Suburban	Consolidated properties	17	2,785,500	81.1%
	Unconsolidated properties	1	1,402,000	100.0%
		26	10,223,900	92.8%

(1)               The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2012, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.1 million. We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies during the three months ended March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

The following section compares the results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011 for the 25 consolidated properties owned by ROP:

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$97.6	$98.9	$(1.3)	(1.3)%
Escalation and reimbursement revenue	17.9	16.7	1.2	7.2
Total	$115.5	$115.6	$(0.1)	(0.1)%

Occupancy for our stabilized Manhattan portfolio at March 31, 2012 was 96.5% compared to 95.7% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at March 31, 2012 was 81.1% as compared to 80.8% for the same period in the previous year. At March 31, 2012, approximately 1.6% and 6.1% of the space leased at our consolidated Manhattan and Suburban properties are expected to expire during the remainder of 2012. We estimated that the current market rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 18.4% higher and 6.4% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 9.4% higher and 0.3% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.1	$0.1	$—	—%
Investment and other income	0.9	4.7	(3.8)	(80.9)
Total	$1.0	$4.8	$(3.8)	(79.2)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. This property is under contract to be sold for $478.1 million. At March 31, 2012, we estimated that current market rents at our Suburban joint venture asset were approximately 23.2% higher than then existing in-place fully escalated rents.

The decrease in investment and other income is primarily related to a reduction in lease buy-out income ($1.2 million) and a reduction in investment income ($3.1 million) due to the sale of a debt investment in 2011.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$27.0	$27.6	$(0.6)	(2.2)%
Real estate taxes	20.2	19.7	0.5	2.5
Ground rent	2.7	2.7	—	—
Total	$49.9	$50.0	$(0.1)	(0.2)%

Total operating expenses decreased compared to the same period in the prior year.  The decrease was primarily attributable to the decrease in utility costs ($1.4 million) which was offset by the increases in payroll costs ($0.4 million), real estate taxes ($0.5 million), cleaning expenses ($0.1 million), and insurance costs ($0.2 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$25.6	$13.9	$11.7	84.2%
Loan loss reserves, net of recoveries	(0.5)	(3.2)	2.7	84.4
Depreciation and amortization expense	32.0	31.3	0.7	2.2
Marketing, general and administrative expense	—	0.1	(0.1)	(100.0)
Total	$57.1	$42.1	$15.0	35.6%

The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250 million aggregate principal amount of 5% senior notes due 2018 and the refinancing of 919 Third Avenue in June 2011. In addition, in November 2011, we,

SL Green and SLGOP entered into a new $1.5 billion revolving credit facility which had an interest rate of 150 basis points over the 30-day LIBOR at March 31, 2012.

Loan loss reserves, net of recoveries is attributable to the partial recovery of reserves upon sale of debt investments in March 2012 and February 2011. No new loan loss reserves were recorded in either period.

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

We believe that our sources of working capital, specifically our cash flow from operations and SL Green’s liquidity are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $18.1 million and $30.8 million at March 31, 2012 and 2011, respectively, representing a decrease of $12.7 million.  The decrease was a result of the following changes in cash flows (in thousands):

	Three months ended March 31,
	2012	2011	Increase (Decrease)
	As Adjusted
Net cash provided by operating activities	$15,167	$19,227	$(4,060)
Net cash (used in) provided by investing activities	$(9,320)	$20,241	$(29,561)
Net cash used in financing activities	$(11,522)	$(31,472)	$19,950

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2012, our portfolio was 92.8% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our joint venture investment also provides a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2012, when compared to the same period in the prior year, we used cash primarily from the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(3,145)
Distributions from joint ventures	(6)
Debt and other investing activities	(26,410)

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $7.1 million for the three months ended March 31, 2011 compared to $10.2 million for the three months ended March 31, 2012. The increased capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes and asset sales.  During the three months ended March 31, 2012, when compared to the same period in the prior year, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(164,668)
Proceeds from revolving credit facility	300,000
Contributions from common unitholders	172,789
Distributions and other financing activities	(298,554)
Deferred loan costs	10,383

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2012.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long term indebtedness.  At March 31, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to our senior unsecured long term indebtedness. As of March 31, 2012, the facility fee was 35 basis points. At March 31, 2012, we had approximately $400.0 million of borrowings and letters of credit totaling approximately $50.5 million outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.0 billion.

The SL Green, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2012 and December 31, 2011, respectively (in thousands):

Issuance	March 31, 2012 Unpaid Principal Balance	March 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.147%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,578	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,814	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,327	$873,604

(1)   Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)   Exchangeable senior debentures which are currently callable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the first quarter of 2012, we repurchased $300,000 of these bonds at par.

(3)   We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal Income Tax Purposes. As of March 31, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 would increase our annual interest cost by approximately $3.7 million.

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.

Approximately $1.4 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of March 31, 2012 was LIBOR plus 150 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including a joint venture investment.  These investments all have varying ownership structures.  Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement.  Our off-balance sheet arrangements are discussed in Note 3, “Investment in Unconsolidated Joint Venture” in the accompanying financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2012, we will incur approximately $38.8 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings and potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  We paid Alliance approximately $0.8 million and $0.8 million for three months ended March 31, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.6 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2012.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2012.

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

•      Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Belmont has a terrorism coverage limit of $650 million in a layer in excess of $100 million.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•      NBCR: Belmont has acted as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on SL Green’s entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million.  There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, SL Green’s 2011 revolving credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.1 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

Forward-looking statements are not guarantees of future performance and actual results or developments may differ materially, and we caution you not to place undue reliance on such statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of SL Green’s Annual Report on Form 10-K for the year ended December 31, 2011 contain additional factors that could adversely affect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.  Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

We encourage you to read “Item 1A of Part I-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2011.

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X

31.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a)					X

32.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

32.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text. **

X

**     In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

		By:	/s/ James Mead
James Mead
Treasurer

Date:	May 15, 2012