Form 10-Q
period 2012-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2012-08-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$800,050	$759,237
Building and improvements	4,086,914	3,976,219
	4,886,964	4,735,456
Less: accumulated depreciation	(634,371)	(574,658)
	4,252,593	4,160,798
Cash and cash equivalents	21,659	23,754
Restricted cash	15,747	15,947
Tenant and other receivables, net of allowance of $5,087 and $3,949 in 2012 and 2011, respectively	12,456	11,927
Deferred rents receivable, net of allowance of $15,218 and $14,297 in 2012 and 2011, respectively	119,490	110,598
Debt investment, net of allowance of $8,125 in 2011	—	600
Investment in unconsolidated joint venture	47,892	41,913
Deferred costs, net of accumulated amortization of $30,070 and $24,686 in 2012 and 2011, respectively	80,290	83,948
Other assets	74,893	80,669
Total assets	$4,625,020	$4,530,154

Liabilities
Mortgage note payable	$500,000	$500,000
Revolving credit facility	80,000	350,000
Senior unsecured notes	873,352	873,604
Accrued interest payable and other liabilities	24,070	17,221
Accounts payable and accrued expenses	35,347	37,634
Deferred revenue	169,508	188,555
Security deposits	15,120	15,286
Total liabilities	1,697,397	1,982,300

Commitments and contingencies	—	—

Capital
General partner capital	2,573,385	2,188,864
Limited partner capital	—	—
Accumulated other comprehensive loss	(5,166)	(5,117)
Noncontrolling interests in other partnerships	359,404	364,107
Total capital	2,927,623	2,547,854
Total liabilities and capital	$4,625,020	$4,530,154

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, and amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Rental revenue, net	$98,424	$95,660	$195,987	$194,583
Escalation and reimbursement	17,762	17,032	35,675	33,777
Investment income	—	—	—	3,077
Other income	904	1,306	1,759	2,931
Total revenues	117,090	113,998	233,421	234,368
Expenses
Operating expenses (including $3,660 and $7,122, $3,230 and $6,312, paid to affiliates in 2012 and 2011, respectively)	25,559	27,151	52,529	54,706
Real estate taxes	20,704	19,461	40,865	39,189
Ground rent	2,684	2,684	5,368	5,336
Interest expense, net of interest income	22,980	14,233	47,264	28,042
Amortization of deferred finance costs	619	242	1,951	349
Loan loss reserves, net of recoveries	—	—	(472)	(3,150)
Transaction related costs	861	—	861	—
Depreciation and amortization	31,983	31,008	64,023	62,273
Marketing, general and administrative	127	83	132	168
Total expenses	105,517	94,862	212,521	186,913
Income from continuing operations before equity in net income from unconsolidated joint venture and noncontrolling interests	11,573	19,136	20,900	47,455
Depreciable real estate reserve, net of recoveries	5,789	—	5,789	—
Equity in net income from unconsolidated joint venture	660	133	786	279
Net income	18,022	19,269	27,475	47,734
Net income attributable to noncontrolling interests in other partnerships	(2,067)	(3,176)	(3,440)	(6,729)
Net income attributable to ROP common unitholder	$15,955	$16,093	$24,035	$41,005

Other comprehensive loss:
Unrealized loss on derivative instruments	$(189)	—	(49)	—
Comprehensive income attributable to ROP common unitholder	$15,766	$16,093	$23,986	$41,005

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2011	$2,188,864	$364,107	$(5,117)	$2,547,854
Contributions	1,061,117	—	—	1,061,117
Distributions	(700,631)	(8,143)	—	(708,774)
Net income	24,035	3,440	—	27,475
Other comprehensive income	—	—	(49)	(49)
Balance at June 30, 2012	$2,573,385	$359,404	$(5,166)	$2,927,623

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$27,475	$47,734
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,974	62,622
Equity in net income from unconsolidated joint venture	(786)	(279)
Distributions of cumulative earnings from unconsolidated joint venture	444	279
Loan loss reserves, net of recoveries	(472)	(3,150)
Depreciable real estate reserve, net of recoveries	(5,789)	—
Deferred rents receivable	(10,385)	(13,561)
Other non-cash adjustments	(6,985)	(12,728)
Changes in operating assets and liabilities:
Restricted cash — operations	200	(994)
Tenant and other receivables	(1,789)	994
Deferred lease costs	(1,998)	(3,728)
Other assets	(1,668)	(3,196)
Accounts payable, accrued expenses and other liabilities	(441)	(5,165)
Net cash provided by operating activities	63,780	68,828
Investing Activities
Acquisition of real estate property	(102,910)	—
Additions to land, buildings and improvements	(19,625)	(22,828)
Distributions in excess of cumulative earnings from unconsolidated joint venture	152	277
Repayment of debt investments and proceeds from other investments	7,777	27,187
Net cash (used in) provided by investing activities	(114,606)	4,636
Financing Activities
Net proceeds from mortgage note payable	—	500,000
Repayments of mortgage note payable	—	(219,879)
Net proceeds from revolving credit facility	468,339	—
Repayments of revolving credit facility and senior unsecured notes	(738,639)	(84,823)
Contributions from common unitholder	1,028,027	278,936
Distributions to noncontrolling interests in other partnerships	(8,143)	(133,523)
Distributions to common unitholder	(700,631)	(370,671)
Deferred loan costs	(222)	(10,619)
Net cash provided by (used in) financing activities	48,731	(40,579)
Net (decrease) increase in cash and cash equivalents	(2,095)	32,885
Cash and cash equivalents at beginning of period	23,754	22,831
Cash and cash equivalents at end of period	$21,659	$55,716

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1.              Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

SL Green Realty Corp., or SL Green, and the Operating Partnership were formed in June 1997.  SL Green has qualified, and expects to qualify in the current fiscal year as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our,” “us” and the “Company” means ROP and all entities owned or controlled by ROP.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities were transferred at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

As of June 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Queens, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	9	6,251,400	95.6%

Suburban	Consolidated properties	17	2,785,500	81.1%
	Unconsolidated properties	1	1,402,000	100.0%
		27	10,438,900	92.3%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2012, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.1 million.  We also own one development property encompassing approximately 36,800 square feet.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2012 and December 31, 2011, the consolidated results of their operations for the three and six months ended June 30, 2012 and 2011, their statement of capital for the six months ended June 30, 2012 and their statement of cash flows for the six months ended June 30, 2012 and 2011.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying consolidated financial statements using the equity method of accounting.  The Service Companies, which provide management,

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial position of the Company at June 30, 2012, and the results of operations for the periods presented have been included.  The 2012 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.              Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method.  See Note 4, “Investment in Unconsolidated Joint Venture.”  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated.

The Financial Accounting Standard Board, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modified the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. In June

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

2012, we reversed this entire impairment charge. See Note 4, “Investment in Unconsolidated Joint Venture.” No impairment charge was recorded during the three or six months ended June 30, 2012 and 2011. We do not believe that the value of any of our consolidated properties was impaired at June 30, 2012 or December 31, 2011, respectively.

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

We recognized increases of approximately $4.8 million, $9.8 million, $5.9 million and $12.6 million in rental revenue for the three and six months ended June 30, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase/(reduction) in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million, $0.3 million, $(0.9) million and $(1.4) million for the three and six months ended June 30, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2012 and December 31, 2011 (amounts in thousands).

	June 30, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$169,181	$169,181
Accumulated amortization	(109,594)	(101,626)
Net	$59,587	$67,555

Identified intangible liabilities (included in deferred revenue):
Gross amount	$375,946	$375,946
Accumulated amortization	(206,728)	(188,914)
Net	$169,218	$187,032

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge-off.  We did not record any loan loss reserves or charge offs on investments held to maturity during the three or six months ended June 30, 2012 or

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

2011, respectively. We recorded zero, $0.5 million, zero and $3.2 million in recoveries during the three and six months ended June 30, 2012 and 2011, respectively in connection with the sale of our debt investments. This is included in Loan loss reserves, net of recoveries in the accompanying Consolidated Statements of Income and Comprehensive Income.

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

The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on Level 3 inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

We determine impairment in real estate investments including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments:

•                                          Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities:  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities reported in our Consolidated Balance Sheets approximates fair value due to the short-term nature of these instruments.

•                                         Mortgage payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County, Connecticut and Long Island City.  The tenants located in our buildings operate in various industries.  Other than three tenants who contributed approximately 3.6%, 3.7% and 5.8% of our annualized cash rent, no other tenant in the portfolio contributed more than 3.3% of our annualized cash rent, including our share of joint venture annualized cash rent, at June 30, 2012.  Approximately 11%, 10%, 12%, 19%, 9% and 9% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 750 Third Avenue, 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas, 555 West 57th Street and 1350 Avenue of the Americas, respectively, for the quarter ended June 30, 2012.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance was effective as of the first quarter of 2012 and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. The standard gives businesses two options for presenting other comprehensive income, or OCI, which previously had been included within the statement of capital. An OCI statement may be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses may have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI became effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and included an OCI statement within the statement of income and comprehensive income. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision in 2012.

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

3.              Property Acquisition

In June 2012, we acquired a 215,000 square foot mixed-use office and retail building at 304 Park Avenue for $135.0 million. The property was acquired with an approximately $102.0 million in cash and $33.0 million in units of limited partnership interest in the Operating Partnership. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

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

In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million.  The transaction included $315.0 million of existing debt, which will be assumed by the purchaser. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. This entire impairment charge was reversed in June 2012. On subsequent dates in 2012, the closing date was extended and the purchase price was increased to $481.1 million. This transaction closed on July 18, 2012.  See Note 15, “Subsequent Events.”

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

5.              Mortgage Note Payable

The first mortgage note payable collateralized by the property and assignment of leases at June 30, 2012 and December 31, 2011, respectively, was as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	June 30, 2012	December 31, 2011
919 Third Avenue New York, NY (2)(3)	5.12%	6/2023	$500,000	$500,000

(1)	Effective interest rate for the three months ended June 30, 2012.
(2)

We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.6 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(3)	Held in a bankruptcy remote special purpose entity.

At June 30, 2012, the gross book value of the property collateralizing the mortgage note was approximately $1.3 billion.

At June 30, 2012, our unconsolidated joint venture had total indebtedness of approximately $315.0 million with a fixed interest rate of approximately 4.91%.  The mortgage matures in September 2015.  Our aggregate pro-rata share of the non-recourse unconsolidated joint venture debt was approximately $94.5 million.

6.              Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness.  As of June 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness. As of June 30, 2012, the facility fee was 35 basis points. At June 30, 2012, we had approximately $80.0 million of borrowings and $109.3 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.3 billion.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2012 and December 31, 2011 (amounts in thousands):

Issuance	June 30, 2012 Unpaid Principal Balance	June 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,593	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,824	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,352	$873,604

(1)     Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)              Exchangeable senior debentures which are currently callable at par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the six months ended June 30, 2012, we repurchased $300,000 of these bonds at par.

(3)              We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of the senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green’s common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage loans payable, 2011 revolving credit facility, senior unsecured notes and our share of joint venture debt as of June 30, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$—	$—	$—	$—	$—	$—
2013	—	—	—	—	—	—
2014	—	—	—	98,578	98,578	—
2015	—	—	—	357	357	94,500
2016	4,116	—	80,000	274,824	358,940	—
Thereafter	45,276	450,608	—	499,593	995,477	—
	$49,392	$450,608	$80,000	$873,352	$1,453,352	$94,500

Interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$22,982	$14,240	$47,268	$28,052
Interest income	(2)	(7)	(4)	(10)
Interest expense, net	$22,980	$14,233	$47,264	$28,042
Interest capitalized	$—	$—	$—	$—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

7.              Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies, as discussed in Note 2, “Significant Accounting Policies.”  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.5 billion, compared to the book value of the related fixed rate debt of approximately $1.4 billion at June 30, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $49.9 million, compared to the book value of approximately $50.0 million at June 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Accumulated Other Comprehensive Loss at June 30, 2012 consists of approximately $3.2 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

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

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2012 and 2011, respectively (amounts in thousands):

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense/ Equity in net income of unconsolidated joint ventures (Effective Portion) For the Three Months Ended		Amount of Loss Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Three Months Ended
Designation\Cash Flow	Derivative	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(434)	$—	$(245)	$—	$(2)	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense/ Equity in net income of unconsolidated joint ventures (Effective Portion) For the Six Months Ended		Amount of Loss Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Six Months Ended
Designation\Cash Flow	Derivative	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(538)	$—	$(489)	$—	$(2)	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

10.       Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $1.4 million, $0.8 million and $1.0 million for the three and six months ended June 30, 2012 and 2011, respectively.  We paid Alliance approximately $1.1 million, $1.9 million, $0.8 million and $1.5 million for three and six months ended June 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related parties.  Such amount was approximately $1.5 million, $3.1 million, $1.3 million and $2.8 million for the three and six months ended June 30, 2012 and 2011, respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.0 million, $2.1 million, $1.0 million and $1.9 million for the three and six months ended June 30, 2012 and 2011, respectively.

11.       Commitments and Contingencies

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of June 30, 2012 (amounts in thousands):

June 30,	Non-cancellable operating leases

2012	$5,237
2013	10,474
2014	10,474
2015	10,474
2016	10,474
Thereafter	293,855
Total minimum lease payments	$340,988

12.       Environmental Matters

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

13.       Segment Information

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

Selected results of operations for the three and six months ended June 30, 2012 and 2011 and selected asset information as of June 30, 2012 and December 31, 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt Segment	Total Company
Total revenues:
Three months ended June 30, 2012	$117,090	$—	$117,090
Three months ended June 30, 2011, As Adjusted	113,998	—	113,998
Six months ended June 30, 2012	233,421	—	233,421
Six months ended June 30, 2011, As Adjusted	231,291	3,077	234,368

Net income:
Three months ended June 30, 2012	$18,022	$—	$18,022
Three months ended June 30, 2011, As Adjusted	19,269	—	19,269
Six months ended June 30, 2012	27,006	469	27,475
Six months ended June 30, 2011, As Adjusted	41,561	6,173	47,734

Total assets:
As of:
June 30, 2012	$4,625,020	$—	$4,625,020
December 31, 2011	4,529,554	600	4,530,154

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt segment.  Interest costs for the debt segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries to the debt investment.  We do not allocate marketing, general and administrative expenses to the debt segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to common unitholder for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$18,022	$19,269	$27,475	$47,734
Net income attributable to noncontrolling interests in other partnerships	(2,067)	(3,176)	(3,440)	(6,729)
Net income attributable to ROP common unitholder	$15,955	$16,093	$24,035	$41,005

14.       Supplemental Disclosure of Non-Cash Operating and Investing Activities

The following table provides information on non-cash operating and investing activities (amounts in thousands):

	Six Months Ended June 30,
	2012	2011

Tenant improvements and capital expenditures payable	$4,090	$1,825
Deferred leasing payable	344	1,222
Contributions from common unitholder	33,090	—

15.       Subsequent Events

In July 2012, we, along with our joint venture partner, sold the property located at One Court Square, Long Island City, NY, for $481.1 million. The transaction included the assumption by the purchaser of $315.0 million of existing debt.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

On January 25, 2007, SL Green Realty Corp., or SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets and liabilities were transferred at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Long Island City, Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	9	6,251,400	95.6%

Suburban	Consolidated properties	17	2,785,500	81.1%
	Unconsolidated properties	1	1,402,000	100.0%
		27	10,438,900	92.3%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2012, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.1 million.  We also own one development property encompassing approximately 36,800 square feet.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts  and reserve for possible credit losses.  There have been no changes to these policies during the six months ended June 30, 2012.

Results of Operations

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

The following section compares the results of operations for the three months ended June 30, 2012 to the three months ended June 30, 2011 for the 26 consolidated properties owned by ROP.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$98.4	$95.7	$2.7	2.8%
Escalation and reimbursement revenue	17.8	17.0	0.8	4.7
Total	$116.2	$112.7	$3.5	3.1%

Occupancy for our stabilized Manhattan portfolio at June 30, 2012 was 95.6% compared to 95.9% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at June 30, 2012 was 81.1% compared to 80.8% for the same period in the previous year. At June 30, 2012, approximately 0.4% and 5.3% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.8% higher and 6.7% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.0% higher and 1.6% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.7	$0.1	$0.6	600.0%
Investment and other income	0.9	1.3	(0.4)	(30.8)
Total	$1.6	$1.4	$0.2	14.3%

Our joint venture at One Court Square is net leased to a single tenant until 2020. At June 30, 2012, we estimated that current market asking rents at our Suburban joint venture asset were approximately 23.2% higher than then existing in-place fully escalated rents. In July 2012, this property was sold for $481.1 million.

The decrease in investment and other income is primarily related to a reduction in lease buy-out income ($1.0 million) which was partially offset by our share of a real estate tax refund from one of our properties ($0.6 million).

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$25.6	$27.2	$(1.6)	(5.9)%
Real estate taxes	20.7	19.5	1.2	6.2
Ground rent	2.7	2.7	—	—
Total	$49.0	$49.4	$(0.4)	(0.8)%

The decrease in operating expenses was primarily due to lower utility costs ($1.1 million), professional fees ($0.3 million) and repairs and maintenance ($0.2 million) which was offset by higher real estate taxes ($1.2 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$23.6	$14.5	$9.1	62.8%
Depreciation and amortization expense	32.0	31.0	1.0	3.2
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$55.7	$45.6	$10.1	22.1%

The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250 million aggregate principal amount of 5% senior notes due 2018 and the refinancing of 919 Third Avenue in June 2011. In addition, in November 2011, we, SL Green and the Operating Partnership entered into a new $1.5 billion revolving credit facility which had an interest rate of 150 basis points over the 30-day LIBOR at June 30, 2012.

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

The following section compares the results of operations for the six months ended June 30, 2012 to the six months ended June 30, 2011 for the 26 consolidated properties owned by ROP.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$196.0	$194.6	$1.4	0.7%
Escalation and reimbursement revenue	35.7	33.8	1.9	5.6
Total	$231.7	$228.4	$3.3	1.4%

Occupancy for our stabilized Manhattan portfolio at June 30, 2012 was 95.6% compared to 95.9% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at June 30, 2012 was 81.1% compared to 80.8% for the same period in the previous year. At June 30, 2012, approximately 0.4% and 5.3% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.8% higher and 6.7% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.0% higher and 1.6% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.8	$0.3	$0.5	166.7%
Investment and other income	1.8	6.0	(4.2)	(70.0)
Total	$2.6	$6.3	$(3.7)	(58.7)%

Our joint venture at One Court Square is net leased to a single tenant until 2020. At June 30, 2012, we estimated that current market asking rents at our Suburban joint venture asset was approximately 23.2% higher than then existing in-place fully escalated rents. In July 2012, this property was sold for $481.1 million.

The decrease in investment and other income is primarily related to a reduction in lease buy-out income ($2.3 million) and a reduction in investment income ($3.1 million) due to the sale of a debt investment in 2011. This was partially offset by our share of a real estate tax refund from one of our properties ($0.6 million) and other fee income ($0.4 million).

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$52.5	$54.7	$(2.2)	(4.0)%
Real estate taxes	40.9	39.2	1.7	4.3
Ground rent	5.4	5.3	0.1	1.9
Total	$98.8	$99.2	$(0.4)	(0.4)%

The decrease in operating expenses was primarily due to lower utility costs ($2.5 million), repairs and maintenance ($0.4 million) which was offset by higher payroll costs ($0.3 million), real estate taxes ($1.7 million), cleaning expenses ($0.2 million), and insurance costs ($0.2 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$49.2	$28.4	$20.8	73.2%
Loan loss reserves, net of recoveries	(0.5)	(3.2)	2.7	84.4
Depreciation and amortization expense	64.0	62.3	1.7	2.7
Marketing, general and administrative expense	0.1	0.2	(0.1)	(50.0)
Total	$112.8	$87.7	$25.1	28.6%

The increase in interest expense, net of interest income, is primarily due to the issuance in August 2011 of $250 million aggregate principal amount of 5% senior notes due 2018 and the refinancing of 919 Third Avenue in June 2011. In addition, in November 2011, we, SL Green and the Operating Partnership entered into a new $1.5 billion revolving credit facility which had an interest rate of 150 basis points over the 30-day LIBOR at June 30, 2012.

Loan loss and other investment reserves, net of recoveries is attributable to the partial recovery of reserves upon sale of debt investments in March 2012 and February 2011. No new loan loss reserves were recorded in either period.

The increase in depreciation and amortization expense is attributable to the increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $21.7 million and $55.7 million at June 30, 2012 and 2011, respectively, representing a decrease of $34.0 million.  The decrease was a result of the following changes in cash flows (amounts in thousands):

	Six months ended June 30,
	2012	2011	Increase (Decrease)

Net cash provided by operating activities	$63,780	$68,828	$(5,048)
Net cash (used in) provided by investing activities	$(114,606)	$4,636	$(119,242)
Net cash used in financing activities	$48,731	$(40,579)	$89,310

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At June 30, 2012, our portfolio was 92.3% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Our joint venture investment also provides a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2012, compared to the same period in the prior year, we used cash primarily from the following investing activities (amounts in thousands):

Capital expenditures and capitalized interest	$(99,707)
Distributions from joint ventures	(125)
Debt and other investing activities	(19,410)
(119,242)

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $22.8 million for the six months ended June 30, 2011 compared to $19.6 million for the six months ended June 30, 2012. The decreased capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes and asset sales.  During the six months ended June 30, 2012, compared to the same period in the prior year, we used cash for the following financing activities (amounts in thousands):

Repayments under our debt obligations	$(433,937)
Proceeds from debt obligations	(31,661)
Contributions from common unitholder	749,091
Distributions and other financing activities	(204,580)
Deferred loan costs	10,397
89,310

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2012.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long term indebtedness.  As of June 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to our senior unsecured long-term indebtedness. As of June 30, 2012, the facility fee was 35 basis points. At June 30, 2012, we had approximately $80.0 million of borrowings and $109.3 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.3 billion.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Issuance	June 30, 2012 Unpaid Principal Balance	June 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,593	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,824	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,352	$873,604

(1)              Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)              Exchangeable senior debentures which are currently callable at par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the six months ended June 30, 2012, we repurchased $300,000 of these bonds at par.

(3)              We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $0.5 million.

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

Approximately $1.4 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of June 30, 2012 was LIBOR plus 150 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including a joint venture investment.  These investments all have varying ownership structures.  Our joint venture arrangement is accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of this joint venture arrangement.  Our off-balance sheet arrangements are discussed in Note 3, “Investment in Unconsolidated Joint Venture” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the six months ending December 31, 2012, we will incur approximately $28.8 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings and potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $1.4 million, $0.8 million and $1.0 million for the three and six months ended June 30, 2012 and 2011, respectively.  We paid Alliance approximately $1.1 million, $1.9 million, $0.8 million and $1.5 million for three and six months ended June 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.5 million, $3.1 million, $1.3 million and $2.8 million for the three and six months ended June 30, 2012 and 2011, respectively.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million.  There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2011 revolving credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.0 million, $2.1 million, $1.0 million and $1.9 million for the three and six months ended June 30, 2012 and 2011, respectively.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies - Accounting Standards Updates” in the accompanying consolidated financial statements.

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of  SL Green’s and ROP’s respective Annual Reports on Form 10-K for the year ended December 31, 2011 contain additional factors that could adversely affect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our exposures to market risk have not changed materially since December 31, 2011.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we have an investment in an unconsolidated entity.  As we do not control this entity, our disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, the President and Treasurer of our general partner concluded that our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                       RISK FACTORS

We encourage you to read “Item 1A. of Part I-Risk Factors” in the Annual Reports on Form 10-K for ROP and Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2011.

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in the above-mentioned Annual Reports on Form 10-K for the year ended December 31, 2011.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

(a)  Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
31.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
32.1

Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

32.2

Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), detailed tagged and filed herewith. **

**                        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

	By:	/s/ James Mead
James Mead
Treasurer

Date: August 14, 2012