Form 10-Q
period 2012-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2012-11-13
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                                          FINANCIAL INFORMATION

ITEM 1.                                                                        Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$865,983	$759,237
Building and improvements	4,196,950	3,976,219
	5,062,933	4,735,456
Less: accumulated depreciation	(665,858)	(574,658)
	4,397,075	4,160,798
Cash and cash equivalents	18,583	23,754
Restricted cash	18,631	15,947
Tenant and other receivables, net of allowance of $5,000 and $3,949 in 2012 and 2011, respectively	15,152	11,927
Deferred rents receivable, net of allowance of $14,986 and $14,297 in 2012 and 2011, respectively	122,580	110,598
Debt and preferred equity investments, net of allowance of $8,125 in 2011	324,858	600
Investment in unconsolidated joint venture	—	41,913
Deferred costs, net of accumulated amortization of $32,956 and $24,686 in 2012 and 2011, respectively	79,763	83,948
Other assets	98,401	80,669
Total assets	$5,075,043	$4,530,154

Liabilities
Mortgage note and other loan payable	$550,000	$500,000
Revolving credit facility	200,000	350,000
Senior unsecured notes	873,377	873,604
Accrued interest payable and other liabilities	18,879	17,221
Accounts payable and accrued expenses	33,897	37,634
Deferred revenue	174,362	188,555
Security deposits	15,336	15,286
Total liabilities	1,865,851	1,982,300

Commitments and contingencies	—	—

Capital
General partner capital	2,856,083	2,188,864
Limited partner capital	—	—
Accumulated other comprehensive loss	(5,166)	(5,117)
Noncontrolling interests in other partnerships	358,275	364,107
Total capital	3,209,192	2,547,854
Total liabilities and capital	$5,075,043	$4,530,154

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income and Comprehensive Income

(Unaudited, and amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
Rental revenue, net	$99,992	$95,058	$295,979	$289,641
Escalation and reimbursement	17,729	17,856	53,404	51,633
Investment income	—	—	—	3,077
Other income	2,879	516	4,638	3,447
Total revenues	120,600	113,430	354,021	347,798
Expenses
Operating expenses (including $3,802 and $10,924, $3,695 and $10,006, paid to affiliates in 2012 and 2011, respectively)	28,512	27,991	81,041	82,697
Real estate taxes	20,271	19,268	61,136	58,457
Ground rent	2,684	2,684	8,052	8,020
Interest expense, net of interest income	22,819	18,993	70,083	47,035
Amortization of deferred finance costs	1,174	586	3,125	935
Loan loss reserves, net of recoveries	—	—	(472)	(3,150)
Transaction related costs	811	—	1,672	—
Depreciation and amortization	33,522	30,851	97,545	93,124
Marketing, general and administrative	119	97	251	265
Total expenses	109,912	100,470	322,433	287,383
Income from continuing operations before equity in net income from unconsolidated joint venture and noncontrolling interests	10,688	12,960	31,588	60,415
Equity in net (loss) gain on sale of interest in unconsolidated joint venture	(4,778)	—	1,011	—
Equity in net income from unconsolidated joint venture	183	119	969	398
Net income	6,093	13,079	33,568	60,813
Net income attributable to noncontrolling interests in other partnerships	(1,188)	(1,653)	(4,628)	(8,382)
Net income attributable to ROP common unitholder	$4,905	$11,426	$28,940	$52,431

Other comprehensive loss:
Unrealized loss on derivative instruments	—	(3,506)	(49)	(3,506)
Comprehensive income attributable to ROP common unitholder	$4,905	$7,920	$28,891	$48,925

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2011	$2,188,864	$364,107	$(5,117)	$2,547,854
Contributions	1,834,657	—	—	1,834,657
Distributions	(1,196,378)	(10,460)	—	(1,206,838)
Net income	28,940	4,628	—	33,568
Other comprehensive loss	—	—	(49)	(49)
Balance at September 30, 2012	$2,856,083	$358,275	$(5,166)	$3,209,192

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$33,568	$60,813
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,670	94,059
Equity in net gain on sale of interest in unconsolidated joint venture	(1,011)	—
Equity in net income from unconsolidated joint venture	(969)	(398)
Distributions of cumulative earnings from unconsolidated joint venture	444	398
Loan loss reserves, net of recoveries	(472)	(3,150)
Deferred rents receivable	(13,244)	(18,343)
Other non-cash adjustments	(11,353)	(17,065)
Changes in operating assets and liabilities:
Restricted cash — operations	(2,684)	(1,225)
Tenant and other receivables	(4,432)	(1,056)
Deferred lease costs	(6,415)	(6,808)
Other assets	(19,599)	(20,829)
Accounts payable, accrued expenses and other liabilities	(2,175)	338
Net cash provided by operating activities	72,328	86,734
Investing Activities
Acquisition of real estate property	(277,060)	—
Additions to land, buildings and improvements	(24,403)	(39,061)
Distributions in excess of cumulative earnings from unconsolidated joint venture	152	557
Net proceeds from disposition of real estate/joint venture interest	44,297	—
Repayment of debt investments and proceeds from other investments	7,777	27,187
Net cash used in investing activities	(249,237)	(11,317)
Financing Activities
Net proceeds from mortgage note payable	—	500,000
Repayments of mortgage note payable	—	(219,879)
Net proceeds from revolving credit facility	813,339	249,543
Repayments of revolving credit facility and senior unsecured notes	(963,639)	(84,823)
Contributions from common unitholder	1,529,218	387,002
Distributions to noncontrolling interests in other partnerships	(10,460)	(143,181)
Distributions to common unitholder	(1,196,378)	(755,174)
Deferred loan costs	(342)	(14,098)
Net cash provided by (used in) financing activities	171,738	(80,610)
Net decrease in cash and cash equivalents	(5,171)	(5,193)
Cash and cash equivalents at beginning of period	23,754	22,831
Cash and cash equivalents at end of period	$18,583	$17,638

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

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

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of businesses between entities under common control. As such, the assets and liabilities were transferred at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

In September 2012, the Operating Partnership transferred to ROP $324.9 million of its preferred equity investments, one of which was subject to a secured $50.0 million loan. Under the Business Combination guidance, this was determined to be a transfer of assets between entities under common control. As such, the assets were transferred at their carrying value.

As of September 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	10	6,414,400	95.2%

Suburban	Consolidated properties	17	2,785,500	79.5%
		27	9,199,900	90.4%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2012, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.1 million.  We also own two development properties encompassing approximately 140,800 square feet. As of September 30, 2012, we also held $324.9 million in preferred equity investments.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2012 and December 31, 2011, the consolidated results of their operations for the three and nine months ended September 30, 2012 and 2011, their statement of capital for the nine months ended September 30, 2012 and their statement of cash flows for the nine months ended September 30, 2012 and 2011.  Our investments in majority-owned and controlled

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in real estate joint ventures, where it owns less than a controlling interest, are reflected in the accompanying consolidated financial statements using the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial position of the Company at September 30, 2012, and the results of operations for the periods presented have been included.  The 2012 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.              Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts, those of our subsidiaries, which are wholly-owned or controlled by us and the Service Companies. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments.  See Note 4, “Debt and Preferred Equity Investments” and Note 5, “Investment in Unconsolidated Joint Venture.”  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated.

The Financial Accounting Standard Board’s, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income was modified to require earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture and preferred equity investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. In June 2012, we reversed this entire impairment charge. See Note 5, “Investment in Unconsolidated Joint Venture.” No impairment charge was recorded on our consolidated properties during the three or nine months ended September 30, 2012 and 2011. We do not believe that the value of any of our consolidated properties was impaired at September 30, 2012 or December 31, 2011, respectively.

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

We recognized increases of approximately $4.2 million, $14.0 million, $4.9 million and $17.5 million in rental revenue for the three and nine months ended September 30, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase/(reduction) in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million, $0.4 million, $0.1 million and $(1.3) million for the three and nine months ended September 30, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2012 and December 31, 2011 (amounts in thousands).

	September 30, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$180,271	$169,181
Accumulated amortization	(114,159)	(101,626)
Net	$66,112	$67,555

Identified intangible liabilities (included in deferred revenue):
Gross amount	$381,843	$375,946
Accumulated amortization	(215,289)	(188,914)
Net	$166,554	$187,032

Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit loss on each

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

individual investment.  When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge-off.  We did not record any loan loss reserves or charge offs on investments held to maturity during the three or nine months ended September 30, 2012 or 2011, respectively. We recorded zero, $0.5 million, zero and $3.2 million in recoveries during the three and nine months ended September 30, 2012 and 2011, respectively in connection with the sale of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of income and comprehensive income.

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

We determine impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs. We determined the valuation allowance for loan losses based on Level 3 inputs. See Note 4, “Debt and Preferred Equity Investments.”

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

•                                          Debt and preferred equity investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “Reserve for Possible Credit Losses” below regarding valuation allowances for loan losses.

•                                         Mortgage payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

The methodologies used for measuring fair value have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

•                  Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                  Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

Interest income on debt and preferred investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for debt and preferred investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Our debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 4, “Debt and Preferred Equity Investments.” We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut.  The tenants located in our buildings operate in various industries.  Other than two tenants who contributed approximately 5.6%, and 3.6% of our annualized cash rent, no other tenant in the portfolio contributed more than 3.3% of our annualized cash rent, including our share of joint venture annualized cash rent, at September 30, 2012.  Approximately 11%, 10%, 12%, 20%, 9% and 9% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 750 Third Avenue, 810 Seventh Avenue, 919 Third Avenue, 1185 Avenue of the Americas, 555 West 57th Street and 1350 Avenue of the Americas, respectively, for the quarter ended September 30, 2012.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance was effective as of the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income, or OCI, in financial statements. The standard gives businesses two options for presenting OCI which previously had been included within the statement of capital. An OCI statement may be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses may have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI became effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and included an OCI statement within the statement of income and comprehensive income. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision in the fourth quarter of 2012.

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

3.              Property Acquisition

In September 2012, we acquired the aggregate 267,000 square foot office buildings 635 and 641 Sixth Avenue for $173.0 million. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

In June 2012, we acquired a 215,000 square foot mixed-use office and retail building at 304 Park Avenue for $135.0 million. The property was acquired with an approximately $102.0 million in cash and $33.0 million in units of limited partnership interest in the Operating Partnership.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

304 Park Avenue South

Land	$54,189
Building	75,619
Above market lease value	2,824
Acquired in-place leases	8,265
Assets acquired	140,897

Below market lease value	5,897
Liabilities assumed	5,897

Purchase price allocation	$135,000

Net consideration funded by us at closing	$135,000
Equity and/or debt investment held	$—
Debt assumed	$—

4.              Debt and Preferred Equity Investments

As of September 30, 2012 and December 31, 2011, we held the following debt and preferred equity investments, with an aggregate weighted average current yield of approximately 10.11% (amounts in thousands):

Type	September 30, 2012 Senior Financing	September 30, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$926,260	$208,903	$—	July 2016
Preferred equity(1)(2)	57,087	17,747	—	April 2016
Preferred equity(1)(3)	480,000	98,208	—	July 2014
Debt investment(4)	—	—	8,725	—
Loan loss reserve(4)	—	—	(8,125)	—
	$1,463,347	$324,858	$600

(1)                                 The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)           As of September 30, 2012, we are committed to fund an additional $7.8 million on this loan.

(3)                                 This is a fixed rate investment.

(4)                                 Loan loss reserves are specifically allocated to investments.  Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data.  We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

At September 30, 2012 and December 31, 2011, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

5.              Investment in Unconsolidated Joint Venture

In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, New York, for approximately $471.0 million, inclusive of transfer taxes and transactional costs.  One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease.  On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property’s mortgage debt. The operating agreement of the Court Square Joint Venture requires approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property’s mortgage debt and material renovations to the property. In addition, the members each have the right to recommend the sale

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square Joint Venture.  We also provide a detailed monthly reporting package to the JPM Investors.  We have concluded that the JPM Investors have substantive participating rights in the ordinary course of the Court Square Joint Venture’s business that result in shared power of the activities that most significantly impact the performance of the joint venture.  We accounted for the Court Square Joint Venture under the equity method of accounting.

In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million.  In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. This entire impairment charge was reversed in June 2012.  In July 2012, the property was sold for $481.1 million which included the assumption of $315.0 million of existing debt by the purchaser. We recognized a loss of $4.8 million on sale of this property.

6.              Mortgage Note and Other Loan Payable

The first mortgage note and other loan payable collateralized by the property, assignment of leases and investment at September 30, 2012 and December 31, 2011, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	September 30, 2012	December 31, 2011
919 Third Avenue New York, NY(2)	5.12%	6/2023	$500,000	$500,000
Other loan payable(3)	8.00%	9/2019	50,000	—
			$550,000	$500,000

(1)         Effective interest rate for the three months ended September 30, 2012.

(2)         We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  In June 2011, our joint venture replaced the $219.6 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(3)         This loan is secured by a portion of a preferred equity investment.

At September 30, 2012, the gross book value of the property and investment collateralizing the mortgage note and other loan payable was approximately $1.5 billion.

7.              Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness.  As of September 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness. As of September 30, 2012, the facility fee was 35 basis points. At September 30, 2012, we had approximately $200.0 million of borrowings and $92.2 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.2 billion.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2012 and December 31, 2011 (amounts in thousands):

Issuance	September 30, 2012 Unpaid Principal Balance	September 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,607	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,835	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,377	$873,604

(1)              Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)              Exchangeable senior debentures which are currently callable at par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the nine months ended September 30, 2012, we repurchased $300,000 of these bonds at par.

(3)              We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of the senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green’s common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage loans payable, 2011 revolving credit facility, senior unsecured notes and our share of joint venture debt as of September 30, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Senior Unsecured Notes	Total
2012	$—	$—	$—	$—	$—
2013	—	—	—	—	—
2014	—	—	—	98,578	98,578
2015	—	—	—	357	357
2016	4,116	—	200,000	274,835	478,951
Thereafter	45,276	500,608	—	499,607	1,045,491
	$49,392	$500,608	$200,000	$873,377	$1,623,377

Interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$22,821	$18,997	$70,089	$47,049
Interest income	(2)	(4)	(6)	(14)
Interest expense, net	$22,819	$18,993	$70,083	$47,035
Interest capitalized	$—	$—	$—	$—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note and other loan payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.6 billion, compared to the book value of the related fixed rate debt of approximately $1.5 billion at September 30, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $170.4 million, compared to the book value of approximately $170.0 million at September 30, 2012. Our preferred equity investments had an estimated fair value ranging between $276.1 million and $308.6 million, compared to the book value of approximately $324.9 million at September 30, 2012, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Accumulated other comprehensive loss at September 30, 2012 consists of approximately $3.1 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

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

The following table presents the effect of our derivative financial instruments on the consolidated statements of income and comprehensive income for the three months ended September 30, 2012 and 2011, respectively (amounts in thousands):

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended
Designation\Cash Flow	Derivative	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(248)	$(3,596)	$(248)	$(90)	$—	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

The following table presents the effect of our derivative financial instruments on the consolidated statements of income and comprehensive income for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Nine Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Nine Months Ended		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Nine Months Ended
Designation\Cash Flow	Derivative	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(786)	$(3,596)	$(737)	$(90)	$(2)	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

11.       Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $2.1 million, $0.7 million and $1.7 million for the three and nine months ended September 30, 2012 and 2011, respectively.  We paid Alliance approximately $1.1 million, $3.1 million, $1.1 million and $2.7 million for three and nine months ended September 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related parties.  Such amount was approximately $1.6 million, $4.7 million, $1.4 million and $4.3 million for the three and nine months ended September 30, 2012 and 2011, respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.1 million, $3.2 million, $1.1 million and $3.1 million for the three and nine months ended September 30, 2012 and 2011, respectively.

12.       Commitments and Contingencies

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under non-cancellable operating lease obligations with initial terms in excess of one year as of September 30, 2012 (amounts in thousands):

September 30,	Non-cancellable operating leases

2012	$2,618
2013	10,474
2014	10,474
2015	10,474
2016	10,474
Thereafter	293,855
Total minimum lease payments	$338,369

13.       Environmental Matters

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

14.       Segment Information

We are engaged in owning, managing and leasing commercial office properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and debt and preferred equity investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County and Connecticut.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4, “Debt and Preferred Equity Investments,” for additional details on our debt and preferred equity investments.

Selected results of operations for the three and nine months ended September 30, 2012 and 2011 and selected asset information as of September 30, 2012 and December 31, 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended September 30, 2012	$120,600	$—	$120,600
Three months ended September 30, 2011, As Adjusted	113,430	—	113,430
Nine months ended September 30, 2012	354,021	—	354,021
Nine months ended September 30, 2011, As Adjusted	344,721	3,077	347,798

Net income:
Three months ended September 30, 2012	$6,093	$—	$6,093
Three months ended September 30, 2011, As Adjusted	13,079	—	13,079
Nine months ended September 30, 2012	33,568	—	33,568
Nine months ended September 30, 2011, As Adjusted	54,640	6,173	60,813

Total assets:
As of:
September 30, 2012	$4,750,185	$324,858	$5,075,043
December 31, 2011	4,529,554	600	4,530,154

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to common unitholder for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$6,093	$13,079	$33,568	$60,813
Net income attributable to noncontrolling interests in other partnerships	(1,188)	(1,653)	(4,628)	(8,382)
Net income attributable to ROP common unitholder	$4,905	$11,426	$28,940	$52,431

15.       Supplemental Disclosure of Non-Cash Operating, Investing and Financing Activities

The following table provides information on non-cash operating, investing and financing activities (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011

Tenant improvements and capital expenditures payable	$1,847	$2,051
Deferred leasing payable	1,912	1,119
Contributions from common unitholder	33,090	—
Transfer of preferred equity investments	324,858	—
Transfer of other loan payable	50,000	—

16.       Subsequent Event

On November 9, 2012, we, SL Green and the Operating Partnership, as co-obligors, priced an offering of $200.0 million aggregate principal amount of 4.50% senior notes due December 1, 2022.  The offering is expected to close on November 15, 2012, subject to customary closing conditions.

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

In November 2011, in connection with the closing of our 2011 revolving credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties from the Operating Partnership to ROP. These properties comprised an aggregate of $683.8 million in total assets at November 1, 2011. Under the Business Combinations guidance, this was determined to be a transfer of businesses between entities under common control. As such, the assets and liabilities were transferred at their carrying value. The transfer is required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

In September 2012, the Operating Partnership transferred to ROP $324.9 million of its preferred equity investments, one of which was subject to a $50.0 million loan. Under the Business Combination, this was determined to be a transfer of assets between entities under common control. As such, the assets were transferred at their carrying value.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	10	6,414,400	95.2%

Suburban	Consolidated properties	17	2,785,500	79.5%
		27	9,199,900	90.4%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2012, our inventory of development parcels included approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2012, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.1 million.  We also own two development properties encompassing approximately 140,800 square feet. As of September 30, 2012, we also held $324.9 million in preferred equity investments.

Critical Accounting Policies

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts and reserve for possible credit losses.  There have been no changes to these policies during the nine months ended September 30, 2012.

Results of Operations

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

The following section compares the results of operations for the three months ended September 30, 2012 to the three months ended September 30, 2011 for the 27 consolidated properties owned by ROP.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$100.0	$95.1	$4.9	5.2%
Escalation and reimbursement revenue	17.7	17.9	(0.2)	(1.1)
Total	$117.7	$113.0	$4.7	4.2%

Occupancy for our stabilized Manhattan portfolio at September 30, 2012 was 95.2% compared to 96.5% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at September 30, 2012 was 79.5% compared to 80.6% for the same period in the previous year. At September 30, 2012, approximately 0.3% and 3.7% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 25.8% higher and 3.1% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.5% higher and 0.4% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in rental revenues was also due to the acquisition of 304 Park Avenue South in June 2012, which contributed $2.3 million and $0.2 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.2	$0.1	$0.1	100.0%
Investment and other income	2.9	0.5	2.4	480.0
Total	$3.1	$0.6	$2.5	416.7%

Our joint venture at One Court Square was net leased to a single tenant until 2020. In July 2012, this property was sold for $481.1 million.

The increase in investment and other income is primarily related to higher lease buy-out income ($1.2 million) which was partially offset by our share of real estate tax refunds from three of our properties ($1.1 million). On September 30, 2012, the Operating Partnership transferred $324.9 million in preferred equity investments to ROP. Income on these investments will only be reflected in subsequent periods.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$28.5	$28.0	$0.5	1.8%
Real estate taxes	20.3	19.3	1.0	5.2
Ground rent	2.7	2.7	—	—
Total	$51.5	$50.0	$1.5	3.0%

The increase in property operating expenses was primarily due to the acquisition of 304 Park Avenue South in June 2012 which contributed $0.5 million in operating expenses and $0.4 million in real estate taxes during the three months ended September 30, 2012.

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$24.0	$19.6	$4.4	22.4%
Depreciation and amortization expense	33.5	30.9	2.6	8.4
Marketing, general and administrative expense	0.1	0.1	—	—
Total	$57.6	$50.6	$7.0	13.8%

The increase in interest expense, net of interest income, was primarily due to the issuance in August 2011 of $250.0 million aggregate principal amount of 5% senior notes due 2018 and our, SL Green’s and the Operating Partnership’s entry into a new $1.5 billion revolving credit facility in November 2011, which had an interest rate of 150 basis points over the 30-day LIBOR at September 30,

2012.

The increase in depreciation and amortization expense is attributable to the depreciation on 304 Park Avenue South ($1.2 million) as well as an increase in capital expenditures at the properties in the ROP portfolio.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

The following section compares the results of operations for the nine months ended September 30, 2012 to the nine months ended September 30, 2011 for the 27 consolidated properties owned by ROP.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$296.0	$289.6	$6.4	2.2%
Escalation and reimbursement revenue	53.4	51.6	1.8	3.5
Total	$349.4	$341.2	$8.2	2.4%

Occupancy for our stabilized Manhattan portfolio at September 30, 2012 was 95.2% compared to 96.5% for the same period in the previous year. Occupancy for our stabilized Suburban portfolio at September 30, 2012 was 79.5% compared to 80.6% for the same period in the previous year. At September 30, 2012, approximately 0.3% and 3.7% of the space leased at our consolidated Manhattan and Suburban properties is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 25.8% higher and 3.1% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.5% higher and 0.4% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in rental revenues was also due to the acquisition of 304 Park Avenue South in June 2012, which contributed $3.1 million and $0.2 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$1.0	$0.4	$0.6	150.0%
Investment and other income	4.6	6.5	(1.9)	(29.2)
Total	$5.6	$6.9	$(1.3)	(18.8)%

Our joint venture at One Court Square was net leased to a single tenant until 2020. In July 2012, this property was sold for $481.1 million.

The decrease in investment and other income is primarily related to a reduction in lease buy-out income ($1.0 million) and a reduction in investment income ($3.1 million) due to the sale of a debt investment in 2011. This was partially offset by our share of a real estate tax refund from four of our properties ($1.7 million) and other fee income ($0.4 million). On September 30, 2012, the Operating Partnership transferred $324.9 million in preferred equity investments to ROP. Income on these investments will only be reflected in subsequent periods.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$81.0	$82.7	$(1.7)	(2.1)%
Real estate taxes	61.1	58.5	2.6	4.4
Ground rent	8.1	8.0	0.1	1.3
Total	$150.2	$149.2	$1.0	0.7%

The increase in property operating expenses was primarily due to higher real estate taxes ($2.6 million), payroll costs ($0.3 million), management fee and allocated expenses ($0.4 million), contract maintenance expenses ($0.3 million) and insurance costs ($0.1 million). This was partially offset by lower utility costs ($2.5 million) and repairs and maintenance ($0.3 million). Also contributing to the overall increase was the acquisition of 304 Park Avenue South in June 2012 which had $0.6 million in operating expenses and $0.5 million in real estate taxes during the nine months ended September 30, 2012.

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$73.2	$48.0	$25.2	52.5%
Loan loss reserves, net of recoveries	(0.5)	(3.2)	2.7	84.4
Depreciation and amortization expense	97.5	93.1	4.4	4.7
Marketing, general and administrative expense	0.3	0.3	—	—
Total	$170.5	$138.2	$32.3	23.4%

The increase in interest expense, net of interest income, was primarily due to the issuance in August 2011 of $250.0 million aggregate principal amount of 5% senior notes due 2018 and our, SL Green’s and the Operating Partnership’s entry into a new $1.5 billion revolving credit facility in November 2011, which had an interest rate of 150 basis points over the 30-day LIBOR at September 30, 2012, as well as the refinancing of 919 Third Avenue in June 2011.

Loan loss reserves, net of recoveries is attributable to the partial recovery of reserves upon sale of debt investments in March 2012 and February 2011. No new loan loss reserves were recorded in either period.

The increase in depreciation and amortization expense is attributable to the depreciation on 304 Park Avenue South ($1.4 million) which was acquired in June 2012 as well as an increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for preferred equity investments will include:

(1)         Cash flow from operations;

(2)         Cash on hand;

(3)         Borrowings under our 2011 revolving credit facility;

(4)         Other forms of secured or unsecured financing;

(5)         Net proceeds from divestitures of properties and redemptions, participations and dispositions of preferred equity investments; and

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

Cash and cash equivalents were $18.6 million and $17.6 million at September 30, 2012 and 2011, respectively, representing an increase of $1.0 million. The increase was a result of the following changes in cash flows (amounts in thousands):

	Nine months ended September 30,
	2012	2011	Increase (Decrease)

Net cash provided by operating activities	$72,328	$86,734	$(14,406)
Net cash used in investing activities	$(249,237)	$(11,317)	$(237,920)
Net cash provided by (used in) financing activities	$171,738	$(80,610)	$252,348

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At September 30, 2012, our portfolio was 90.4% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplaces. Following the transfer from the Operating Partnership to us, our preferred equity investments will also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2012, compared to the same period in the prior year, we used cash primarily for the following investing activities (amounts in thousands):

Capital expenditures and capitalized interest	$(262,402)
Net proceeds from sale of real estate	44,297
Distributions from joint ventures	(405)
Debt and other investing activities	(19,410)
Increase in net cash used in investing activities	$(237,920)

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $39.1 million for the nine months ended September 30, 2011 compared to $24.4 million for the nine months ended September 30, 2012. The decreased capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes and asset sales.  During the nine months ended September 30, 2012, compared to the same period in the prior year, we used cash for the following financing activities (amounts in thousands):

Repayments under our debt obligations	$(658,937)
Proceeds from debt obligations	63,796
Contributions from common unitholder	1,142,216
Distributions and other financing activities	(308,483)
Deferred loan costs	13,756
Increase in cash provided by financing activities	$252,348

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2012.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long term indebtedness.  As of September 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to our senior unsecured long-term indebtedness. As of September 30, 2012, the facility fee was 35 basis points. At September 30, 2012, we had approximately $200.0 million of borrowings and $92.2 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.2 billion.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	September 30, 2012 Unpaid	September 30, 2012	December 31, 2011
	Principal	Accreted	Accreted	Coupon	Effective	Term
Issuance	Balance	Balance	Balance	Rate(1)	Rate	(in Years)	Maturity
June 27, 2005(2)	$357	$357	$657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(3)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(3)	250,000	249,607	249,565	5.000%	5.031%	7	August 15, 2018
March 31, 2006	275,000	274,835	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$873,935	$873,377	$873,604

(1)          Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)          Exchangeable senior debentures which are currently callable at par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the nine months ended September 30, 2012, we repurchased $300,000 of these bonds at par.

(3)          We, SL Green and the Operating Partnership are co-obligators.

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $1.7 million.

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

Approximately $1.5 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of September 30, 2012 was LIBOR plus 150 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including preferred equity investments.  Our off-balance sheet arrangements are discussed in Note 4, “Debt and Preferred Equity Investments” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the three months ending December 31, 2012, we will incur approximately $13.4 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties and none at our joint venture property.  We expect to fund these capital expenditures with operating cash flow and cash on hand.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings and potential asset sales.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements.  The affiliate received approximately $0.7 million, $2.1 million, $0.7 million and $1.7 million for the three and nine months ended September 30, 2012 and 2011, respectively.  We paid Alliance approximately $1.1 million, $3.1 million, $1.1 million and $2.7 million for three and nine months ended September 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.6 million, $4.7 million, $1.4 million and $4.3 million for the three and nine months ended September 30, 2012 and 2011, respectively.

Insurance

SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $7750.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2012.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013.

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

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.1 million, $3.2 million, $1.1 million and $3.1 million for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies_Accounting Standards Updates” in the accompanying consolidated financial statements.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Westchester County and Connecticut office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

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

•                  risks relating to preferred equity investments;

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

As of September 30, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income and Comprehensive Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), detailed tagged and filed herewith. **

**

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

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

		By:	/s/ James Mead
James Mead
Treasurer

Date:	November 13, 2012