Form 10-K
period 2012-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2013-03-19
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 033-84580

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of March 19, 2013, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2013 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.

        ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties, and also owns land for future development located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

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

        In connection with the closing of our 2011 revolving credit facility and new 2012 credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        On September 30, 2012, SL Green transferred $324.9 million of its preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance, these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New

PART I

ITEM 1.    BUSINESS

York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	13	7,201,400	96.0%
Suburban	Consolidated properties	17	2,785,500	79.5%

		30	9,986,900	91.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2012, our Manhattan properties were comprised of 10 fee owned properties and three leasehold properties. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2012, our Suburban properties were comprised of 16 fee owned properties and one leasehold property. We refer to our Manhattan and Suburban office properties collectively as our Portfolio.

        At December 31, 2012, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2012, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.1 million. As of December 31, 2012, we also held preferred equity investments with a book value of $340.9 million.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2012, our corporate staff consisted of approximately 273 persons, including 170 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business and Growth Strategies

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of SL Green's business and growth strategies.

PART I

ITEM 1.    BUSINESS

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and liquidity and the design and condition of our properties. Although currently no other publicly traded REIT has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we and SL Green may in the future compete with such other REITs. In addition, we face competition from other real estate companies including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes than we are willing to pursue.

Manhattan Office Market Overview

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Manhattan Office Market Overview" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of SL Green's Manhattan office market overview.

Industry Segments

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Industry Segments" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of SL Green's industry segments.

Employees

        On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Employees" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete description of SL Green's employees.

ITEM 1A.    RISK FACTORS

        We encourage you to read "Item 1A—Risk Factors" in the Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company, for the year ended December 31, 2012.

Declines in the demand for office space in New York City, and in particular, midtown Manhattan, as well as our Suburban markets, including Westchester County and Connecticut, resulting from future weakness in the economic condition of such markets could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

        Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and make distributions to SL Green. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and ability to service current debt and to make distributions to SL Green.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2012, approximately 3.2 million square feet, representing approximately 34.5% of the rentable square feet, are scheduled to expire by December 31, 2017 at our consolidated properties. As of December 31, 2012, these leases had annualized escalated rent totaling approximately $31.6 million. We also have leases with termination options beyond 2017. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and make distributions to SL Green could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in the commercial office properties located at 1185 Avenue of the Americas, 673 First Avenue and 461 Fifth Avenue, in Manhattan and 1055 Washington Boulevard, Stamford, Connecticut are through long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of a fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2012, including our unilateral extension rights on each of the properties, is approximately 51 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of these properties at December 31, 2012 totaled approximately $118.2 million, or 28.1%, of our share of total Portfolio annualized cash rent.

Our results of operations rely on major tenants, and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2012 for consolidated properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 15.0% of our share of Portfolio annualized cash rent, with three tenants, Debevoise & Plimpton, LLP, Advance Magazine Group, Fairchild

ITEM 1A.    RISK FACTORS

Publications and C.B.S. Broadcasting, Inc., accounting for approximately 5.0%, 2.9% and 2.6% of our share of Portfolio annualized cash rent, respectively. If current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to service debt and make distributions to SL Green.

        Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole, such as those experienced as a result of the economic downturn that began in the second half of 2007, which lead to a nationwide decline in demand for office and retail space due to bankruptcies, downsizing, layoffs and cost cutting. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about the stability of the markets generally may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in Manhattan, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

  •
  significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

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

        We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and make distributions to SL Green.

ITEM 1A.    RISK FACTORS

We face risks associated with property acquisitions.

        We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

ITEM 1A.    RISK FACTORS

We rely on five large properties for a significant portion of our revenue.

        As of December 31, 2012, five of our properties, 1185 Avenue of the Americas, 1350 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 750 Third Avenue, accounted for approximately 56% of our Portfolio annualized cash rent, and 1185 Avenue of the Americas alone accounted for approximately 18% of our Portfolio annualized cash rent. Our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and make distributions to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

        There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

        ROP gets insurance through a program administered by SL Green. SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes ROP assets. As of December 31, 2012, the first property portfolio maintains a blanket limit of $775.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $750.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. SL Green maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

        In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Belmont has a terrorism coverage limit of $650.0 million in a layer in excess of $100.0 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Belmont has acted as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on SL Green's entire property portfolio for certified acts of terrorism above a

ITEM 1A.    RISK FACTORS

    program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence and $30.0 million aggregate environmental liability policy covering the entire portfolio.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks it could result in substantially higher insurance premiums.

        We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $4.7 million, $4.5 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

We face possible risks associated with the physical effects of climate change.

        We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, we own interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Hurricane Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

ITEM 1A.    RISK FACTORS

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.

        Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth—oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgages and other indebtedness, including our 2012 credit facility, senior unsecured notes and debentures. We, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.

        The total principal amount of our outstanding consolidated indebtedness was approximately $2.1 billion as of December 31, 2012, consisting of approximately $470.0 million under our 2012 credit facility, which is inclusive of our $400.0 million term loan, $1.0 billion under our senior unsecured notes and convertible notes, and approximately $550.0 million of non-recourse mortgage note and other loans payable. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2012 credit facility, which had $1.1 billion undrawn capacity as of December 31, 2012. Our 2012 credit facility matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility.

        If we are unable to make payments under our 2012 credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2012 credit facility or our senior unsecured notes would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. No debt on our properties will mature in 2013. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially modify existing leases, and to discontinue insurance coverage, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our senior unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage, encumbered assets-to-assets and unencumbered assets-to-unsecured debt.

ITEM 1A.    RISK FACTORS

These restrictions could adversely affect our results of operations, as well as our ability to pay debt obligations and make distributions to SL Green.

Rising interest rates could adversely affect our cash flow.

        Advances under our 2012 credit facility of approximately $440.0 million at December 31, 2012, bear interest at a variable rate. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $400.0 million term loan and had $1.1 billion available for draw as of December 31, 2012. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 165 basis points, respectively, at December 31, 2012. As of December 31, 2012, borrowings under our 2012 credit facility totaled $470.0 million and bore interest at 1.93%. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions. At December 31, 2012, a hypothetical 100 basis point increase in interest rates across our variable interest rate instrument would increase our annual interest costs by approximately $4.4 million. Accordingly, increases in interest rates could adversely affect our ability to continue to service debt and make distributions to SL Green.

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

        SL Green considers its business as a whole in determining the amount of leverage of itself and its subsidiaries, including us. SL Green also considers other factors in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As a result, if we become more highly leveraged, an increase in debt service could adversely affect cash available for distributions to SL Green and could increase the risk of default on our indebtedness.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned preferred equity investments with an aggregate net book value of approximately $340.9 million at December 31, 2012. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral.

ITEM 1A.    RISK FACTORS

We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. In 2012, we recorded $0.5 million in recoveries of loans previously reserved and no loan loss reserves and charge offs on preferred equity investments being held to maturity. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt and make distributions to SL Green.

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

        Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to service debt and make distributions to SL Green.

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

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which Mr. Green, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the

ITEM 1A.    RISK FACTORS

chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. SL Green, including us, and our tenants accounted for approximately 28.7% of Alliance's 2012 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

        As of December 31, 2012, services were being provided by these entities to 12 of the properties owned by ROP.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.

        Stephen Green, Marc Holliday, Andrew Mathias, Andrew Levine and James Mead entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City Metropolitan area. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than it otherwise might because of its desire to maintain an ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green's failure to qualify as a REIT would be costly.

        We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our or SL Green's control, can affect its qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green's gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green's REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

        If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, it would have to pay significant income taxes and ROP would therefore have less money available for investments, to service indebtedness or make distributions to SL Green.

ITEM 1A.    RISK FACTORS

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

        The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all owners and developers of similar space in the areas in which our properties are located.

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

        We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of Wyoming Acquisition GP LLC, or WAGP, the sole general partner of ROP, and Andrew Mathias, the president of SL Green. These officers have employment agreements which expire in January 2014 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations.

Our business and operations would suffer in the event of system failures or cyber security attacks.

        Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

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

        As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time

ITEM 1A.    RISK FACTORS

and attention from revenue—generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our directors, president and treasurer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2012, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

Our Portfolio

General

        As of December 31, 2012, we owned or held interests in 13 consolidated commercial office properties encompassing approximately 7.2 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2012, our portfolio also included ownership interests in 17 consolidated commercial office properties located in Westchester County and Connecticut, or the Suburban assets, encompassing approximately 2.1 million rentable square feet and approximately 0.7 million rentable square feet, respectively.

        At December 31, 2012, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2012, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.1 million. As of December 31, 2012, we also held preferred equity investments with a book value of $340.9 million.

ITEM 2.    PROPERTIES

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2012:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)	Number of Tenants	Annualized Cash Rent Per Leased Square Foot ($)(2)	Annualized Net Effective Rent Per Leased Square Foot ($)(3)
CONSOLIDATED PROPERTIES
810 Seventh Avenue(6)	1970	Times Square	692,000	7	87.6	37,771,128	9	39	59.63	51.30
919 Third Avenue(4)(6)	1970	Grand Central North	1,454,000	15	96.9	86,011,788	10	13	61.01	46.35
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	11	97.6	76,003,644	18	19	72.33	64.00
333 West 34th Street	1960/2002	Penn Station	345,400	3	100.0	14,551,572	3	3	43.07	35.77
461 Fifth Avenue(5)	1988	Midtown	200,000	2	99.4	15,953,568	4	14	77.86	65.46
555 West 57th Street(6)	1971	Midtown West	941,000	9	99.2	33,682,356	8	11	33.97	31.47
750 Third Avenue	1958/2006	Grand Central North	780,000	8	97.5	41,119,548	10	31	52.98	46.84
1350 Avenue of the Americas(6)	1966	Rockefeller Center	562,000	6	97.0	36,075,624	9	38	63.64	53.25
110 East 42nd Street	1921	Grand Central	205,000	2	81.6	8,102,136	2	20	48.34	40.88
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	85.2	13,487,388	3	9	101.57	90.93
673 First Avenue(5)(6)	1928/1990	Grand Central South	422,000	4	100.0	20,578,332	5	8	45.93	38.84
304 Park Avenue South	1930	Midtown South	215,000	2	95.8	10,433,676	2	17	53.80	53.44
641 Sixth Avenue	1902	Midtown South	163,000	2	92.1	7,878,132	2	8	52.48	49.66

Total / Weighted Average Consolidated Properties(7)			7,201,400	72	96.0	401,648,892	85	230

Suburban Properties
CONSOLIDATED PROPERTIES
1100 King Street—1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	74.9	1,713,504	—	1	36.20	15.96
1100 King Street—2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	47.0	1,337,520	—	3	34.29	21.59
1100 King Street—3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	63.3	1,658,796	—	2	32.18	26.29
1100 King Street—4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	59.4	1,589,940	—	7	32.88	27.54
1100 King Street—5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	79.8	1,880,748	1	7	16.94	22.65
1100 King Street—6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	71.2	2,253,072	1	3	32.31	31.06
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	72.5	3,671,304	1	8	28.93	22.16
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	86.0	2,577,300	1	11	22.88	17.54
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2	70.7	4,065,456	1	10	23.00	18.74
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2	87.5	5,218,368	1	7	24.81	22.21
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	76.9	3,982,824	1	6	24.62	21.75
140 Grand Street	1991	White Plains, Westchester	130,100	1	95.3	4,112,952	1	12	36.74	23.29
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	4	94.3	13,288,356	3	16	36.72	29.73

Westchester, NY Subtotal			2,135,100	21		47,350,140	11	93

680 Washington Boulevard(4)	1989	Stamford, Connecticut	133,000	1	74.6	4,083,912	1	7	41.67	35.86
750 Washington Boulevard(4)	1989	Stamford, Connecticut	192,000	2	93.6	7,332,120	1	9	41.61	32.94
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	2	86.0	5,680,620	1	21	35.60	29.76
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	2	60.9	2,801,568	1	17	34.34	25.34

Connecticut Subtotal			650,400	7		19,898,220	4	54

Total / Weighted Average Consolidated Property(8)			2,785,500	28	79.5	67,248,360	15	147

Grand Total / Weighted Average			9,986,900	100	91.4	468,897,252	100	377

Grand Total—ROP share of Annualized Cash Rent						421,157,620

DEVELOPMENT
635 Sixth Avenue	1902	Midtown South	104,000	—	—	—	—	—	—	—

(1)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013 are approximately $4.9 million for our consolidated properties.

(2)
Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Rent per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Cash Rent per Leased Square Foot.

(4)
We hold a 51% interest in this property.

(5)
We hold a leasehold interest in this property.

(6)
Includes a parking garage.

(7)
Includes approximately 6.5 million square feet of rentable office space, 0.5 million square feet of rentable retail space and 0.2 million square feet of garage space.

(8)
Includes approximately 2.7 million square feet of rentable office space and 0.1 million square feet of rentable retail space.

ITEM 2.    PROPERTIES

Historical Occupancy

        SL Green has historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2012	94.1%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%

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

        SL Green has generally historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%
December 31, 2008	88.9%	81.7%	84.9%	84.5%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2017, the average annual rollover at our Manhattan consolidated properties is expected to be approximately 0.4 million square feet representing an average annual expiration rate of 6.0% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

ITEM 2.    PROPERTIES

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2012 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013(3)	32	413,020	5.85	$24,617,973	$59.60
2014	25	441,890	6.26	22,271,103	50.40
2015	30	223,351	3.16	11,225,113	50.26
2016	32	579,617	8.21	34,679,737	59.83
2017	22	454,281	6.43	29,415,662	64.75
2018	18	429,399	6.08	36,717,316	85.51
2019	7	117,789	1.67	6,903,666	58.61
2020	16	442,915	6.27	29,313,144	66.18
2021	21	1,783,165	25.24	97,326,619	54.58
2022 & thereafter	39	2,178,595	30.83	109,178,559	50.11

Total/weighted average	242	7,064,022	100.00	$401,648,892	$56.86

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013, are reductions of approximately $2.7 million for the properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 5,020 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2012.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2017, the average annual rollover at our Suburban consolidated properties is expected to be approximately 0.2 million square feet, representing an average annual expiration rate of 9.9% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

ITEM 2.    PROPERTIES

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2012 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013(3)	24	138,064	6.46	$4,998,552	$36.20
2014	24	171,174	8.00	6,071,544	35.47
2015	20	225,135	10.53	7,609,884	33.80
2016	28	467,873	21.87	15,363,444	32.84
2017	10	58,277	2.72	1,659,708	28.48
2018	13	106,604	4.98	3,540,852	33.22
2019	12	466,047	21.79	12,622,752	27.08
2020	7	202,006	9.44	6,173,400	30.56
2021	7	142,691	6.67	3,471,816	24.33
2022 & thereafter	9	161,150	7.54	5,736,408	35.60

Total/weighted average	154	2,139,021	100.00	$67,248,360	$31.44

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013 are reductions of approximately $2.2 million for the suburban properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 39,535 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2012.

Tenant Diversification

        At December 31, 2012, our portfolio was leased to approximately 377 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10

ITEM 2.    PROPERTIES

largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2012:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Cash Rent (%)
Debevoise & Plimpton, LLP	919 Third Avenue	108	619,353	6.2	5.0
Advance Magazine Group, Fairchild Publications	750 Third Avenue	98	286,622	2.9	2.9
C.B.S. Broadcasting, Inc.	555 West 57th St.	132	282,385	2.8	2.6
Schulte, Roth & Zabel LLP	919 Third Avenue	102	263,186	2.6	2.0
New York Presbyterian Hospital	673 First Avenue	104	232,772	2.3	2.6
BMW of Manhattan	555 West 57th St.	115	227,782	2.3	1.4
Verizon	1100 King Street Bldg 1 & 500 Summit Lake Drive	84	184,523	1.8	1.1
Amerada Hess Corp.	1185 Avenue of the Americas	180	181,569	1.8	2.9
The City University of New York—CUNY	555 West 57th Street	216	180,460	1.8	1.6
Fuji Color Processing Inc.	200 Summit Lake Drive	78	165,880	1.7	1.2

Total/ Weighted Average(3)			2,624,532	26.2%	23.3%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2012 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2012, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established trading market for our common equity. As of March 19, 2013, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.

COMMON UNITS

        No distributions have been declared by ROP subsequent to the Merger on January 25, 2007.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        We did not sell any Class A common units during the years ended December 31, 2012, 2011 or 2010 that were not registered under the Securities Act of 1933, as amended.

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

        In November 2011, SL Green transferred five properties to ROP. In December 2012, SL Green transferred three additional properties to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years has been retrospectively adjusted to furnish comparative information.

        On September 30, 2012, SL Green transferred $324.9 million of its preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance, these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.

	Years Ended December 31,
Operating Data (in thousands)	2012	2011	2010	2009	2008
		As Adjusted	As Adjusted	As Adjusted	As Adjusted
Total revenues	$528,809	$501,557	$490,135	$480,123	$482,960

Operating expenses	118,549	118,326	112,517	107,809	113,817
Real estate taxes	90,174	83,838	81,214	78,117	68,985
Ground rent	17,098	14,549	14,600	14,589	14,916
Interest expense, net of interest income	108,566	82,422	70,827	68,357	84,704
Amortization of deferred finance costs	5,712	1,837	684	455	109
Depreciation and amortization	142,957	132,251	124,677	124,080	114,003
Loan loss reserves, net of recoveries	(472)	(2,425)	—	24,907	10,550
Transaction related costs	1,943	243	24	—	—
Marketing, general and administrative	339	346	493	563	789

Total expenses	484,866	431,387	405,036	418,877	407,873

Equity in net income from unconsolidated joint venture	966	497	711	1,109	838
Equity in net gain on sale of interest in unconsolidated joint venture	1,001	—	—	—	—
Depreciable real estate reserves	—	(5,789)	—	—	—
(Loss) gain on early extinguishment of debt	(6,904)	—	(1,202)	3,519	16,569

Income from continuing operations	39,006	64,878	84,608	65,874	92,494
Discontinued operations	—	—	—	(42)	1,418

Net income	39,006	64,878	84,608	65,832	93,912
Net income attributable to noncontrolling interests	(6,013)	(9,886)	(13,682)	(13,380)	(16,687)

Net income attributable to ROP common unitholder	$32,993	$54,992	$70,926	$52,452	$77,225

PART II

ITEM 6.    SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data (in thousands)	2012	2011	2010	2009	2008
		As Adjusted	As Adjusted	As Adjusted	As Adjusted
Commercial real estate, before accumulated depreciation	$5,395,935	$5,048,410	$4,918,508	$4,873,816	$4,818,243
Total assets	5,398,562	4,856,398	4,824,806	4,878,545	5,017,096
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes	2,050,713	1,945,194	1,087,705	1,058,210	1,377,959
Total capital	3,039,508	2,601,834	3,398,551	3,431,178	3,202,139

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Overview

        Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. SL Green Realty Corp., or SL Green, is the general partner of the Operating Partnership.

        ROP is engaged in the acquisition, ownership, management, operation, acquisition, leasing and financing of commercial real estate properties, principally office properties, and also owns land for future development located in the New York City, Westchester County and Connecticut which collectively is also known as the New York Metropolitan area.

        The New York City commercial real estate market continued to strengthen in 2012, and ROP took advantage of the strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth as market conditions improve.

Leasing and Operating

        SL Green has historically outperformed the Manhattan office market, and did so again in 2012. SL Green's Manhattan office property occupancy on same-store properties increased to 93.8% from 93.0% in the prior year. During 2012, SL Green signed office leases in Manhattan encompassing 3.7 million square feet, of which 3.0 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these 3.0 million square feet of signed Manhattan office leases that replaced previously occupied space was 7.5% for 2012. The highlight of SL Green's leasing activity during 2012 was the signing of the largest non-sale leaseback office lease in Manhattan's history, a 1.6 million square foot lease with Viacom International, Inc. which represented the entirety of the office space at 1515 Broadway. In addition, SL Green completed the lease-up of 100 Church Street with the 485,000 square foot early renewal and expansion lease with the City of New York.

        New leasing activity in Manhattan in 2012 totaled 23.2 million square feet, slightly below the ten-year average. Direct absorption in Manhattan exceeded 1.4 million square feet during the year, of which 0.2 million square feet was absorbed in Midtown Manhattan, the location of 82% of our in-service office properties (by square footage). This leasing activity in 2012 occurred despite the headwinds caused in part by the presidential election, fiscal cliff, continued implementation of the provisions of the Dodd-Frank Act and Hurricane Sandy. These factors impacted the leasing markets resulting in the Midtown submarket overall office vacancy increasing from 9.6% at December 31, 2011 to 10.3% at December 31, 2012. However, no new office space was added to the Midtown office inventory, with approximately 1.8 million square feet (0.5% of the total 392.9 million square foot Manhattan office inventory) currently under construction and scheduled to be placed in service by 2014.

        Demand for space in certain sub-markets such as Midtown South and a lack of new supply created conditions in which asking rents for direct space in Midtown South increased during 2012 by 8.3% to $50.02 per square foot. Asking rents for direct space in Midtown increased during 2012 by 3.0% to $68.77 per square foot and have increased by 8.8% since the recessionary trough in the first quarter of 2010. Over the same period, net effective rents (which take into consideration leasing concessions) have increased by 26.4%.

Outlook

        Several factors introduced into the market during the second half of 2012 have modestly reduced expectations for the recovery of jobs and demand for office space in 2013. Those factors include increased ordinary and capital

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

gains tax rates and additional cost cutting by the financial services sector. Despite these factors, we continue to see a solid leasing market and the potential for improving leasing fundamentals as we progress through the year.

Assets Transfer

        In connection with the closing of our 2011 revolving credit facility and new 2012 credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 2011, and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.

        On September 30, 2012, SL Green transferred $324.9 million of its preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance, these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metro area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	13	7,201,400	96.0%
Suburban	Consolidated properties	17	2,785,500	79.5%

		30	9,986,900	91.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        At December 31, 2012, we also own a development property encompassing approximately 104,000 square feet as well an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2012, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.1 million. As of December 31, 2012, we also held preferred equity investments with a carrying value of $340.9 million.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investment in unconsolidated joint venture for impairment, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. This charge is included in depreciable real estate reserves in the consolidated statements of income and comprehensive income. See Note 6, "Investments in Unconsolidated Joint Venture." We do not believe that the value of any of our consolidated real estate properties was impaired at December 31, 2012 and 2011, respectively.

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

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheet is net of such allowance.

        Interest income on debt and preferred equity investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write-off of the reserve balance is called a charge-off. We recorded loan loss reserves of zero, $0.7 million and zero in loan loss reserves or charge offs during the years ended December 31, 2012, 2011 and 2010, respectively, on investments held to maturity. We recorded $0.5 million, $3.1 million and zero in recoveries during the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the sale of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of income and comprehensive income.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Derivative Instruments

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge if the hedge is to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

        The following section compares the results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 for the 30 consolidated properties owned by ROP:

Rental Revenues (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Rental revenue	$437.0	$421.5	$15.5	3.7%
Escalation and reimbursement revenue	76.5	72.9	3.6	4.9

Total	$513.5	$494.4	$19.1	3.9%

        Occupancy for our Manhattan portfolio was 96.0% at December 31, 2012 as compared to 95.5% at December 31, 2011. Occupancy for our Suburban portfolio was 79.5% at December 31, 2012 compared to 80.7% at December 31, 2011. At December 31, 2012, approximately 5.9% and 6.5% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during 2013. We estimate that the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.9% higher and 6.8% lower, respectively, than then existing in-place fully escalated rents. We estimate that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 8.8% higher and 0.8% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

        The increase in rental revenues was also due to the acquisitions of 304 Park Avenue South in June 2012, 641 Sixth Avenue in September 2012 and 110 East 42nd Street in May 2011, which, in aggregate, contributed

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

$11.7 million and $1.4 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$1.0	$0.5	$0.5	100.0%
Investment and other income	15.3	7.2	8.1	112.5

Total	$16.3	$7.7	$8.6	111.7%

        The increase in equity in net income of unconsolidated joint venture was due to higher net income contribution during the period prior to the sale of One Court Square in July 2012.

        The increase in investment and other income was primarily related to the additional income earned from the preferred equity investments transferred to us by SL Green in September 2012 ($9.5 million) and our share of real estate tax refunds ($1.7 million) from four of our properties. This increase was partially offset by a reduction in lease buyout income ($0.3 million) and additional income recognized in 2011 upon sale of a debt investment ($3.1 million).

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Operating expenses	$118.5	$118.3	$0.2	0.2%
Real estate taxes	90.2	83.8	6.4	7.6
Ground rent	17.1	14.5	2.6	17.9

Total	$225.8	$216.6	$9.2	4.2%

        The increase in property operating expenses was primarily due to higher real estate taxes ($6.3 million), ground rent ($2.5 million), payroll costs ($1.5 million), management fee and allocated expenses ($0.6 million), contract maintenance expenses ($0.7 million) and insurance costs ($0.2 million). This increase was partially offset by lower utility costs ($2.7 million) and repairs and maintenance ($0.4 million). Also contributing to the overall increase was the acquisition of 304 Park Avenue South in June 2012, 641 Sixth Avenue in September 2012 and 110 East 42nd in May 2011, which had, in aggregate, $2.7 million in operating expenses and $2.0 million in real estate taxes during the year ended December 31, 2012. The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

Other Expenses (in millions)	2012	2011	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$114.3	$84.3	$30.0	35.6%
Loan loss reserves, net of recoveries	(0.5)	(2.4)	1.9	79.2
Depreciation and amortization expense	143.0	132.3	10.7	8.1
Transaction related costs	1.9	0.2	1.7	850.0
Marketing, general and administrative expense	0.3	0.3	—	—

Total	$259.0	$214.7	$44.3	20.6%

        The increase in interest expense, net of interest income, was primarily due to the issuances of $250.0 million aggregate principal amount of 5.00% senior notes due 2018 in August 2011 and $200.0 million aggregate principal amount of 4.50% senior notes due 2022 in November 2012, and our, SL Green's and the Operating Partnership's

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

entry into a new $1.5 billion revolving credit facility in November 2011, which was later replaced with a $1.6 billion credit facility in November 2012, as well as the refinancing of 919 Third Avenue in June 2011.

        Loan loss reserves, net of recoveries, was attributable to the partial recovery of reserves upon sale of debt investments in March 2012 and February 2011 which was reduced by a $0.7 million reserve recorded in 2011. No loan loss reserves were recorded in 2012.

        The increase in depreciation and amortization expense was attributable to the depreciation on newly acquired properties including 304 Park Avenue South ($3.1 million) in June 2012, 635-641 Sixth Avenue ($2.6 million) in September 2012 and 110 East 42nd Street ($1.2 million) in May 2011 as well as an increase in capital expenditures at the properties in the ROP portfolio.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

        The following section compares the results of operations for the year ended December 31, 2011 to the year ended December 31, 2010 for the 30 consolidated properties owned by ROP:

Rental Revenues (in millions)	2011	2010	$ Change	% Change
	As Adjusted	As Adjusted
Rental revenue	$421.5	$406.2	$15.3	3.8%
Escalation and reimbursement revenue	72.9	71.5	1.4	2.0

Total	$494.4	$477.7	$16.7	3.5%

        Occupancy for our Manhattan portfolio was 95.5% at December 31, 2011 compared to 93.3% at December 31, 2010. Occupancy for our Suburban portfolio was 80.7% at December 31, 2011 compared to 80.2% at December 31, 2010.

        At December 31, 2011, excluding the impact of the three properties transferred in December 2012, approximately 3.0% and 7.0% of the space leased at our consolidated Manhattan and Suburban properties, respectively, was expected to expire during 2012. We estimated that the current market rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 10.8% higher and 4.2% lower, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 9.6% higher and 0.4% lower, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

        The increase in rental revenues was also due to the transfer of 110 East 42nd Street to us by SL Green, which contributed $3.3 million and $0.4 million of the total increase in rental and escalation and reimbursement revenues, respectively. The property was acquired by SL Green in May 2011.

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
	As Adjusted	As Adjusted
Equity in net income of unconsolidated joint venture	$0.5	$0.7	$(0.2)	(28.6)%
Investment and other income	7.2	12.4	(5.2)	(41.9)

Total	$7.7	$13.1	$(5.4)	(41.2)%

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Our joint venture at One Court Square was net leased to a single tenant until 2020. In April 2010, as part of a lease amendment, the tenant waived its rights to all of its cancellation options in return for a reduction in its rent.

        The decrease in investment and other income was primarily related to a reduction in lease buyout income ($4.3 million), investment income ($1.2 million), as well as the receipt of real estate and other tax refunds in 2010 ($1.9 million). This was partially offset by additional income we recognized in 2011 upon the sale of a debt investment ($3.1 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
	As Adjusted	As Adjusted
Operating expenses	$118.3	$112.5	$5.8	5.2%
Real estate taxes	83.8	81.2	2.6	3.2
Ground rent	14.5	14.6	(0.1)	(0.7)

Total	$216.6	$208.3	$8.3	4.0%

        The increase in property operating expenses was primarily due to higher real estate taxes ($2.6 million), repairs and maintenance ($2.3 million), condominium fees ($1.2 million), payroll costs ($1.4 million), cleaning expenses ($0.8 million) and contract maintenance expenses ($0.5 million) which were partially offset by a decrease in insurance costs ($0.8 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates.

        The increase in property operating expenses was also attributable to the transfer of 110 East 42nd Street to us by SL Green, which contributed increases in operating expenses and real estate taxes of $2.4 million and $0.9 million, respectively. The property was acquired by SL Green in May 2011.

Other Expenses (in millions)	2011	2010	$ Change	% Change
	As Adjusted	As Adjusted
Interest expense, net of interest income	$84.3	$71.5	$12.8	17.9%
Loan loss reserves, net of recoveries	(2.4)	—	(2.4)	(100.0)
Depreciation and amortization expense	132.3	124.7	7.6	6.1
Transaction related costs	0.2	—	0.2	100.0
Marketing, general and administrative expense	0.3	0.5	(0.2)	(40.0)

Total	$214.7	$196.7	$18.0	9.2%

        The increase in interest expense, net of interest income, was primarily due to the issuance of $250.0 million aggregate principal amount of 5% notes in August 2011, refinancing of 919 Third Avenue in June 2011 and assumption of 110 East 42nd Street mortgage in May 2011 as a result of its acquisition. In addition, we, SL Green and the Operating Partnership entered into a new $1.5 billion revolving credit facility in November 2011, which had an interest rate of 150 basis points over the 30-day LIBOR at December 31, 2011.

        The decrease in loan loss reserves, net of recoveries, is due to the partial recovery of a reserve for $3.1 million upon the sale of a debt investment in February 2011 which was reduced by a $0.7 million reserve recorded in 2011. No loan loss reserves were recorded in 2010.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The increase in depreciation and amortization expense is attributable to the depreciation on 110 East 42nd Street ($1.4 million), which was acquired in May 2011 by SL Green, prior to its transfer to us, as well as an increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

        On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

        We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and debt and preferred equity investments will include:

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2012 credit facility;

  (4)
  Other forms of secured or unsecured financing;

  (5)
  Net proceeds from divestitures of properties and redemptions, participations and dispositions of preferred equity investments; and

  (6)
  Proceeds from debt offerings by us.

        Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our debt and preferred equity investment program will continue to serve as a source of capital.

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

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        Cash and cash equivalents were $34.0 million and $26.6 million at December 31, 2012 and 2011, respectively, representing an increase of $7.4 million. The increase was a result of the following changes in cash flows (in thousands):

	Years ended December 31,
	2012	2011	Increase (Decrease)
	As Adjusted
Net cash provided by operating activities	$148,890	$136,364	$12,526
Net cash used in investing activities	$(274,995)	$(26,549)	$(248,446)
Net cash provided by (used in) financing activities	$133,495	$(107,619)	$241,114

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At December 31, 2012, our portfolio was 91.4% occupied. Following the transfer of $324.9 million of preferred equity investments from SL Green to us in September 2012, these preferred investments will also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria. During the year ended December 31, 2012, when compared to the year ended December 31, 2011, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(274,316)
Capital expenditures and capitalized interest	8,373
Net proceeds from sale of joint venture interest	44,297
Distributions from joint venture	(617)
Debt and preferred equity and other investments	(31,916)
Restricted cash—capital improvements	5,733

Increase in net cash used in investing activities	$(248,446)

        Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $51.4 million for the year ended December 31, 2011 compared to $43.1 million for the year ended December 31, 2012. The increased capital expenditures relate primarily to costs incurred in connection with redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

        We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes, and asset sales. During the year ended December 31, 2012, when compared to the year ended December 31, 2011, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(1,364,148)
Proceeds from debt obligations	651,937
Contributions from common unitholder	1,232,886
Distributions to common unitholder and noncontrolling interests	(296,374)
Deferred loan costs	16,813

Increase in cash provided by financing activities	$241,114

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Capitalization

        All of our issued and outstanding Class A common units are owned by WAGP or the Operating Partnership.

Corporate Indebtedness

2012 Credit Facility

        In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our current lenders and other financial institutions. The term loan facility matures on March 30, 2018.

        The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At December 31, 2012, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of December 31, 2012, the facility fee was 30 basis points. At December 31, 2012, we had approximately $79.5 million of outstanding letters of credit, $70.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the 2012 credit facility.

        We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

        The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

        The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long-term indebtedness, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2012 and 2011, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2012 Unpaid Principal Balance	December 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$98,578	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,165	274,804	6.00%	6.02%	10	March 31, 2016
August 5, 2011(3)	250,000	249,620	249,565	5.00%	5.03%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	—	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	657	4.00%	4.00%	20	June 15, 2025

	$1,031,213	$1,030,690	$873,604

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(3)
We, SL Green and the Operating Partnership are co-obligors.

(4)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

        ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

        The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2012 and 2011, we were in compliance with all such covenants.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $4.4 million.

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

        Approximately $1.6 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of December 31, 2012 was based on LIBOR plus a spread ranging from 145 basis points to 165 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgage note and other loans payable, our 2012 credit facility and senior unsecured notes (net of discount), including extension options, estimated interest expense (based on interest rates in effect), and our obligations under our capital lease and ground leases, as of December 31, 2011 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgage and other loans payable	$—	$23	$—	$4,116	$7,056	$538,828	$550,023
Revolving credit facility	—	—	—	—	—	70,000	70,000
Term loan and senior unsecured notes	—	75,898	7	255,165	—	1,099,620	1,430,690
Capital leases	1,555	1,555	1,593	1,707	1,707	40,644	48,761
Ground leases	17,274	17,274	17,500	17,954	17,954	1,231,425	1,319,381
Estimated interest expense	99,383	97,153	94,923	87,138	79,173	237,874	695,644

Total	$118,212	$191,903	$114,023	$366,080	$105,890	$3,218,391	$4,114,499

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 4, "Debt and Preferred Equity Investments," in the accompanying financial statements.

Capital Expenditures

        We estimate that for the year ending December 31, 2013, we expect to incur approximately $61.0 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties. We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.

        Thereafter, we expect our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales and additional debt issuances.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the affiliate approximately $3.4 million, $2.3 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We paid Alliance approximately $5.3 million, $4.7 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $7.0 million, $6.3 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Insurance

        SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of December 31, 2012, the first property portfolio maintains a blanket limit of $775.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $750.0.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

        In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

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

  •
  NBCR: Belmont has acted as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on SL Green's entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence and $30 million aggregate environmental liability policy covering the entire portfolio.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

        We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $4.7 million, $4.5 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Accounting Standards Updates

        The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies—Accounting Standards Updates" in the accompanying consolidated financial statements.

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

        Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

  •
  the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

  •
  dependence upon certain geographic markets;

  •
  risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

  •
  risks relating to debt and preferred equity investments;

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

        Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green's Annual Report on Form 10-K for the year ended December 31, 2012 contain additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents the principal cash flows based upon maturity dates of our debt obligations and preferred equity investments and the related weighted-average interest rates by expected maturity date, including as-of-right extension options, as of December 31, 2012 (amounts in thousands):

	Long-Term Debt				Preferred Equity Investments(1)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2013	$—	5.67%	$—	1.84%	$—	—%
2014	75,921	5.67	—	1.84	311,749	10.3
2015	7	5.68	—	1.84	—	—
2016	259,281	5.66	—	1.84	19,136	10.9
2017	7,056	5.65	—	1.84	10,000	8.6
Thereafter	1,268,448	5.24	440,000	1.84	—	—

Total	$1,610,713	5.43%	$440,000	1.84%	$340,885	10.3%

Fair Value	$1,776,057		$435,205

(1)
Our debt and preferred equity investments had an estimated fair value ranging between $300.0 million and $400.0 million at December 31, 2012.

        The table below lists all of our derivative instruments, which are hedging variable rate debt and their related fair value as of December 31, 2012 (amounts in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Revolving credit facility	LIBOR	30,000	2.295%	7/2010	6/2016	$(1,881)

Total Consolidated Hedges							$(1,881)

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

PART II

Report of Independent Registered Public Accounting Firm

To the Partners of Reckson Operating Partnership, L.P.

        We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, the consolidated financial statements for all prior years have been retrospectively adjusted to reflect the transfer of three properties in December 2012 to the Company from the Company's indirect parent, SL Green Realty Corp.

/s/ Ernst & Young LLP

New York, New York
March 19, 2013

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2012	December 31, 2011
		As Adjusted
Assets
Commercial real estate properties, at cost:
Land and land interests	$954,731	$829,914
Building and improvements	3,646,736	3,424,028
Building leasehold and improvements	782,260	782,260
Property under capital lease	12,208	12,208

	5,395,935	5,048,410
Less: accumulated depreciation	(742,659)	(613,543)

	4,653,276	4,434,867
Cash and cash equivalents	34,035	26,645
Restricted cash	21,074	23,491
Tenant and other receivables, net of allowance of $7,308 and $4,667 in 2012 and 2011, respectively	13,147	13,003
Deferred rents receivable, net of allowance of $16,501 and $15,942 in 2012 and 2011, respectively	150,535	132,846
Debt and preferred equity investments, net of allowance of $8,125 in 2011	340,885	600
Investment in unconsolidated joint venture	—	41,913
Deferred costs, net of accumulated amortization of $40,303 and $27,413 in 2012 and 2011, respectively	91,400	89,426
Other assets	94,210	93,607

Total assets	$5,398,562	$4,856,398

Liabilities
Mortgage note and other loans payable	$550,023	$721,590
Revolving credit facility	70,000	350,000
Term loan and senior unsecured notes	1,430,690	873,604
Accrued interest payable and other liabilities	25,366	18,254
Accounts payable and accrued expenses	50,692	43,130
Deferred revenue	176,120	194,850
Capitalized lease obligation	17,186	17,112
Deferred land lease payable	20,566	18,396
Security deposits	18,411	17,628

Total liabilities	2,359,054	2,254,564

Commitments and contingencies	—	—
Capital
General partner capital	2,686,766	2,242,844
Limited partner capital	—	—
Accumulated other comprehensive loss	(4,925)	(5,117)

Total ROP partner's capital	2,681,841	2,237,727
Noncontrolling interests in other partnerships	357,667	364,107

Total capital	3,039,508	2,601,834

Total liabilities and capital	$5,398,562	$4,856,398

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income and Comprehensive Income

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Revenues
Rental revenue, net	$436,965	$421,475	$406,237
Escalation and reimbursement	76,509	72,892	71,504
Investment and preferred equity income	9,497	3,077	1,231
Other income	5,838	4,113	11,163

Total revenues	528,809	501,557	490,135

Expenses
Operating expenses, including $15,573 (2012), $15,520 (2011) and $17,342 (2010) paid to related parties	118,549	118,326	112,517
Real estate taxes	90,174	83,838	81,214
Ground rent	17,098	14,549	14,600
Interest expense, net of interest income	108,566	82,422	70,827
Amortization of deferred financing costs	5,712	1,837	684
Depreciation and amortization	142,957	132,251	124,677
Loan loss reserves, net of recoveries	(472)	(2,425)	—
Transaction related costs	1,943	243	24
Marketing, general and administrative	339	346	493

Total expenses	484,866	431,387	405,036

Income from continuing operations before equity in net income from unconsolidated joint venture, equity in net income on sale of interest in unconsolidated joint venture, depreciable real estate reserves, loss on early extinguishment of debt and noncontrolling interests	43,943	70,170	85,099
Equity in net income from unconsolidated joint venture	966	497	711
Equity in net gain on sale of interest in unconsolidated joint venture	1,001	—	—
Depreciable real estate reserves	—	(5,789)	—
Loss on early extinguishment of debt	(6,904)	—	(1,202)

Net income	39,006	64,878	84,608
Net income attributable to noncontrolling interests in other partnerships	(6,013)	(9,886)	(13,682)

Net income attributable to ROP common unitholder	$32,993	$54,992	$70,926

Other comprehensive income (loss)
Unrealized gain (loss) on derivative instruments	192	(5,117)	—

Comprehensive income attributable to ROP common unitholder	$33,185	$49,875	$70,926

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Capital

(Amounts in thousands)

	General Partners' Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2009, As Adjusted	$2,934,380	$496,798	$—	$3,431,178
Contributions	824,028	—	—	824,028
Distributions	(928,185)	(13,078)	—	(941,263)
Net income	70,926	13,682	—	84,608

Balance at December 31, 2010, As Adjusted	2,901,149	497,402	—	3,398,551
Contributions	823,171	—	—	823,171
Distributions	(1,536,468)	(143,181)	—	(1,679,649)
Net income	54,992	9,886	—	64,878
Other comprehensive loss	—	—	(5,117)	(5,117)

Balance at December 31, 2011, As Adjusted	2,242,844	364,107	(5,117)	2,601,834
Contributions	2,374,499		—	2,374,499
Distributions	(1,963,570)	(12,453)	—	(1,976,023)
Net income	32,993	6,013	—	39,006
Other comprehensive income	—	—	192	192

Balance at December 31, 2012	$2,686,766	$357,667	$(4,925)	$3,039,508

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Years Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Operating Activities
Net income	$39,006	$64,878	$84,608
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,669	134,088	125,361
Equity in net gain on sale of interest in unconsolidated joint venture	(1,001)	—	—
Equity in net income from unconsolidated joint venture	(966)	(497)	(711)
Distributions of cumulative earnings from unconsolidated joint venture	444	497	711
Loss on early extinguishment of debt	6,904	—	1,202
Loan loss reserves, net of recoveries	(472)	(2,425)	—
Depreciable real estate reserves	—	5,789	—
Deferred rents receivable	(18,821)	(27,020)	(27,683)
Other non-cash adjustments	(20,519)	(20,487)	(23,416)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,787)	(3,300)	(704)
Tenant and other receivables	(2,945)	(993)	(758)
Deferred lease costs	(9,235)	(13,306)	(15,109)
Other assets	(826)	(2,773)	107
Accounts payable, accrued expenses and other liabilities	7,884	3,086	(37)
Deferred revenue and land lease payable	2,555	(1,173)	(5,561)

Net cash provided by operating activities	148,890	136,364	138,010

Investing Activities
Acquisitions of real estate property	(277,060)	(2,744)	—
Additions to land, buildings and improvements	(43,072)	(51,445)	(50,077)
Restricted cash—capital improvements	4,204	(1,529)	4,319
Distributions in excess of cumulative earnings from unconsolidated joint venture	152	769	2,842
Net proceeds from disposition of joint venture interest	44,297	—	—
Debt and preferred equity and other investments, net of repayments/participations	(3,516)	28,400	1,300

Net cash used in investing activities	(274,995)	(26,549)	(41,616)

Financing Activities
Proceeds from mortgage note and other loans payable	—	500,000	—
Repayments of mortgage note and other loans payable	(192,980)	(222,293)	(16,172)
Proceeds from revolving credit facility and senior unsecured notes	1,751,480	599,543	250,000
Repayments of revolving credit facility and senior unsecured notes	(1,478,284)	(84,823)	(205,859)
Contributions from common unitholder	2,037,115	804,229	824,028
Distributions to noncontrolling interests in other partnerships	(12,453)	(143,181)	(13,078)
Distributions to common unitholder	(1,963,570)	(1,536,468)	(928,185)
Deferred loan costs and capitalized lease obligation	(7,813)	(24,626)	(4,709)

Net cash provided by (used in) financing activities	133,495	(107,619)	(93,975)

Net increase in cash and cash equivalents	7,390	2,196	2,419
Cash and cash equivalents at beginning of year	26,645	24,449	22,030

Cash and cash equivalents at end of year	$34,035	$26,645	$24,449

Supplemental Cash Flow Disclosure
Interest paid	$107,902	$78,693	$69,458

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2012

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

        In connection with the closing of our 2011 revolving credit facility and new 2012 credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.

        On September 30, 2012, SL Green transferred $324.9 million of its preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance, these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Organization and Basis of Presentation (Continued)

York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	13	7,201,400	96.0%
Suburban	Consolidated properties	17	2,785,500	79.5%

		30	9,986,900	91.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        At December 31, 2012, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2012, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.1 million. As of December 31, 2012, we also held preferred equity investments with a book value of $340.9 million.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments. See Note 4, "Debt and Preferred Equity Investments" and Note 5, "Investments in Unconsolidated Joint Venture." ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated.

        We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

Investment in Commercial Real Estate Properties

        Real estate properties are presented at cost less accumulated depreciation and amortization. Costs directly related to the development or redevelopment of properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Property under capital lease	remaining lease term
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

        Depreciation expense (including amortization of capital lease asset) amounted to approximately $130.3 million, $124.0 million and $118.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of our equity investment. These charges are included in depreciable real estate reserves in the consolidated statements of income and comprehensive income. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2012 and December 31, 2011, respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

        A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the consolidated statements of income and comprehensive income from the date of acquisition.

        FASB guidance requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition- related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. As such, we expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.

        We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases is amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

        We recognized increases of approximately $20.2 million, $22.5 million and $22.4 million in rental revenue for the years ended December 31, 2012, 2011 and 2010, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized an increase (reduction) in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.7 million, $(1.2) million and $(1.8) million for the years ended December 31, 2012, 2011 and 2010, respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$199,845	$181,028
Accumulated amortization	(125,009)	(104,441)

Net	$74,836	$76,587

Identified intangible liabilities (included in deferred revenue):
Gross amount	$399,088	$384,141
Accumulated amortization	(227,637)	(190,995)

Net	$171,451	$193,146

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue or depreciation expense), for each of the five succeeding years is as follows (amounts in thousands):

2013	$11,419
2014	7,824
2015	6,362
2016	6,314
2017	6,290

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (amounts in thousands):

2013	$5,917
2014	4,651
2015	3,982
2016	2,832
2017	2,010

Investment in Unconsolidated Joint Ventures

        We account for our investment in the unconsolidated joint venture under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5, "Investment in Unconsolidated Joint Venture."

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

owner of tenant improvements for accounting purposes, management records the amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, management records amounts reimbursed by tenants as reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheet is net of such allowance.

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

        Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

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

        Interest income on debt and preferred equity investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income and principal becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

        If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount.

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

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We recorded loan loss reserves of zero, $0.7 million and zero in loan loss reserves or charge offs during the years ended December 31, 2012, 2011 and 2010, respectively, on investments held to maturity. We recorded $0.5 million, $3.1 million and zero in recoveries during the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the sale of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of income and comprehensive income.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

Earnings per Unit

        Earnings per unit was not computed in 2012, 2011 and 2010 as there were no outstanding common units held by third parties at December 31, 2012, 2011 and 2010.

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Exchangeable Debt Instruments

        The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense is capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

        We determine impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs. We determined the valuation allowance for loan losses based on Level 3 inputs. See Note 4, "Debt and Preferred Equity Investments."

        We use the following methods and assumptions in estimating fair value disclosures for financial instruments:

  •
  Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities: The carrying amount of cash and cash equivalents, restricted cash, accounts

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

    receivable, accounts payable and accrued expenses, and other assets and liabilities reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

  •
  Debt and preferred equity investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See "Reserve for Possible Credit Losses" below regarding valuation allowances for loan losses.

  •
  Derivative instruments:  The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

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

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 4, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut. The tenants located in our buildings operate in various industries. Other than two tenants who accounted for approximately 5.0% and 3.2% of our annualized cash rent, no other tenant in the portfolio accounted for more than 2.9% of our annualized cash rent at December 31, 2012. Approximately 18%, 10%, 10%, 9% and 9% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, respectively, for the year ended December 31, 2012.

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

        In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance is effective for calendar year-end public companies in 2013 beginning in the first quarter and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

3. Property Acquisitions

        In September 2012, we acquired the aggregate 267,000 square foot (unaudited) office buildings located at 635 and 641 Sixth Avenue for $173.0 million.

        In June 2012, we acquired a 215,000 square foot (unaudited) office building located at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest in the Operating Partnership.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Property Acquisitions (Continued)

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

	635 and 641 Sixth Avenue	304 Park Avenue South
Land	$69,848	$54,189
Building	104,474	75,619
Above market lease value	—	2,824
Acquired in-place leases	7,727	8,265
Other assets, net of other liabilities	—	—

Assets acquired	182,049	140,897

Below market lease value	9,049	5,897

Liabilities assumed	9,049	5,897

Purchase price allocation	$173,000	$135,000

Net consideration funded by us at closing	$173,000	$135,000

Equity and/or debt investment held	$—	$—

Debt assumed	$—	$—

4. Debt and Preferred Equity Investments

        As of December 31, 2012 and 2011, we held the following debt and preferred equity investments, with an aggregate weighted average current yield of approximately 10.12% at December 31, 2012 (amounts in thousands):

Type	December 31, 2012 Senior Financing	December 31, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$480,000	$100,831	$—	July 2014
Preferred equity	70,000	10,000	—	October 2014
Preferred equity(1)(2)	57,087	19,136	—	April 2016
Preferred equity(1)	926,260	210,918	—	July 2016
Debt investment(3)	—	—	8,725	—
Loan loss reserve(3)	—	—	(8,125)	—

	$1,533,347	$340,885	$600

(1)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)
As of December 31, 2012, we are committed to fund an additional $6.5 million on this loan.

(3)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

4. Debt and Preferred Equity Investments (Continued)

        At December 31, 2012 and 2011, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

5. Investment in Unconsolidated Joint Venture

        In May 2005, we acquired a 1.4 million square foot, 50-story, Class A office tower located at One Court Square, Long Island City, New York, for approximately $471.0 million, inclusive of transfer taxes and transactional costs. One Court Square is 100% leased to the seller, Citibank N.A., under a 15-year net lease. On November 30, 2005, we sold a 70% joint venture interest in One Court Square to certain institutional funds advised by JPMorgan Investment Management, or the JPM Investors, for approximately $329.7 million, including the assumption of $220.5 million of the property's mortgage debt. The operating agreement of the Court Square Joint Venture required approvals from members on certain decisions including annual budgets, sale of the property, refinancing of the property's mortgage debt and material renovations to the property. In addition, the members each had the right to recommend the sale of the property, subject to the terms of the mortgage debt, and to dissolve the Court Square Joint Venture. We also provided a detailed monthly reporting package to the JPM Investors. We had concluded that the JPM Investors had substantive participating rights in the ordinary course of the Court Square Joint Venture's business that result in shared power of the activities that most significantly impact the performance of the joint venture. We accounted for the Court Square Joint Venture under the equity method of accounting.

        In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. In July 2012, the property was sold for $481.1 million, which included the assumption of $315.0 million of existing debt by the purchaser. We recognized a gain of $1.0 million on sale of this property.

6. Mortgage Note and Other Loans Payable

        The first mortgage note and other loans payable collateralized by the property, assignment of leases and investment at December 31, 2012 and 2011, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2012	December 31, 2011
609 Partners, LLC(2)	5.00%	7/2014	$23	$31,721
Other loan payable(3)	8.00%	9/2019	50,000	—
919 Third Avenue New York, NY(4)	5.12%	6/2023	500,000	500,000
609 Fifth Avenue(5)	—	—	—	94,963
673 First Avenue(6)	—	—	—	29,906
110 East 42nd Street(7)	—	—	—	65,000

			$550,023	$721,590

(1)
Effective weighted average interest rate for the year ended December 31, 2012.

(2)
As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E preferred units, or the Series E units, with a liquidation of $1.00 per unit. As of December 31, 2012, 63.8 million Series E units had been redeemed.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Mortgage Note and Other Loans Payable (Continued)

(3)
This loan is secured by a portion of a preferred equity investment.

(4)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.6 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(5)
In December 2012, we repaid the $93.3 million loan, which bore interest at a fixed of 5.85% per annum and was scheduled to mature in October 2013. We recognized a loss from early extinguishment of debt of approximately $3.1 million consisting mainly of prepayment penalty.

(6)
In November 2012, we repaid the $29.1 million mortgage loan, which bore interest at a fixed rate of 5.67% per annum and was scheduled to mature in February 2013. There was no prepayment penalty

(7)
Prior to transfer of this property to us, the Operating Partnership took control of this property in May 2011 and assumed the mortgage as part of the transaction. This loan consists of a $65.0 million A-tranche and an $18.1 million B-tranche which was owed to us. The B-tranche does not accrue interest and is due only under certain circumstances as described in the loan agreement. In December 2012, we repaid the $65.0 million mortgage loan, which bore interest at a fixed rate of 5.81% per annum and was scheduled to mature in July 2017. There was no prepayment penalty.

        At December 31, 2012, the gross book value of the property and investment collateralizing the mortgage note and other loans payable was approximately $1.3 billion.

7. Corporate Indebtedness

2012 Credit Facility

        In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our current lenders and other financial institutions. The term loan facility matures on March 30, 2018.

        The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At December 31, 2012, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of December 31, 2012, the facility fee was 30 basis points. At December 31, 2012, we had approximately $79.5 million of outstanding letters of credit, $70.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the 2012 credit facility.

        We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

        The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

7. Corporate Indebtedness (Continued)

2011 Revolving Credit Facility

        The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long-term indebtedness, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2012 and 2011, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2012 Unpaid Principal Balance	December 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$98,578	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,165	274,804	6.00%	6.02%	10	March 31, 2016
August 5, 2011(3)	250,000	249,620	249,565	5.00%	5.03%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	—	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	657	4.00%	4.00%	20	June 15, 2025

	$1,031,213	$1,030,690	$873,604

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(3)
We, SL Green and the Operating Partnership are co-obligors.

(4)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

        ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

        The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

7. Corporate Indebtedness (Continued)

investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2012 and 2011, we were in compliance with all such covenants.

Principal Maturities

        Combined aggregate principal maturities of mortgage and other loans payable, 2012 credit facility and senior unsecured notes as of December 31, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term loan and Senior Unsecured Notes	Total
2013	$—	$—	$—	$—	$—
2014	—	23	—	75,898	75,921
2015	—	—	—	7	7
2016	4,116	—	—	255,165	259,281
2017	7,056	—	—	—	7,056
Thereafter	38,220	500,608	70,000	1,099,620	1,708,448

	$49,392	$500,631	$70,000	$1,430,690	$2,050,713

        Consolidated interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Interest expense	$108,634	$82,516	$70,965
Interest income	(68)	(94)	(138)

Interest expense, net	$108,566	$82,422	$70,827

Interest capitalized	$—	$—	$—

8. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies, as discussed in Note 2, "Significant Accounting Policies." Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Fair Value of Financial Instruments (Continued)

financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note and other loans payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.8 billion, compared to the book value of the related fixed rate debt of approximately $1.6 billion at December 31, 2012. Our floating rate debt, inclusive of our 2012 credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $435.2 million, compared to the book value of related floating rate debt of approximately $440.0 million at December 31, 2012. Our preferred equity investments had an estimated fair value ranging between $300.0 million and $400.0 million, compared to the book value of related preferred equity investments of approximately $340.9 million at December 31, 2012 based on Level 3 inputs.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Rental Income

        We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2013 to 2030. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2012 for the consolidated properties, including consolidated joint venture properties, are as follows (amounts in thousands):

Year	Consolidated Properties
2013	$415,979
2014	400,077
2015	384,182
2016	358,766
2017	323,224
Thereafter	1,510,576

$3,392,804

10. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

10. Related Party Transactions (Continued)

to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the affiliate approximately $3.4 million, $2.3 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. We paid Alliance approximately $5.3 million, $4.7 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

        Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $7.0 million, $6.3 million and $6.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Insurance

        We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $4.7 million, $4.5 million and $5.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

11. Capital

        Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

        Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

12. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and September 28, 2012, the actuary certified that for the plan years beginning July 1, 2011 and July 1, 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

12. Benefit Plans (Continued)

trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the Pension Plan received contributions from employers totaling $212.7 million, $201.3 million and $193.3 million, respectively.

        The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended December 31, 2012, 2011 and 2010, the Health Plan received contributions from employers totaling $893.3 million, $843.2 million and $770.8 million, respectively.

        Contributions we made to the multi-employer plans for the years ended December 31, 2012, 2011 and 2010 are included in the table below (amounts in thousands):

	Years Ended December 31,
Benefit Plan	2012	2011	2010
		As Adjusted	As Adjusted
Pension Plan	$1,004	$975	$828
Health Plan	3,165	2,933	2,650
Other plans	2,431	2,465	2,260

Total plan contributions	$6,600	$6,373	$5,738

13. Commitments and Contingencies

        We are not presently involved in any material litigation nor, to our knowledge, any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $6.9 million annually) with a term expiration of 2020 and with an option to renew for an additional 23 years.

        The property located at 461 Fifth Avenue operates under a ground lease (approximately $2.1 million annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Commitments and Contingencies (Continued)

        The property located at 673 First Avenue, which was transferred to ROP at December 31, 2012, has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease. The initial lease term was 49 years with an option for an additional 25 years. In November 2012, the lease was extended to August 2087, an additional 50 years past its scheduled 2037 expiration date, with an effective date of September 2012. We continue to lease the property located at 673 First Avenue, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $6.3 million and $6.0 million at December 31, 2012 and 2011, respectively.

        The following is a schedule of future minimum lease payments under capital lease and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2012 (amounts in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2013	$1,555	$17,274
2014	1,555	17,274
2015	1,593	17,500
2016	1,707	17,954
2017	1,707	17,954
Thereafter	40,644	1,231,425

Total minimum lease payments	48,761	$1,319,381

Less amount representing interest	(31,575)

Present value of net minimum lease payment	$17,186

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

15. Segment Information

        We are engaged in acquiring, owning, managing and leasing commercial office properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County and Connecticut. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

15. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2012, 2011 and 2010 and selected asset information as of December 31, 2012 and 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Year ended December 31, 2012	$519,312	$9,497	$528,809
Year ended December 31, 2011, As Adjusted	498,480	3,077	501,557
Year ended December 31, 2010, As Adjusted	488,904	1,231	490,135
Income from continuing operations:
Year ended December 31, 2012	$30,646	$8,360	$39,006
Year ended December 31, 2011, As Adjusted	59,438	5,440	64,878
Year ended December 31, 2010, As Adjusted	83,707	901	84,608
Total assets
As of:
December 31, 2012	$5,057,563	$340,999	$5,398,562
December 31, 2011	4,855,798	600	4,856,398

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense and provision for loan losses for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses and transaction related costs to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

        The table below reconciles income from continuing operations to net income attributable to common unitholder for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
		As Adjusted	As Adjusted
Income from continuing operations	$39,006	$64,878	$84,608
Net loss from discontinued operations	—	—	—

Net income	39,006	64,878	84,608
Net income attributable to noncontrolling interests in other partnerships	(6,013)	(9,886)	(13,682)

Net income attributable to ROP common unitholder	$32,993	$54,992	$70,926

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

16. Financial Instruments: Derivatives and Hedging

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

        Accumulated other comprehensive loss at December 31, 2012 consists of approximately $3.1 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

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

        The following table presents the effect of our derivative financial instruments on the consolidated statements of income and comprehensive income as of December 31, 2012, 2011 and 2010 (amounts in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,			Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Year Ended December 31,			Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Year Ended December 31,
Designation\Cash Flow	Derivative	2012	2011	2010	2012	2011	2010	2012	2011	2010
Qualifying	Interest Rate Swaps/Caps	$(794)	$(5,924)	—	$(986)	$(807)	—	$(3)	$(16)	—
Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—	—	—	—

17. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (amounts in thousands):

	Years ended December 31,
	2012	2011
Tenant improvements and capital expenditures payable	$619	$2,646
Deferred leasing payable	1,332	1,813
Change in fair value of hedge	192	1,716
Transfer of treasury lock hedge	—	3,591
Contributions from common unitholder	33,090	—
Transfer of commercial real estate property, net	—	77,667
Transfer of preferred equity investments	324,858	15,697
Transfer of mortgage note and other loans payable	50,023	65,000
Redemption of Series E units	31,698	—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

18. Quarterly Financial Data (unaudited)

        The quarterly results of operations of the Company for the years ended December 31, 2012 and 2011, which have been updated to reflect the properties transferred to us by SL Green, are as follows (amounts in thousands):

2012 Quarter Ended	December 31	September 30	June 30	March 31
		As Adjusted	As Adjusted	As Adjusted
Total revenues	$142,917	$131,584	$127,476	$126,832

Income from continuing operations before loss on extinguishment of debt, equity in net loss (gain) on sale of interest in unconsolidated joint venture, equity in net income from unconsolidated joint venture and noncontrolling interests	$12,917	$11,282	$11,006	$8,738
Loss on extinguishment of debt	(6,904)	—	—	—
Equity in net loss (gain) on sale of interest in unconsolidated joint venture	(10)	(4,778)	5,789	—
Equity in net income from unconsolidated joint venture	(3)	183	660	126

Net income	6,000	6,687	17,455	8,864
Net income attributable to noncontrolling interests in other partnerships	(1,385)	(1,188)	(2,067)	(1,373)

Net income attributable to ROP common unitholder	$4,615	$5,499	$15,388	$7,491

2011 Quarter Ended	December 31	September 30	June 30	March 31
	As Adjusted	As Adjusted	As Adjusted	As Adjusted
Total revenues	$125,657	$123,289	$123,557	$129,054

Income from continuing operations before depreciable real estate reserves, equity in net income from unconsolidated joint venture and noncontrolling interests	$10,469	$11,520	$19,318	$28,863
Depreciable real estate reserves	(5,789)	—	—	—
Equity in net income from unconsolidated joint venture	99	119	133	146

Net income	4,779	11,639	19,451	29,009
Net income attributable to noncontrolling interests in other partnerships	(1,504)	(1,653)	(3,176)	(3,553)

Net income attributable to ROP common unitholder	$3,275	$9,986	$16,275	$25,456

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2012
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2012
Tenant and other receivables—allowance	$4,667	2,805	(164)	$7,308
Deferred rent receivable—allowance	15,942	1,131	(572)	16,501
Year Ended December 31, 2011, As Adjusted
Tenant and other receivables—allowance	$5,074	632	(1,039)	$4,667
Deferred rent receivable—allowance	13,002	3,290	(350)	15,942
Year Ended December 31, 2010, As Adjusted
Tenant and other receivables—allowance	$4,440	1,522	(888)	$5,074
Deferred rent receivable—allowance	10,872	2,719	(589)	13,002

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$39,315	$114,077	$515,701	$629,778	$83,226	1970	1/2007	Various
461 Fifth Avenue(1)(6)	—	—	62,695	—	6,738	—	69,433	69,433	17,444	1988	10/2003	Various
750 Third Avenue(1)(6)	—	51,093	205,972	—	30,120	51,093	236,092	287,185	54,689	1958	7/2004	Various
919 Third Avenue(1)(4)	500,000	223,529	1,033,198	—	8,084	223,529	1,041,282	1,264,811	160,004	1970	1/2007	Various
333 West 34th Street(1)(6)	—	36,711	146,880	—	22,507	36,711	169,387	206,098	24,308	1954	6/2007	Various
555 W. 57th Street(1)(6)	—	18,846	78,704	—	37,612	18,846	116,316	135,162	40,143	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	30,143	—	758,356	758,356	129,505	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	22,694	91,038	403,438	494,476	66,036	1966	1/2007	Various
1100 King Street—1-7 International Drive(2)	—	49,392	104,376	2,473	8,795	51,865	113,171	165,036	21,597	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,593	6,324	28,689	35,013	5,545	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	5,177	5,933	29,003	34,936	5,703	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	6,762	10,526	49,871	60,397	8,464	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	3,263	11,183	51,169	62,352	8,847	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	4,183	9,777	43,231	53,008	6,701	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	3,557	6,865	31,821	38,686	5,503	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	10,549	29,497	128,799	158,296	21,318	2000	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(367)	(153)	1,721	7,595	9,316	209	2007	1/2007	Various
680 Washington Boulevard(3)(4)	—	11,696	45,364	—	4,031	11,696	49,395	61,091	8,040	1989	1/2007	Various
750 Washington Boulevard(3)(4)	—	16,916	68,849	—	3,995	16,916	72,844	89,760	11,962	1989	1/2007	Various
1010 Washington Boulevard(3)(6)	—	7,747	30,423	—	3,354	7,747	33,777	41,524	5,447	1988	6/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	2,524	13,516	55,752	69,268	9,008	1987	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	285	1	39,174	1	39,175	—	—	1/2007	Various
673 First Avenue(1)(6)	—	—	35,727	—	12,008	—	47,735	47,735	18,538	1928	8/1997	Various
609 Fifth Avenue(1)(6)	—	36,677	145,954	—	4,640	36,677	150,594	187,271	24,420	1925	6/2006	Various
110 East 42nd Street(1)(6)	—	34,000	46,411	—	4,214	34,000	50,625	84,625	3,424	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	1,109	54,489	76,728	131,217	1,715	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,179	37,158	164	803	24,343	37,961	62,304	234	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	430	45,976	67,746	113,722	629	1902	9/2012	Various
Other(5)	—	1,128	—	84	4,692	1,212	4,692	5,904	—	—	—	Various

	$500,000	$951,484	$4,157,464	$3,247	$283,740	$954,731	$4,441,204	$5,395,935	$742,659

(1)
Property located in New York, New York.

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
We own a 51% interest in this property.

(5)
Other includes tenant improvements, capitalized interest and corporate improvements.

(6)
Properties that were transferred in.

        The changes in real estate for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
		As Adjusted	As Adjusted
Balance at beginning of year	$5,048,410	$4,918,508	$4,873,816
Acquisitions	306,280	80,411	—
Improvements	42,467	54,065	44,891
Retirements/disposals	(1,222)	(4,574)	(199)

Balance at end of year	$5,395,935	$5,048,410	$4,918,508

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2012 was approximately $3.1 billion.

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation (Continued)
December 31, 2012
(Dollars in thousands)

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
		As Adjusted	As Adjusted
Balance at beginning of year	$613,543	$493,557	$375,228
Depreciation for year	130,333	124,010	118,500
Retirements/disposals	(1,217)	(4,024)	(171)

Balance at end of year	$742,659	$613,543	$493,557

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ROP to disclose material information otherwise required to be set forth in our periodic reports.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the President and Treasurer of our general partner concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to ROP that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of ROP's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by ROP's registered public accounting firm pursuant to rules of the SEC that permits ROP to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEMS 10, 11, 12 AND 13.

        As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2013, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

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

        Ernst & Young LLP's fees for providing services to ROP in 2012 and 2011 were as follows:

        Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the years ended December 31, 2012 and 2011 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2012 and 2011 were approximately $217,000 for each year, respectively.

        Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $164,000 and $37,000 for the years ended December 31, 2012 and 2011, respectively.

        Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2012 and 2011, respectively.

        All Other Fees.    There were no other fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2012 and 2011.

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

        Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Agreement of Limited Partnership of ROP	S-11	333-1280	10.1	2/12/96
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest	8-K	1-13762	10.1	3/1/99
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest	8-K	1-13762	10.2	3/1/99
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest	8-K	1-13762	10.3	3/1/99
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest	8-K	1-13762	10.4	3/1/99
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest	10-K	1-13762	10.6	3/17/00
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K	1-13762	10.7	3/17/00
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series F Junior Participating Preferred Partnership Units	10-K	1-13762	10.8	3/22/01
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series C Common Units of Limited Partnership Interest	10-Q	1-13762	10.4	8/14/03
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest	8-K	1-13762	10.4	12/29/04
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest	10-K	1-13762	10.11	3/10/06
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q	033-84580	3.1	5/15/06
3.13	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP	10-K	033-84580	3.12	3/31/08

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of March 26, 1999, among ROP, as Issuer, RARC, as Guarantor, and The Bank of New York, as Trustee	8-K	1-13762	4.3	3/26/99
4.2	First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, RARC, The Bank of New York and SL Green	8-K	1-13762	10.1	1/30/07
4.3	Form of 5.875% Notes due 2014	8-K	033-84580	4.1	8/12/04
4.4	Form of 4.00% Exchangeable Senior Debentures due 2025	8-K	1-13762	4.1	6/27/05
4.5	Form of 6.0% Notes due 2016	8-K	1-13762	4.1	3/31/06
4.6	Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the operating partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	3/17/10
4.7	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the operating partnership	8-K	033-84580	4.2	3/17/10
4.8	Indenture, dated as of October 12, 2010, by and among the operating partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	10/14/10
4.9	Form of 3.00% Exchangeable Senior Notes due 2017 of the operating partnership	8-K	033-84580	4.2	10/14/10
4.10	Indenture, dated as of August 5, 2011, among SL Green, the operating partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	08/05/11
4.11	First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the operating partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.2	08/05/11
4.12	Form of 5.00% Senior Note due 2018 of SL Green, the operating partnership and ROP	8-K	033-84580	4.3	08/05/11
4.13	Second Supplemental Indenture, dated as of November 15, 2012, among SL Green, the operating partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	11/15/12
4.14	Form of 4.50% Senior Note due 2022 of SL Green, the operating partnership and ROP	8-K	033-84580	4.2	11/15/12

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among SL Green, the operating partnership and ROP, as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto	8-K	033-84580	10.1	11/21/12
10.2	Amended and Restated Employment Agreement, dated as of December 18, 2009, between SL Green and Marc Holliday*	8-K	1-13199	10.1	12/24/09
10.3	Employment Agreement, dated as of November 4, 2010, by and between SL Green and James Mead*	8-K	1-13199	10.1	11/10/10
10.4	Amended and Restated Employment and Non-competition Agreement, dated as of December 23, 2010, between SL Green and Andrew Levine*	8-K	1-13199	10.3	12/29/10
10.5	Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc.	8-K	1-13762	10.1	10/14/10
12.1	Ratio of Earnings to Combined Fixed Charges					X
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Marc Holliday President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X
31.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.1
	The following financial statements from ROP's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Capital for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) Notes to Consolidated Financial Statements, detailed tagged**					X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2013.

RECKSON OPERATING PARTNERSHIP, L.P.
BY: WYOMING ACQUISITION GP LLC
By:	/s/ JAMES MEAD James Mead Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2013.

Signature	Title

/s/ MARC HOLLIDAY Marc Holliday	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
/s/ JAMES MEAD James Mead	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
/s/ ANDREW S. LEVINE Andrew S. Levine	Director of WAGP, the sole general partner of the Registrant