Form 10-Q
period 2013-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2013-05-15
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$954,731	$954,731
Building and improvements	3,653,748	3,646,736
Building leasehold and improvements	782,260	782,260
Property under capital lease	19,047	12,208
	5,409,786	5,395,935
Less: accumulated depreciation	(776,770)	(742,659)
	4,633,016	4,653,276
Cash and cash equivalents	29,538	34,035
Restricted cash	21,273	21,074
Tenant and other receivables, net of allowance of $7,067 and $7,308 in 2013 and 2012, respectively	13,909	13,147
Deferred rents receivable, net of allowance of $15,712 and $16,501 in 2013 and 2012, respectively	154,672	150,535
Preferred equity and other investment	366,811	340,885
Deferred costs, net of accumulated amortization of $43,827 and $40,303 in 2013 and 2012, respectively	88,759	91,400
Other assets	109,729	94,210
Total assets	$5,417,707	$5,398,562

Liabilities
Mortgage note and other loans payable	$550,023	$550,023
Revolving credit facility	30,000	70,000
Term loan and senior unsecured notes	1,430,716	1,430,690
Accrued interest payable and other liabilities	22,416	25,366
Accounts payable and accrued expenses	42,004	50,692
Deferred revenue	172,199	176,120
Capitalized lease obligation	23,025	17,186
Deferred land leases payable	19,328	20,566
Security deposits	18,458	18,411
Total liabilities	2,308,169	2,359,054

Commitments and contingencies	—	—

Capital
General partner capital	2,758,678	2,686,766
Limited partner capital	—	—
Accumulated other comprehensive loss	(4,716)	(4,925)
Total ROP partner’s capital	2,753,962	2,681,841
Noncontrolling interests in other partnerships	355,576	357,667
Total capital	3,109,538	3,039,508
Total liabilities and capital	$5,417,707	$5,398,562

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,
	2013	2012
		As Adjusted
Revenues
Rental revenue, net	$113,377	$106,729
Escalation and reimbursement	18,524	19,144
Investment and preferred equity income	9,465	—
Other income	1,983	959
Total revenues	143,349	126,832
Expenses
Operating expenses, including $4,495 (2013) and $3,914 (2012) paid to related parties	31,424	29,269
Real estate taxes	23,600	22,148
Ground rent	5,772	3,645
Interest expense, net of interest income	26,729	27,894
Amortization of deferred financing costs	1,298	1,359
Depreciation and amortization	37,165	34,246
Loan loss reserves, net of recoveries	—	(472)
Transaction related costs	11	—
Marketing, general and administrative	66	5
Total expenses	126,065	118,094
Income from continuing operations before equity in net income from unconsolidated joint venture, loss on early extinguishment of debt and noncontrolling interests	17,284	8,738
Equity in net income from unconsolidated joint venture	366	126
Loss on early extinguishment of debt	(66)	—
Net income	17,584	8,864
Net income attributable to noncontrolling interests in other partnerships	(1,513)	(1,373)
Net income attributable to ROP common unitholder	$16,071	$7,491

Other comprehensive income:
Net unrealized loss on derivative instruments	(38)	(104)
Reclassification of net realized loss on derivatives designated as cashflow hedges into interest expense	247	244
Comprehensive income attributable to ROP common unitholder	$16,280	$7,631

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2012	$2,686,766	$357,667	$(4,925)	$3,039,508
Contributions	340,040			340,040
Distributions	(284,199)	(3,604)		(287,803)
Net income	16,071	1,513		17,584
Other comprehensive income			209	209
Balance at March 31, 2013	$2,758,678	$355,576	$(4,716)	$3,109,538

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,
	2013	2012
		As Adjusted
Operating Activities
Net income	$17,584	$8,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,463	35,605
Equity in net income from unconsolidated joint venture	(366)	(126)
Distributions of cumulative earnings from unconsolidated joint venture	84	126
Loss on early extinguishment of debt	66	—
Loan loss reserves, net of recoveries	—	(472)
Deferred rents receivable	(3,873)	(6,083)
Other non-cash adjustments	(11,171)	(3,365)
Changes in operating assets and liabilities:
Restricted cash—operations	(199)	(522)
Tenant and other receivables	(521)	947
Deferred lease costs	(1,773)	(787)
Other assets	(24,877)	(17,837)
Accounts payable, accrued expenses and other liabilities	(6,840)	(2,378)
Deferred revenue and land leases payable	6,896	3,121
Net cash provided by operating activities	13,473	17,093
Investing Activities
Additions to land, buildings and improvements	(9,480)	(11,700)
Restricted cash—capital improvements	—	(956)
Distributions in excess of cumulative earnings from unconsolidated joint venture	—	152
Preferred equity and other investment, net of repayments	(20,685)	777
Net cash used in investing activities	(30,165)	(11,727)
Financing Activities
Repayments of mortgage note and other loans payable	—	(631)
Proceeds from credit facility and senior unsecured notes	155,000	300,000
Repayments of credit facility and senior unsecured notes	(195,000)	(250,300)
Contributions from common unitholder	340,040	375,844
Distributions to noncontrolling interests in other partnerships	(3,604)	(4,520)
Distributions to common unitholder	(284,199)	(432,916)
Deferred loan costs and capitalized lease obligation	(42)	(204)
Net cash provided by (used in) financing activities	12,195	(12,727)
Net decrease in cash and cash equivalents	(4,497)	(7,361)
Cash and cash equivalents at beginning of period	34,035	26,645
Cash and cash equivalents at end of period	$29,538	$19,284

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

In connection with the closing of our 2011 revolving credit facility and 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

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

As of March 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	13	7,201,400	95.9%

Suburban	Consolidated properties	17	2,785,500	77.5%
		30	9,986,900	90.8%

(1)                                 The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At March 31, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2013, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.4 million. As of March 31, 2013, we also held preferred equity investments and an investment in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $366.8 million.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

(as defined below) at March 31, 2013 and December 31, 2012, the consolidated results of their operations for the three months ended March 31, 2013 and 2012, their statement of capital for the three months ended March 31, 2013 and their statements of cash flows for the three months ended March 31, 2013 and 2012.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in joint ventures, where it owns less than a controlling interest, are reflected in the accompanying financial statements using the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.  Significant Accounting Policies

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments. See Note 4, “Preferred Equity and Other Investment.”  ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated.

We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and the presentation of net income was modified to require earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture and preferred equity investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we and our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in an unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the values of any of our consolidated properties or equity investment were impaired at either March 31, 2013 or December 31, 2012.

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

We recognized an increase of approximately $5.5 million and $5.1 million in rental revenue for the three months ended March 31, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million for each of the three months ended March 31, 2013 and 2012, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$199,845	$199,845
Accumulated amortization	(128,847)	(125,009)
Net	$70,998	$74,836

Identified intangible liabilities (included in deferred revenue):
Gross amount	$399,088	$399,088
Accumulated amortization	(236,802)	(227,637)
Net	$162,286	$171,451

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate the joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. This investment is recorded initially at cost, as investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint venture over the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint venture is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint venture as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint venture in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption of $315.0 million of existing debt by the purchaser, and recognized a gain of $1.0 million on the sale of this property. In January 2013, we, along with our joint venture partner, acquired a preferred equity interest in an entity that holds an interest in a retail property located in Manhattan. See Note 4, “Preferred Equity and Other Investment.”

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, management records amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets.  We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account.  The balance reflected on the consolidated balance sheet is net of such allowance.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income and principal becomes doubtful.  Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit loss on each individual investment.  When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write-off of the reserve balance is called a charge off. We recorded no loan loss reserves during the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2012, we recorded $0.5 million in recoveries in connection with the sale of one of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on Level 3 inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

We determine impairment in real estate investments and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs. We determined the valuation allowance for loan losses based on Level 3 inputs. See Note 4, “Preferred Equity and Other Investment.”

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•                  Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

payable and accrued expenses, and other assets and liabilities reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

•                  Preferred equity investments:  The fair value of preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “Reserve for Possible Credit Losses” below regarding valuation allowances for loan losses.

•                  Derivative instruments: The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

•                  Mortgage note and other loans payable and other debt: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our preferred equity investments is located in the New York Metropolitan area. See Note 4, “Preferred Equity Investment.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut.  The tenants located in our buildings operate in various industries.  Other than two tenants who account for approximately 5.0% and 3.2% of our annualized cash rent, no other tenant in our portfolio accounted for more than 2.9% of our annualized cash rent at March 31, 2013.  Approximately 18%, 10%, 10%, 9%, and 9% of our annualized cash rent for the three months ended March 31, 2013 was attributable to 1185 Avenue of the Americas, 750 Third Avenue, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, respectively.

Accounting Standards Updates

In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance became effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

3.  Property Acquisitions

In September 2012, we acquired the aggregate 267,000 square foot (unaudited) office buildings located at 635 and 641 Sixth Avenue for $173.0 million.

In June 2012, we acquired a 215,000 square foot (unaudited) office building located at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

	635-641 Sixth Avenue	304 Park Avenue South

Land	$69,848	$54,189
Building	104,474	75,619
Above market lease value	—	2,824
Acquired in-place leases	7,727	8,265
Other assets, net of other liabilities	—	—
Assets acquired	182,049	140,897

Below market lease value	9,049	5,897
Liabilities assumed	9,049	5,897

Purchase price allocation	$173,000	$135,000

Net consideration funded by us at closing	$173,000	$135,000
Equity and/or debt investment held	$—	$—
Debt assumed	$—	$—

4.  Preferred Equity and Other Investment

As of March 31, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 11.4% at March 31, 2013 (in thousands):

Type	March 31, 2013 Senior Financing	March 31, 2013 Carrying Value, Net of Discounts	December 31, 2012 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$480,000	$103,437	$100,831	July 2014
Preferred equity	70,000	10,000	10,000	October 2014
Preferred equity(1)(2)	57,087	20,238	19,136	April 2016
Preferred equity(1)	926,260	212,932	210,918	July 2016
	$1,533,347	$346,607	$340,885

(1)         The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)         As of March 31, 2013, we are committed to fund an additional $5.7 million on this loan.

At March 31, 2013 and December 31, 2012, all preferred equity investments were performing in accordance with the terms of the loan agreements.

The Other Investment, which was acquired in January 2013 and is accounted for under the equity method of accounting, relates to our 40.0% interest in a joint venture that holds a preferred equity interest in an entity that owns a retail property located in Manhattan. The preferred equity investment bears interest at a rate of 8.75% per annum and matures in June 2016. As of March 31, 2013, our

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

investment balance was $20.2 million.

5.  Mortgage Note and Other Loans Payable

The first mortgage note and other loans payable collateralized by the property listed below and assignment of leases and investment at March 31, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	March 31, 2013	December 31, 2012
609 Partners, LLC(2)	5.00%	7/2014	$23	$23
Other loan payable(3)	8.00%	9/2019	50,000	50,000
919 Third Avenue(4)	5.12%	6/2023	500,000	500,000
			$550,023	$550,023

(1)         Effective weighted average interest rate for the three months ended March 31, 2013.

(2)         As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E preferred units, or the Series E units, with a liquidation of $1.00 per unit. As of March 31, 2013, 63.8 million Series E units had been redeemed.

(3)         This loan is secured by a portion of a preferred equity investment.

(4)         We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.

At March 31, 2013, the gross book value of the property and investment collateralizing the mortgage note and other loans payable was approximately $1.5 billion.

6.  Corporate Indebtedness

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At March 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of March 31, 2013, the facility fee was 30 basis points. At March 31, 2013, we had approximately $91.9 million of outstanding letters of credit, $30.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.  No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long term indebtedness, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2013 Unpaid Principal Balance	March 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,175	255,165	6.00%	6.02%	10	March 31, 2016
August 5, 2011(3)	250,000	249,636	249,620	5.00%	5.03%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,716	$1,030,690

(1)         Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)         On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Principal Maturities

Combined aggregate principal maturities of mortgage note and other loans payable, revolving credit facility and term loan and senior unsecured notes as of March 31, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loan and Senior Unsecured Notes	Total
2013	$—	$—	$—	$—	$—
2014	—	23	—	75,898	75,921
2015	—	—	—	7	7
2016	4,116	—	—	255,175	259,291
2017	7,056	—	—	—	7,056
Thereafter	38,220	500,608	30,000	1,099,636	1,668,464
	$49,392	$500,631	$30,000	$1,430,716	$2,010,739

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
		As Adjusted
Interest expense	$26,743	$27,909
Interest income	(14)	(15)
Interest expense, net	$26,729	$27,894
Interest capitalized	$—	$—

7.  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2, “Significant Accounting Policies.”  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note and other loans payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.8 billion, compared to the book value of the related fixed rate debt of approximately $1.6 billion at March 31, 2013.  Our floating rate debt, inclusive of our 2012 credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $395.9 million, compared to the book value of the related floating rate debt of approximately $400.0 million at March 31, 2013. Our preferred equity investments had an estimated fair value ranging between $329.3 million and $363.9 million, compared to the book value of related preferred equity investments of approximately $346.6 million at March 31, 2013 based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

8.  Partners’ Capital

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

9.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

Accumulated other comprehensive loss at March 31, 2013 consists of approximately $4.7 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.0 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

The following table presents the effect of our derivative financial instruments on the consolidated statements of comprehensive income as of March 31, 2013 and 2012, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended March 31,		Amount of (Loss) or Gain Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended March 31,		Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended March 31,
Designation\Cash Flow	Derivative	2013	2012	2013	2012	2013	2012
Qualifying	Interest Rate Swaps/Caps	$(38)	$(104)	$(247)	$(244)	$—	$—

Non-qualifying	Interest Rate Caps	—	—	—	—	—	—

10.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.  We paid Alliance approximately $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.9 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

The following is a schedule of future minimum lease payments under capital lease and non-cancellable operating leases with initial terms in excess of one year as of March 31, 2013 (in thousands):

	Capital lease	Non-cancellable operating leases
2013 (9 months)	$1,589	$11,366
2014	2,118	15,155
2015	2,189	15,311
2016	2,330	15,623
2017	2,330	15,623
Thereafter	294,723	936,702
Total minimum lease payments	305,279	$1,009,780
Less amount representing interest	(282,254)
Present value of net minimum lease payments	$23,025

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

13.  Segment Information

We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and preferred equity and other investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County and Connecticut.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4, “Preferred Equity and Other Investment,” for additional details on our preferred equity investments.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Selected results of operations for the three months ended March 31, 2013 and 2012 and selected asset information as of March 31, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity and Other Investment Segment	Total Company
Total revenues, including equity in net income from unconsolidated joint venture
Three months ended:
March 31, 2013	$133,884	$9,831	$143,715
March 31, 2012, As Adjusted	126,958	—	126,958

Net income
Three months ended:
March 31, 2013	$9,513	$8,071	$17,584
March 31, 2012, As Adjusted	8,395	469	8,864

Total assets
As of:
March 31, 2013	$5,050,264	$367,443	$5,417,707
December 31, 2012	5,057,563	340,999	5,398,562

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the preferred equity and other investment segment.  Interest costs for the preferred equity and other investment segment are imputed assuming 100% leverage at 2012 credit facility borrowing cost.  We also allocate loan loss reserves, net of recoveries to the preferred equity investment.  We do not allocate marketing, general and administrative expenses and transaction related costs to the preferred equity and other investment segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

14. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012

Tenant improvements and capital expenditures payable	$2,468	$4,472
Deferred leasing payable	349	88
Capital leased asset	6,839	—

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

ROP is engaged in the acquisition, management, operation, leasing and financing of commercial real estate properties, principally office properties, and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

In connection with the closing of our 2011 revolving credit facility and new 2012 credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties, with total assets aggregating o $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	13	7,201,400	95.9%

Suburban	Consolidated properties	17	2,785,500	77.5%
		30	9,986,900	90.8%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of March 31, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at March 31, 2013, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.4 million. As of March 31, 2013, we also held preferred equity investments and an investment in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $366.8 million.

Critical Accounting Policies

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the three months ended March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

The following section compares the results of operations for the three months ended March 31, 2013 to the three months ended March 31, 2012 for the 30 consolidated properties owned by ROP:

Rental and Escalation Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Rental revenue	$113.4	$106.7	$6.7	6.3%
Escalation and reimbursement	18.5	19.1	(0.6)	(3.1)
	$131.9	$125.8	$6.1	4.8%

Occupancy for our Manhattan portfolio was 95.9% at both March 31, 2013 and March 31, 2012, respectively. Occupancy for our Suburban portfolio was 77.5% at March 31, 2013 compared to 81.1% at March 31, 2012. At March 31, 2013, approximately 5.1% and 4.0% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.5% higher and 8.3% lower, respectively, than then existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan and Suburban properties were approximately 10.9% and 2.5% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in rental and escalation revenues was also due to the acquisitions of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which, in aggregate, contributed $4.8 million and $0.3 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Non-Property Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.4	$0.1	$0.3	300.0%
Investment and other income	11.4	1.0	10.4	1,040.0
	$11.8	$1.1	$10.7	972.7%

The increase in equity in net income of unconsolidated joint venture was due to our new investment in an entity that holds a preferred equity investment.

The increase in investment and other income was primarily related to the additional income earned from the preferred equity investments transferred to us by SL Green in September 2012 ($9.5 million) and higher lease buy-out income ($1.4 million), which was offset by a lower fee income ($0.5 million).

Operating Expenses (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Operating expenses	$31.4	$29.3	$2.1	7.2%
Real estate taxes	23.6	22.1	1.5	6.8
Ground rent	5.8	3.6	2.2	61.1
	$60.8	$55.0	$5.8	10.5%

The increase in operating expenses was primarily due to higher real estate taxes ($1.5 million), ground rent ($2.2 million), payroll costs ($0.4 million), utility costs ($0.8 million), repairs and maintenance ($0.4 million) and contract maintenance expenses ($0.2 million). Also contributing to the overall increase was the acquisition of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which had, in aggregate, $1.3 million in operating expenses and $0.8 million in real estate taxes during the three months ended March 31, 2013. The increase in real estate taxes was primarily due to higher assessed values and higher tax rates while the increase in ground rent was due to the extension and modification of the terms of the ground lease at 673 First Avenue in September 2012, which contributed $1.9 million of the total increase in ground rent.

Other Expenses (Income) (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$28.0	$29.3	$(1.3)	(4.4)%
Loan loss reserves, net of recoveries	—	(0.5)	0.5	100.0
Depreciation and amortization expense	37.2	34.2	3.0	8.8
Marketing, general and administrative expense	0.1	—	0.1	100.0
	$65.3	$63.0	$2.3	3.7%

The increase in interest expense, net of interest income, was primarily due to the issuance of $200.0 million aggregate principal amount of 4.50% senior notes due 2022 in November 2012, and our, SL Green’s and the Operating Partnership’s entry into a new $1.6 billion credit facility in November 2012.

No new loan loss reserves were recorded in either March 31, 2013 or March 31, 2012. During the three months ended March 31, 2012, we recorded $0.5 million in recoveries in connection with the sale of one of our debt investments.

The increase in depreciation and amortization expense was attributable to the depreciation on 304 Park Avenue South ($1.3 million) which was acquired in June 2012 as well as an increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis — Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

(5)         Net proceeds from divestitures of properties and redemptions, participations and dispositions of preferred equity investments; and

(6)         Proceeds from debt offerings by us.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our preferred equity investment program will continue to serve as a source of capital.

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

Cash and cash equivalents were $29.5 million and $19.3 million at March 31, 2013 and 2012, respectively, representing an increase of $10.2 million.  The increase was a result of the following changes in cash flows (in thousands):

	Three months ended March 31,
	2013	2012	Increase (Decrease)
		As Adjusted
Net cash provided by operating activities	$13,473	$17,093	$(3,620)
Net cash used in investing activities	$(30,165)	$(11,727)	$(18,438)
Net cash provided by (used in) financing activities	$12,195	$(12,727)	$24,922

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At March 31, 2013, our portfolio was 90.8% occupied. Our preferred equity investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$2,220
Distributions from joint ventures	(152)
Preferred equity and other investment	(21,462)
Restricted cash — capital improvements	956
Increase in net cash used in investments activities	$(18,438)

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $11.7 million for the three months ended March 31, 2012 to $9.5 million for the three months ended March 31, 2013. The capital expenditures relate primarily to costs incurred in connection with redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and asset sales.  During the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$55,931
Proceeds from debt obligations	(145,000)
Contributions from common unitholder	(35,804)
Distributions to common unitholder and noncontrolling interests	149,633
Deferred loan costs and capital lease obligation	162
Increase in net cash provided by financing activities	$24,922

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2013.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At March 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of March 31, 2013, the facility fee was 30 basis points. At March 31, 2013, we had approximately $91.9 million of outstanding letters of credit, $30.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.  No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to our senior unsecured long term indebtedness, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2013 Unpaid Principal Balance	March 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,175	255,165	6.00%	6.02%	10	March 31, 2016
August 5, 2011(3)	250,000	249,636	249,620	5.00%	5.03%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,716	$1,030,690

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost by approximately $4.0 million.

We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Approximately $1.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of March 31, 2013 was based on a spread of LIBOR plus 145 basis points to LIBOR plus 165 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including our preferred equity investments.  These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 4, “Preferred Equity and Other Investment” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2013, we expect to incur approximately $50.5 million of capital expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties.  We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.8 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively.  We paid Alliance approximately $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.9 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.

Insurance

ROP gets insurance through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of March 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood and D&O coverage.

•      Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Belmont has a terrorism coverage limit of $850.0 million in a layer in excess of $100.0 million.  In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•      NBCR: Belmont has acted as a direct insurer of NBCR coverage and since December 31, 2011, has provided coverage up to $750.0 million on SL Green’s entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

•      Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence and $30.0 million aggregate environmental liability policy covering SL Green’s entire portfolio.

•      Flood: For the period commencing December 31, 2012, Belmont insures a portion of the high hazard flood deductible on the New York City portfolio. Belmont insurance reduces the average deductible from $3.0 million to $1.0 million.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million.  There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

In connection with this insurance program administered by SL Green, we incurred insurance expense of approximately $1.3 million and $1.2 million for the three months ended March 31, 2013 and 2012, respectively.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies—Accounting Standards Updates” in the accompanying consolidated financial statements.

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

•      risks relating to preferred equity investments;

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect ROP’s business and financial performance.  In addition, sections of SL Green’s Annual Report on Form 10-K for the year ended December 31, 2012 contain additional factors that could adversely affect our business and financial performance.  Moreover, ROP operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within ROP to disclose material information otherwise required to be set forth in our periodic reports. Also, we have an investment in an unconsolidated joint venture. As we do not control this entity, our disclosure controls and procedures with respect to such entity are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Treasurer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, the President and Treasurer of our general partner concluded that our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to ROP that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2013, we were not involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.             RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Part I Risk Factors” in our 2012 Annual Report on Form 10-K.  We encourage you to read “Item 1A. of Part I Risk Factors” in the 2012 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.

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

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Comprehensive Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

By:	/s/ James Mead
James Mead
Treasurer

Date:      May 15, 2013