Form 10-Q
period 2013-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2013-08-14
CIK 930810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

Reckson Operating Partnership, L.P.

Consolidated Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$918,019	$954,731
Building and improvements	3,498,649	3,646,736
Building leasehold and improvements	782,260	782,260
Property under capital lease	22,866	12,208
	5,221,794	5,395,935
Less: accumulated depreciation	(782,949)	(742,659)
	4,438,845	4,653,276
Assets held for sale	194,097	—
Cash and cash equivalents	27,197	34,035
Restricted cash	22,765	21,074
Tenant and other receivables, net of allowance of $5,719 and $7,308 in 2013 and 2012, respectively	15,196	13,147
Deferred rents receivable, net of allowance of $14,887 and $16,501 in 2013 and 2012, respectively	151,645	150,535
Preferred equity and other investment, net of discounts and deferred origination fees of $2,156 and $2,217 in 2013 and 2012, respectively	371,735	338,579
Deferred costs, net of accumulated amortization of $45,644 and $40,303 in 2013 and 2012, respectively	82,838	91,400
Other assets	83,233	94,210
Total assets	$5,387,551	$5,396,256

Liabilities
Mortgage note and other loans payable	$550,023	$550,023
Revolving credit facility	40,000	70,000
Term loan and senior unsecured notes	1,430,741	1,430,690
Accrued interest payable and other liabilities	25,751	25,366
Accounts payable and accrued expenses	37,403	50,692
Deferred revenue	155,870	173,814
Capitalized lease obligation	26,963	17,186
Deferred land leases payable	19,500	20,566
Security deposits	21,209	18,411
Total liabilities	2,307,460	2,356,748

Commitments and contingencies	—	—

Capital
General partner capital	2,730,260	2,686,766
Limited partner capital	—	—
Accumulated other comprehensive loss	(4,255)	(4,925)
Total ROP partner’s capital	2,726,005	2,681,841
Noncontrolling interests in other partnerships	354,086	357,667
Total capital	3,080,091	3,039,508
Total liabilities and capital	$5,387,551	$5,396,256

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Income

(unaudited,  in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenue, net	$110,392	$104,168	$220,088	$207,363
Escalation and reimbursement	17,332	18,436	35,436	37,097
Investment income	9,731	—	19,196	—
Other income	1,005	903	2,981	1,862
Total revenues	138,460	123,507	277,701	246,322
Expenses
Operating expenses, including approximately $4,118 and $8,499 (2013) and $4,088 and $7,891 (2012) paid to related parties	28,571	26,369	58,769	54,448
Real estate taxes	22,488	22,453	45,853	44,367
Ground rent	3,430	3,645	9,202	7,290
Interest expense, net of interest income	27,584	26,586	54,313	54,480
Amortization of deferred finance costs	1,287	647	2,585	2,006
Loan loss reserves, net of recoveries	—	—	—	(472)
Transaction related costs	—	861	11	861
Depreciation and amortization	35,386	32,849	71,070	65,663
Marketing, general and administrative	122	127	188	132
Total expenses	118,868	113,537	241,991	228,775
Income from continuing operations before depreciable real estate reserve, net of recoveries, equity in net income from unconsolidated joint venture, and loss on early extinguishment of debt	19,592	9,970	35,710	17,547
Depreciable real estate reserve, net of recoveries	—	5,789	—	5,789
Equity in net income from unconsolidated joint venture	481	660	847	786
Loss on early extinguishment of debt	(10)	—	(76)	—
Income from continuing operations	20,063	16,419	36,481	24,122
Net income from discontinued operations	1,720	1,036	2,886	2,197
Net income	21,783	17,455	39,367	26,319
Net income attributable to noncontrolling interests in other partnerships	(1,599)	(2,067)	(3,112)	(3,440)
Net income attributable to ROP common unitholder	$20,184	$15,388	$36,255	$22,879

Amounts attributable to ROP common unitholders:
Income from continuing operations	$18,464	$14,352	$33,369	$20,682
Discontinued operations	1,720	1,036	2,886	2,197
Net income	$20,184	$15,388	$36,255	$22,879

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$20,184	$15,388	$36,255	$22,879

Other comprehensive income (loss):
Net unrealized loss on derivative instruments	(231)	(434)	(193)	(538)
Reclassification of net realized (gain) loss on derivatives designated as cashflow hedges into interest expense	(230)	245	(477)	489
Other comprehensive loss	(461)	(189)	(670)	(49)

Comprehensive income attributable to ROP common unitholder	$19,723	$15,199	$35,585	$22,830

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statement of Capital

(unaudited, in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2012	$2,686,766	$357,667	$(4,925)	$3,039,508
Contributions	668,142	—		668,142
Distributions	(660,903)	(6,693)		(667,596)
Net income	36,255	3,112		39,367
Other comprehensive income			670	670
Balance at June 30, 2013	$2,730,260	$354,086	$(4,255)	$3,080,091

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
		As Adjusted
Operating Activities
Net income	$39,367	$26,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,642	70,572
Equity in net income from unconsolidated joint venture	(847)	(786)
Distributions of cumulative earnings from unconsolidated joint venture	336	444
Depreciable real estate reserve, net of recoveries	—	(5,789)
Loss on early extinguishment of debt	76	—
Loan loss reserves, net of recoveries	—	(472)
Deferred rents receivable	(8,291)	(10,681)
Other non-cash adjustments	(23,243)	(6,869)
Changes in operating assets and liabilities:
Restricted cash — operations	(1,691)	1,164
Tenant and other receivables	(545)	(1,430)
Deferred lease costs	(5,659)	(2,231)
Other assets	(2,567)	(2,881)
Accounts payable, accrued expenses and other liabilities	(4,934)	1,044
Deferred revenue and land leases payable	1,439	(1,305)
Net cash provided by operating activities	70,083	67,099
Investing Activities
Acquisition of real estate property	—	(102,910)
Additions to land, buildings and improvements	(24,727)	(22,885)
Restricted cash — capital improvements	—	(670)
Distributions in excess of cumulative earnings from unconsolidated joint venture	—	152
Preferred equity and other investment, net of repayments	(22,732)	7,777
Net cash used in investing activities	(47,459)	(118,536)
Financing Activities
Repayments of mortgage note and other loans payable	—	(1,251)
Proceeds from credit facility and senior unsecured notes	370,000	468,339
Repayments of credit facility and senior unsecured notes	(400,000)	(738,639)
Contributions from common unitholder	668,142	1,043,561
Distributions to noncontrolling interests in other partnerships	(6,693)	(8,143)
Distributions to common unitholder	(660,903)	(715,400)
Deferred loan costs and capitalized lease obligation	(8)	(186)
Net cash (used in) provided by financing activities	(29,462)	48,281
Net decrease in cash and cash equivalents	(6,838)	(3,156)
Cash and cash equivalents at beginning of period	34,035	26,645
Cash and cash equivalents at end of period	$27,197	$23,489

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

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

In connection with the closing of our 2011 revolving credit facility and 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

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

As of June 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	13	7,201,400	96.0%

Suburban	Consolidated properties	17	2,785,500	78.1%
		30	9,986,900	91.0%

(1)                                 The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At June 30, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2013, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.6 million.  As of June 30, 2013, we also held preferred equity investments and an investment in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $371.7 million.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at June 30, 2013 and December 31, 2012, the consolidated results of their operations for the three and six months ended June 30, 2013 and 2012, their statement of capital for the six months ended June 30, 2013 and their statement of cash flows for the six months ended June 30, 2013 and 2012.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in joint ventures, where it owns less than a controlling interest, are reflected in the accompanying consolidated financial statements using the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

2.              Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments.  See Note 5, “Preferred Equity and Other Investment.” ROP’s investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  All significant intercompany balances and transactions have been eliminated.

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

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and the presentation of net income was modified to present earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

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

June 30, 2013

(Unaudited)

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investment in an unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  We do not believe that the values of any of our consolidated properties or equity investment were impaired at either June 30, 2013 or December 31, 2012.

We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building (inclusive of tenants improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases is amortized over the expected term of the associated lease, which generally ranges from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

We recognized an increase of approximately $5.2 million, $10.7 million, $4.8 million and $9.9 million in rental revenue for the three and six months ended June 30, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million for the three and six months ended June 30, 2013 and 2012, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$199,845	$199,845
Accumulated amortization	(133,257)	(125,009)
Net	$66,588	$74,836

Identified intangible liabilities (included in deferred revenue):
Gross amount	$399,088	$399,088
Accumulated amortization	(245,354)	(227,637)
Net	$153,734	$171,451

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate the joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. This investment is recorded initially at cost, as investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint venture over the

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint venture is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint venture as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint venture in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption of $315.0 million of existing debt by the purchaser, and recognized a gain of $1.0 million on the sale of this property. In January 2013, we, along with our joint venture partner, acquired a preferred equity interest in an entity that holds an interest in a retail property located in Manhattan. See Note 5, “Preferred Equity and Other Investment.”

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

Interest income on preferred equity investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income and principal becomes doubtful.  Interest

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

If we purchase a preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount.

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge-off.  We recorded no loan loss reserves during the three or six months ended June 30, 2013 and 2012, respectively. During the three and six months ended June 30, 2012, we recorded zero and $0.5 million, respectively, in recoveries in connection with the sale of one of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of income.

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

We determine impairment in real estate investments and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs. We determined the valuation allowance for loan losses based on Level 3 inputs. See Note 5, “Preferred Equity and Other Investment.”

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•                                          Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses: The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in the New York Metropolitan area. See Note 5, “Preferred Equity and Other Investments.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut.  The tenants located in our buildings operate in various industries.  Other than two tenants who account for approximately 5.0% and 3.2% of our annualized cash rent, no other tenant in our portfolio accounted for more than 3.0% of our annualized cash rent at June 30, 2013.  Approximately 18%, 10%, 10%, 9% and 9% of our annualized cash rent for the three months ended June 30, 2013 was attributable to 1185 Avenue of the Americas, 750 Third Avenue, 919 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, respectively.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations and to reclassify deferred origination fees from deferred income to preferred equity and other investment.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

3.              Property Acquisitions

In September 2012, we acquired the aggregate 267,000 square foot office buildings located at 635 and 641 Sixth Avenue for $173.0 million.

In June 2012, we acquired a 215,000 square foot office building located at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.

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

4.              Assets Held for Sale

In June 2013, we entered into an agreement to sell the property located at 333 West 34th, New York, New York for $220.3 million. This transaction closed on August 9, 2013.

Discontinued operations included the results of operations of real estate assets under contract prior to June 30, 2013. This included 333 West 34th, which was held for sale at June 30, 2013.

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$4,569	$3,402	$8,250	$6,936
Escalation and reimbursement revenues	139	567	566	1,050
Total revenues	4,708	3,969	8,816	7,986
Operating expenses	1,247	1,223	2,473	2,413
Real estate taxes	235	239	470	473
Depreciation and amortization	1,506	1,471	2,987	2,903
Total expenses	2,988	2,933	5,930	5,789
Net income from discontinued operations	$1,720	$1,036	$2,886	$2,197

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

5.              Preferred Equity and Other Investment

As of June 30, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.2% at June 30, 2013 (in thousands):

Type	June 30, 2013 Senior Financing	June 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Mandatory Redemption
Preferred equity	$70,000	$9,934	$9,927	October 2014
Preferred equity(1)(2)	525,000	105,360	99,768	July 2015
Preferred equity(1)(3)	55,986	22,213	18,925	April 2016
Preferred equity(1)	926,260	213,794	209,959	July 2016
	$1,577,246	$351,301	$338,579

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(2)	In June 2013, the redemption date was extended from July 2014 to July 2015.
(3)	As of June 30, 2013, we are committed to fund an additional $3.6 million on this loan.

At June 30, 2013 and December 31, 2012, all preferred equity investments were performing in accordance with the terms of the loan agreements.

The Other Investment, which was acquired in January 2013 and is accounted for under the equity method of accounting, relates to our 40.0% interest in a joint venture that holds a preferred equity interest in an entity that owns a retail property located in Manhattan. The preferred equity investment bears interest at a rate of 8.75% per annum and matures in June 2016. As of June 30, 2013, our investment balance was $20.4 million.

6.              Mortgage Note and Other Loans Payable

The mortgage note and other loans payable collateralized by the property listed below and assignment of leases and investment at June 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	June 30, 2013	December 31, 2012
609 Partners, LLC(2)	5.00%	7/2014	$23	$23
Other loan payable(3)	8.00%	9/2019	50,000	50,000
919 Third Avenue(4)	5.12%	6/2023	500,000	500,000
			$550,023	$550,023

(1)	Effective weighted average interest rate for the three months ended June 30, 2013.
(2)

As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E Preferred Units, or the Series E Units, with a liquidation of $1.00 per unit. As of June 30, 2013, approximately 63.8 million Series E Units had been redeemed.

(3)	This loan is secured by a portion of a preferred equity investment.
(4)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

At June 30, 2013, the gross book value of the property and investment collateralizing the mortgage note and other loans payable was approximately $1.5 billion.

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At June 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of June 30, 2013, the facility fee was 30 basis points. At June 30, 2013, we had approximately $91.6 million of outstanding letters of credit, $40.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2013 Unpaid Principal Balance	June 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,185	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,651	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,741	$1,030,690

(1)	Interest on the senior unsecured notes is payable semi annually with principal and unpaid interest due on the scheduled maturity dates.
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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

ROP also provides a guaranty of the Operating Partnership’s obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note and other loans payable, revolving credit facility and term loan and senior unsecured notes as of June 30, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loan and Senior Unsecured Notes	Total
2013	$—	$—	$—	$—	$—
2014	—	23	—	75,898	75,921
2015	—	—	—	7	7
2016	4,116	—	—	255,185	259,301
2017	7,056	—	—	—	7,056
Thereafter	38,220	500,608	40,000	1,099,651	1,678,479
	$49,392	$500,631	$40,000	$1,430,741	$2,020,764

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		As Adjusted		As Adjusted
Interest expense	$27,597	$26,601	$54,339	$54,510
Interest income	(13)	(15)	(26)	(30)
Interest expense, net	$27,584	$26,586	$54,313	$54,480
Interest capitalized	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage note and other loans payable and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.7 billion, compared to the book value of the related fixed rate debt of approximately $1.6 billion at June 30, 2013.  Our floating rate debt, inclusive of our 2012 credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $418.5 million, compared to the book value of the related floating rate debt of approximately $410.0

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

million at June 30, 2013.  Our preferred equity investments had an estimated fair value ranging between $333.7 million and $368.9 million, compared to the book value of related preferred equity investments of approximately $351.3 million at June 30, 2013 based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Accumulated other comprehensive loss at June 30, 2013 consists of approximately $4.3 million from the settlement of hedges, which are being amortized over the remaining term of the related senior unsecured notes. Currently, all of our designated derivative instruments are effective hedging instruments.

Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $0.9 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

The following table presents the effect of our derivative financial instruments on the consolidated statements of comprehensive income for the three months ended June 30, 2013 and 2012, respectively (in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended June 30,		Amount of (Gain) or Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Three Months Ended June 30,		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Three Months Ended June 30,
Designation\Cash Flow	Derivative	2013	2012	2013	2012	2013	2012
Qualifying	Interest Rate Swaps/Caps	$(231)	$(434)	$(230)	$245	$—	$(1)

Non-qualifying	Interest Rate Caps	—	—	—	—	—	—

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

The following table presents the effect of our derivative financial instruments on the consolidated statements of income for the six months ended June 30, 2013 and 2012, respectively (in thousands):

		Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of (Gain) or Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense (Effective Portion) For the Six Months Ended		Amount of Loss Recognized in Interest Expense (Ineffective Portion) For the Six Months Ended
Designation\Cash Flow	Derivative	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Qualifying	Interest Rate Swaps/Caps	$(193)	$(538)	$(477)	$489	$—	$(1)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—

11.       Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.8 million, $1.6 million, $0.7 million and $1.4 million for the three and six months ended June 30, 2013 and 2012, respectively.  We paid Alliance approximately $1.3 million, $2.5 million, $1.4 million and $2.4 million for the three and six months ended June 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.6 million, $3.5 million, $1.5 million and $3.2 million for the three and six months ended June 30, 2013 and 2012, respectively.

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program we incurred insurance expense of approximately $1.3 million, $2.5 million, $1.2 million and $2.3 million for the three and six months ended June 30, 2013 and 2012, respectively.

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

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

The following is a schedule of future minimum lease payments under capital lease and non-cancellable operating leases with initial terms in excess of one year as of June 30, 2013 (in thousands):

	Capital lease	Non-cancellable operating leases
2013 (6 months)	$1,073	$7,563
2014	2,147	15,127
2015	2,218	15,282
2016	2,361	15,592
2017	2,361	15,592
Thereafter	299,303	932,123
Total minimum lease payments	309,463	$1,001,279
Less amount representing interest	(282,500)
Present value of net minimum lease payments	$26,963

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

14.       Segment Information

We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and preferred equity and other investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County and Connecticut.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, “Preferred Equity and Other Investment,” for additional details on our preferred equity and other investment.

Selected results of operations for the three and six months ended June 30, 2013 and 2012 and selected asset information as of June 30, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity and Other Investment Segment	Total Company
Total revenues, including equity in net income from unconsolidated joint venture
Three months ended:
June 30, 2013	$128,729	$10,212	$138,941
June 30, 2012, As Adjusted	123,507	—	123,507
Six months ended:
June 30, 2013	$258,505	$20,043	$278,548
June 30, 2012, As Adjusted	246,322	—	246,322

Income from continuing operations:
Three months ended:
June 30, 2013	$11,691	$8,372	$20,063
June 30, 2012, As Adjusted	16,419	—	16,419
Six months ended:
June 30, 2013	$20,027	$16,454	$36,481
June 30, 2012, As Adjusted	23,653	469	24,122

Total assets:
As of:
June 30, 2013	$5,014,875	$372,676	$5,387,551
December 31, 2012	5,057,563	338,693	5,396,256

Reckson Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the preferred equity and other investment segment.  Interest costs for the preferred equity and other investment segment are imputed assuming 100% leverage at 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries to the preferred equity and other investment. We do not allocate marketing, general and administrative expenses and transaction related costs to the preferred equity and other investment segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to common unitholders for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		As Adjusted		As Adjusted
Income from continuing operations	$20,063	$16,419	$36,481	$24,122
Net income from discontinued operations	1,720	1,036	2,886	2,197
Net income	21,783	17,455	39,367	26,319
Net income attributable to noncontrolling interests in other partnerships	(1,599)	(2,067)	(3,112)	(3,440)
Net income attributable to ROP common unitholder	$20,184	$15,388	$36,255	$22,879

15.      Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
		As Adjusted
Tenant improvements and capital expenditures payable	$2,667	$4,559
Deferred leasing payable	368	344
Contributions from common unitholder	—	33,090
Redemption of Series E units	—	31,698
Capital leased asset	10,657	—
Transfer to net assets held for sale	194,097	—

16.      Subsequent Events

The sale of 333 West 34th closed on August 9, 2013.  See Note 4, “Assets Held for Sale.”

In August 2013, we entered into a contract to acquire a mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.0 million.  This transaction is expected to be completed in 2013, subject to customary closing conditions.

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

ROP is engaged in the acquisition, management, operation, leasing and financing of commercial real estate properties, principally office properties and also owns land for future development located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

On January 25, 2007, SL Green completed the acquisition of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or RARC, the prior general partner of ROP. This transaction is referred to herein as the Merger.

In connection with the closing of our 2011 revolving credit facility and new 2012 credit facility in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

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

As of June 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	13	7,201,400	96.0%

Suburban	Consolidated properties	17	2,785,500	78.1%
		30	9,986,900	91.0%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of June 30, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at June 30, 2013, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.6 million. As of June 30, 2013, we also held preferred equity investments and an investment in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $371.7 million.

Critical Accounting Policies

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these policies during the six months ended June 30, 2013.

Results of Operations

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

The following section compares the results of operations for the three months ended June 30, 2013 to the three months ended June 30, 2012 for the 30 consolidated properties owned by ROP.

Rental Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Rental revenue, net	$110.4	$104.2	$6.2	6.0%
Escalation and reimbursement revenue	17.3	18.4	(1.1)	(6.0)
	$127.7	$122.6	$5.1	4.2%

Occupancy for our Manhattan portfolio was 96.0% at June 30, 2013 compared to 95.1% at June 30, 2012. Occupancy for our Suburban portfolio was 78.1% at June 30, 2013 compared to 81.1% at June 30, 2012. At June 30, 2013, approximately 4.2% and 0.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be higher by approximately 14.7% and 11.8% , respectively, than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan and Suburban properties were approximately 9.7% and 4.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The decrease in escalation and reimbursement revenue was primarily due to lower electric reimbursements ($0.6 million) and operating expense escalations ($0.5 million).

The increase in rental and escalation revenues was also due to the acquisitions of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which, in aggregate, contributed $2.2 million and $2.8 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Non-Property Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.5	$0.7	$(0.2)	(28.6)%
Investment and other income	10.7	0.9	9.8	1,088.9
	$11.2	$1.6	$9.6	600.0%

The decrease in equity in net income of unconsolidated joint venture was due to the sale of Court Square in July 2012, which was partially offset by our new investment in an entity that holds a preferred equity investment.

The increase in investment and other income was primarily related to the additional income earned from the preferred equity investments transferred to us by SL Green in September 2012 ($9.7 million) and higher lease buy-out income ($0.3 million).

Property Operating Expenses (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Operating expenses	$28.6	$26.4	$2.2	8.3%
Real estate taxes	22.5	22.5	—	—
Ground rent	3.4	3.6	(0.2)	(5.6)
	$54.5	$52.5	$2.0	3.8%

The increase in operating expenses was primarily a result of higher payroll costs ($0.5 million), professional fees ($0.4 million), repairs and maintenance ($0.3 million) and contract maintenance expenses ($0.4 million).

Also contributing to the overall increase was the acquisition of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which had, in aggregate, $1.1 million in operating expenses during the three months ended June 30, 2013.

Other Expenses (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$28.9	$27.2	$1.7	6.3%
Depreciation and amortization expense	35.4	32.8	2.6	7.9
Transaction related costs	—	0.9	(0.9)	(100.0)
Marketing, general and administrative	0.1	0.1	—	—
	$64.4	$61.0	$3.4	5.6%

The increase in interest expense, net of interest income, was primarily a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 and the assumption of the $50.0 million loan, which was transferred to us by SL Green in September 2012. This increase was partially offset by lower interest expense due to repayment of debt balances at 609 Fifth Avenue and 110 East 42nd Street in December 2012.

The increase in depreciation and amortization expense was attributable to the depreciation on 304 Park Avenue South ($1.1 million), which was acquired in June 2012, and 641 Sixth Avenue ($0.8 million), which was acquired in September 2012, as well as an increase in capital expenditures at the properties in the ROP portfolio.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

The following section compares the results of operations for the six months ended June 30, 2013 to the six months ended June 30, 2012 for the 30 consolidated properties owned by ROP.

Rental Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Rental revenue	$220.1	$207.4	$12.7	6.1%
Escalation and reimbursement revenue	35.4	37.1	(1.7)	(4.6)
	$255.5	$244.5	$11.0	4.5%

Occupancy for our Manhattan portfolio was 96.0% at June 30, 2013 compared to 95.1% at June 30, 2012. Occupancy for our Suburban portfolio was 78.1% at June 30, 2013 compared to 81.1% at June 30, 2012. At June 30, 2013, approximately 4.2% and 0.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be higher by approximately14.7% and 11.8%, respectively, than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan and Suburban properties were approximately 9.7% and 4.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The decrease in escalation and reimbursement revenue was primarily due to lower electric reimbursements ($1.2 million) and operating expense escalations ($1.0 million) which were partially offset by higher real estate tax recoveries ($0.5 million).

The increase in rental and escalation revenues was also due to the acquisitions of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which, in aggregate, contributed $5.2 million and $5.0 million of the total increase in rental and escalation and reimbursement revenues, respectively.

Non-Property Revenues (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Equity in net income of unconsolidated joint venture	$0.8	$0.8	$—	—%
Investment and other income	22.2	1.9	20.3	1,068.4
	$23.0	$2.7	$20.3	751.9%

The increase in investment and other income was primarily related to the additional income earned from the preferred equity investment transferred to us by SL Green in September 2012 ($19.2 million) and higher lease buy-out income ($1.7 million), which was partially offset by lower fee and other income ($0.6 million).

Property Operating Expenses (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Operating expenses	$58.8	$54.4	$4.4	8.1%
Real estate taxes	45.9	44.4	1.5	3.4
Ground rent	9.2	7.3	1.9	26.0
	$113.9	$106.1	$7.8	7.4%

The increase in operating expenses was a result of higher payroll costs ($0.9 million), utility costs ($0.8 million), repairs and maintenance ($0.6 million), contract maintenance expenses ($0.6 million) and professional fees ($0.4 million). The increase in real estate taxes was primarily due to higher assessed values and higher tax rates while the increase in ground rent was due to the extension and modification of the terms of the ground lease at 673 First Avenue in September 2012, which contributed $1.7 million of the total increase in ground rent.

Also contributing to the overall increase was the acquisition of 304 Park Avenue South in June 2012 and 641 Sixth Avenue in September 2012, which had, in aggregate, $2.4 million in operating expenses and $1.4 million in real estate taxes during the six months ended June 30, 2013.

Other Expenses (in millions)	2013	2012	$ Change	% Change
		As Adjusted
Interest expense, net of interest income	$56.9	$56.5	$0.4	0.7%
Loan loss reserves, net of recoveries	—	(0.5)	0.5	(100.0)
Depreciation and amortization expense	71.1	65.5	5.6	8.5
Transaction related costs	—	0.9	(0.9)	(100.0)
Marketing, general and administrative expense	0.2	0.1	0.1	100.0
	$128.2	$122.5	$5.7	4.7%

The increase in interest expense, net of interest income, was primarily a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 and the assumption of the $50.0 million loan, which was transferred to us by SL Green in Sept 2012. The increase was partially offset by lower interest expense due to repayment of debt balances at 609 Fifth Avenue and 110 East 42nd Street.

Loan loss and other investment reserves, net of recoveries is attributable to the partial recovery of reserves upon sale of debt investments in March 2012. No new loan loss reserves were recorded in either period.

The increase in depreciation and amortization expense was attributable to the depreciation on 304 Park Avenue South ($2.3 million), which was acquired in June 2012, and 641 Sixth Avenue ($0.9 million), which was acquired in September 2012, as well as an increase in capital expenditures at the properties in the ROP portfolio.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis—Liquidity and Capital Resources” in SL Green’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $27.2 million and $23.5 million at June 30, 2013 and 2012, respectively, representing an increase of $3.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Six months ended June 30,
	2013	2012	Increase (Decrease)
	As Adjusted
Net cash provided by operating activities	$70,083	$67,099	$2,984
Net cash used in investing activities	$(47,459)	$(118,536)	$71,077
Net cash (used in) provided by financing activities	$(29,462)	$48,281	$(77,743)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At June 30, 2013, our portfolio was 91.0% occupied. Our preferred equity investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisition of real estate	$102,910
Capital expenditures and capitalized interest	(1,842)
Distributions from unconsolidated joint ventures	(152)
Preferred equity and other investment	670
Restricted cash — capital improvements	(30,509)
Decrease in net cash used in investments activities	$71,077

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $22.9 million for the six months ended June 30, 2012 to $24.7 million for the six months ended June 30, 2013. The increased capital expenditures relate primarily to costs incurred in connection with redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and asset sales.  During the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(98,339)
Proceeds from debt obligations	339,890
Contributions from common unitholder	(375,419)
Distributions to common unitholder and noncontrolling interests	55,947
Deferred loan costs and capital lease obligation	178
Increase in net cash used in financing activities	$(77,743)

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2013.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At June 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of June 30, 2013, the facility fee was 30 basis points. At June 30, 2013, we had approximately $91.6 million of outstanding letters of credit, $40.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2013 Unpaid Principal Balance	June 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,185	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,651	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,741	$1,030,690

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost by approximately $4.1 million.

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

Approximately $1.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of June 30, 2013 was based on a spread of LIBOR plus 145 basis points to LIBOR plus 165 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including our preferred equity investments.  These investments all have varying ownership structures.  Our off-balance sheet arrangements are discussed in Note 5, “Preferred Equity and Other Investment” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the six months ending December 31, 2013, we expect to incur approximately $64.2 million of capital expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties.  We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.8 million, $1.6 million, $0.7 million and $1.4 million for the three and six months ended June 30, 2013 and 2012, respectively.  We paid Alliance approximately $1.3 million, $2.5 million, $1.4 million and $2.4 million for the three and six months ended June 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.6 million, $3.5 million, $1.5 million and $3.2 million for the three and six months ended June 30, 2013 and 2012, respectively.

Insurance

ROP gets insurance through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of June 30, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million.  There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

In connection with this insurance program administered by SL Green, we incurred insurance expense of approximately $1.3 million, $2.5 million, $1.2 million and $2.3 million for the three and six months ended June 30, 2013 and 2012, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2013, we were not involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

(a)         Exhibits:

10.1

Amended and Restated Employment and Noncompetition Agreement, dated June 27, 2013, between SL Green and Andrew S. Levine, incorporated by reference to SL Green’s Form 8-K, dated June 27, 2013, filed with the SEC on July 3, 2013.*

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

101.1

The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

*                        Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

		By:	/s/ James Mead
James Mead
Treasurer

Date:	August 14, 2013