Form 10-Q
period 2013-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2013-11-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission File Number: 033-84580
_________________________________________________________
RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	11-3233647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip Code)

(212) 594-2700
(Registrant’s telephone number, including area code)
 _________________________________________________________

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

As of October 31, 2013, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

RECKSON OPERATING PARTNERSHIP, L.P.

PART I.                                                  FINANCIAL INFORMATION
ITEM 1.                                                Financial Statements

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$918,019	$954,731
Building and improvements	3,512,516	3,646,736
Building leasehold and improvements	782,260	782,260
Property under capital lease	22,866	12,208
	5,235,661	5,395,935
Less: accumulated depreciation	(815,321)	(742,659)
	4,420,340	4,653,276
Cash and cash equivalents	26,551	34,035
Restricted cash	234,393	21,074
Tenant and other receivables, net of allowance of $6,593 and $7,308 in 2013 and 2012, respectively	17,256	13,147
Deferred rents receivable, net of allowance of $15,081 and $16,501 in 2013 and 2012, respectively	155,702	150,535
Preferred equity and other investment, net of discounts and deferred origination fees of $1,968 and $2,217 in 2013 and 2012, respectively	378,783	338,579
Deferred costs, net of accumulated amortization of $49,174 and $40,303 in 2013 and 2012, respectively	86,315	91,400
Other assets	100,994	94,210
Total assets	$5,420,334	$5,396,256
Liabilities
Mortgage note and other loans payable	$550,023	$550,023
Revolving credit facility	340,000	70,000
Term loan and senior unsecured notes	1,430,765	1,430,690
Accrued interest payable and other liabilities	22,485	25,366
Accounts payable and accrued expenses	43,845	50,692
Deferred revenue	153,672	173,814
Capitalized lease obligation	27,089	17,186
Deferred land leases payable	20,560	20,566
Security deposits	21,525	18,411
Total liabilities	2,609,964	2,356,748
Commitments and contingencies	—	—
Capital
General partner capital	2,461,959	2,686,766
Limited partner capital	—	—
Accumulated other comprehensive loss	(4,170)	(4,925)
Total ROP partner’s capital	2,457,789	2,681,841
Noncontrolling interests in other partnerships	352,581	357,667
Total capital	2,810,370	3,039,508
Total liabilities and capital	$5,420,334	$5,396,256

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited,  in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted		As Adjusted
Revenues
Rental revenue, net	$109,843	$106,217	$329,931	$313,580
Escalation and reimbursement	20,296	18,588	55,732	55,685
Investment income	9,424	—	28,620	—
Other income	610	2,881	3,591	4,743
Total revenues	140,173	127,686	417,874	374,008
Expenses
Operating expenses, including approximately $4,549 and $13,048 (2013) and $4,191 and $12,082 (2012) paid to related parties	30,850	29,292	89,619	83,740
Real estate taxes	24,460	21,967	70,313	66,334
Ground rent	4,908	3,645	14,110	10,935
Interest expense, net of interest income	28,135	25,858	82,448	80,338
Amortization of deferred finance costs	1,295	1,201	3,880	3,207
Loan loss reserves, net of recoveries	—	—	—	(472)
Transaction related costs	—	811	11	1,672
Depreciation and amortization	35,927	34,366	106,997	100,029
Marketing, general and administrative	88	119	276	251
Total expenses	125,663	117,259	367,654	346,034
Income from continuing operations before equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, equity in net income from unconsolidated joint venture, and loss on early extinguishment of debt	14,510	10,427	50,220	27,974
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	—	(4,778)	—	1,011
Equity in net income from unconsolidated joint venture	480	183	1,327	969
Loss on early extinguishment of debt	—	—	(76)	—
Income from continuing operations	14,990	5,832	51,471	29,954
Net income from discontinued operations	1,358	855	4,244	3,052
Gain on sale of discontinued operations	13,787	—	13,787	—
Net income	30,135	6,687	69,502	33,006
Net income attributable to noncontrolling interests in other partnerships	(1,399)	(1,188)	(4,511)	(4,628)
Net income attributable to ROP common unitholder	$28,736	$5,499	$64,991	$28,378
Amounts attributable to ROP common unitholder:
Income from continuing operations	$13,591	$4,644	$46,960	$25,326
Discontinued operations	15,145	855	18,031	3,052
Net income	$28,736	$5,499	$64,991	$28,378

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to ROP common unitholder	$28,736	$5,499	$64,991	$28,378
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments	85	—	755	(49)
Comprehensive income attributable to ROP common unitholder	$28,821	$5,499	$65,746	$28,329

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner’s Capital Class A Common Units	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2012	$2,686,766	$357,667	$(4,925)	$3,039,508
Contributions	980,385	—		980,385
Distributions	(1,270,183)	(9,597)		(1,279,780)
Net income	64,991	4,511		69,502
Other comprehensive income			755	755
Balance at September 30, 2013	$2,461,959	$352,581	$(4,170)	$2,810,370

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
		As Adjusted
Operating Activities
Net income	$69,502	$33,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,864	107,585
Equity in net gain on sale of interest in unconsolidated joint venture	—	(1,011)
Equity in net income from unconsolidated joint venture	(1,327)	(969)
Distributions of cumulative earnings from unconsolidated joint venture	591	444
Loss on early extinguishment of debt	76	—
Loan loss reserves, net of recoveries	—	(472)
Deferred rents receivable	(12,542)	(13,998)
Gain on sale of discontinued operations	(13,787)	—
Other non-cash adjustments	(31,504)	(11,301)
Changes in operating assets and liabilities:
Restricted cash — operations	(2,266)	(3,198)
Tenant and other receivables	(3,464)	(4,671)
Deferred lease costs	(10,878)	(6,664)
Other assets	(25,283)	(18,608)
Accounts payable, accrued expenses and other liabilities	(5,903)	(6,250)
Deferred revenue and land leases payable	9,213	4,350
Net cash provided by operating activities	86,292	78,243
Investing Activities
Acquisition of real estate property	—	(277,060)
Additions to land, buildings and improvements	(39,484)	(28,379)
Restricted cash — capital improvements/acquisitions	(211,053)	(1,750)
Net proceeds from disposition of real estate/joint venture interest	211,048	44,297
Distributions in excess of cumulative earnings from unconsolidated joint venture	—	152
Preferred equity and other investment, net of repayments	(24,920)	7,777
Net cash used in investing activities	(64,409)	(254,963)
Financing Activities
Repayments of mortgage note and other loans payable	—	(1,880)
Proceeds from credit facility and senior unsecured notes	844,000	813,339
Repayments of credit facility and senior unsecured notes	(574,000)	(963,639)
Contributions from common unitholder	980,385	1,551,931
Distributions to noncontrolling interests in other partnerships	(9,597)	(10,460)
Distributions to common unitholder	(1,270,183)	(1,218,615)
Deferred loan costs and capitalized lease obligation	28	(287)
Net cash (used in) provided by financing activities	(29,367)	170,389
Net decrease in cash and cash equivalents	(7,484)	(6,331)
Cash and cash equivalents at beginning of period	34,035	26,645
Cash and cash equivalents at end of period	$26,551	$20,314

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$2,400	$2,316
Deferred leasing payable	1,096	1,912
Transfer of preferred equity investments	—	324,858
Transfer of other loans payable	—	50,000
Contributions from common unitholder	—	33,090
Redemption of Series E units	—	31,698
Capital leased asset	10,657	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

1. Organization and Basis of Presentation

Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995.  The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership.  The sole limited partner of ROP is the Operating Partnership.

ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties, and also owns land for future development, located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.

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

In connection with the closing of our 2011 revolving credit facility and 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

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

As of September 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	12	6,866,400	96.0%
Suburban	Consolidated properties	17	2,785,500	78.3%
		29	9,651,900	90.9%
 ______________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

At September 30, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2013, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.8 million.  As of September 30, 2013, we also held preferred equity investments and an investment

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $378.8 million.

Basis of Quarterly Presentation

The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at September 30, 2013 and December 31, 2012, the consolidated results of their operations for the three and nine months ended September 30, 2013 and 2012, their statement of capital for the nine months ended September 30, 2013 and their statement of cash flows for the nine months ended September 30, 2013 and 2012.  Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests.  ROP’s investments in joint ventures, where it owns less than a controlling interest, are reflected in the accompanying consolidated financial statements using the equity method of accounting.  The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our unconsolidated joint venture investments for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investment for impairment based on the joint venture’s projected discounted cash flows.  We do not believe that the values of any of our consolidated properties or equity investment were impaired at either September 30, 2013 or December 31, 2012.

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

We recognized an increase of approximately $5.5 million, $16.2 million, $4.2 million and $14.1 million in rental revenue for the three and nine months ended September 30, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.1 million, $0.4 million, $0.1 million and $0.4 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$199,845	$199,845
Accumulated amortization	(137,939)	(125,009)
Net	$61,906	$74,836
Identified intangible liabilities (included in deferred revenue):
Gross amount	$399,088	$399,088
Accumulated amortization	(254,216)	(227,637)
Net	$144,872	$171,451

Investments in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate the joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these joint ventures. This investment is recorded initially at cost, as investment in unconsolidated joint venture, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of this investment on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint venture over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint venture is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption of $315.0 million of existing debt by the purchaser, and recognized a gain of $1.0 million on the sale of this property. In January 2013, we, along with our joint venture partner, acquired a preferred equity interest in an entity that holds an interest in a retail property located in Manhattan. See Note 4, “Preferred Equity and Other Investment.”

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

consolidated balance sheets.  We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account.  The balance reflected on the consolidated balance sheets is net of such allowance.

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

Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

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

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge-off. We continue to assess or adjust our estimates based on the circumstances of a loan and the underlying collateral. If additional information is obtained that reflects an increased recovery of our investment, we will adjust our reserves accordingly. We recorded no loan loss reserves during the three and nine months ended September 30, 2013 and 2012. During the three and nine months ended September 30, 2012, we recorded zero and $0.5 million, respectively, in recoveries in connection with the sale of one of our debt investments. This is included in loan loss reserves, net of recoveries in the accompanying consolidated statements of income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in the New York Metropolitan area. See Note 4, “Preferred Equity and Other Investments.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut.  The tenants located in our buildings operate in various industries.  Other than two tenants who account for approximately 5.2% and 3.3% of our annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 3.2% of our annualized cash rent at September 30, 2013.  Approximately 19%, 11%, 10%, 10% and 9% of our annualized cash rent for the three months ended September 30, 2013 was attributable to 1185 Avenue of the Americas, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, respectively.

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

3. Property Disposition

In August 2013, we sold the property located at 333 West 34th, New York, New York for $220.3 million. We recognized a gain of $13.8 million on the sale. The $211.0 million net proceeds from the sale of this property are temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Like-Kind Exchange, and, as such, are included in restricted cash on the consolidated balance sheets at September 30, 2013.

Discontinued operations included the results of operations of real estate assets sold prior to September 30, 2013. This included 333 West 34th, which was sold in August 2013.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$1,422	$3,342	$9,671	$10,278
Escalation and reimbursement revenues	653	557	1,220	1,607
Total revenues	2,075	3,899	10,891	11,885
Operating expenses	576	1,370	3,049	3,783
Real estate taxes	141	228	611	701
Depreciation and amortization	—	1,446	2,987	4,349
Total expenses	717	3,044	6,647	8,833
Net income from discontinued operations	$1,358	$855	$4,244	$3,052

4. Preferred Equity and Other Investments

As of September 30, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.9% at September 30, 2013 (in thousands):

Type	September 30, 2013 Senior Financing	September 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Mandatory Redemption
Preferred equity	$70,000	$9,937	$9,927	October 2014
Preferred equity(1)(2)	525,000	107,723	99,768	July 2015
Preferred equity(1)(3)	55,747	24,426	18,925	April 2016
Preferred equity(1)	926,260	216,037	209,959	July 2016
	$1,577,007	$358,123	$338,579
______________________________

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)	In June 2013, the redemption date was extended from July 2014 to July 2015.

(3)	As of September 30, 2013, we were committed to fund an additional $1.4 million on this loan.

At September 30, 2013 and December 31, 2012, all preferred equity investments were performing in accordance with the terms of the loan agreements.

The Other Investment, which was acquired in January 2013 and is accounted for under the equity method of accounting, relates to our 40.0% interest in a joint venture that holds a preferred equity interest in an entity that owns a retail property located in Manhattan. The preferred equity investment bears interest at a rate of 8.75% per annum and matures in June 2016. As of September 30, 2013, our investment balance was $20.7 million.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

5. Mortgage Note and Other Loans Payable

The mortgage note and other loans payable collateralized by the property listed below and assignment of leases and investment at September 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	September 30, 2013	December 31, 2012
609 Partners, LLC(2)	5.00%	July 2014	$23	$23
Other loan payable(3)	8.00%	September 2019	50,000	50,000
919 Third Avenue(4)	5.12%	June 2023	500,000	500,000
			$550,023	$550,023

______________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2013.

(2)
As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E Preferred Units, or the Series E Units, with a liquidation of $1.00 per unit. As of September 30, 2013, approximately 63.8 million Series E Units had been redeemed.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

At September 30, 2013, the gross book value of the property and investment collateralizing the mortgage note and other loans payable was approximately $1.5 billion.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At September 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At September 30, 2013, the effective interest rate was 1.64% for revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of September 30, 2013, the facility fee was 30 basis points. At September 30, 2013, we had approximately $79.1 million of outstanding letters of credit, $340.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $0.9 billion under the 2012 credit facility.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.  No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2013 Unpaid Principal Balance	September 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,194	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,666	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,765	$1,030,690
 ______________________________

(1)	Interest on the senior unsecured notes is payable semi annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.000% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Principal Maturities

Combined aggregate principal maturities of mortgage note and other loans payable, revolving credit facility and term loan and senior unsecured notes as of September 30, 2013, including as-of-right extension options, were as follows (in thousands):

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loan and Senior Unsecured Notes	Total
2013 (3 months)	$—	$—	$—	$—	$—
2014	—	23	—	75,898	75,921
2015	—	—	—	7	7
2016	3,566	—	—	255,308	258,874
2017	7,411	—	—	—	7,411
Thereafter	47,430	491,593	340,000	1,100,000	1,979,023
	$58,407	$491,616	$340,000	$1,431,213	$2,321,236

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		As Adjusted		As Adjusted
Interest expense	$28,154	$25,881	$82,493	$80,392
Interest income	(19)	(23)	(45)	(54)
Interest expense, net	$28,135	$25,858	$82,448	$80,338
Interest capitalized	$—	$—	$—	$—

7. Partners’ Capital

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.

Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

8. Fair Value Measurements

We are required to disclose the fair value information about our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We measure our derivatives instruments at fair value on a recurring basis. The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

The financial assets and liabilities that are not measured at fair value on our consolidated balance sheet include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, preferred equity investments, and mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.

The following table provides the carrying value and fair value of these financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Preferred equity investments	$358,123	(1)	$338,579	(1)

Fixed rate debt	$1,610,788	$1,742,020	$1,610,713	$1,776,057
Variable rate debt	710,000	730,789	440,000	435,205
	$2,320,788	$2,472,809	$2,050,713	$2,211,262
____________________________________

(1)
Preferred equity investments had an estimated fair value ranging between $358.1 million and $393.9 million at September 30, 2013. At December 31, 2012, the preferred equity investments had an estimated fair value ranging between $300.0 million and $400.0 million.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

9. Financial Instruments: Derivatives and Hedging

In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.

As of September 30, 2013, the Company has designated an interest swap agreement on the $30.0 million portion of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2013 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(1,412)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the remaining term of the related senior unsecured notes. As of September 30, 2013 and December 31, 2012, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.8 million and $3.0 million, respectively.

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

The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of comprehensive income for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Loss or Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2013	2012		2013	2012		2013	2012
Interest Rate Swaps/Caps	$(149)	$(248)	Interest expense	$234	$248	Interest expense	$(2)	$—

The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2013	2012		2013	2012		2013	2012
Interest Rate Swaps/Caps	$44	$(786)	Interest expense	$711	$737	Interest expense	$(2)	$(2)

10. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.7 million, $2.3 million, $0.7 million and $2.1 million for the three and nine months ended September 30, 2013 and 2012, respectively.  We paid Alliance approximately $1.5 million, $4.0 million, $1.4 million and $3.8 million for the three and nine months ended September 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.8 million, $5.2 million, $1.7 million and $4.8 million for the three and nine months ended September 30, 2013 and 2012, respectively.

Insurance

We obtained insurance coverage through an insurance program administered by SL Green.  In connection with this program, we incurred insurance expense of approximately $1.3 million, $3.8 million, $1.2 million and $3.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

11. Commitments and Contingencies

Legal Proceedings
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

Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital lease and non-cancellable operating leases with initial terms in excess of one year as of September 30, 2013 (in thousands):

	Capital lease	Non-cancellable operating leases
2013 (3 months)	$537	$3,782
2014	2,147	15,127
2015	2,218	15,282
2016	2,361	15,592
2017	2,361	15,592
Thereafter	299,302	932,123
Total minimum lease payments	308,926	$997,498
Less amount representing interest	(281,837)
Present value of net minimum lease payments	$27,089

12. Segment Information

We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and preferred equity and other investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

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

Selected results of operations for the three and nine months ended September 30, 2013 and 2012 and selected asset information as of September 30, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity and Other Investment Segment	Total Company
Total revenues, including equity in net income from unconsolidated joint venture
Three months ended:
September 30, 2013	$130,749	$9,904	$140,653
September 30, 2012, As Adjusted	127,686	—	127,686
Nine months ended:
September 30, 2013	$389,254	$29,947	$419,201
September 30, 2012, As Adjusted	374,008	—	374,008
Income from continuing operations:
Three months ended:
September 30, 2013	$6,808	$8,182	$14,990
September 30, 2012, As Adjusted	5,832	—	5,832
Nine months ended:
September 30, 2013	$26,835	$24,636	$51,471
September 30, 2012, As Adjusted	29,485	469	29,954
Total assets:
As of:
September 30, 2013	$5,040,500	$379,834	$5,420,334
December 31, 2012	5,057,563	338,693	5,396,256

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

13. Subsequent Events

In November 2013, we closed on the acquisition of a mixed-use residential and commercial property located at 315 West 33rd Street for $386.8 million.

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

As of September 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	12	6,866,400	96.0%
Suburban	Consolidated properties	17	2,785,500	78.3%
		29	9,651,900	90.9%
______________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of September 30, 2013, we also own a development property encompassing approximately 104,000 square feet as well as an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at September 30, 2013, develop approximately 1.1 million square feet of office space and in which we had invested approximately $67.8 million. As of September 30, 2013, we also held preferred equity investments and an investment in an unconsolidated joint venture that holds a preferred equity interest in a retail property located in Manhattan with an aggregate book value of $378.8 million.

Critical Accounting Policies

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these policies during the nine months ended September 30, 2013.

Results of Operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

The following section compares the results of operations for the three months ended September 30, 2013 to the three months ended September 30, 2012 for the 29 consolidated properties owned by ROP.

(in millions)	2013	2012	$ Change	% Change
		As Adjusted
Rental revenue, net	$109,843	$106,217	$3,626	3.4%
Escalation and reimbursement	20,296	18,588	1,708	9.2%
Investment income	9,424	—	9,424	100.0%
Other income	610	2,881	(2,271)	(78.8)%
Total revenues	140,173	127,686	12,487	9.8%

Property operating expenses	60,218	54,904	5,314	9.7%
Transaction related costs	—	811	(811)	(100.0)%
Marketing, general and administrative	88	119	(31)	(26.1)%
	60,306	55,834	4,472	8.0%

Net operating income	79,867	71,852	8,015	11.2%

Interest expense, net of interest income	(29,430)	(27,059)	(2,371)	8.8%
Depreciation and amortization	(35,927)	(34,366)	(1,561)	4.5%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	—	(4,778)	4,778	100.0%
Equity in net income from unconsolidated joint venture	480	183	297	162.3%
Income from continuing operations	14,990	5,832	9,158	157.0%
Net income from discontinued operations	1,358	855	503	58.8%
Gain on sale of discontinued operations	13,787	—	13,787	100.0%
Net income	$30,135	$6,687	$23,448	350.7%

Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan portfolio was 96.0% at September 30, 2013 compared to 94.7% at September 30, 2012. Occupancy for our Suburban portfolio was 78.3% at September 30, 2013 compared to 79.5% at September 30, 2012. At September 30, 2013, approximately 4.3% and 0.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market rents on all our consolidated Manhattan and Suburban properties for leases that are expected to expire during the remainder of 2013 would be higher by approximately 11.5% and 18.0%, respectively, than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan and Suburban properties for leases that are scheduled to expire in all future years would be approximately 9.3% and 3.6% higher, respectively, than the existing in-place fully escalated rents.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

Rental revenue increased primarily as a result of the acquisition of 641 Sixth Avenue in September 2012 ($3.0 million).

Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.1 million) and operating escalations ($0.4 million) from non-acquisition properties and the acquisition of 641 Sixth Avenue ($0.2 million).

Investment Income
Investment income increased primarily as a result of the preferred equity investments that were transferred to us by SL Green in September 2012 ($9.4 million).

Other Income
Other income decreased primarily as a result of lower lease buy-out income ($1.2 million) and real estate tax refunds in 2012 ($1.1 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates from non-acquisition properties ($2.1 million), the extension and modification of the terms of the ground lease at 673 First Avenue in September 2012 ($1.2 million), the acquisition of 641 Sixth Avenue ($0.9 million) and repairs and maintenance ($0.5 million) and payroll costs ($0.3 million) from non-acquisition properties.

Transaction Related Costs
During the three months ended September 30, 2012, transaction related costs primarily included costs associated with the acquisition of 641 Sixth Avenue.

Interest Expense, Net of Interest Income
Interest expense, net of interest income increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 ($2.3 million) and the assumption of the $50.0 million loan ($1.0 million), which was transferred to us by SL Green in September 2012, partially offset by the repayment of debt at 609 Fifth Avenue ($1.3 million) and 110 East 42nd Street ($1.0 million) in December 2012.

Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 641 Sixth Avenue ($1.2 million) in September 2012.

Equity in Net Loss on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the three months ended September 30, 2012, we recognized a gain from the sale of One Court Square ($4.8 million).

Discontinued Operations
Discontinued operations for the three months ended September 30, 2013 included the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, as well as its results of operations. Prior year's results of operations were reclassified to discontinued operations to conform with the current presentation.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

The following section compares the results of operations for the nine months ended September 30, 2013 to the nine months ended September 30, 2012 for the 29 consolidated properties owned by ROP.

(in millions)	2013	2012	$ Change	% Change
		As Adjusted
Rental revenue, net	$329,931	$313,580	$16,351	5.2%
Escalation and reimbursement	55,732	55,685	47	0.1%
Investment income	28,620	—	28,620	100.0%
Other income	3,591	4,743	(1,152)	(24.3)%
Total revenues	$417,874	$374,008	$43,866	11.7%

Property operating expenses	174,042	161,009	13,033	8.1%
Loan loss reserves, net of recoveries	—	(472)	472	(100.0)%
Transaction related costs	11	1,672	(1,661)	(99.3)%
Marketing, general and administrative	276	251	25	10.0%
	174,329	162,460	11,869	7.3%

Net operating income	243,545	211,548	31,997	15.1%

Interest expense, net of interest income	(86,328)	(83,545)	(2,783)	3.3%
Depreciation and amortization	(106,997)	(100,029)	(6,968)	7.0%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	1,011	(1,011)	(100.0)%
Equity in net income from unconsolidated joint venture	1,327	969	358	36.9%
Loss on early extinguishment of debt	(76)	—	(76)	(100.0)%
Income from continuing operations	51,471	29,954	21,517	71.8%
Net income from discontinued operations	4,244	3,052	1,192	39.1%
Gain on sale of discontinued operations	13,787	—	13,787	100.0%
Net income	$69,502	$33,006	$36,496	110.6%

Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan portfolio was 96.0% at September 30, 2013 compared to 94.7% at September 30, 2012. Occupancy for our Suburban portfolio was 78.3% at September 30, 2013 compared to 79.5% at September 30, 2012. At September 30, 2013, approximately 4.3% and 0.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market rents on all our consolidated Manhattan and Suburban properties for leases that are expected to expire during the remainder of 2013 would be higher by approximately 11.5% and 18.0%, respectively, than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan and Suburban properties for leases that are scheduled to expire in future years would be approximately 9.3% and 3.6% higher, respectively, than the existing in-place fully escalated rents.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

Rental revenue increased primarily as a result of the acquisitions of 641 Sixth Avenue in September 2012 ($7.6 million) and 304 Park Avenue South in June 2012 ($5.4 million).

Escalation and reimbursement revenue was flat compared to prior year primarily as a result of higher real estate tax recoveries from non-acquisition properties ($1.4 million) and the acquisitions of 641 Sixth Avenue ($0.5 million) and 304 Park Avenue South ($0.5 million), partially offset by lower electric reimbursements ($1.7 million) and operating escalations ($0.7 million) from non-acquisition properties.

Investment Income
Investment income increased primarily as a result of the preferred equity investments that were transferred to us by SL Green in September 2012 ($28.6 million).

Other Income
Other income decreased primarily as a result of real estate tax refunds in 2012 ($1.1 million) and lower fee and other income ($0.6 million), partially offset by higher lease buy-out income ($0.6 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of the extension and modification of the terms of the ground lease at 673 First Avenue in September 2012 ($2.9 million), the acquisitions of 641 Sixth Avenue ($2.8 million) and 304 Park Avenue South ($2.1 million), and higher real estate taxes resulting from higher assessed values and tax rates ($2.1 million), payroll costs ($0.8 million) and repairs and maintenance ($0.8 million) from non-acquisition properties.

Interest Expense, Net of Interest Income
Interest expense, net of interest income increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 ($6.9 million) and the assumption of the $50.0 million loan ($3.1 million), partially offset by the repayment of debt at 609 Fifth Avenue ($4.9 million) and 110 East 42nd Street ($2.9 million) in December 2012.

Transaction Related Costs
During the nine months ended September 30, 2012, transaction related costs primarily included costs associated with the acquisitions of 304 Park Avenue South and 641 Sixth Avenue.

Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily as a result of the acquisitions of 304 Park Avenue South ($2.5 million) and 641 Sixth Avenue ($2.1 million) and the remaining increase primarily resulting from increased capital expenditures at the non-acquisition properties.

Equity in Net Gain on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the nine months ended September 30, 2012, we recognized a loss from the sale of One Court Square ($1.0 million)

Discontinued Operations
Discontinued operations for the nine months ended September 30, 2013 included the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, as well as its results of operations. Prior year's results of operations were reclassified to discontinued operations to conform with the current presentation.

Liquidity and Capital Resources

On January 25, 2007, we were acquired by SL Green. See Item 2 “Management’s Discussion and Analysis—Liquidity and Capital Resources” in SL Green and the Operating Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.

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

Cash and cash equivalents were $26.6 million and $20.3 million at September 30, 2013 and 2012, respectively, representing an increase of 6.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine months ended September 30,
	2013	2012	Increase (Decrease)
	As Adjusted
Net cash provided by operating activities	$86,292	$78,243	$8,049
Net cash used in investing activities	$(64,409)	$(254,963)	$190,554
Net cash (used in) provided by financing activities	$(29,367)	$170,389	$(199,756)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At September 30, 2013, our portfolio was 90.9% occupied. Our preferred equity investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisition of real estate	$277,060
Proceeds from sale of real estate	166,751
Capital expenditures and capitalized interest	(11,105)
Distributions from unconsolidated joint ventures	(152)
Preferred equity and other investment	(32,697)
Restricted cash — capital improvements/acquisitions	(209,303)
Decrease in net cash used in investments activities	$190,554

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $28.4 million for the nine months ended September 30, 2012 to $39.5 million for the nine months ended September 30, 2013. The increased capital expenditures relate primarily to costs incurred in connection with redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and asset sales.  During the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$391,519
Proceeds from debt obligations	30,661
Contributions from common unitholder	(571,546)
Distributions to common unitholder and noncontrolling interests	(50,705)
Deferred loan costs and capital lease obligation	315
Increase in net cash used in financing activities	$(199,756)

Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2013.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long-term indebtedness. At September 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At September 30, 2013, the effective interest rate was 1.64% for revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of September 30, 2013, the facility fee was 30 basis points. At September 30, 2013, we had approximately $79.1 million of outstanding letters of credit, $340.0 million million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $0.9 billion under the 2012 credit facility.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.  No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2013 and December 31, 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2013 Unpaid Principal Balance	September 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,194	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,666	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,765	$1,030,690
______________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.000% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our variable rate debt.  Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost by approximately $7.0 million.

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

Approximately $1.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of September 30, 2013 was based on a spread of LIBOR plus 145 basis points to LIBOR plus 165 basis points.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including our preferred equity investments.  These investments all have varying ownership structures.  Our off-balance sheet arrangements are discussed in Note 4, “Preferred Equity and Other Investment” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the three months ending December 31, 2013, we expect to incur approximately $46.7 million of capital expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on consolidated properties.  We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the affiliate approximately $0.7 million, $2.3 million, $0.7 million and $2.1 million for the three and nine months ended September 30, 2013 and 2012, respectively.  We paid Alliance approximately $1.5 million, $4.0 million, $1.4 million and $3.8 million for the three and nine months ended September 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green

Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties.  Such amount was approximately $1.8 million, $5.2 million, $1.7 million and $4.8 million for the three and nine ended September 30, 2013 and 2012, respectively.

Insurance

ROP gets insurance through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of September 30, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

•
Employment Practices Liability: As of September 16, 2013, Belmont insures a retention of $150,000 per occurrence in excess of $100,000 on a $10 million per occurrence and $10 million annual aggregate employment practices liability policy.

•
Errors and Omissions (Professional Liability): As of October 19, 2013, Belmont insures a retention of $225,000 per occurrence in excess of $25,000 on a $10.0 million per occurrence and $10.0 million annual aggregate employment practices liability policy.

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

In connection with this insurance program administered by SL Green, we incurred insurance expense of approximately $1.3 million, $3.8 million, $1.2 million and $3.5 million for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of September 30, 2013, we were not involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

10.1
Amended and Restated Employment and Noncompetition Agreement, dated as of September 12, 2013, by and between SL Green and Marc Holliday, incorporated by reference SL Green's Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.2
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between SL Green and Marc Holliday, incorporated by reference to SL Green's Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.3
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between SL Green and James Mead, incorporated by reference to SL Green's Form 8-K, dated October 28, 2013, filed with the SEC on October 28, 2013.*

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

______________________________

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.
By: WYOMING ACQUISITION GP LLC

		By:	/s/ James Mead
James Mead Treasurer
Date:	November 14, 2013