Form 10-K
period 2013-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2014-03-26
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 033-84580
RECKSON OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	11-3233647 (I.R.S. Employer Identification No.)
420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices—Zip Code)

(212) 594-2700
(Registrant's telephone number, including area code)
______________________________________________________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 25, 2014, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2014 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.

PART I
ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
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
As of December 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban commercial office properties:

Location	Ownership	Number of Buildings	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	12	6,866,400	94.6%
Suburban	Consolidated properties	17	2,785,500	79.1%
		29	9,651,900	90.2%
______________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.
As of December 31, 2013, our Manhattan properties were comprised of nine fee owned properties and three leasehold properties. As of December 31, 2013, our Suburban properties were comprised of 16 fee owned properties and one leasehold property. We refer to our Manhattan and Suburban office properties collectively as our Portfolio.
At December 31, 2013, we also own a mixed-use residential and commercial building encompassing approximately 493,000 square feet, a development property encompassing approximately 104,000 square feet and four separate development parcels that aggregated approximately 81 acres of land. As of December 31, 2013, we also held preferred equity investments with a book value of $369.4 million.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2013, our corporate staff consisted of approximately 278 persons, including 182 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of SL Green's business and growth strategies.
Competition
On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of SL Green's Manhattan office market overview.
Manhattan Office Market Overview
On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of SL Green's industry segments.
Employees
On January 25, 2007, ROP was acquired by SL Green. See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete description of SL Green's employees.

ITEM 1A.    RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County and Connecticut, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.
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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2013, approximately 2.7 million square feet, representing approximately 30.2% of the rentable square feet, are scheduled to expire by December 31, 2018 at our consolidated properties. As of December 31, 2013, these leases had annualized escalated rent totaling approximately $148.9 million. We also have leases with termination options beyond 2018. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and make distributions to SL Green could be adversely affected.
The expiration of long term leases or operating sublease interests could adversely affect our results of operations.
Our interests in the commercial office properties located at 1185 Avenue of the Americas, 673 First Avenue and 461 Fifth Avenue, in Manhattan and 1055 Washington Boulevard, Stamford, Connecticut are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of a fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2013, including our unilateral extension rights on each of the properties, is approximately 50 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of these properties at December 31, 2013 totaled approximately $125.1 million, or 29.9%, of our share of total Portfolio annualized cash rent.
Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2013 for consolidated properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 15.2% of our share of Portfolio annualized cash rent, with three tenants, Debevoise & Plimpton, LLP, Advance Magazine Group, Fairchild Publications and C.B.S. Broadcasting, Inc., accounting for approximately 5.1%, 2.9% and 2.6% of our share of Portfolio annualized cash rent, respectively. If current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.
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
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and make distributions to SL Green.
We face risks associated with property acquisitions.
We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to meet applicable closing conditions;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	acquired properties may fail to perform as we expected;

•	our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for new properties;

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

We may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

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
We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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
As of December 31, 2013, five of our properties, 1185 Avenue of the Americas, 1350 Avenue of the Americas, 919 Third Avenue, 810 Seventh Avenue and 750 Third Avenue, accounted for approximately 58.0% of our Portfolio annualized cash rent, and 1185 Avenue of the Americas alone accounted for approximately 19.5% of our Portfolio annualized cash rent. Our revenue and cash available to service our debt and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and make distributions to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy.
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
ROP is insured through a program administered by SL Green. SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes ROP assets. As of December 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
In connection with this program we incurred insurance expense of approximately $5.1 million, $4.6 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.
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
The total principal amount of our outstanding consolidated indebtedness was approximately $2.2 billion as of December 31, 2013, consisting of approximately $620.0 million under our 2012 credit facility, which is inclusive of our $400.0 million term loan, $1.0 billion under our senior unsecured notes and convertible notes, and approximately $550.0 million of non-recourse mortgage note and other loans payable. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2012 credit facility, which had $0.9 billion undrawn capacity as of December 31, 2013. Our 2012 credit facility in aggregate matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility component of the facility.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2014, approximately $75.9 million of corporate indebtedness will mature. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, and to discontinue insurance coverage, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our senior unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations, our ability to pay debt obligations and make distributions to SL Green.
Rising interest rates could adversely affect our cash flow.
Advances under our 2012 credit facility of approximately $620.0 million at December 31, 2013 bear interest at a variable rate. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $400.0 million term loan and had $0.9 billion available for draw as of December 31, 2013. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 165 basis points, respectively, at December 31, 2013. As of December 31, 2013, borrowings under our 2012 credit facility bore weighted average interest at 1.86%. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions. At December 31, 2013, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $5.9 million. Accordingly, increases in interest rates could adversely affect our ability to continue to service debt and make distributions to SL Green.
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
We owned preferred equity investments with an aggregate net book value of approximately $369.4 million at December 31, 2013. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt and make distributions to SL Green.
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
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. SL Green, including us, and our tenants accounted for approximately 17.2% of Alliance's 2013 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.
As of December 31, 2013, services were being provided by these entities to 12 of the properties owned by ROP.
Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.
Stephen L. Green, Marc Holliday, Andrew Mathias, Andrew Levine and James Mead entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development, management, leasing or financing of commercial office, multifamily residential and retail real estate in the New York City Metropolitan area. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than it otherwise might because of its desire to maintain an ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.
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
We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of Wyoming Acquisition GP LLC, or WAGP, the sole general partner of ROP, and Andrew Mathias, the president of SL Green. These officers have employment agreements which expire in January 2016 and December 2016, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.
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
Forward-Looking Statements May Prove Inaccurate
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2013, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2013, we owned or held interests in 12 consolidated commercial office properties encompassing approximately 6.9 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2013, our portfolio also included ownership interests in 17 consolidated commercial office properties located in Westchester County and Connecticut, or the Suburban commercial office properties, encompassing approximately 2.8 million rentable square feet.
At December 31, 2013, we also own a mixed-use residential and commercial building encompassing approximately 493,000 square feet, a development property encompassing approximately 104,000 square feet and an inventory of four separate development parcels that aggregated approximately 81 acres of land. As of December 31, 2013, we also held preferred equity investments with a book value of $369.4 million.
The following table sets forth certain information with respect to each of the consolidated Manhattan and Suburban office, retail and development properties in the portfolio as of December 31, 2013:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Percent Occupied	Annualized Cash Rent(1)	Percentage of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot(2)
MANHATTAN PROPERTIES
110 East 42nd Street	1921	Grand Central	215,400	2%	86.5%	$8,913,540	2%	23	$50.49
461 Fifth Avenue(3)	1988	Midtown	200,000	2	99.4%	16,529,484	4	14	$80.10
555 West 57th Street	1971	Midtown West	941,000	10	99.9%	33,901,044	8	10	$33.88
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	2	77.8%	14,042,124	3	11	$111.74
673 First Avenue(3)	1928/1990	Grand Central South	422,000	4	99.2%	21,004,836	5	7	$47.24
750 Third Avenue	1958/2006	Grand Central North	780,000	8	95.8%	41,437,956	10	28	$54.61
810 Seventh Avenue	1970	Times Square	692,000	7	92.0%	40,023,768	10	41	$59.96
919 Third Avenue—51.00%	1970	Grand Central North	1,454,000	15	90.3%	81,700,824	10	12	$62.07
1185 Avenue of the Americas(3)	1969	Rockefeller Center	1,062,000	11	95.2%	81,445,404	19	18	$79.40
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	6	99.5%	37,538,424	9	35	$65.57
304 Park Avenue South	1930	Midtown South	215,000	2	98.8%	11,923,104	3	15	$58.45
641 Sixth Avenue	1902	Midtown South	163,000	2	92.1%	8,380,860	2	7	$55.27
Total / Weighted Average Manhattan Consolidated Properties			6,866,400	71%	94.6%	$396,841,368	85%	221
SUBURBAN PROPERTIES
1100 King Street—1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1%	74.8%	$1,748,604	0%	2	$24.52
1100 King Street—2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	47.0%	1,355,964	0	3	$32.06
1100 King Street—3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	57.2%	1,705,944	0	3	$28.94
1100 King Street—4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	83.9%	1,817,040	0	9	$23.97
1100 King Street—5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	82.6%	1,801,620	1	9	$24.27
1100 King Street—6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	88.0%	2,662,596	1	4	$31.49
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	57.8%	2,854,680	1	8	$28.41
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	73.4%	2,682,720	1	10	$23.43
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	70.7%	4,246,380	1	10	$24.03
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	80.2%	4,535,136	1	8	$23.93

500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	90.3%	4,798,848	1	6	$24.80
140 Grand Street	1991	White Plains, Westchester	130,100	1	93.6%	3,988,068	1	13	$36.35
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	4	89.3%	12,155,160	3	17	$34.11
Westchester, NY Subtotal			2,135,100	23%		$46,352,760	11%	102
680 Washington—51.00%	1989	Stamford, Connecticut	133,000	1%	77.7%	$4,353,144	1	9	$42.62
750 Washington Boulevard—51.00%	1989	Stamford, Connecticut	192,000	2	93.3%	6,380,580	1	8	$40.52
1055 Washington Boulevard(3)	1987	Stamford, Connecticut	182,000	2	87.7%	6,111,048	1	21	$36.10
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	65.3%	3,028,464	1	19	$34.51
Connecticut Subtotal			650,400	6%		$19,873,236	4%	57
Total / Weighted Average Suburban Consolidated Properties			2,785,500	29%	79.1%	$66,225,996	15%	159
Portfolio Grand Total / Weighted Average			9,651,900	100%	90.2%	$463,067,364	100%	380
Portfolio Grand Total—ROP share of Annualized Cash Rent						$417,774,435
RETAIL AND DEVELOPMENT
Retail
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	100%	100%	14,779,822	—	10	$54.71
Total/Weighted Average Retail Properties			270,132	100%	100%	$14,779,822	—	10
Development
635 Sixth Avenue	1902	Midtown South	104,000	100%	—	—	—	—	—
Total/Weighted Average Development Properties			104,000	100%	—	—	—	—

Residential Properties	SubMarket	Usable Sq. Feet	Total Units	Percent Leased	Annualized Cash Rent(1)	Average Monthly Rent Per Unit
315 West 33rd Street - The Olivia	Penn Station	222,855	333	92.50%	$13,234,357	$3,772
____________________________________________________________________________

(1)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014 are approximately $10.4 million for our consolidated properties.

(2)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	We hold a leasehold interest in this property.
Historical Occupancy
SL Green has historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2013	92.5%	88.3%	89.1%
December 31, 2012	94.1%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
____________________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in the wholly-owned and joint venture properties in Manhattan owned by SL Green as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

SL Green has generally historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%
____________________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in the wholly-owned and joint venture properties owned by SL Green as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2018, the average annual rollover at our Manhattan consolidated properties is expected to be approximately 0.3 million square feet representing an average annual expiration rate of 5.1% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated properties, with respect to leases in place as of December 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	24	285,686	4.3%	$16,366,476	$57.29
2015	28	181,998	2.7	10,605,837	$58.27
2016	35	573,301	8.6	36,007,224	$62.81
2017	24	302,003	4.5	20,402,740	$67.56
2018	18	366,857	5.5	33,804,036	$92.14
2019	12	226,246	3.4	14,407,433	$63.68
2020	19	655,657	9.9	43,314,048	$66.06
2021	20	1,687,545	25.4	96,790,017	$57.36
2022	16	555,882	8.4	29,600,928	$53.25
2023 & thereafter	36	1,815,325	27.3	95,542,629	$52.63
Total/weighted average	232	6,650,500	100.0%	$396,841,368	$59.67
____________________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014, are reductions of approximately $8.0 million for the properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 31,452 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.
Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2018, the average annual rollover at our Suburban consolidated properties is expected to be approximately 0.2 million square feet, representing an average annual expiration rate of 8.8% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated properties with respect to leases in place as of December 31, 2013 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2014(3)	26	168,780	7.8%	$5,686,200	$33.69
2015	20	191,588	8.9	6,318,180	$32.98
2016	32	363,996	16.8	12,634,512	$34.71
2017	11	60,763	2.8	1,783,560	$29.35
2018	21	165,285	7.6	5,249,844	$31.76
2019	16	462,274	21.4	12,417,960	$26.86
2020	9	248,272	11.5	7,714,992	$31.07
2021	10	181,225	8.4	4,621,277	$25.50
2022	4	38,274	1.8	1,183,812	$30.93
2023 & thereafter	14	284,179	13.0	8,615,659	$30.32
Total/weighted average	163	2,164,636	100.0%	$66,225,996	$30.59
____________________________________________________________________________

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2013 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2013 for the 12 months ending December 31, 2014 are reductions of approximately $2.4 million for the suburban properties.

(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 3,483 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2013.
Tenant Diversification
At December 31, 2013, our portfolio was occupied by approximately 380 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the ten largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2013:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Cash Rent (%)
Debevoise & Plimpton, LLP	919 Third Avenue	96	619,353	6.4%	5.1%
Advance Magazine Group, Fairchild Publications	750 Third Avenue	86	286,622	3.0	2.9
C.B.S. Broadcasting, Inc.	555 West 57th Street	120	283,798	2.9	2.6
Schulte, Roth & Zabel LLP	919 Third Avenue	90	263,186	2.7	2.0
New York Presbyterian Hospital	673 First Avenue	92	232,772	2.4	2.5
BMW of Manhattan	555 West 57th Street	103	227,782	2.4	1.4
Amerada Hess Corp.	1185 Avenue of the Americas	168	181,569	1.9	3.0
The City University of New York - CUNY	555 West 57th Street	204	180,460	1.9	1.6
News America Incorporated	1185 Avenue of the Americas	83	161,722	1.7	3.4
King & Spalding	1185 Avenue of the Americas	142	159,943	1.7	3.3
Total/ Weighted Average(3)			2,597,207	27.0%	27.8%
____________________________________________________________________________

(1)	This list is not intended to be representative of our tenants as a whole.

(2)	Lease term from December 31, 2013 until the date of the last expiring lease for tenants with multiple leases.

(3)	Weighted average calculation based on total rentable square footage leased by each tenant.

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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2013, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 25, 2014, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
COMMON UNITS
No distributions have been declared by ROP subsequent to the Merger on January 25, 2007.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any Class A common units during the years ended December 31, 2013, 2012 and 2011 that were not registered under the Securities Act of 1933, as amended.
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
In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of the sale of a property located at 333 West 34th, New York, New York. As a result, we have reported revenue and expenses from this property as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income.
We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the property sold during 2013 and as of December 31, 2013.

	Years Ended December 31,
Operating Data (in thousands)	2013	2012	2011	2010	2009
Total revenues	$567,178	$513,176	$487,092	$480,664	$475,005
Operating expenses	120,443	113,482	113,479	108,394	106,826
Real estate taxes	96,079	89,238	82,727	79,363	76,283
Ground rent	19,017	17,098	14,549	14,600	14,589
Interest expense, net of interest income	110,132	108,566	82,422	70,827	68,357
Amortization of deferred finance costs	5,171	5,712	1,837	684	455
Depreciation and amortization	145,179	137,162	126,617	119,906	120,386
Loan loss reserves, net of recoveries	—	(472)	(2,425)	—	24,907
Transaction related costs	1,939	1,943	243	24	—
Marketing, general and administrative	354	339	346	493	563
Total expenses	498,314	473,068	419,795	394,291	412,366
Equity in net income from unconsolidated joint venture	3,942	966	497	711	1,109
Equity in net gain on sale of interest in unconsolidated joint venture	—	1,001	—	—	—
Depreciable real estate reserves	—	—	(5,789)	—	—
(Loss) gain on early extinguishment of debt	(76)	(6,904)	—	(1,202)	3,519
Income from continuing operations	72,730	35,171	62,005	85,882	67,267
Discontinued operations	18,000	3,835	2,873	(1,274)	(1,435)
Net income	90,730	39,006	64,878	84,608	65,832
Net income attributable to noncontrolling interests	(5,200)	(6,013)	(9,886)	(13,682)	(13,380)
Net income attributable to ROP common unitholder	$85,530	$32,993	$54,992	$70,926	$52,452

	As of December 31,
Balance Sheet Data (in thousands)	2013	2012	2011	2010	2009
Commercial real estate, before accumulated depreciation	$5,662,981	$5,395,935	$5,048,410	$4,918,508	$4,873,816
Total assets	5,586,619	5,398,691	4,857,717	4,825,754	4,879,419
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes	2,200,815	2,050,713	1,945,194	1,087,705	1,058,210
Total capital	3,108,443	3,039,508	2,601,834	3,398,551	3,431,178

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
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K and Item 8 of SL Green and the Operating Partnership's Annual Report on Form 10-K.
The New York City commercial real estate market continued to strengthen in 2013, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
SL Green has historically outperformed the Manhattan office market, and did so again in 2013. SL Green's Manhattan office property occupancy on same-store properties based on leases signed increased to 96.6% from 95.1% in the prior year. During 2013, SL Green signed office leases in Manhattan encompassing 5.2 million square feet, of which 4.3 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these 4.3 million square feet of signed Manhattan office leases that replaced previously occupied space was 9.5% for 2013.
New leasing activity in Manhattan in 2013 totaled 25.7 million square feet, slightly below the ten-year average but higher than 2012. Of the total 2013 leasing activity in Manhattan, the Midtown submarket accounted for approximately 16.0 million square feet, or 62.3%. Midtown's overall office vacancy increased from 10.3% at December 31, 2012 to 11.2% at December 31, 2013. However, 1.2 million square feet of new office space was added to the Midtown office inventory, with approximately 2.2 million square feet (0.6% of the total 395.3 million square foot Manhattan office inventory) currently under construction and scheduled to be placed in service by 2015 or early 2016.
Demand for space in certain sub-markets such as Midtown South and a lack of new supply created conditions in which asking rents for direct space in Midtown South increased during 2013 by 27.3% to $63.67 per square foot. Asking rents for direct space in Midtown increased during 2013 by 2.6% to $70.54 per square foot and have increased by 10.5% since the recessionary trough in in the first quarter of 2010. Over the same period, net effective rents (which take into consideration leasing concessions) have increased by 21.5%.
Assets Transfer
In connection with the closing of our 2011 revolving credit facility and 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 2011, and transferred three additional properties, with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
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
As of December 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban commercial office properties:

Location	Ownership	Number of Buildings	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	12	6,866,400	94.6%
Suburban	Consolidated properties	17	2,785,500	79.1%
		29	9,651,900	90.2%
______________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.
At December 31, 2013, we also own a mixed-use residential and commercial building encompassing approximately 493,000 square feet, a development property encompassing approximately 104,000 square feet and an inventory of development parcels that aggregated approximately 81 acres of land in four separate parcels on which we can, based on estimates at December 31, 2013, develop approximately 1.1 million square feet of office space and in which we have invested approximately $67.2 million. As of December 31, 2013, we also held preferred equity investments with a book value of $369.4 million.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2013.
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The values associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the accompanying consolidated balance sheets is net of such allowance.
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
Income recognition is generally suspended for preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the year ended December 31, 2013. We recorded loan loss reserves of zero and $0.7 million on investments held to maturity during the years ended December 31, 2012 and 2011, respectively. We also recorded recoveries of $0.5 million and $3.1 million during the years ended December 31, 2012 and 2011, respectively, in connection with the sale of our investments. This is included in loan loss reserves, net of recoveries on the accompanying consolidated statements of income.
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

Results of Operations
Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following section compares the results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 for the 29 consolidated properties owned by ROP. Any assets sold are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2013	2012	$ Change	% Change
Rental revenue, net	$443,535	$423,345	$20,190	4.8%
Escalation and reimbursement	75,814	74,496	1,318	1.8%
Investment income	43,226	9,497	33,729	355.2%
Other income	4,603	5,838	(1,235)	(21.2)%
Total revenues	$567,178	$513,176	$54,002	10.5%

Property operating expenses	235,539	219,818	15,721	7.2%
Loan loss reserves, net of recoveries	—	(472)	472	(100.0)%
Transaction related costs	1,939	1,943	(4)	(0.2)%
Marketing, general and administrative	354	339	15	4.4%
	237,832	221,628	16,204	7.3%

Net operating income	329,346	291,548	37,798	13.0%

Interest expense, net of interest income	(115,303)	(114,278)	(1,025)	0.9%
Depreciation and amortization	(145,179)	(137,162)	(8,017)	5.8%
Equity in net gain on sale of interest in unconsolidated joint venture	—	1,001	(1,001)	(100.0)%
Equity in net income from unconsolidated joint venture	3,942	966	2,976	308.1%
Loss on early extinguishment of debt	(76)	(6,904)	6,828	(98.9)%
Income from continuing operations	72,730	35,171	37,559	106.8%
Net income from discontinued operations	4,244	3,835	409	10.7%
Gain on sale of discontinued operations	13,756	—	13,756	—%
Net income	$90,730	$39,006	$51,724	132.6%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan portfolio was 94.6% at December 31, 2013 compared to 96.0% at December 31, 2012. Occupancy for our Suburban portfolio was 79.1% at December 31, 2013 compared to 79.5% at December 31, 2012. At December 31, 2013, approximately 4.3% and 7.8% of the space leased at our consolidated Manhattan and Suburban office properties, respectively, is expected to expire during 2014. Based on our estimates, the current market rents on all our consolidated Manhattan office properties for leases that are expected to expire during 2014 would be approximately 15.3% higher than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan properties for leases that are scheduled to expire in future years would be approximately 10.4% higher than the existing in-place fully escalated rents. Based on our estimates, the current market rents on all our consolidated Suburban office properties for leases that are expected to expire during 2014 would be approximately 7.3% lower than the existing in-place fully escalated rents while the current market rents on all our consolidated Suburban properties for leases that are scheduled to expire in future years would be approximately 3.1% higher than the existing in-place fully escalated rents.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
Rental revenue increased primarily as a result of the acquisitions of 641 Sixth Avenue in September 2012 ($8.1 million), 304 Park Avenue South in June 2012 ($4.8 million) and 315 West 33rd Street in November 2013 ($3.4 million).

Escalation and reimbursement revenue was flat compared to prior year primarily as a result of higher real estate tax recoveries from non-acquisition properties ($1.5 million) and the acquisitions of 641 Sixth Avenue ($0.7 million), 315 West 33rd Street ($0.6 million) and 304 Park Avenue South ($0.4 million), partially offset by lower electric reimbursements ($1.8 million) from non-acquisition properties.
Investment Income
Investment income increased primarily as a result of the preferred equity investments that were transferred to us by SL Green in September 2012 ($33.7 million).
Other Income
Other income decreased primarily as a result of real estate tax refunds in 2012 ($1.1 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($3.8 million) from non-acquisition properties, the acquisitions of 641 Sixth Avenue ($3.0 million), 304 Park Avenue South ($2.2 million) and 315 West 33rd Street ($1.8 million), the extension and modification of the terms of the ground lease at 673 First Avenue in September 2012 ($1.6 million), and increased payroll costs ($1.3 million), professional fees ($0.7 million), repairs and maintenance ($0.5 million) and contract maintenance ($0.5 million) from non-acquisition properties, partially offset by lower utility expenses ($0.9 million).
Interest Expense, Net of Interest Income
Interest expense, net of interest income increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 ($8.1 million) and the assumption of the $50.0 million loan ($3.1 million), partially offset by the repayment of debt at 609 Fifth Avenue ($6.2 million) and 110 East 42nd Street ($3.7 million) in December 2012.
Transaction Related Costs
Transaction related costs pertained to costs associated with the acquisitions of 315 West 33rd Street in 2013 as well as 304 Park Avenue South and 641 Sixth Avenue in 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily as a result of the acquisitions of 304 Park Avenue South ($2.1 million), 315 West 33rd Street ($0.9 million) and 641 Sixth Avenue ($0.6 million) and the remaining increase primarily resulting from increased capital expenditures at the non-acquisition properties.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture increased primarily as a result of the early redemption of the underlying preferred equity investment of our equity investment in 2013.
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the year ended December 31, 2012, we recognized a gain from the sale of One Court Square ($1.0 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2013 included the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, as well as its results of operations. Prior year's results of operations were reclassified to discontinued operations to conform with the current presentation.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
The following section compares the results of operations for the year ended December 31, 2012 to the year ended December 31, 2011 for the 30 consolidated properties owned by ROP. Any assets sold are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2012	2011	$ Change	% Change
Rental revenue, net	$423,345	$408,863	$14,482	3.5%
Escalation and reimbursement	74,496	71,044	3,452	4.9%
Investment income	9,497	3,077	6,420	208.6%
Other income	5,838	4,108	1,730	42.1%
Total revenues	$513,176	$487,092	$26,084	5.4%

Property operating expenses	219,818	210,755	9,063	4.3%
Loan loss reserves, net of recoveries	(472)	(2,425)	1,953	(80.5)%
Transaction related costs	1,943	243	1,700	699.6%
Marketing, general and administrative	339	346	(7)	(2.0)%
	221,628	208,919	12,709	6.1%

Net operating income	291,548	278,173	13,375	4.8%

Interest expense, net of interest income	(114,278)	(84,259)	(30,019)	35.6%
Depreciation and amortization	(137,162)	(126,617)	(10,545)	8.3%
Equity in net income from unconsolidated joint venture	966	497	469	94.4%
Equity in net gain on sale of interest in unconsolidated joint venture	1,001	—	1,001	—%
Depreciable real estate reserves	—	(5,789)	5,789	(100.0)%
Loss on early extinguishment of debt	(6,904)	—	(6,904)	—%
Income from continuing operations	35,171	62,005	(26,834)	(43.3)%
Net income from discontinued operations	3,835	2,873	962	33.5%
Gain on sale of discontinued operations	—	—	—	—%
Net income	$39,006	$64,878	$(25,872)	(39.9)%
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
The increase in rental revenues was also due to the acquisitions of 304 Park Avenue South in June 2012, 641 Sixth Avenue in September 2012 and 110 East 42nd Street in May 2011, which, in aggregate, contributed $11.7 million and $1.4 million of the total increase in rental and escalation and reimbursement revenues, respectively.
Investment Income and Other Income
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
Interest Expense, Net of Interest Income
The increase in interest expense, net of interest income, was primarily due to the issuances of $250.0 million aggregate principal amount of 5.00% senior notes due 2018 in August 2011 and $200.0 million aggregate principal amount of 4.50% senior notes due 2022 in November 2012, and our, SL Green's and the Operating Partnership's entry into a new $1.5 billion revolving credit facility in November 2011, which was later replaced with a $1.6 billion credit facility in November 2012, as well as the refinancing of 919 Third Avenue in June 2011.
Depreciation and Amortization Expense
The increase in depreciation and amortization expense was attributable to the depreciation on newly acquired properties including 304 Park Avenue South ($3.1 million) in June 2012, 635-641 Sixth Avenue ($2.6 million) in September 2012 and 110 East 42nd Street ($1.2 million) in May 2011 as well as an increase in capital expenditures at the properties in the ROP portfolio.
Equity in Net Income of Unconsolidated Joint Venture
The increase in equity in net income of unconsolidated joint venture was due to higher net income contribution during the period prior to the sale of One Court Square in July 2012.
Loan Loss Reserves, Net of Recoveries
Loan loss reserves, net of recoveries, was attributable to the partial recovery of reserves upon sale of debt investments in March 2012 and February 2011 which was reduced by a $0.7 million reserve recorded in 2011. No loan loss reserves were recorded in 2012.
Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
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
Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our preferred equity investment program will continue to serve as a source of operating cash flow.
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
Cash and cash equivalents were $39.7 million and $34.0 million at December 31, 2013 and 2012, respectively, representing an increase of $5.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Years ended December 31,
	2013	2012	Increase (Decrease)
Net cash provided by operating activities	$135,959	$148,815	$(12,856)
Net cash used in investing activities	$(257,585)	$(274,920)	$17,335
Net cash provided by financing activities	$127,292	$133,495	$(6,203)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At December 31, 2013, our portfolio was 90.2% occupied. Our preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2013, when compared to the year ended December 31, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(109,715)
Capital expenditures and capitalized interest	(32,345)
Net proceeds from sale of real estate/joint venture interest	166,751
Distributions from unconsolidated joint ventures	19,774
Preferred equity and other investments	(22,921)
Restricted cash—capital improvements	(4,209)
Decrease in net cash used in investing activities	$17,335
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $43.1 million for the year ended December 31, 2012 compared to $75.4 million for the year ended December 31, 2013. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the year ended December 31, 2013, when compared to the year ended December 31, 2012, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$657,264
Proceeds from debt obligations	(587,480)
Contributions from common unitholder	75,821
Distributions to common unitholder and noncontrolling interests	(159,652)
Deferred loan costs	7,844
Decrease in cash provided by financing activities	$(6,203)
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
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At December 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At December 31, 2013, the effective interest rate was 1.62% for the revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of December 31, 2013, the facility fee was 30 basis points. At December 31, 2013, we had approximately $74.6 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of approximately $905.4 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of SL Green's is an obligor under the 2012 credit facility.
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
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2013 and 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2013 Unpaid Principal Balance	December 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,206	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,681	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,792	$1,030,690
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

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
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2013 and 2012, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $5.8 million.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
Approximately $1.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of December 31, 2013 was based on LIBOR plus a spread ranging from 145 basis points to 165 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgage note and other loans payable, our 2012 credit facility and senior unsecured notes (net of discount), including extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2013 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Property mortgage and other loans payable	$23	$—	$3,566	$7,411	$7,799	$531,224	$550,023
Revolving credit facility	—	—	—	220,000	—	—	220,000
Term loan and senior unsecured notes	75,898	7	255,308	—	650,000	450,000	1,431,213
Capital lease	2,147	2,218	2,361	2,361	2,361	296,941	308,389
Ground leases	15,127	15,282	15,592	15,592	15,592	916,531	993,716
Estimated interest expense	100,613	99,696	96,100	93,840	73,799	168,926	632,974
Total	$193,808	$117,203	$372,927	$339,204	$749,551	$2,363,622	$4,136,315
Off-Balance Sheet Arrangements
We have a number of off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 4, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2014, we expect to incur capital expenditures consisting of approximately $38.5 million of recurring expenditures and $24.7 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.
Thereafter, we expect our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Approximately $3.0 million, $3.4 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, was earned by our affiliate from this profit participation. We recorded expenses of approximately $6.0 million, $5.3 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $7.4 million, $6.7 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Insurance
SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of December 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second property portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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

We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $5.1 million, $4.6 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies-Accounting Standards Updates" in the accompanying consolidated financial statements.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the Company's ability to comply with financial covenants in our debt instruments;

•	SL Green's ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the continuing threat of terrorist attacks, in particular in the New York Metropolitan area and on our tenants;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

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

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 contain additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk," for additional information regarding our exposure to interest rate fluctuations.
The table below presents the principal cash flows based upon maturity dates of our debt obligations and preferred equity investments and the weighted-average interest rates by expected maturity date, including as-of-right extension options, as of December 31, 2013 (amounts in thousands):

	Long-Term Debt				Preferred Equity Investments(1)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2014	$75,921	5.67%	$—	1.81%	$—	—%
2015	7	5.66	—	2.12	115,198	14.86
2016	258,874	5.79	—	3.11	244,226	9.20
2017	7,411	5.96	220,000	4.27	9,940	8.86
2018	287,799	6.05	370,000	4.84	—	—
Thereafter	981,225	5.34	—	—	—	—
Total	$1,611,237	5.66%	$590,000	2.83%	$369,364	10.95%
Fair Value	$1,714,721		$607,865
______________________________________________________________________

(1)	Preferred equity investments had an estimated fair value of approximately $400.0 million as of December 31, 2013.
The table below lists all of our derivative instruments, which are hedging variable rate debt and their related fair value as of December 31, 2013 (amounts in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	2012 credit facility	LIBOR	30,000	2.295%	July 2010	June 2016	$1,293

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

       Report of Independent Registered Public Accounting Firm
The Partners of Reckson Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 25, 2014

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2013	December 31, 2012
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,034,052	$954,731
Building and improvements	3,823,803	3,646,736
Building leasehold and improvements	782,260	782,260
Property under capital lease	22,866	12,208
	5,662,981	5,395,935
Less: accumulated depreciation	(849,331)	(742,659)
	4,813,650	4,653,276
Cash and cash equivalents	39,701	34,035
Restricted cash	25,457	21,074
Tenant and other receivables, net of allowance of $4,005 and $4,873 in 2013 and 2012, respectively	16,316	15,582
Deferred rents receivable, net of allowance of $15,199 and $16,501 in 2013 and 2012, respectively	159,485	150,535
Preferred equity and other investments, net of discounts and deferred origination fees of $1,772 and $2,217 in 2013 and 2012, respectively	369,364	338,579
Deferred costs, net of accumulated amortization of $52,396 and $40,303 in 2013 and 2012, respectively	87,703	91,400
Other assets	74,943	94,210
Total assets	$5,586,619	$5,398,691
Liabilities
Mortgage note and other loans payable	$550,023	$550,023
Revolving credit facility	220,000	70,000
Term loan and senior unsecured notes	1,430,792	1,430,690
Accrued interest payable and other liabilities	27,479	27,801
Accounts payable and accrued expenses	39,782	50,692
Deferred revenue	138,995	173,814
Capitalized lease obligation	27,223	17,186
Deferred land leases payable	21,621	20,566
Security deposits	22,261	18,411
Total liabilities	2,478,176	2,359,183
Commitments and contingencies	—	—
Capital
General partner capital	2,761,645	2,686,766
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,981)	(4,925)
Total ROP partner's capital	2,757,664	2,681,841
Noncontrolling interests in other partnerships	350,779	357,667
Total capital	3,108,443	3,039,508
Total liabilities and capital	$5,586,619	$5,398,691

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues
Rental revenue, net	$443,535	$423,345	$408,863
Escalation and reimbursement	75,814	74,496	71,044
Investment income	43,226	9,497	3,077
Other income	4,603	5,838	4,108
Total revenues	567,178	513,176	487,092
Expenses
Operating expenses, including $18,312 (2013), $16,479 (2012) and $15,038 (2011) of related party expenses	120,443	113,482	113,479
Real estate taxes	96,079	89,238	82,727
Ground rent	19,017	17,098	14,549
Interest expense, net of interest income	110,132	108,566	82,422
Amortization of deferred financing costs	5,171	5,712	1,837
Depreciation and amortization	145,179	137,162	126,617
Loan loss reserves, net of recoveries	—	(472)	(2,425)
Transaction related costs	1,939	1,943	243
Marketing, general and administrative	354	339	346
Total expenses	498,314	473,068	419,795
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, depreciable real estate reserves and loss on early extinguishment of debt	68,864	40,108	67,297
Equity in net income from unconsolidated joint ventures	3,942	966	497
Equity in net gain on sale of interest in unconsolidated joint venture	—	1,001	—
Depreciable real estate reserves	—	—	(5,789)
Loss on early extinguishment of debt	(76)	(6,904)	—
Income from continuing operations	72,730	35,171	62,005
Net income from discontinued operations	4,244	3,835	2,873
Gain on sale of discontinued operations	13,756	—	—
Net income	90,730	39,006	64,878
Net income attributable to noncontrolling interests in other partnerships	(5,200)	(6,013)	(9,886)
Net income attributable to ROP common unitholder	$85,530	$32,993	$54,992
Amounts attributable to ROP common unitholder:
Income from continuing operations	$67,530	$29,158	$52,119
Discontinued operations	18,000	3,835	2,873
Net income attributable to ROP common unitholder	$85,530	$32,993	$54,992

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income attributable to ROP common unitholder	$85,530	$32,993	$54,992
Other comprehensive income (loss):
Change in net unrealized gain (loss) on derivative instruments	944	192	(5,117)
Comprehensive income attributable to ROP common unitholder	$86,474	$33,185	$49,875

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2010	$2,901,149	$—	$497,402	$—	$3,398,551
Contributions	823,171	—	—	—	823,171
Distributions	(1,536,468)	—	(143,181)	—	(1,679,649)
Net income	54,992	—	9,886	—	64,878
Other comprehensive loss	—	—	—	(5,117)	(5,117)
Balance at December 31, 2011	2,242,844	—	364,107	(5,117)	2,601,834
Contributions	2,374,499	—	—	—	2,374,499
Distributions	(1,963,570)	—	(12,453)	—	(1,976,023)
Net income	32,993	—	6,013	—	39,006
Other comprehensive income	—	—	—	192	192
Balance at December 31, 2012	2,686,766	—	357,667	(4,925)	3,039,508
Contributions	2,112,936	—	—	—	2,112,936
Distributions	(2,123,587)	—	(12,088)	—	(2,135,675)
Net income	85,530	—	5,200	—	90,730
Other comprehensive income	—	—	—	944	944
Balance at December 31, 2013	$2,761,645	$—	$350,779	$(3,981)	$3,108,443

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$90,730	$39,006	$64,878
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,337	148,669	134,088
Equity in net gain on sale of interest in unconsolidated joint venture	—	(1,001)	—
Equity in net income from unconsolidated joint venture	(3,942)	(966)	(497)
Distributions of cumulative earnings from unconsolidated joint venture	3,942	444	497
Loss on early extinguishment of debt	76	6,904	—
Loan loss reserves, net of recoveries	—	(472)	(2,425)
Depreciable real estate reserves	—	—	5,789
Gain on sale of discontinued operations	(13,756)	—	—
Deferred rents receivable	(16,442)	(18,821)	(27,020)
Other non-cash adjustments	(46,581)	(20,867)	(20,487)
Changes in operating assets and liabilities:
Restricted cash—operations	(4,378)	(1,787)	(3,300)
Tenant and other receivables	64	(2,945)	(993)
Deferred lease costs	(18,476)	(9,235)	(13,306)
Other assets	(3,664)	(826)	(2,773)
Accounts payable, accrued expenses and other liabilities	(8,974)	7,884	3,086
Deferred revenue and land leases payable	4,023	2,828	(1,173)
Net cash provided by operating activities	135,959	148,815	136,364

Investing Activities
Acquisitions of real estate property	(386,775)	(277,060)	(2,744)
Additions to land, buildings and improvements	(75,417)	(43,072)	(51,445)
Restricted cash—capital improvements	(5)	4,204	(1,529)
Distributions in excess of cumulative earnings from unconsolidated joint venture	19,926	152	769
Net proceeds from disposition of real estate/joint venture interest	211,048	44,297	—
Debt and preferred equity and other investments, net of repayments	(26,362)	(3,441)	28,400
Net cash used in investing activities	(257,585)	(274,920)	(26,549)

Financing Activities
Proceeds from mortgage note and other loans payable	—	—	500,000
Repayments of mortgage note and other loans payable	—	(192,980)	(222,293)
Proceeds from credit facility and senior unsecured notes	1,164,000	1,751,480	599,543
Repayments of credit facility and senior unsecured notes	(1,014,000)	(1,478,284)	(84,823)
Contributions from common unitholder	2,112,936	2,037,115	804,229
Distributions to noncontrolling interests in other partnerships	(12,088)	(12,453)	(143,181)
Distributions to common unitholder	(2,123,587)	(1,963,570)	(1,536,468)
Deferred loan costs and capitalized lease obligation	31	(7,813)	(24,626)
Net cash provided by (used in) financing activities	127,292	133,495	(107,619)
Net increase in cash and cash equivalents	5,666	7,390	2,196
Cash and cash equivalents at beginning of year	34,035	26,645	24,449
Cash and cash equivalents at end of year	$39,701	$34,035	$26,645

Supplemental Cash Flow Disclosure
Interest paid	$109,229	$107,902	$78,693

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$2,981	$619	$2,646
Deferred leasing payable	1,589	1,332	1,813
Capital leased asset	10,657	—	—
Change in fair value of hedge	588	165	1,716
Transfer of treasury lock hedge	—	—	3,591
Contributions from common unitholder	—	33,090	—
Transfer of commercial real estate property, net	—	—	77,667
Transfer of preferred equity investments	—	324,858	15,697
Transfer of mortgage note and other loans payable	—	50,023	65,000
Redemption of Series E units of limited partnership interest of the Operating Partnership	—	31,698	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2013

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in the New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
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
In connection with the closing of our 2011 revolving credit facility and 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred five properties, with total assets aggregating to $683.8 million at November 1, 2011 and transferred three additional properties with total assets aggregating to $320.2 million at December 31, 2012, to ROP. Under the Business Combinations guidance, these were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value. These transfers are required to be recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
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
As of December 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban commercial office properties:

Location	Ownership	Number of Buildings	Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Manhattan	Consolidated properties	12	6,866,400	94.6%
Suburban	Consolidated properties	17	2,785,500	79.1%
		29	9,651,900	90.2%
______________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.
At December 31, 2013, we also own a mixed-use residential and commercial building encompassing approximately 493,000 square feet (unaudited), a development property encompassing approximately 104,000 square feet (unaudited) and an inventory of four separate development parcels that aggregated approximately 81 acres (unaudited) of land. As of December 31, 2013, we also held preferred equity investments with a book value of $369.4 million.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments. See Note 5, "Preferred Equity and Other Investments." ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated.
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
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4, "Property Dispositions."
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
Depreciation expense (including amortization of capital lease asset) amounted to approximately $131.9 million, $125.1 million and $118.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our consolidated properties were impaired at December 31, 2013.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell.
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
Results of operations of properties acquired are included in the consolidated statements of income from the date of acquisition.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The values associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.
We recognized increases of approximately $21.4 million, $20.2 million and $22.5 million in rental revenue for the years ended December 31, 2013, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized an increase (reduction) in interest expense for the amortization of above-market rate mortgages assumed of approximately $0.5 million, $0.7 million and $(1.2) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$199,845	$199,845
Accumulated amortization	(142,277)	(125,009)
Net	$57,568	$74,836
Identified intangible liabilities (included in deferred revenue):
Gross amount	$399,088	$399,088
Accumulated amortization	(262,642)	(227,637)
Net	$136,446	$171,451

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2014	$7,461
2015	6,225
2016	6,279
2017	6,320
2018	6,325
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2014	$4,574
2015	3,950
2016	2,832
2017	2,010
2018	1,308
Investment in Unconsolidated Joint Ventures
We account for our investment in the unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless the joint venture is determined to be a VIE and we are the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5, "Preferred Equity and Other Investments."
We assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. During the years ended December 31, 2013 and 2012, we did not record any impairment charge on any of our investments in unconsolidated joint ventures. During the year ended December 31, 2011, we recorded a $5.8 million impairment charge on one of our equity investments, which we sold in July 2012. These charges are included in depreciable real estate reserves in the consolidated statements of income.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

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
Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record the amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheets is net of such allowance.
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
Income recognition is generally suspended for preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the year ended December 31, 2013. We recorded loan loss reserves of zero and $0.7 million on investments held to maturity during the years ended December 31, 2012 and 2011, respectively. We also recorded recoveries of $0.5 million and $3.1 million during the years ended December 31, 2012 and 2011, respectively, in connection with the sale of our investments. This is included in loan loss reserves, net of recoveries on the consolidated statements of income.
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land leases payable on the consolidated balance sheets.
Income Taxes
No provision has been made for income taxes in the consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.
Earnings per Unit
Earnings per unit was not computed in 2013, 2012 and 2011 as there were no outstanding common units held by third parties at December 31, 2013, 2012 and 2011.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Exchangeable Debt Instruments
The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at our comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
Fair Value Measurements
See Note 9, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in the New York Metropolitan area. See Note 5, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut. The tenants located in our buildings operate in various industries. Other than two tenants who account for approximately 5.1% and 3.4% of our share of annualized cash rent, respectively, no other tenant in the portfolio accounted for more than 3.3% of our annualized cash rent, including our share of joint venture annualized cash rent at December 31, 2013. Approximately 19.5%, 10.0%, 9.9%, 9.6% and 9.0% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue and 1350 Avenue of the Americas, respectively, for the year ended December 31, 2013.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations, to reclassify deferred origination fees from deferred income to preferred equity investments and to reclassify contingent liabilities relating to operating escalation reimbursements from tenant and other receivables, net of allowance to accrued interest and other liabilities.
Accounting Standards Updates
In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance was effective as of the first quarter of 2012, and its adoption did not have a material impact on our consolidated financial statements.
In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance was effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.
3. Property Acquisitions
2013 Acquisitions
In November 2013, we acquired a 492,987 square foot (unaudited) mixed-use residential and commercial property, consisting of 333 apartment units and 270,132 square feet (unaudited) of commercial space, located at 315 West 33rd Street for $386.8 million.
2012 Acquisitions
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	315 West 33rd Street (1)	635 and 641 Sixth Avenue	304 Park Avenue South
Acquisition date	November 2013	September 2012	June 2012

Land	$116,033	$69,848	$54,189
Building	270,742	104,474	75,619
Above market lease value	—	—	2,824
Acquired in-place leases	—	7,727	8,265
Other assets, net of other liabilities	—	—	—
Assets acquired	386,775	182,049	140,897
Below market lease value	—	9,049	5,897
Liabilities assumed	—	9,049	5,897
Purchase price allocation	$386,775	$173,000	$135,000
Net consideration funded by us at closing	$386,775	$173,000	$135,000
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—
______________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

4. Property Dispositions
In August 2013, we sold the property located at 333 West 34th Street, New York, New York for $220.3 million. We recognized a gain of $13.8 million on the sale, which is net of a $3.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.
Discontinued operations includes the results of operations of real estate assets sold prior to December 31, 2013. This included 333 West 34th Street, which was sold in August 2013.
The following table summarizes net income from discontinued operations for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues
Rental revenue	$9,671	$13,620	$12,612
Escalation and reimbursement revenues	1,220	2,013	1,853
Total revenues	10,891	15,633	14,465
Operating expenses	3,049	5,067	4,847
Real estate taxes	611	936	1,111
Depreciation and amortization	2,987	5,795	5,634
Total expenses	6,647	11,798	11,592
Net income from discontinued operations	$4,244	$3,835	$2,873

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

5. Preferred Equity and Other Investments
Preferred Equity Investments
As of December 31, 2013 and 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.91% at December 31, 2013 (in thousands):

Type	December 31, 2013 Senior Financing	December 31, 2013 Carrying Value (1)	December 31, 2012 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity	$70,000	$9,940	$9,927	October 2014
Preferred equity(2)(3)	525,000	115,198	99,768	July 2015
Preferred equity(3)(4)	55,747	25,896	18,925	April 2016
Preferred equity(3)	926,260	218,330	209,959	July 2016
	$1,577,007	$369,364	$338,579
______________________________________________________________________

(1)	Balance is net of discounts and deferred origination fees.

(2)	In June 2013, the redemption date was extended from July 2014 to July 2015.

(3)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(4)	As of December 31, 2013, the loan is fully funded.
At December 31, 2013 and 2012, all preferred equity investments were performing in accordance with the terms of the loan agreements.
Other Investments
Other investments pertained to investments accounted for under the equity method of accounting.
In January 2013, we, along with our joint venture partner, formed a joint venture that holds a preferred equity interest in an entity that owns a retail property located in Manhattan. The underlying preferred equity investment bore interest at a rate of 8.75% per annum. We held 40.0% interest or $20.0 million initial investment in the joint venture. In December 2013, the preferred equity investment was redeemed and its net proceeds were distributed to us and our joint venture partner.
Prior to July 2012, we also held a 30.0% interest in a joint venture that owned a property located at One Court Square, Long Island City, New York. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. In July 2012, the property was sold for $481.1 million, which included the assumption of $315.0 million of existing debt by the purchaser. We recognized a gain of $1.0 million on sale of this property.
6. Mortgage Note and Other Loans Payable
The first mortgage note and other loans payable collateralized by the property, assignment of leases and investment at December 31, 2013 and 2012, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2013	December 31, 2012
609 Partners, LLC(2)	5.00%	July 2014	$23	$23
Other loan payable(3)	8.00%	September 2019	50,000	50,000
919 Third Avenue(4)	5.12%	June 2023	500,000	500,000
			$550,023	$550,023
______________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2013.

(2)	This loan relates to the remaining 22,658 units of the Operating Partnership's 5.0% Series E Preferred Units, with a liquidation of $1.00 per unit, which was issued as part of an acquisition.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
At December 31, 2013, the gross book value of the property and preferred equity investment collateralizing the mortgage note and other loans payable was approximately $1.5 billion.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

7. Corporate Indebtedness
2012 Credit Facility
In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions. The term loan facility matures on March 30, 2018.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At December 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At December 31, 2013, the effective interest rate was 1.62% for the revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of December 31, 2013, the facility fee was 30 basis points. At December 31, 2013, we had approximately $74.6 million of outstanding letters of credit, $220.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of approximately $905.4 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of SL Green's is an obligor under the 2012 credit facility.
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
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2013 and 2012, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2013 Unpaid Principal Balance	December 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)	255,308	255,206	255,165	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,681	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(4)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,792	$1,030,690
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

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
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2013 and 2012, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgage note and other loans payable, revolving credit facility and term loan and senior unsecured notes as of December 31, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term loan and Senior Unsecured Notes	Total
2014	$—	$23	$—	$75,898	$75,921
2015	—	—	—	7	7
2016	3,566	—	—	255,308	258,874
2017	7,411	—	220,000	—	227,411
2018	7,799	—	—	650,000	657,799
Thereafter	39,630	491,594	—	450,000	981,224
	$58,406	$491,617	$220,000	$1,431,213	$2,201,236
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest expense	$110,190	$108,634	$82,516
Interest income	(58)	(68)	(94)
Interest expense, net	$110,132	$108,566	$82,422
Interest capitalized	$—	$—	$—
8. Partners' Capital
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2013 and 2012, respectively (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Preferred equity investments	$369,364	(1)	$338,579	(1)

Fixed rate debt	$1,610,815	$1,714,721	$1,610,713	$1,776,057
Variable rate debt	590,000	607,865	440,000	435,205
	$2,200,815	$2,322,586	$2,050,713	$2,211,262
____________________________________

(1)
Preferred equity investments had an estimated fair value of approximately $400.0 million as of December 31, 2013. For the year ended December 31, 2012, preferred equity investments had an estimated fair value ranging between $300.0 million and $400.0 million .

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
10. Financial Instruments: Derivatives and Hedging
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
As of December 31, 2013, the Company has designated an interest swap agreement on the $30.0 million portion of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2013 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$1,293
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the remaining term of the related senior unsecured notes. As of December 31, 2013 and 2012, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.7 million and $3.1 million, respectively.
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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) or Recognized into Income (Ineffective Portion)
	Years Ended December 31,				Years Ended December 31,				Years Ended December 31,
Derivative	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest Rate Swaps/Caps	$—	$(794)	$(5,924)	Interest expense	$944	$986	$807	Interest expense	$3	$3	$(16)
11. Rental Income
We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2014 to 2030. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2013 for the consolidated properties, including consolidated joint venture properties, are as follows (in thousands):

Consolidated Properties
2014	$418,623
2015	409,844
2016	381,065
2017	347,924
2018	323,224
Thereafter	1,280,624
$3,161,304

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

12. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Approximately $3.0 million, $3.4 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, was earned by our affiliate from profit participation. We recorded expenses of approximately $6.0 million, $5.3 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $7.4 million, $6.7 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $5.1 million, $4.6 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
13. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011, September 28, 2012 and September 28, 2013, the actuary certified that for the plan years beginning July 1, 2011, July 1, 2012 and July 1, 2013, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, the Pension Plan received contributions from employers totaling $221.9 million, $212.7 million and $201.3 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended December 31, 2013, 2012 and 2011, the Health Plan received contributions from employers totaling $923.5 million, $893.3 million and $843.2 million, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

Contributions we made to the multi-employer plans for the years ended December 31, 2013, 2012 and 2011 are included in the table below (in thousands):

	Years Ended December 31,
Benefit Plan	2013	2012	2011
Pension Plan	$1,084	$1,004	$975
Health Plan	3,346	3,165	2,933
Other plans	2,477	2,431	2,465
Total plan contributions	$6,907	$6,600	$6,373

14. Commitments and Contingencies
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
Ground and Capital Leases Arrangements
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
The property located at 673 First Avenue, which was transferred to ROP at December 31, 2012, has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease. The initial lease term was 49 years with an option for an additional 25 years. In November 2012, the lease was extended to August 2087, an additional 50 years past its scheduled 2037 expiration date, with an effective date of September 2012. We continue to lease the property located at 673 First Avenue, which has been classified as a capital lease with a cost basis of $22.9 million and cumulative amortization of $6.5 million and $6.3 million at December 31, 2013 and 2012, respectively.
The following is a schedule of future minimum lease payments under capital lease and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2013 (in thousands):

	Capital lease	Non-cancellable operating leases
2014	$2,147	$15,127
2015	2,218	15,282
2016	2,361	15,592
2017	2,361	15,592
2018	2,361	15,592
Thereafter	296,941	916,531
Total minimum lease payments	308,389	$993,716
Less amount representing interest	(281,166)
Present value of net minimum lease payment	$27,223

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

15. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester County and Connecticut. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Preferred Equity and Other Investments," for additional details on our preferred equity investments.
Selected results of operations for the years ended December 31, 2013, 2012 and 2011 and selected asset information as of December 31, 2013 and 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2013	$523,952	$43,226	$567,178
December 31, 2012	503,679	9,497	513,176
December 31, 2011	484,015	3,077	487,092
Income from continuing operations:
Years ended:
December 31, 2013	$32,612	$40,118	$72,730
December 31, 2012	26,799	8,372	35,171
December 31, 2011	56,565	5,440	62,005
Total assets
As of:
December 31, 2013	$5,216,087	$370,532	$5,586,619
December 31, 2012	5,059,998	338,693	5,398,691
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the preferred equity segment. Interest costs for the preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries to the preferred equity segment. We do not allocate marketing, general and administrative expenses and transaction related costs to the preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (continued)

16. Quarterly Financial Data (unaudited)
The quarterly results of operations of the Company for the years ended December 31, 2013 and 2012, which have been updated to reflect the properties transferred to us by SL Green as well as the reclassification of the properties sold or held during 2013 and 2012 as discontinued operations (see Note 4, "Property Dispositions"), are as follows (in thousands):

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$149,304	$140,173	$138,460	$139,241
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture and loss on extinguishment of debt	$18,644	$14,510	$19,592	$16,118
Equity in net income from unconsolidated joint ventures	2,615	480	481	366
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	—	—
Loss on extinguishment of debt	—	—	(10)	(66)
Net income from discontinued operations	—	1,358	1,720	1,166
(Loss) gain on sale of discontinued operations	(31)	13,787	—	—
Net income	21,228	30,135	21,783	17,584
Net income attributable to noncontrolling interests in other partnerships	(689)	(1,399)	(1,599)	(1,513)
Net income attributable to ROP common unitholder	$20,539	$28,736	$20,184	$16,071

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$139,168	$127,686	$123,507	$122,815
Income from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture and loss on extinguishment of debt	$12,134	$10,427	$9,970	$7,577
Equity in net (loss) income from unconsolidated joint ventures	(3)	183	660	126
Equity in net (loss) gain on sale of interest in unconsolidated joint venture	(10)	(4,778)	5,789	—
Loss on extinguishment of debt	(6,904)	—	—	—
Net income from discontinued operations	783	855	1,036	1,161
Gain on sale of discontinued operations	—	—	—	—
Net income	6,000	6,687	17,455	8,864
Net income attributable to noncontrolling interests in other partnerships	(1,385)	(1,188)	(2,067)	(1,373)
Net income attributable to ROP common unitholder	$4,615	$5,499	$15,388	$7,491

17. Subsequent Events

On March 21, 2014, we, together with SL Green and the Operating Partnership, entered into an amendment to the 2012 credit facility, which, among other things, upsized the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility and extended the maturity of the term loan facility to June 30, 2019. The new term loan facility bears interest at a spread over either base rate or LIBOR ranging from 95 basis points to 190 basis points based on the credit rating assigned to our senior unsecured long term indebtedness. At March 21, 2014, the applicable spread for loans under the term loan facility was 140 basis points.

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2013
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2013
Tenant and other receivables—allowance	$4,873	(182)	(686)	$4,005
Deferred rent receivable—allowance	16,501	31	(1,333)	15,199
Year Ended December 31, 2012
Tenant and other receivables—allowance	$3,348	2,805	(1,280)	$4,873
Deferred rent receivable—allowance	15,942	1,131	(572)	16,501
Year Ended December 31, 2011
Tenant and other receivables—allowance	$4,126	632	(1,410)	$3,348
Deferred rent receivable—allowance	13,002	3,290	(350)	15,942

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2013
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$44,614	$114,077	$521,000	$635,077	$98,988	1970	1/2007	Various
461 Fifth Avenue(1)(2)	—	—	62,695	—	8,003	—	70,698	70,698	19,807	1988	10/2003	Various
750 Third Avenue(1)(2)	—	51,093	205,972	—	33,895	51,093	239,867	290,960	62,379	1958	7/2004	Various
919 Third Avenue(1)(3)	500,000	223,529	1,033,198	—	13,475	223,529	1,046,673	1,270,202	188,175	1970	1/2007	Various
555 W. 57th Street(1)(2)	—	18,846	78,704	—	43,084	18,846	121,788	140,634	44,318	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	32,402	—	760,615	760,615	152,278	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	26,376	91,038	407,120	498,158	78,379	1966	1/2007	Various
1100 King Street—1-7 International Drive(4)	—	49,392	104,376	2,473	16,810	51,865	121,186	173,051	26,659	1983/1986	1/2007	Various
520 White Plains Road(4)	—	6,324	26,096	—	4,352	6,324	30,448	36,772	6,573	1979	1/2007	Various
115-117 Stevens Avenue(4)	—	5,933	23,826	—	5,891	5,933	29,717	35,650	6,825	1984	1/2007	Various
100 Summit Lake Drive(4)	—	10,526	43,109	—	7,036	10,526	50,145	60,671	10,089	1988	1/2007	Various
200 Summit Lake Drive(4)	—	11,183	47,906	—	6,222	11,183	54,128	65,311	10,388	1990	1/2007	Various
500 Summit Lake Drive(4)	—	9,777	39,048	—	5,508	9,777	44,556	54,333	8,023	1986	1/2007	Various
140 Grand Street(4)	—	6,865	28,264	—	4,048	6,865	32,312	39,177	6,608	1991	1/2007	Various
360 Hamilton Avenue(4)	—	29,497	118,250	—	11,545	29,497	129,795	159,292	25,138	2000	1/2007	Various
7 Landmark Square(5)	—	2,088	7,748	(367)	(134)	1,721	7,614	9,335	403	2007	1/2007	Various
680 Washington Boulevard(3)(5)	—	11,696	45,364	—	4,218	11,696	49,582	61,278	9,539	1989	1/2007	Various
750 Washington Boulevard(3)(5)	—	16,916	68,849	—	4,854	16,916	73,703	90,619	14,140	1989	1/2007	Various
1010 Washington Boulevard(2)(5)	—	7,747	30,423	—	3,667	7,747	34,090	41,837	6,507	1988	6/2007	Various
1055 Washington Boulevard(5)	—	13,516	53,228	—	3,118	13,516	56,346	69,862	10,700	1987	1/2007	Various
400 Summit Lake Drive(4)	—	38,889	—	285	1	39,174	1	39,175	1	-	1/2007	Various
673 First Avenue(1)(2)	—	—	35,727	—	23,464	—	59,191	59,191	20,019	1928	8/1997	Various
609 Fifth Avenue(1)(2)	—	36,677	145,954	—	7,230	36,677	153,184	189,861	28,481	1925	6/2006	Various
110 East 42nd Street(1)(2)	—	34,000	46,411	—	10,194	34,000	56,605	90,605	6,345	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	4,198	54,489	79,817	134,306	4,726	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	18,071	24,343	55,229	79,572	—	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	768	45,976	68,084	114,060	2,922	1902	9/2012	Various
315 West 33rd Street(1)		116,033	270,742	—	—	116,033	270,742	386,775	921	2000-2001	11/2013	Various
Other(6)	—	1,128	—	83	4,693	1,211	4,693	5,904	—			Various
	$500,000	$1,030,807	$4,281,326	$3,245	$347,603	$1,034,052	$4,628,929	$5,662,981	$849,331
______________________________________________________________________

(1)	Property located in New York, New York.

(2)	Properties that were transferred in.

(3)	We own a 51% interest in this property.

(4)	Property located in Westchester County, New York.

(5)	Property located in Connecticut.

(6)	Other includes tenant improvements, capitalized interest and corporate improvements.

The changes in real estate for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$5,395,935	$5,048,410	$4,918,508
Acquisitions	386,775	306,280	80,411
Improvements	89,055	42,467	54,065
Retirements/disposals	(208,784)	(1,222)	(4,574)
Balance at end of year	$5,662,981	$5,395,935	$5,048,410
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2013 was approximately $3.9 billion.
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2013, 2012 and 2011, respectively, are as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$742,659	$613,543	$493,557
Depreciation for year	131,940	125,063	118,881
Retirements/disposals	(25,268)	4,053	1,105
Balance at end of year	$849,331	$742,659	$613,543

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2014, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.
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
Ernst & Young LLP's fees for providing services to ROP in 2013 and 2012 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the years ended December 31, 2013 and 2012 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the years ended December 31, 2013 and 2012 were approximately $230,000 and $217,000 respectively.
Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $118,000 and $164,000 for the years ended December 31, 2013 and 2012, respectively.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2013 and 2012, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2013 and 2012.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

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

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Agreement of Limited Partnership of ROP	S-11	333-1280	10.1	2/12/1996
3.2	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest	8-K	1-13762	10.1	3/1/1999
3.3	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest	8-K	1-13762	10.2	3/1/1999
3.4	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest	8-K	1-13762	10.3	3/1/1999
3.5	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest	8-K	1-13762	10.4	3/1/1999
3.6	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest	10-K	1-13762	10.6	3/17/2000
3.7	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest	10-K	1-13762	10.7	3/17/2000
3.8	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series F Junior Participating Preferred Partnership Units	10-K	1-13762	10.8	3/22/2001
3.9	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series C Common Units of Limited Partnership Interest	10-Q	1-13762	10.4	8/14/2003
3.10	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest	8-K	1-13762	10.4	12/29/2004
3.11	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest	10-K	1-13762	10.11	3/10/2006
3.12	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest	10-Q	033-84580	3.1	5/15/2006
3.13	Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP	10-K	033-84580	3.12	3/31/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated as of March 26, 1999, among ROP, as Issuer, RARC, as Guarantor, and The Bank of New York, as Trustee	8-K	1-13762	4.3	3/26/1999
4.2	First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, RARC, The Bank of New York and SL Green	8-K	1-13762	10.1	1/30/2007
4.3	Form of 5.875% Notes due 2014	8-K	033-84580	4.1	8/12/2004
4.4	Form of 4.00% Exchangeable Senior Debentures due 2025	8-K	1-13762	4.1	6/27/2005
4.5	Form of 6.0% Notes due 2016	8-K	1-13762	4.1	3/31/2006
4.6	Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	3/17/2010
4.7	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the Operating Partnership	8-K	033-84580	4.2	3/17/2010
4.8	Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	10/14/2010
4.9	Form of 3.00% Exchangeable Senior Notes due 2017 of the Operating Partnership	8-K	033-84580	4.2	10/14/2010
4.10	Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	8/5/2011
4.11	First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.2	8/5/2011
4.12	Form of 5.00% Senior Note due 2018 of SL Green, the Operating Partnership and ROP	8-K	033-84580	4.3	8/5/2011
4.13	Second Supplemental Indenture, dated as of November 15, 2012, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee	8-K	033-84580	4.1	11/15/2012
4.14	Form of 4.50% Senior Note due 2022 of SL Green, the Operating Partnership and ROP	8-K	033-84580	4.2	11/15/2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
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
		8-K	033-84580	10.1	11/21/2012
10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and U.S. Bank National Association, Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto
		8-K	033-84580	10.1	3/24/2014
10.3	Amended and Restated Employment and Non-competition Agreement, dated as of September 12, 2013, between SL Green and Marc Holliday*	8-K	1-13199	10.1	9/12/2013
10.4	Employment and Non-competition Agreement, dated as of October 28, 2013, by and between SL Green and James Mead*	8-K	1-13199	10.1	10/28/2013
10.5	Amended and Restated Employment and Non-competition Agreement, dated as of June 27, 2013, between SL Green and Andrew Levine*	8-K	1-13199	10.3	7/3/2013
10.6	Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc.	8-K	1-13762	10.1	10/14/2010
12.1	Ratio of Earnings to Combined Fixed Charges					X
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Marc Holliday President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X
31.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X
32.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of James Mead, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.1
The following financial statements from ROP's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Capital for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements, detailed tagged
X
______________________________________________________________________

*	Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2014.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ JAMES MEAD
James Mead Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2014.

Signature	Title

/s/ MARC HOLLIDAY	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
Marc Holliday

/s/ JAMES MEAD	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
James Mead

/s/ ANDREW S. LEVINE	Director of WAGP, the sole general partner of the Registrant
Andrew S. Levine