Form 10-Q
period 2014-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2014-05-15
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of April 30, 2014, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,113,853	$1,034,052
Building and improvements	3,691,132	3,823,803
Building leasehold and improvements	781,420	782,260
Property under capital lease	—	22,866
	5,586,405	5,662,981
Less: accumulated depreciation	(862,415)	(849,331)
	4,723,990	4,813,650
Assets held for sale	63,925	—
Cash and cash equivalents	41,578	39,701
Restricted cash	24,985	25,457
Tenant and other receivables, net of allowance of $3,819 and $4,005 in 2014 and 2013, respectively	13,660	16,316
Deferred rents receivable, net of allowance of $13,720 and $15,199 in 2014 and 2013, respectively	142,871	159,485
Preferred equity, net of discounts and deferred origination fees of $1,574 and $1,772 in 2014 and 2013, respectively	413,671	369,364
Deferred costs, net of accumulated amortization of $52,329 and $52,396 in 2014 and 2013, respectively	83,912	87,703
Other assets	124,699	74,943
Total assets	$5,633,291	$5,586,619
Liabilities
Mortgage note and other loans payable	$550,023	$550,023
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	1,813,818	1,430,792
Accrued interest payable and other liabilities	24,421	27,479
Accounts payable and accrued expenses	40,625	39,782
Deferred revenue	142,241	138,995
Capitalized lease obligation	—	27,223
Deferred land leases payable	336	21,621
Security deposits	22,634	22,261
Liabilities related to assets held for sale	49,704	—
Total liabilities	2,643,802	2,478,176
Commitments and contingencies	—	—
Capital
General partner capital	2,643,694	2,761,645
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,775)	(3,981)
Total ROP partner's capital	2,639,919	2,757,664
Noncontrolling interests in other partnerships	349,570	350,779
Total capital	2,989,489	3,108,443
Total liabilities and capital	$5,633,291	$5,586,619

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue, net	$111,443	$104,923
Escalation and reimbursement	17,919	17,363
Investment income	9,275	9,465
Other income	585	1,975
Total revenues	139,222	133,726
Expenses
Operating expenses, including $4,008 and $4,071 of related party expenses in 2014 and 2013, respectively	30,885	29,172
Real estate taxes	25,725	22,404
Ground rent	2,711	2,909
Interest expense, net of interest income	26,255	26,333
Amortization of deferred financing costs	1,284	1,298
Depreciation and amortization	40,979	35,212
Transaction related costs	856	11
Marketing, general and administrative	76	66
Total expenses	128,771	117,405
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	10,451	16,321
Equity in net income from unconsolidated joint ventures	—	366
Loss on early extinguishment of debt	—	(66)
Income from continuing operations	10,451	16,621
Net income from discontinued operations	706	963
Net income	11,157	17,584
Net income attributable to noncontrolling interests in other partnerships	(61)	(1,513)
Net income attributable to ROP common unitholder	$11,096	$16,071
Amounts attributable to ROP common unitholder:
Income from continuing operations	$10,390	$15,108
Discontinued operations	706	963
Net income attributable to ROP common unitholder	$11,096	$16,071

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Net income attributable to ROP common unitholder	$11,096	$16,071
Other comprehensive income:
Change in net unrealized gain on derivative instruments	206	209
Comprehensive income attributable to ROP common unitholder	$11,302	$16,280

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2013	$2,761,645	$—	$350,779	$(3,981)	$3,108,443
Contributions	369,157	—	—	—	369,157
Distributions	(498,204)	—	(1,270)	—	(499,474)
Net income	11,096	—	61	—	11,157
Other comprehensive income	—	—	—	206	206
Balance at March 31, 2014	$2,643,694	$—	$349,570	$(3,775)	$2,989,489

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$11,157	$17,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,696	38,463
Equity in net income from unconsolidated joint venture	—	(366)
Distributions of cumulative earnings from unconsolidated joint venture	—	84
Loss on early extinguishment of debt	—	66
Deferred rents receivable	(2,948)	(3,873)
Other non-cash adjustments	(9,714)	(11,035)
Changes in operating assets and liabilities:
Restricted cash—operations	472	(199)
Tenant and other receivables	2,843	(521)
Deferred lease costs	(1,224)	(1,773)
Other assets	(25,176)	(24,877)
Accounts payable, accrued expenses and other liabilities	3,828	(6,840)
Deferred revenue and land leases payable	4,733	6,760
Net cash provided by operating activities	26,667	13,473

Investing Activities
Additions to land, buildings and improvements	(14,852)	(9,480)
Preferred equity and other investments, net of repayments	(40,000)	(20,685)
Net cash used in investing activities	(54,852)	(30,165)

Financing Activities
Proceeds from revolving credit facility, term loan and senior unsecured notes	603,000	155,000
Repayments of revolving credit facility, term loan and senior unsecured notes	(440,000)	(195,000)
Contributions from common unitholder	369,157	340,040
Distributions to noncontrolling interests in other partnerships	(1,270)	(3,604)
Distributions to common unitholder	(498,204)	(284,199)
Deferred loan costs and capitalized lease obligation	(2,621)	(42)
Net cash provided by financing activities	30,062	12,195
Net increase (decrease) in cash and cash equivalents	1,877	(4,497)
Cash and cash equivalents at beginning of period	39,701	34,035
Cash and cash equivalents at end of period	$41,578	$29,538

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$5,595	$2,468
Deferred leasing payable	96	349
Capital leased asset	—	6,839
Transfer to net assets held for sale	63,925	—
Transfer to liabilities related to net assets held for sale	49,704	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2014
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
As of March 31, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	12		6,866,400	94.4%
	Retail	1		270,132	100.0%
	Development/Redevelopment	1		104,000	—
		14		7,240,532	93.3%
Suburban	Office	18		2,822,300	78.7%
Total commercial properties		32		10,062,832	89.2%
Residential:
Manhattan	Residential	—	(2)	222,855	93.7%
Total portfolio		32		10,285,687	89.3%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of March 31, 2014, we also held preferred equity investments with a book value of $413.7 million.
Basis of Quarterly Presentation
The accompanying consolidated financial statements include the consolidated financial position of ROP and the Service Companies (as defined below) at March 31, 2014 and December 31, 2013, the consolidated results of their operations for the three months ended March 31, 2014 and 2013, their statement of capital for the three months ended March 31, 2014 and their statements of cash flows for the three months ended March 31, 2014 and 2013. Our investments in majority-owned and controlled real estate joint ventures are reflected in the accompanying financial statements on a consolidated basis with a reduction for the noncontrolling partners’ interests. The Service Companies, which provide management, development and construction services to ROP, include Reckson Management Group, Inc., RANY Management Group, Inc., Reckson Construction & Development LLC and Reckson Construction Group New York, Inc. (collectively, the “Service Companies”).  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments. See Note 4, "Preferred Equity and Other Investments." ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated.
We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and the presentation of net income was modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
We assess the accounting treatment for each joint venture and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE's, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package from us, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties or properties held for sale were impaired at March 31, 2014.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.
We recognized increases of $4.7 million and $5.5 million in rental revenue for the three months ended March 31, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized an increase in interest expense for the amortization of the above-market rate mortgages assumed of $0.1 million for both the three months ended March 31, 2014 and 2013.
In November 2013, we acquired a 492,987 square foot mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we had allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on third party appraisal and additional information about facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above- and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the three months ended March 31, 2014.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Identified intangible assets (included in other assets):
Gross amount	$233,054	$199,845
Accumulated amortization	(151,331)	(142,277)
Net	$81,723	$57,568
Identified intangible liabilities (included in deferred revenue):
Gross amount	$406,927	$399,088
Accumulated amortization	(270,907)	(262,642)
Net	$136,020	$136,446
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

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
Interest income on preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some of the preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.
Preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition on any non-accrual preferred equity investment is resumed when such non-accrual preferred equity investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three months ended March 31, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements
See Note 8, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 4, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut. The tenants located in our buildings operate in various industries. Other than two tenants who account for 5.1% and 3.4% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 3.3% of our annualized cash rent, including our share of joint venture annualized cash rent for the three months ended March 31, 2014. For the three months ended March 31, 2014, 20.2%, 9.9%, 9.9%, 8.8% and 8.7% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 919 Third Avenue, 750 Third Avenue, 1350 Avenue of the Americas and 810 Seventh Avenue, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.
Accounting Standards Updates
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations. The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of the guidance is permitted. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations but will not have a material impact on our consolidated financial statements.
3. Properties Held for Sale and Dispositions
We entered into an agreement to sell our leasehold interest in 673 First Avenue for $145.0 million. This transaction closed in May 2014.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to March 31, 2014. This included 673 First Avenue, which was held for sale as of March 31, 2014, and 333 West 34th Street, which was sold in August 2013.
The following table summarizes net income from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Rental revenue	$5,076	$8,454
Escalation and reimbursement revenues	821	1,161
Other income	—	8
Total revenues	5,897	9,623
Operating expenses	884	2,252
Real estate taxes	1,019	1,196
Ground rent	2,196	2,863
Interest expense, net of interest income	659	396
Depreciation and amortization	433	1,953
Total expenses	5,191	8,660
Net income from discontinued operations	$706	$963
4. Preferred Equity and Other Investments
As of March 31, 2014 and December 31, 2013, we held the following preferred equity investments, with an aggregate weighted average current yield of 9.74% at March 31, 2014 (in thousands):

Type	March 31, 2014 Senior Financing	March 31, 2014 Carrying value(1)	December 31, 2013 Carrying value(1)	Initial Mandatory Redemption
Preferred equity(2)	$525,000	$117,194	$115,198	July 2015
Preferred equity	260,000	40,000	—	March 2016
Preferred equity(2)(3)	55,233	25,912	25,896	April 2016
Preferred equity(2)	926,260	220,622	218,330	July 2016
Preferred equity	70,000	9,943	9,940	November 2017
	$1,836,493	$413,671	$369,364
__________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was subsequently redeemed in April 2014.
At March 31, 2014 and December 31, 2013, all preferred equity investments were performing in accordance with the terms of the loan agreements.
In January 2013, we, along with our joint venture partner, formed a joint venture that held a preferred equity interest in an entity that owns a retail property located in Manhattan. We held a 40.0% interest or $20.0 million initial investment in the joint venture which was accounted for under the equity method of accounting. In December 2013, the preferred equity investment was redeemed and its net proceeds were distributed to us and our joint venture partner.

5. Mortgage Note and Other Loans Payable
The first mortgage note and other loans payable collateralized by the property, assignment of leases and investments at March 31, 2014 and December 31, 2013 were as follows (amounts in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Property	Maturity Date	Interest Rate(1)	March 31, 2014	December 31, 2013
609 Partners, LLC(2)	July 2014	5.00%	$23	$23
Other loan payable(3)	September 2019	8.00%	50,000	50,000
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
			$550,023	$550,023
______________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2014.

(2)
This loan relates to the remaining 22,658 units of the Operating Partnership's 5.0% Series E Preferred Units, with a liquidation preference of $1.00 per unit, which was issued as part of an acquisition. In April 2014, these Series E units were subsequently canceled.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.
The gross book value of the property and preferred equity investment collateralizing the mortgage note and other loans payable was $1.5 billion at both March 31, 2014 and December 31, 2013.
6. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At March 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2014, the effective interest rate was 1.62% for the revolving credit facility and 1.84% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of March 31, 2014, the facility fee was 30 basis points. At March 31, 2014, we had $71.6 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $2.8 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of SL Green is an obligor under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

Issuance	March 31, 2014 Unpaid Principal Balance	March 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006	255,308	255,217	255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,696	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,818	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

(3)
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
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2014, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgage note and other loans payable and term loan and senior unsecured notes as of March 31, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Term loan and Senior Unsecured Notes	Total
Remaining 2014	$—	$23	$75,898	$75,921
2015	—	—	7	7
2016	3,566	—	255,308	258,874
2017	7,411	—	—	7,411
2018	7,799	—	250,000	257,799
Thereafter	39,630	491,594	1,233,000	1,764,224
	$58,406	$491,617	$1,814,213	$2,364,236
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

	Three Months Ended March 31,
	2014	2013
Interest expense	$26,259	$26,335
Interest income	(4)	(2)
Interest expense, net	$26,255	$26,333
Interest capitalized	$944	$—
7. Partners' Capital
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
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, preferred equity investments, and mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Preferred equity investments	$413,671	(1)	$369,364	(1)

Fixed rate debt	$1,610,841	$1,751,758	$1,610,815	$1,714,721
Variable rate debt	753,000	770,213	590,000	607,865
	$2,363,841	$2,521,971	$2,200,815	$2,322,586

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

____________________________________

(1)
Preferred equity investments had an estimated fair value ranging from $400.0 million to $460.0 million as of March 31, 2014. As of December 31, 2013, preferred equity investments had an estimated fair value of 400.0 million.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
As of March 31, 2014, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2014 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$1,177
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the remaining term of the related senior unsecured notes. As of March 31, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.6 million and $2.7 million, respectively.
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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(44)	$(38)	Interest expense	$250	$247	Interest expense	$1	$—

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million from profit participation for both the three months ended March 31, 2014 and 2013. We recorded expenses of $0.9 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $1.8 million for both the three months ended March 31, 2014 and 2013.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of $1.3 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
11. Commitments and Contingencies
Legal Proceedings
We are not presently involved in any material litigation nor, to our knowledge, any material litigation threatened against us or our properties.
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
Capital and Ground Leases Arrangements
The following is a schedule of future minimum lease payments under capital lease and noncancellable operating leases with initial terms in excess of one year as of March 31, 2014 (in thousands):

	Capital lease(1)	Non-cancellable operating leases(1)
Remaining 2014	$1,610	$11,345
2015	2,218	15,282
2016	2,361	15,592
2017	2,361	15,592
2018	2,361	15,592
Thereafter	296,941	916,531
Total minimum lease payments	307,852	$989,934
Less amount representing interest	(280,495)
Present value of net minimum lease payments	$27,357
______________________________

(1)	Amounts include commitments related to the asset that is held for sale at March 31, 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2014
(unaudited)

12. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County and Connecticut and have two reportable segments, real estate and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue from our real estate portfolio are generated from tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 4, "Preferred Equity and Other Investments," for additional details on our preferred equity investments.
Selected results of operations for the three months ended March 31, 2014 and 2013 and selected asset information as of March 31, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
March 31, 2014	$129,947	$9,275	$139,222
March 31, 2013	124,261	9,465	133,726
Income from continuing operations:
Three months ended:
March 31, 2014	$2,981	$7,470	$10,451
March 31, 2013	8,539	8,082	16,621
Total assets
As of:
March 31, 2014	$5,218,150	$415,141	$5,633,291
December 31, 2013	5,216,087	370,532	5,586,619
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense for the preferred equity segment. Interest costs for the preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the preferred equity segment. We do not allocate marketing, general and administrative expenses to the preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

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
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
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
As of March 31, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	12		6,866,400	94.4%
	Retail	1		270,132	100.0%
	Development/Redevelopment	1		104,000	—
		14		7,240,532	93.3%
Suburban	Office	18		2,822,300	78.7%
Total commercial properties		32		10,062,832	89.2%
Residential:
Manhattan	Residential	—	(2)	222,855	93.7%
Total portfolio		32		10,285,687	89.3%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of March 31, 2014, we also held preferred equity investments with a book value of $413.7 million.
Critical Accounting Policies
Refer to our 2013 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these policies during the three months ended March 31, 2014.

Results of Operations
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013
The following section compares the results of operations for the three months ended March 31, 2014 to the three months ended March 31, 2013 for the 32 consolidated properties owned by ROP. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2014	2013	$ Change	% Change
Rental revenue, net	$111,443	$104,923	$6,520	6.2%
Escalation and reimbursement	17,919	17,363	556	3.2%
Investment income	9,275	9,465	(190)	(2.0)%
Other income	585	1,975	(1,390)	(70.4)%
Total revenues	$139,222	$133,726	$5,496	4.1%

Property operating expenses	59,321	54,485	4,836	8.9%
Transaction related costs	856	11	845	7,681.8%
Marketing, general and administrative	76	66	10	15.2%
	60,253	54,562	5,691	10.4%

Net operating income	78,969	79,164	(195)	(0.2)%

Interest expense, net of interest income	(27,539)	(27,631)	92	(0.3)%
Depreciation and amortization	(40,979)	(35,212)	(5,767)	16.4%
Equity in net income from unconsolidated joint venture	—	366	(366)	(100.0)%
Loss on early extinguishment of debt	—	(66)	66	(100.0)%
Income from continuing operations	10,451	16,621	(6,170)	(37.1)%
Net income from discontinued operations	706	963	(257)	(26.7)%
Net income	$11,157	$17,584	$(6,427)	(36.6)%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan office portfolio was 94.4% at March 31, 2014 compared to 95.9% at March 31, 2013. Occupancy for our Suburban office portfolio was 78.7% at March 31, 2014 compared to 77.5% at March 31, 2013. At March 31, 2014, 2.6% and 5.1% of the space leased at our consolidated Manhattan and Suburban properties, respectively, was expected to expire during the remainder of 2014. Based on our estimates, the current market rents on all our consolidated Manhattan properties for leases that are expected to expire during the remainder of 2014 would be approximately 14.4% higher than the existing in-place fully escalated rents while the current market rents on all our consolidated Manhattan properties for leases that are scheduled to expire in future years would be approximately 10.2% higher than the existing in-place fully escalated rents. Based on our estimates, the current market rents on all our consolidated Suburban properties for leases that are expected to expire during the remainder of 2014 would be approximately 5.2% lower than the existing in-place fully escalated rents while the current market rents on all our consolidated Suburban properties for leases that are scheduled to expire in future years would be approximately 2.0% higher than the existing in-place fully escalated rents.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
Rental revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($6.8 million).
Escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street ($1.2 million), partially offset by lower electric reimbursements from non-acquisition properties ($0.5 million).
Other Income
Other income decreased primarily as a result of lower lease buy-out income ($1.3 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($3.7 million) and higher real estate taxes resulting from higher assessed values and tax rates ($1.2 million) from non-acquisition properties.
Interest Expense, Net of Interest Income
Interest expense, net of interest income was flat compared to prior year primarily as a result of increased borrowing on the 2012 credit facility ($0.9 million), offset by the capitalization of interest relating to a property under development ($0.9 million).
Transaction Related Costs
Transaction related costs pertained to additional post-closing costs associated with the acquisition of 315 West 33rd Street.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($5.4 million) and the remaining increase was a result of increased capital expenditures at the non-acquisition properties.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture decreased primarily as a result of the early redemption of the underlying preferred equity investment of our equity investment in 2013.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014 includes the results of operations of 673 First Avenue, which was held for sale at March 31, 2014. Discontinued operations for the three months ended March 31, 2013 includes the results of operations for 673 First Avenue, which was reclassified to discontinued operations to conform with the current presentation, and 300 Main Street, which was sold in September 2013.
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
Cash and cash equivalents were $41.6 million and $29.5 million at March 31, 2014 and 2013, respectively, representing an increase of $12.1 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$26,667	$13,473	$13,194
Net cash used in investing activities	$(54,852)	$(30,165)	$(24,687)
Net cash provided by financing activities	$30,062	$12,195	$17,867
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At March 31, 2014, our Manhattan and Suburban office portfolio were 94.4% and 78.7% occupied, respectively. Our preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(5,372)
Preferred equity and other investments	(19,315)
Increase in net cash used in investing activities	$(24,687)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $9.5 million for the three months ended March 31, 2013 to $14.9 million for the three months ended March 31, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the three months ended March 31, 2014, when compared to the three months ended March 31, 2013, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(245,000)
Proceeds from debt obligations	448,000
Contributions from common unitholder	29,117
Distributions to common unitholder and noncontrolling interests	(211,671)
Deferred loan costs	(2,579)
Increase in net cash provided by financing activities	$17,867
Capitalization

Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2014.

Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At March 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2014, the effective interest rate was 1.62% for the revolving credit facility and 1.84% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of March 31, 2014, the facility fee was 30 basis points. At March 31, 2014, we had $71.6 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $2.8 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of SL Green is an obligor under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2014 Unpaid Principal Balance	March 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006	255,308	255,217	255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,696	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,818	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

(3)
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

Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2014, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $7.4 million.
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
We have $1.6 billion of fixed rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of March 31, 2014 was based on LIBOR plus a spread ranging from 140 basis points to 145 basis points.
Off-Balance Sheet Arrangements
We have a number of off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 4, "Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the nine months ending December 31, 2014, we expect to incur $27.2 million of our share of recurring expenditures and $21.1 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.
Thereafter, we expect our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million from profit participation for both the three months ended March 31, 2014 and 2013. We recorded expenses of $0.9 million and $1.3 million for the three months ended March 31, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $1.8 million for both the three months ended March 31, 2014 and 2013.

Insurance
SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of March 31, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second property portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2014. Each policy includes $100.0 million of flood coverage with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of $1.3 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively.
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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our exposures to market risk have not changed materially since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2014, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2013 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)	Exhibits:

10.1
First Amendment to Amended and Restated Agreement Credit Agreement, dated March 21, 2014, incorporated by reference to the Company’s Current Report on Form 8-K, dated March 24, 2014, filed with the SEC on March 24, 2014.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ James Mead
James Mead Treasurer

Date: May 15, 2014