Form 10-Q
period 2014-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2014-08-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

As of July 31, 2014, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2014	December 31, 2013
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,133,070	$1,053,269
Building and improvements	3,775,111	3,889,220
Building leasehold and improvements	781,420	782,260
Property under capital lease	—	22,866
	5,689,601	5,747,615
Less: accumulated depreciation	(899,333)	(851,067)
	4,790,268	4,896,548
Cash and cash equivalents	35,039	43,256
Restricted cash	24,719	26,345
Tenant and other receivables, net of allowance of $3,963 and $4,148 in 2014 and 2013, respectively	15,732	17,200
Deferred rents receivable, net of allowance of $13,812 and $15,144 in 2014 and 2013, respectively	148,169	159,995
Preferred equity and other investments, net of discounts and deferred origination fees of $1,248 and $1,772 in 2014 and 2013, respectively	392,617	369,364
Deferred costs, net of accumulated amortization of $56,129 and $52,549 in 2014 and 2013, respectively	82,109	88,474
Other assets	106,327	87,187
Total assets	$5,594,980	$5,688,369
Liabilities
Mortgage note and other loans payable	$550,000	$629,266
Revolving credit facility	—	220,000
Term loan and senior unsecured notes	1,813,844	1,430,792
Accrued interest payable and other liabilities	27,386	28,051
Accounts payable and accrued expenses	41,372	40,522
Deferred revenue	131,735	142,450
Capitalized lease obligation	—	27,223
Deferred land leases payable	363	21,621
Security deposits	22,181	23,176
Total liabilities	2,586,881	2,563,101
Commitments and contingencies	—	—
Capital
General partner capital	2,663,260	2,778,470
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,588)	(3,981)
Total ROP partner's capital	2,659,672	2,774,489
Noncontrolling interests in other partnerships	348,427	350,779
Total capital	3,008,099	3,125,268
Total liabilities and capital	$5,594,980	$5,688,369

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Revenues
Rental revenue, net	$115,758	$107,298	$229,518	$212,221
Escalation and reimbursement	18,300	16,883	36,543	34,246
Investment income	8,777	9,731	18,052	19,196
Other income	596	1,004	1,183	2,979
Total revenues	143,431	134,916	285,296	268,642
Expenses
Operating expenses, including $4,437 and $8,537 (2014) and $3,966 and $8,037 (2013) of related party expenses	30,407	28,425	62,430	57,597
Real estate taxes	26,098	21,794	52,197	44,198
Ground rent	2,712	2,711	5,423	5,620
Interest expense, net of interest income	26,632	26,789	53,396	53,122
Amortization of deferred financing costs	1,415	1,307	2,767	2,605
Depreciation and amortization	42,193	35,257	84,400	70,469
Transaction related costs	117	—	973	11
Marketing, general and administrative	90	122	166	188
Total expenses	129,664	116,405	261,752	233,810
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	13,767	18,511	23,544	34,832
Equity in net income from unconsolidated joint ventures	1,094	481	1,094	847
Loss on early extinguishment of debt	(519)	(10)	(519)	(76)
Income from continuing operations	14,342	18,982	24,119	35,603
Net income from discontinued operations	1,348	3,147	2,054	4,110
Gain on sale of discontinued operations	117,829	—	117,829	—
Net income	133,519	22,129	144,002	39,713
Net income attributable to noncontrolling interests in other partnerships	(801)	(1,599)	(862)	(3,112)
Net income attributable to ROP common unitholder	$132,718	$20,530	$143,140	$36,601
Amounts attributable to ROP common unitholder:
Income from continuing operations	$13,541	$17,383	$23,257	$32,491
Discontinued operations	119,177	3,147	119,883	4,110
Net income attributable to ROP common unitholder	$132,718	$20,530	$143,140	$36,601

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Net income attributable to ROP common unitholder	$132,718	$20,530	$143,140	$36,601
Other comprehensive income:
Change in net unrealized gain on derivative instruments	187	461	393	670
Comprehensive income attributable to ROP common unitholder	$132,905	$20,991	$143,533	$37,271

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2013, as adjusted	$2,778,470	$—	$350,779	$(3,981)	$3,125,268
Contributions	661,818	—	—	—	661,818
Distributions	(920,168)	—	(3,214)	—	(923,382)
Net income	143,140	—	862	—	144,002
Other comprehensive income	—	—	—	393	393
Balance at June 30, 2014	$2,663,260	$—	$348,427	$(3,588)	$3,008,099

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
		(as adjusted)
Operating Activities
Net income	$144,002	$39,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,600	76,976
Equity in net income from unconsolidated joint venture	(1,094)	(847)
Distributions of cumulative earnings from unconsolidated joint venture	612	336
Gain on sale of discontinued operations	(117,829)	—
Loss on early extinguishment of debt	519	76
Deferred rents receivable	(7,894)	(8,441)
Other non-cash adjustments	(19,574)	(23,243)
Changes in operating assets and liabilities:
Restricted cash—operations	1,626	(1,694)
Tenant and other receivables	1,641	(382)
Deferred lease costs	(3,525)	(5,659)
Other assets	(4,889)	1,720
Accounts payable, accrued expenses and other liabilities and security deposits	3,244	(5,480)
Deferred revenue and deferred land leases payable	(318)	1,409
Net cash provided by operating activities	84,121	74,484
Investing Activities
Additions to land, buildings and improvements	(34,746)	(25,026)
Net proceeds from disposition of real estate/joint venture interest	137,059	—
Preferred equity and other investments, net of repayments	(14,173)	(22,732)
Net cash provided by (used in) investing activities	88,140	(47,758)
Financing Activities
Repayments of mortgage note and other loans payable	(79,243)	—
Proceeds from revolving credit facility, term loan and senior unsecured notes	683,000	369,938
Repayments of revolving credit facility, term loan and senior unsecured notes	(520,000)	(400,000)
Contributions from common unitholder	661,818	668,310
Distributions to noncontrolling interests in other partnerships	(3,214)	(6,693)
Distributions to common unitholder	(920,168)	(660,919)
Deferred loan costs and capitalized lease obligation	(2,671)	(118)
Net cash used in financing activities	(180,478)	(29,482)
Net decrease in cash and cash equivalents	(8,217)	(2,756)
Cash and cash equivalents at beginning of period	43,256	34,035
Cash and cash equivalents at end of period	$35,039	$31,279

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$6,354	$2,667
Deferred leasing payable	382	342
Change in fair value of hedge	215	455
Capital leased asset	—	(10,657)
Contributions from common unit holder	—	11,503

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2014
(unaudited)

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995 and became a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership, on January 25, 2007. The sole general partner of ROP is a wholly-owned subsidiary of the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.47% owned by SL Green Realty Corp., or SL Green, as of June 30, 2014. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
In May 2014, SL Green transferred a property located at 16 Court Street, Brooklyn to ROP with total assets of $98.7 million. This property was consolidated by SL Green in April 2013 following a business combination achieved in stages. Under the business combinations guidance (Accounting Standard Codification 805-50), the property was determined to be a transfer of a business between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the property were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of June 30, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	11		6,444,400	93.6%
	Retail	1	(2)	270,132	100.0%
	Development/Redevelopment	1		104,000	48.8%
		13		6,818,532	93.1%
Suburban	Office	19		3,139,900	81.0%
Total commercial properties		32		9,958,432	89.3%
Residential:
Manhattan	Residential	—	(2)	222,855	91.0%
Total portfolio		32		10,181,287	89.4%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of June 30, 2014, we also held preferred equity investments with a book value of $352.1 million and other investments accounted for under the equity method with a book value of $40.0 million.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date, and adjusted for the transfer of the property located at 16 Court Street, Brooklyn to ROP in May 2014 but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Also, as a result of the transfer of 16 Court Street, Brooklyn to ROP, the consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013, statement of cash flow for the six months ended June 2013 and related financial information have been adjusted to furnish comparative information.
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
We assess the accounting treatment for each joint venture and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package from us, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties were impaired at June 30, 2014.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
We recognized increases of $4.4 million, $8.8 million, $5.2 million and $10.7 million in rental revenue for the three and six months ended June 30, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. In March 2014, we recognized income of $0.3 million for the amortization of the remaining value of below-market rate mortgage at 16 Court Street, Brooklyn, as a result of early repayment of debt. Excluding this non-recurring charge, we recognized an increase in interest expense for the amortization of the above-market rate mortgages assumed of $0.1 million and $0.2 million for both the three and six months ended June 30, 2014 and 2013, respectively.
In November 2013, we acquired a 492,987 square foot mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we had allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above-market and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the six months ended June 30, 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
		(as adjusted)
Identified intangible assets (included in other assets):
Gross amount	$247,599	$214,389
Accumulated amortization	(162,963)	(144,579)
Net	$84,636	$69,810
Identified intangible liabilities (included in deferred revenue):
Gross amount	$410,811	$402,972
Accumulated amortization	(279,559)	(263,071)
Net	$131,252	$139,901
Investments in Unconsolidated Joint Ventures
We may originate loans for real estate acquisition, development and construction, or ADC arrangements, where we expect to receive some or all of the residual profit. When the risk and rewards of these ADC arrangements are essentially the same as an investor or joint venture partner, we account for these ADC arrangements as real estate investments under the equity method of accounting for investments, which is included in preferred equity and other investments on the consolidated balance sheets. Otherwise, we account for these ADC arrangements consistent with our loan accounting for our debt and preferred equity investments.
Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred costs, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheets is net of such allowance.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during each of the three and six months ended June 30, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Fair Value Measurements
See Note 8, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 4, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut. The tenants located in our buildings operate in various industries. Other than two tenants who account for 5.2% and 3.5% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 3.4% of our annualized cash rent for the three months ended June 30, 2014. For the three months ended June 30, 2014, 20.8%, 10.3%, 10.2%, 9.0% and 8.9% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 750 Third Avenue, 919 Third Avenue, 1350 Avenue of the Americas, and 810 Seventh Avenue, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations and include the transfer of a property in May 2014. In April 2014, we reclassified one of our preferred equity investments to investments in unconsolidated joint ventures, which is included in preferred equity and other investments on the consolidated balance sheets, as a result of meeting the criteria of a real estate investment under the accounting guidance for ADC arrangements.
Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board, or the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (Accounting Standards Update, or ASU, No. 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of the guidance is permitted. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations but will not have a material impact on our consolidated financial statements.
3. Properties Held for Sale and Dispositions
In May 2014, we sold our leasehold interest in 673 First Avenue for $145.0 million and recognized a gain on sale of $117.8 million.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to June 30, 2014. This included 673 First Avenue, which was sold in May 2014, and 333 West 34th Street, which was sold in August 2013.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The following table summarizes net income from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Rental revenue	$2,777	$9,531	$7,853	$17,985
Escalation and reimbursement revenues	259	780	1,080	1,941
Other income (loss)	—	(4)	—	4
Total revenues	3,036	10,307	8,933	19,930
Operating expenses	280	2,064	1,164	4,316
Real estate taxes	383	1,195	1,402	2,391
Ground rent	805	719	3,001	3,582
Interest expense, net of interest income	220	1,233	879	1,629
Depreciation and amortization	—	1,949	433	3,902
Total expenses	1,688	7,160	6,879	15,820
Net income from discontinued operations	$1,348	$3,147	$2,054	$4,110
4. Preferred Equity and Other Investments
As of June 30, 2014 and December 31, 2013, we held the following preferred equity investments, with an aggregate weighted average current yield of 9.75% at June 30, 2014 (in thousands):

Type	June 30, 2014 Senior Financing	June 30, 2014 Carrying value(1)	December 31, 2013 Carrying value(1)	Initial Mandatory Redemption
Preferred equity(2)	$525,000	$119,197	$115,198	July 2015
Preferred equity(2)	926,260	222,992	218,330	July 2016
Preferred equity	70,000	9,947	9,940	November 2017
Preferred equity(3)	—	—	25,896
	$1,521,260	$352,136	$369,364
__________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.
At June 30, 2014 and December 31, 2013, all preferred equity investments were performing in accordance with the terms of the loan agreements.
In March 2014, we closed on a $40.0 million preferred equity investment, which has a repayment date of March 2016, subject to three one-year extension options and a two-year option for the last extension. This investment, which was previously accounted for as a preferred equity investment, was reclassified to investments in unconsolidated joint ventures as a result of meeting the criteria of a real estate investment under the guidance for ADC arrangements. We have accounted for this wholly owned investment under the equity method of accounting.

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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

5. Mortgage Note and Other Loans Payable
The first mortgage note and other loans payable collateralized by the property, assignment of leases and investments at June 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2014	December 31, 2013
				(as adjusted)
Other loan payable(2)	September 2019	8.00%	$50,000	$50,000
919 Third Avenue(3)	June 2023	5.12%	500,000	500,000
16 Court Street(4)	—	—	—	79,243
609 Partners, LLC(5)	—	—	—	23
			$550,000	$629,266
______________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2014.

(2)	This loan is secured by a portion of a preferred equity investment.

(3)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(4)	In April 2014, we repaid the loan and incurred a loss on early extinguishment of debt of $0.5 million.

(5)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.
The gross book value of the property and preferred equity investment collateralizing the mortgage note and other loans payable was $1.5 billion and $1.6 billion at June 30, 2014 and December 31, 2013, respectively.
6. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At June 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of June 30, 2014, the facility fee was 30 basis points. At June 30, 2014, we had $116.3 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2014 Unpaid Principal Balance	June 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006	255,308	255,227	255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,712	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,844	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

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
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2014, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgage note and other loans payable and term loan and senior unsecured notes as of June 30, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Term loan and Senior Unsecured Notes	Total
Remaining 2014	$—	$—	$75,898	$75,898
2015	—	—	7	7
2016	3,566	—	255,308	258,874
2017	7,411	—	—	7,411
2018	7,799	—	250,000	257,799
Thereafter	39,630	491,594	1,233,000	1,764,224
	$58,406	$491,594	$1,814,213	$2,364,213

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Interest expense	$26,637	$26,790	$53,406	$53,125
Interest income	(5)	(1)	(10)	(3)
Interest expense, net	$26,632	$26,789	$53,396	$53,122
Interest capitalized	$954	$—	$1,898	$—
7. Partners' Capital
Since January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.
Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.
8. Fair Value Measurements
We are required to disclose the fair value information about our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We determine impairment in real estate investments and preferred equity investments, including intangibles utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
We measure our derivative instruments at fair value on a recurring basis. The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
			(as adjusted)	(as adjusted)
Preferred equity investments	$352,136	(1)	$369,364	(1)

Fixed rate debt	$1,610,845	$1,768,012	$1,610,815	$1,714,721
Variable rate debt	753,000	775,031	669,243	684,871
	$2,363,845	$2,543,043	$2,280,058	$2,399,592
____________________________________

(1)
Preferred equity investments had an estimated fair value ranging from $352.1 million to $387.3 million as of June 30, 2014. As of December 31, 2013, preferred equity investments had an estimated fair value of $400.0 million.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
As of June 30, 2014, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2014 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value (in thousands)	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value (in thousands)
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$1,177
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the remaining term of the related senior unsecured notes. As of June 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.5 million and $2.7 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1.0 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next twelve months.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended June 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(65)	$231	Interest expense	$252	$230	Interest expense	$1	$—
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the six months ended June 30, 2014 and 2013 (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps/Caps	$(109)	$193	Interest expense	$502	$477	Interest expense	$2	$—
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million and $1.6 million from profit participation for both the three and six months ended June 30, 2014 and 2013, respectively. We recorded expenses of $1.4 million, $2.3 million, $1.3 million and $2.6 million for the three and six months ended June 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $1.9 million, $3.8 million, $1.6 million and $3.4 million for the three and six months ended June 30, 2014 and 2013, respectively.
Insurance
We obtained a portion of our insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of $1.3 million, $2.6 million, $1.2 million and $2.4 million for the three and six months ended June 30, 2014 and 2013, respectively.
11. Commitments and Contingencies
Legal Proceedings
We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties which could have a material adverse effect on us.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of June 30, 2014 (in thousands):

Non-cancellable operating leases
Remaining 2014	$5,237
2015	10,474
2016	10,474
2017	10,474
2018	10,474
Thereafter	272,906
Total minimum lease payments	$320,039

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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2014
(unaudited)

Selected results of operations for the three and six months ended June 30, 2014 and 2013, and selected asset information as of June 30, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity and Other Investments Segment	Total Company
Total revenues:
Three months ended:
June 30, 2014	$134,654	$8,777	$143,431
June 30, 2013, as adjusted	125,185	9,731	134,916
Six months ended:
June 30, 2014	$267,244	$18,052	$285,296
June 30, 2013, as adjusted	249,446	19,196	268,642
Income from continuing operations:
Three months ended:
June 30, 2014	$6,126	$8,216	$14,342
June 30, 2013, as adjusted	10,610	8,372	18,982
Six months ended:
June 30, 2014	$8,433	$15,686	$24,119
June 30, 2013, as adjusted	19,149	16,454	35,603
Total assets
As of:
June 30, 2014	$5,201,067	$393,913	$5,594,980
December 31, 2013, as adjusted	5,317,837	370,532	5,688,369
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense for the preferred equity and other investments segment. Interest costs for the preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the preferred equity and other investments segment. We do not allocate marketing, general and administrative expenses to the preferred equity and other investments segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS
Overview
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995 and became a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership, on January 25, 2007. The sole general partner of ROP is a wholly-owned subsidiary of the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.47% owned by SL Green Realty Corp., or SL Green, as of June 30, 2014. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
In May 2014, SL Green transferred a property located at 16 Court Street, Brooklyn to ROP with total assets of $98.7 million. This property was consolidated by SL Green in April 2013 following a business combination achieved in stages. Under the business combinations guidance, the property was determined to be a transfer of a business between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the property were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of June 30, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	11		6,444,400	93.6%
	Retail	1	(2)	270,132	100.0%
	Development/Redevelopment	1		104,000	48.8%
		13		6,818,532	93.1%
Suburban	Office	19		3,139,900	81.0%
Total commercial properties		32		9,958,432	89.3%
Residential:
Manhattan	Residential	—	(2)	222,855	91.0%
Total portfolio		32		10,181,287	89.4%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of June 30, 2014, we also held preferred equity investments with a book value of $352.1 million and other investments accounted for under the equity method with a book value of $40.0 million.

Critical Accounting Policies
Refer to our 2013 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the six months ended June 30, 2014.

Results of Operations
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
The following section compares the results of operations for the three months ended June 30, 2014 to the three months ended June 30, 2013 for the 32 consolidated properties owned by ROP. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2014	2013	$ Change	% Change
		(as adjusted)
Rental revenue, net	$115,758	$107,298	$8,460	7.9%
Escalation and reimbursement	18,300	16,883	1,417	8.4%
Investment income	8,777	9,731	(954)	(9.8)%
Other income	596	1,004	(408)	(40.6)%
Total revenues	143,431	134,916	8,515	6.3%

Property operating expenses	59,217	52,930	6,287	11.9%
Transaction related costs	117	—	117	100.0%
Marketing, general and administrative	90	122	(32)	(26.2)%
	59,424	53,052	6,372	12.0%

Net operating income	84,007	81,864	2,143	2.6%

Interest expense, net of interest income	(28,047)	(28,096)	49	(0.2)%
Depreciation and amortization	(42,193)	(35,257)	(6,936)	19.7%
Equity in net income from unconsolidated joint venture	1,094	481	613	127.4%
Loss on early extinguishment of debt	(519)	(10)	(509)	5,090.0%
Income from continuing operations	14,342	18,982	(4,640)	(24.4)%
Net income from discontinued operations	1,348	3,147	(1,799)	(57.2)%
Gain on sale of discontinued operations	117,829	—	117,829	100.0%
Net income	$133,519	$22,129	$111,390	503.4%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan office portfolio was 93.6% at June 30, 2014 compared to 95.5% at June 30, 2013. Occupancy for our Suburban office portfolio was 81.0% at June 30, 2014 compared to 78.7% at June 30, 2013. At June 30, 2014, 1.5% and 4.6% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 18.5% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties would be approximately 11.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 7.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties would be approximately 2.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

As a result of the transfer by SL Green to ROP of a property located at 16 Court Street, Brooklyn, in June 2014, which was determined to be a transfer of a business between the indirect parent company and its wholly-owned subsidiary under the business combination guidance, prior periods have been retrospectively adjusted to furnish comparative information. This property was consolidated by SL Green in April 2013 following a business combination achieved in stages.
Rental revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($6.6 million) and the acquisition of 16 Court Street, Brooklyn in April 2013 as well as an increase in occupancy ($1.0 million).
Escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street ($1.1 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($3.7 million) and 16 Court Street, Brooklyn ($0.5 million) and higher real estate taxes resulting from higher assessed values and tax rates ($2.1 million) from non-acquisition properties.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($4.7 million) and 16 Court Street, Brooklyn ($0.9 million). The remaining increase was a result of increased capital expenditures at the non-acquisition properties.
Discontinued Operations
Discontinued operations for the three months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of its operations. Discontinued operations for the three months ended June 30, 2013 includes the results of operations for 673 First Avenue and 300 Main Street, which were sold in April 2014 and September 2013, respectively.

Results of Operations
Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
The following section compares the results of operations for the six months ended June 30, 2014 to the six months ended June 30, 2013 for the 32 consolidated properties owned by ROP. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2014	2013	$ Change	% Change
		(as adjusted)
Rental revenue, net	$229,518	$212,221	$17,297	8.2%
Escalation and reimbursement	36,543	34,246	2,297	6.7%
Investment income	18,052	19,196	(1,144)	(6.0)%
Other income	1,183	2,979	(1,796)	(60.3)%
Total revenues	285,296	268,642	16,654	6.2%

Property operating expenses	120,050	107,415	12,635	11.8%
Transaction related costs	973	11	962	8,745.5%
Marketing, general and administrative	166	188	(22)	(11.7)%
	121,189	107,614	13,575	12.6%

Net operating income	164,107	161,028	3,079	1.9%

Interest expense, net of interest income	(56,163)	(55,727)	(436)	0.8%
Depreciation and amortization	(84,400)	(70,469)	(13,931)	19.8%
Equity in net income from unconsolidated joint venture	1,094	847	247	29.2%
Loss on early extinguishment of debt	(519)	(76)	(443)	582.9%
Income from continuing operations	24,119	35,603	(11,484)	(32.3)%
Net income from discontinued operations	2,054	4,110	(2,056)	(50.0)%
Gain on sale of discontinued operations	117,829	—	117,829	100.0%
Net income	$144,002	$39,713	$104,289	262.6%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan office portfolio was 93.6% at June 30, 2014 compared to 95.5% at June 30, 2013. Occupancy for our Suburban office portfolio was 81.0% at June 30, 2014 compared to 78.7% at June 30, 2013. At June 30, 2014, 1.5% and 4.6% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 18.5% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties would be approximately 11.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 7.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties would be approximately 2.2% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in future years.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
As a result of the transfer by SL Green to ROP of a property located at 16 Court Street, Brooklyn, in June 2014, which was determined to be a transfer of a business between the indirect parent company and its wholly-owned subsidiary under the business combination guidance, prior periods have been retrospectively adjusted to furnish comparative information. This property was consolidated by SL Green in April 2013 following a business combination achieved in stages.
Rental revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($13.4 million) and 16 Court Street, Brooklyn ($3.3 million).

Escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street ($2.3 million).
Other Income
Other income decreased primarily as a result of lower lease buy-out income ($1.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($7.4 million) and 16 Court Street, Brooklyn ($2.0 million) and higher real estate taxes resulting from higher assessed values and tax rates ($3.0 million) from non-acquisition properties.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($10.1 million) and 16 Court Street, Brooklyn ($2.1 million).
Discontinued Operations
Discontinued operations for the six months ended June 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of its operations. Discontinued operations for the six months ended June 30, 2013 includes the results of operations for 673 First Avenue and 300 Main Street, which were sold in April 2014 and September 2013, respectively.

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
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $35.0 million and $31.3 million at June 30, 2014 and 2013, respectively, representing an increase of $3.7 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$84,121	$74,484	$9,637
Net cash provided by (used in) investing activities	$88,140	$(47,758)	$135,898
Net cash used in financing activities	$(180,478)	$(29,482)	$(150,996)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At June 30, 2014, our Manhattan and Suburban office portfolio were 93.6% and 81.0% occupied, respectively. Our preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$(9,720)
Net proceeds from sale of real estate/joint venture interest	137,059
Preferred equity and other investments	8,559
Increase in net cash provided by investing activities	$135,898
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $25.0 million for the six months ended June 30, 2013 to $34.7 million for the six months ended June 30, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the six months ended June 30, 2014, when compared to the six months ended June 30, 2013, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(199,243)
Proceeds from debt obligations	313,062
Contributions from common unitholder	(6,492)
Distributions to common unitholder and noncontrolling interests	(255,770)
Deferred loan costs	(2,553)
Increase in net cash used in financing activities	$(150,996)
Capitalization

Since January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2014.

Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility, entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $783.0 million term loan facility, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At June 30, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of June 30, 2014, the facility fee was 30 basis points. At June 30, 2014, we had $116.3 million of outstanding letters of credit and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the revolving credit facility.
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
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2014 Unpaid Principal Balance	June 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006	255,308	255,227	255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,712	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$1,031,213	$1,030,844	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

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

Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2014, we were in compliance with all such covenants.
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
We have $1.6 billion of fixed rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of June 30, 2014 was based on LIBOR plus a spread ranging from 140 basis points to 145 basis points.
Off-Balance Sheet Arrangements
We have a number of off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 4, "Preferred Equity and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the six months ending December 31, 2014, we expect to incur $44.3 million of our share of recurring capital expenditures and $21.4 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.
Thereafter, we expect our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million and $1.6 million from profit participation for both the three and six months ended June 30, 2014 and 2013, respectively. We recorded expenses of $1.4 million, $2.3 million, $1.3 million and $2.6 million for the three and six months ended June 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $1.9 million, $3.8 million, $1.6 million and $3.4 million for the three and six months ended June 30, 2014 and 2013, respectively.
Insurance
SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. This includes the ROP assets. As of June 30, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2014. The second property portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of $1.3 million, $2.6 million, $1.2 million and $2.4 million for the three and six months ended June 30, 2014 and 2013, respectively.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the Company's ability to comply with financial covenants in our debt instruments;

•	SL Green's ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the continuing threat of terrorist attacks, in particular in the New York Metropolitan area and on our tenants;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2014, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2013 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ James Mead
James Mead Treasurer

Date: August 14, 2014