Form 10-Q
period 2014-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2014-11-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

As of November 12, 2014, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I.     FINANCIAL INFORMATION
ITEM 1.     Financial Statements
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2014	December 31, 2013
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,335,812	$1,086,327
Building and improvements	3,985,981	4,044,636
Building leasehold and improvements	781,420	782,260
Property under capital lease	—	22,866
	6,103,213	5,936,089
Less: accumulated depreciation	(943,472)	(857,265)
	5,159,741	5,078,824
Cash and cash equivalents	33,250	45,871
Restricted cash	26,464	27,865
Tenant and other receivables, net of allowance of $4,243 and $4,148 in 2014 and 2013, respectively	23,268	17,732
Deferred rents receivable, net of allowance of $14,059 and $15,587 in 2014 and 2013, respectively	156,710	163,902
Preferred equity and other investments, net of discounts and deferred origination fees of $1,052 and $1,772 in 2014 and 2013, respectively	396,017	369,364
Deferred costs, net of accumulated amortization of $60,303 and $53,254 in 2014 and 2013, respectively	98,253	92,164
Other assets	122,982	92,398
Total assets	$6,016,685	$5,888,120
Liabilities
Mortgage note and other loans payable	$550,000	$629,266
Revolving credit facility	244,000	220,000
Term loan and senior unsecured notes	1,737,973	1,430,792
Accrued interest payable and other liabilities	24,216	28,051
Accounts payable and accrued expenses	55,200	41,869
Deferred revenue	140,929	154,614
Capitalized lease obligation	—	27,223
Deferred land leases payable	391	21,621
Security deposits	24,872	24,590
Total liabilities	2,777,581	2,578,026
Commitments and contingencies	—	—
Capital
General partner capital	2,894,139	2,963,296
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,313)	(3,981)
Total ROP partner's capital	2,890,826	2,959,315
Noncontrolling interests in other partnerships	348,278	350,779
Total capital	3,239,104	3,310,094
Total liabilities and capital	$6,016,685	$5,888,120

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Revenues
Rental revenue, net	$119,136	$111,068	$354,878	$329,982
Escalation and reimbursement	21,271	20,334	58,129	54,950
Investment income	8,702	9,424	26,754	28,620
Other income	1,104	624	2,301	3,613
Total revenues	150,213	141,450	442,062	417,165
Expenses
Operating expenses, including $5,121 and $14,063 (2014) and $4,687 and $13,258 (2013) of related party expenses	33,090	31,849	96,557	90,569
Real estate taxes	28,062	24,377	79,677	69,667
Ground rent	2,711	2,712	8,134	8,332
Interest expense, net of interest income	27,313	28,065	80,709	81,187
Amortization of deferred financing costs	1,369	1,379	4,136	3,984
Depreciation and amortization	42,267	37,782	130,334	111,968
Transaction related costs	1,218	6	2,206	37
Marketing, general and administrative	76	88	242	276
Total expenses	136,106	126,258	401,995	366,020
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	14,107	15,192	40,067	51,145
Equity in net income from unconsolidated joint ventures	868	480	1,962	1,327
Loss on early extinguishment of debt	—	—	(519)	(76)
Income from continuing operations	14,975	15,672	41,510	52,396
Net (loss) income from discontinued operations	(58)	1,622	1,996	5,732
(Loss) gain on sale of discontinued operations	(250)	13,787	117,579	13,787
Net income	14,667	31,081	161,085	71,915
Net income attributable to noncontrolling interests in other partnerships	(841)	(1,399)	(1,703)	(4,511)
Net income attributable to ROP common unitholder	$13,826	$29,682	$159,382	$67,404
Amounts attributable to ROP common unitholder:
Net income from continuing operations	$14,134	$14,273	$39,807	$47,885
Discontinued operations	(308)	15,409	119,575	19,519
Net income attributable to ROP common unitholder	$13,826	$29,682	$159,382	$67,404

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Net income attributable to ROP common unitholder	$13,826	$29,682	$159,382	$67,404
Other comprehensive income:
Change in net unrealized gain on derivative instruments	275	85	668	755
Comprehensive income attributable to ROP common unitholder	$14,101	$29,767	$160,050	$68,159

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2013, as adjusted	$2,963,296	$—	$350,779	$(3,981)	$3,310,094
Contributions	1,305,408	—	—	—	1,305,408
Distributions	(1,533,947)	—	(4,204)	—	(1,538,151)
Net income	159,382	—	1,703	—	161,085
Other comprehensive income	—	—	—	668	668
Balance at September 30, 2014	$2,894,139	$—	$348,278	$(3,313)	$3,239,104

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
		(as adjusted)
Operating Activities
Net income	$161,085	$71,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,903	120,316
Equity in net income from unconsolidated joint venture	(1,962)	(1,327)
Distributions of cumulative earnings from unconsolidated joint venture	1,773	591
Gain on sale of discontinued operations	(117,579)	(13,787)
Loss on early extinguishment of debt	519	76
Deferred rents receivable	(12,528)	(13,732)
Other non-cash adjustments	(30,431)	(35,414)
Changes in operating assets and liabilities:
Restricted cash—operations	1,401	(3,035)
Tenant and other receivables	(5,673)	(3,746)
Deferred lease costs	(6,466)	(11,177)
Other assets	(24,208)	(21,944)
Accounts payable, accrued expenses and other liabilities and security deposits	448	(6,037)
Deferred revenue and deferred land leases payable	7,725	9,334
Net cash provided by operating activities	109,007	92,033
Investing Activities
Acquisitions of real estate property	(202,870)	—
Additions to land, buildings and improvements	(54,076)	(40,529)
Restricted cash—capital improvements/acquisitions	—	(211,053)
Net proceeds from disposition of real estate	137,059	211,048
Other investments	(40,000)	(19,831)
Origination of preferred equity investments	—	(5,089)
Redemption of preferred equity investments	25,827	—
Net cash used in investing activities	(134,060)	(65,454)
Financing Activities
Repayments of mortgage note and other loans payable	(79,243)	(226)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,136,400	843,938
Repayments of revolving credit facility, term loan and senior unsecured notes	(805,298)	(574,000)
Contributions from common unitholder	1,301,408	988,360
Distributions to noncontrolling interests in other partnerships	(4,204)	(9,597)
Distributions to common unitholder	(1,533,947)	(1,276,638)
Deferred loan costs and capitalized lease obligation	(2,684)	(93)
Net cash provided by (used in) financing activities	12,432	(28,256)
Net decrease in cash and cash equivalents	(12,621)	(1,677)
Cash and cash equivalents at beginning of period	45,871	34,035
Cash and cash equivalents at end of period	$33,250	$32,358

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$6,367	$2,400
Deferred leasing payable	12,927	1,122
Change in fair value of hedge	400	469
Capital leased asset	—	10,657
Contributions from common unit holder	4,000	11,503
The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2014
(unaudited)

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995 and became a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership, on January 25, 2007. The sole general partner of ROP is a wholly-owned subsidiary of the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.25% owned by SL Green Realty Corp., or SL Green, as of September 30, 2014. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
SL Green transferred a property with total assets of $98.7 million in May 2014 and two additional properties with total assets of $195.4 million in September 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of September 30, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	11		6,444,400	94.1%
	Retail	3	(2)	343,692	98.4%
	Development/Redevelopment	1		104,000	72.5%
	Fee Interest	1		176,530	100.0%
		16		7,068,622	94.2%
Suburban	Office	20		3,417,900	80.2%
Total commercial properties		36		10,486,522	89.6%
Residential:
Manhattan	Residential	—	(2)	222,855	96.1%
Total portfolio		36		10,709,377	89.8%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of September 30, 2014, we also held preferred equity investments with a book value of $355.8 million and other investments accounted for under the equity method with a book value of $40.2 million.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2014 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date, and adjusted for the transfer of three properties to ROP in 2014 but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Also, as a result of the transfer of these three properties to ROP, the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013, statement of cash flow for the nine months ended September 2013 and related financial information have been adjusted to furnish comparative information.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties were impaired at September 30, 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

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
We recognized increases of $4.9 million, $16.0 million, $6.8 million and $20.2 million in rental revenue for the three and nine months ended September 30, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. In March 2014, we recognized income of $0.3 million for the amortization of the remaining value of below-market rate mortgage at 16 Court Street, Brooklyn, as a result of early repayment of debt. Excluding this one-time income, we recognized an increase in interest expense for the amortization of the above-market rate mortgages assumed of $0.1 million and $0.4 million for both the three and nine months ended September 30, 2014 and 2013, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
		(as adjusted)
Identified intangible assets (included in other assets):
Gross amount	$254,824	$221,615
Accumulated amortization	(173,726)	(147,069)
Net	$81,098	$74,546
Identified intangible liabilities (included in deferred revenue):
Gross amount	$428,100	$420,261
Accumulated amortization	(295,849)	(268,375)
Net	$132,251	$151,886
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
September 30, 2014
(unaudited)

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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during each of the three and nine months ended September 30, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements
See Note 9, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 5, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Westchester County and Connecticut. The tenants located in our buildings operate in various industries. Other than two tenants who account for 5.2% and 3.5% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 3.3% of our annualized cash rent for the three months ended September 30, 2014. For the three months ended September 30, 2014, 20.6%, 10.2%, 10.2%, 9.2% and 8.7% of our annualized cash rent was attributable to 1185 Avenue of the Americas, 750 Third Avenue, 919 Third Avenue, 1350 Avenue of the Americas, and 810 Seventh Avenue, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations and include the transfer of three properties in 2014.
Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board, or the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

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
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance is permitted. The Company will adopt this standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations but will not have a material impact on our consolidated financial statements.
3. Property Acquisitions
In September 2014, we acquired the fee interest at 635 Madison Avenue for $153.7 million. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In July 2014, we acquired the retail condominium at 115 Spring Street for $53.1 million. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets.
In November 2013, we acquired a mixed-use residential and commercial property located at 315 West 33rd Street, New York, New York for $386.8 million. Based on our preliminary analysis of the purchase price, we allocated $116.0 million and $270.8 million to land and building, respectively. During the three months ended March 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition date and reclassified $33.2 million and $7.8 million to values for above-market and in-place leases and below-market leases, respectively. These adjustments did not have a material impact to our consolidated statement of income for the nine months ended September 30, 2014.

4. Property Dispositions
In May 2014, we sold our leasehold interest in 673 First Avenue for $145.0 million and recognized a gain on sale of $117.6 million.
Discontinued operations included the results of operations of real estate assets under contract or sold prior to September 30, 2014. This included 673 First Avenue, which was sold in May 2014, and 333 West 34th Street, which was sold in August 2013.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental revenue, net	$—	$6,137	$7,853	$24,122
Escalation and reimbursement revenues	—	1,358	1,080	3,299
Other income	—	11	—	15
Total revenues	—	7,506	8,933	27,436
Operating expenses	58	1,414	1,222	5,730
Real estate taxes	—	1,167	1,402	3,558
Ground rent	—	2,196	3,001	5,778
Interest expense, net of interest income	—	645	879	2,274
Depreciation and amortization	—	462	433	4,364
Total expenses	58	5,884	6,937	21,704
Net (loss) income from discontinued operations	$(58)	$1,622	$1,996	$5,732
5. Preferred Equity and Other Investments
As of September 30, 2014 and December 31, 2013, we held the following preferred equity investments, with an aggregate weighted average current yield of 9.76% at September 30, 2014 (in thousands):

Type	September 30, 2014 Senior Financing	September 30, 2014 Carrying value(1)	December 31, 2013 Carrying value(1)	Initial Mandatory Redemption
Preferred equity(2)	$550,000	$121,158	$115,198	July 2015
Preferred equity(2)	926,260	224,720	218,330	July 2016
Preferred equity	70,000	9,950	9,940	November 2017
Preferred equity(3)	—	—	25,896
	$1,546,260	$355,828	$369,364
__________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.
At September 30, 2014 and December 31, 2013, all preferred equity investments were performing in accordance with the terms of the relevant investments.
In March 2014, we closed on a $40.0 million preferred equity investment, which has a repayment date of March 2016, subject to three one-year extension options and a two-year option for the last extension. As a result of meeting the criteria of a real estate investment under the guidance for ADC arrangements, we have accounted for this wholly owned investment under the equity method of accounting. As of September 30, 2014, the book value of this investment was $40.2 million.

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
September 30, 2014
(unaudited)

6. Mortgage Note and Other Loans Payable
The first mortgage note and other loans payable collateralized by the property, assignment of leases and investments at September 30, 2014 and December 31, 2013 were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
				(as adjusted)
Other loan payable(2)	September 2019	8.00%	$50,000	$50,000
919 Third Avenue(3)	June 2023	5.12%	500,000	500,000
16 Court Street(4)	—	—	—	79,243
609 Partners, LLC(5)	—	—	—	23
			$550,000	$629,266
______________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2014.

(2)	This loan is secured by a portion of a preferred equity investment.

(3)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(4)	In April 2014, we repaid the loan and incurred a loss on early extinguishment of debt of $0.5 million.

(5)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.
The gross book value of the property and preferred equity investment collateralizing the mortgage note and other loans payable was $1.5 billion and $1.6 billion at September 30, 2014 and December 31, 2013, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility, or the term loan facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan facility from March 30, 2018 to June 30, 2019. In November 2014, we entered into a further amendment to the 2012 credit facility, which increased the term loan facility by $50.0 million to $833.0 million. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $833.0 million term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At September 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of September 30, 2014, the facility fee was 30 basis points. At September 30, 2014, we had $113.3 million of outstanding letters of credit, $244.0 million drawn under the revolving credit facility and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $0.8 billion under the revolving credit facility. In November 2014, an additional $50.0 million was borrowed under the increased term loan facility described above.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2014 Unpaid Principal Balance	September 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,238	$255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,728	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
August 13, 2004(4)	—	—	75,898
	$955,315	$954,973	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

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

(4)	In August 2014, these notes were repaid at maturity.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2014, we were in compliance with all such covenants.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Principal Maturities
Combined aggregate principal maturities of mortgage note and other loans payable and term loan and senior unsecured notes as of September 30, 2014, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loan and Senior Unsecured Notes	Total
Remaining 2014	$—	$—	—	$—	$—
2015	—	—	—	7	7
2016	3,566	—	—	255,308	258,874
2017	7,411	—	—	—	7,411
2018	7,799	—	244,000	250,000	501,799
Thereafter	39,630	491,594	—	1,233,000	1,764,224
	$58,406	$491,594	244,000	$1,738,315	$2,532,315
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(as adjusted)		(as adjusted)
Interest expense	$27,320	$28,066	$80,726	$81,191
Interest income	(7)	(1)	(17)	(4)
Interest expense, net of interest income	$27,313	$28,065	$80,709	$81,187
Interest capitalized	$937	$—	$2,835	$—
8. Partners' Capital
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
			(as adjusted)	(as adjusted)
Preferred equity investments	$355,828	(1)	$369,364	(1)

Fixed rate debt	$1,534,973	$1,677,881	$1,610,815	$1,714,721
Variable rate debt	997,000	1,025,320	669,243	684,871
	$2,531,973	$2,703,201	$2,280,058	$2,399,592
____________________________________

(1)
Preferred equity investments had an estimated fair value ranging from $355.8 million to $391.4 million as of September 30, 2014. As of December 31, 2013, preferred equity investments had an estimated fair value of $400.0 million.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2014 and December 31, 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
As of September 30, 2014, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2014 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value (in thousands)	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value (in thousands)
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$893

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the remaining term of the related senior unsecured notes. As of September 30, 2014 and December 31, 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.4 million and $2.7 million, respectively.
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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended September 30, 2014 and 2013 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps	$21	$(149)	Interest expense	$254	$234	Interest expense	$1	$2
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2014 and 2013 (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2014	2013		2014	2013		2014	2013
Interest Rate Swaps	$(88)	$44	Interest expense	$756	$711	Interest expense	$3	$2
11. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million, $2.4 million, $0.7 million and $2.3 million from profit participation for the three and nine months ended September 30, 2014 and 2013, respectively. We recorded expenses of $1.8 million, $4.5 million, $1.9 million and $4.9 million for the three and nine months ended September 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $2.0 million, $5.8 million, $1.8 million and $5.2 million for the three and nine months ended September 30, 2014 and 2013, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Insurance
We obtained a portion of our insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of $1.3 million, $3.9 million, $1.3 million and $3.7 million for the three and nine months ended September 30, 2014 and 2013, respectively.
12. Commitments and Contingencies
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under noncancellable operating leases with initial terms in excess of one year as of September 30, 2014 (in thousands):

Non-cancellable operating leases
Remaining 2014	$3,144
2015	10,474
2016	10,474
2017	10,474
2018	10,474
Thereafter	272,906
Total minimum lease payments	$317,946

13. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Westchester County, New Jersey and Connecticut and have two reportable segments, real estate and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2014
(unaudited)

Selected results of operations for the three and nine months ended September 30, 2014 and 2013, and selected asset information as of September 30, 2014 and December 31, 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity and Other Investments Segment	Total Company
Total revenues:
Three months ended:
September 30, 2014	$141,511	$8,702	$150,213
September 30, 2013, as adjusted	132,026	9,424	141,450
Nine months ended:
September 30, 2014	$415,308	$26,754	$442,062
September 30, 2013, as adjusted	388,545	28,620	417,165
Income from continuing operations:
Three months ended:
September 30, 2014	$7,017	$7,958	$14,975
September 30, 2013, as adjusted	7,490	8,182	15,672
Nine months ended:
September 30, 2014	$17,866	$23,644	$41,510
September 30, 2013, as adjusted	27,760	24,636	52,396
Total assets
As of:
September 30, 2014	$5,619,268	$397,417	$6,016,685
December 31, 2013, as adjusted	5,517,588	370,532	5,888,120
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
14. Subsequent Events
In November 2014, we entered into an amendment to the 2012 credit facility which increased the term loan facility by $50.0 million to $833.0 million. That additional $50.0 million was borrowed in November 2014. See Note 7, "Corporate Indebtedness."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS
Overview
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995 and became a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership, on January 25, 2007. The sole general partner of ROP is a wholly-owned subsidiary of the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.25% owned by SL Green Realty Corp., or SL Green, as of June 30, 2014. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial real estate properties, principally office properties and also owns land for future development, located in New York City, Westchester County and Connecticut, which collectively is also known as the New York Metropolitan area.
SL Green transferred a property with total assets of $98.7 million in May 2014 and two additional properties with total assets of $195.4 million in September 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification 805-50), the properties were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013.
As of September 30, 2014, we owned the following properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Westchester County and Connecticut, which are collectively known as the Suburban properties:

Location	Type	Number of Properties		Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	11		6,444,400	94.1%
	Retail	3	(2)	343,692	98.4%
	Development/Redevelopment	1		104,000	72.5%
	Fee Interest	1		176,530	100.0%
		16		7,068,622	94.2%
Suburban	Office	20		3,417,900	80.2%
Total commercial properties		36		10,486,522	89.6%
Residential:
Manhattan	Residential	—	(2)	222,855	96.1%
Total portfolio		36		10,709,377	89.8%
______________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2014, we owned a building that was comprised of 270,132 square feet of retail space and 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of September 30, 2014, we also held preferred equity investments with a book value of $355.8 million and other investments accounted for under the equity method with a book value of $40.2 million.

Critical Accounting Policies
Refer to our 2013 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the nine months ended September 30, 2014.

Results of Operations
As a result of the transfers of three properties by SL Green to ROP in 2014, which were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary under the business combination guidance, prior periods have been retrospectively adjusted to furnish comparative information.
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
The following section compares the results of operations for the three months ended September 30, 2014 to the three months ended September 30, 2013 for the 36 consolidated properties owned by ROP. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2014	2013	$ Change	% Change
		(as adjusted)
Rental revenue, net	$119,136	$111,068	$8,068	7.3%
Escalation and reimbursement	21,271	20,334	937	4.6%
Investment income	8,702	9,424	(722)	(7.7)%
Other income	1,104	624	480	76.9%
Total revenues	150,213	141,450	8,763	6.2%

Property operating expenses	63,863	58,938	4,925	8.4%
Transaction related costs	1,218	6	1,212	20,200.0%
Marketing, general and administrative	76	88	(12)	(13.6)%
	65,157	59,032	6,125	10.4%

Net operating income	85,056	82,418	2,638	3.2%

Interest expense and amortization of financing costs, net of interest income	(28,682)	(29,444)	762	(2.6)%
Depreciation and amortization	(42,267)	(37,782)	(4,485)	11.9%
Equity in net income from unconsolidated joint venture	868	480	388	80.8%
Income from continuing operations	14,975	15,672	(697)	(4.4)%
Net (loss) income from discontinued operations	(58)	1,622	(1,680)	(103.6)%
(Loss) gain on sale of discontinued operations	(250)	13,787	(14,037)	(101.8)%
Net income	$14,667	$31,081	$(16,414)	(52.8)%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan office portfolio was 94.1% at September 30, 2014 compared to 95.7% at September 30, 2013. Occupancy for our Suburban office portfolio was 80.2% at September 30, 2014 compared to 77.6% at September 30, 2013. At September 30, 2014, 1.3% and 1.4% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 18.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties would be approximately 8.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 1.7% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties would be approximately 3.3% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
Rental revenue and escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($7.6 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($3.7 million) and higher real estate taxes resulting from higher assessed values and tax rates from non-acquisition properties ($1.4 million).
Transaction Related Costs
Transaction related costs for the three months ended September 30, 2014 includes costs incurred relating to the acquisition of 635 Madison and 115 Spring Street in 2014.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($2.8 million) and 16 Court Street, Brooklyn ($0.7 million). The remaining increase was a result of increased capital expenditures at the non-acquisition properties.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2014 includes post closing adjustments relating to the sale of 673 First Avenue, which was sold in April 2014. Discontinued operations for the three months ended September 30, 2013 includes the gain recognized on the sale of 333 West 34th Street ($13.8 million). Prior period's results of operations of these sold properties were included in the net income from discontinued operations to conform with the current presentation.

Results of Operations
Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
The following section compares the results of operations for the nine months ended September 30, 2014 to the nine months ended September 30, 2013 for the 36 consolidated properties owned by ROP. Any assets sold or held for sale are excluded from the income from continuing operations and from the following discussion.

(in thousands)	2014	2013	$ Change	% Change
		(as adjusted)
Rental revenue, net	$354,878	$329,982	$24,896	7.5%
Escalation and reimbursement	58,129	54,950	3,179	5.8%
Investment income	26,754	28,620	(1,866)	(6.5)%
Other income	2,301	3,613	(1,312)	(36.3)%
Total revenues	442,062	417,165	24,897	6.0%

Property operating expenses	184,368	168,568	15,800	9.4%
Transaction related costs	2,206	37	2,169	5,862.2%
Marketing, general and administrative	242	276	(34)	(12.3)%
	186,816	168,881	17,935	10.6%

Net operating income	255,246	248,284	6,962	2.8%

Interest expense and amortization of financing costs, net of interest income	(84,845)	(85,171)	326	(0.4)%
Depreciation and amortization	(130,334)	(111,968)	(18,366)	16.4%
Equity in net income from unconsolidated joint venture	1,962	1,327	635	47.9%
Loss on early extinguishment of debt	(519)	(76)	(443)	582.9%
Income from continuing operations	41,510	52,396	(10,886)	(20.8)%
Net income from discontinued operations	1,996	5,732	(3,736)	(65.2)%
Gain on sale of discontinued operations	117,579	13,787	103,792	752.8%
Net income	$161,085	$71,915	$89,170	124.0%
Rental, Escalation and Reimbursement Revenues
Occupancy for our Manhattan office portfolio was 94.1% at September 30, 2014 compared to 95.7% at September 30, 2013. Occupancy for our Suburban office portfolio was 80.2% at September 30, 2014 compared to 77.6% at September 30, 2013. At September 30, 2014, 1.3% and 1.4% of the space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2014. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Manhattan operating properties would be approximately 18.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties would be approximately 8.6% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2014 lease expirations at our consolidated Suburban operating properties would be approximately 1.7% lower than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties would be approximately 3.3% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in future years.
Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.
Rental revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($19.9 million) and 16 Court Street, Brooklyn ($3.3 million).
Escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street ($3.5 million).
Other Income
Other income decreased primarily as a result of lower lease buy-out income ($0.9 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($11.0 million) and 16 Court Street, Brooklyn ($1.7 million) and higher real estate taxes resulting from higher assessed values and tax rates from non-acquisition properties ($3.1 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of the acquisition of 635 Madison and 115 Spring Street in 2014.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($12.9 million) and 16 Court Street, Brooklyn ($2.9 million). The remaining increase was a result of increased capital expenditures at the non-acquisition properties.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.6 million) and the results of its operations. Discontinued operations for the nine months ended September 30, 2013 includes the gain recognized on the sale of 333 West 34th Street ($13.8 million). The prior period's results of operations for these sold properties were included in the net income from discontinued operations to conform with the current presentation.
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
Cash and cash equivalents were $33.3 million and $32.4 million at September 30, 2014 and 2013, respectively, representing an increase of $0.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
		(as adjusted)
Net cash provided by operating activities	$109,007	$92,033	$16,974
Net cash used in investing activities	$(134,060)	$(65,454)	$(68,606)
Net cash provided by (used in) financing activities	$12,432	$(28,256)	$40,688

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At September 30, 2014, our Manhattan and Suburban office portfolio were 94.1% and 80.2% occupied, respectively. Our preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(202,870)
Capital expenditures and capitalized interest	(13,547)
Net proceeds from sale of real estate/joint venture interest	(73,989)
Repayment or redemption of preferred equity and other investments, net of originations or investments	10,747
Restricted cash—capital improvements	211,053
Increase in net cash used in investing activities	$(68,606)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $40.5 million for the nine months ended September 30, 2013 to $54.1 million for the nine months ended September 30, 2014. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the nine months ended September 30, 2014, when compared to the nine months ended September 30, 2013, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(310,315)
Proceeds from debt obligations	292,462
Contributions from common unitholder	313,048
Distributions to common unitholder and noncontrolling interests	(251,916)
Deferred loan costs	(2,591)
Increase in net cash provided by financing activities	$40,688
Capitalization

Since January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through 100% ownership by our general partner.

Contractual Obligations

Refer to our 2013 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2014.

Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility, entered into by the Company in November 2012, or the 2012 credit facility, which, among other things, increased the term loan portion of the 2012 credit facility, or the term loan facility, by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan facility by 25 basis points and extended the maturity of the term loan facility from March 30, 2018 to June 30, 2019. In November 2014, we entered into a further amendment to the 2012 credit facility, which increased the term loan facility by $50.0 million to $833.0 million. The 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $833.0 million term loan facility. The revolving credit facility matures in March 2017 and includes two six-month as-of-right extension options, subject to the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to our senior unsecured long term indebtedness. At September 30, 2014, the applicable spread was 145 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.64% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to our senior unsecured long term indebtedness. As of September 30, 2014, the facility fee was 30 basis points. At September 30, 2014, we had $113.3 million of outstanding letters of credit, $244.0 million drawn under the revolving credit facility and $783.0 million outstanding under the term loan facility, with total undrawn capacity of $0.8 billion under the revolving credit facility. In November 2014, an additional $50.0 million was borrowed under the increased term loan facility described above.
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
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2014 and December 31, 2013 by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2014 Unpaid Principal Balance	September 30, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,238	$255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,728	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
August 13, 2004(4)	—	—	75,898
	$955,315	$954,973	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

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

(4)	In August 2014, these notes were repaid at maturity.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2014, we were in compliance with all such covenants.
Market Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $9.9 million.
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
We have $1.5 billion of fixed rate long-term debt, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of September 30, 2014 was based on LIBOR plus a spread ranging from 140 basis points to 145 basis points.
Off-Balance Sheet Arrangements
We have a number of off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the three months ending December 31, 2014, we expect to incur $33.8 million of our share of recurring capital expenditures and $16.6 million of development expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. We expect to fund these capital expenditures with operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.
Thereafter, we expect our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Our affiliate earned $0.8 million, $2.4 million, $0.7 million and $2.3 million from profit participation for the three and nine months ended September 30, 2014 and 2013, respectively. We recorded expenses of $1.8 million, $4.5 million, $1.9 million and $4.9 million for the three and nine months ended September 30, 2014 and 2013, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Allocated expenses were $2.0 million, $5.8 million, $1.8 million and $5.2 million for the three and nine months ended September 30, 2014 and 2013, respectively.
Insurance
SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. This includes ROP assets. As of September 30, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2014. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $300 million per occurence, including terrorism, for our residential properties and expires January 31, 2015. SL Green maintains two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2015 and cover our commercial and residential, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood, Professional Liability and Employment Practices Liability, and D&O coverage.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of $1.3 million, $3.9 million, $1.3 million and $3.7 million for the three and nine months ended September 30, 2014 and 2013, respectively.
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
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Westchester County and Connecticut office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-

looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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

•
our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of terrorist acts and environmental contamination; and,

•
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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Market Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2014, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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

10.1
Agreement Regarding Additional Term Loan, dated as of November 10, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, The Bank of New York Mellon (as Increasing Lender) and Wells Fargo Bank, National Association, as Administrative Agent, filed with the SEC on November 12, 2014.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ James Mead
James Mead Treasurer

Date: November 14, 2014