Form 10-K
period 2014-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2015-03-13
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 13, 2015, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2015 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.

PART I
ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
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
In connection with the closing of our 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred three properties with total assets aggregating to $320.2 million at December 31, 2012. During 2014, SL Green transferred an additional five properties with total assets aggregating to $884.3 million to ROP. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
On September 30, 2012, SL Green transferred $324.9 million of preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.
As of December 31, 2014, we owned the following commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Buildings	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	13	7,611,645	92.8%
	Retail(2)	5	352,892	98.4%
	Redevelopment	1	104,000	72.5%
	Fee Interest	1	176,530	100.0%
		20	8,245,067	92.9%
Suburban	Office	20	3,417,900	80.5%
Total commercial properties		40	11,662,967	89.3%
Residential:
Manhattan	Residential(2)	—	222,855	95.8%
Total portfolio		40	11,885,822	89.4%
____________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

(2)
As of December 31, 2014, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of December 31, 2014, we also held preferred equity and other investments with a book value of $173.2 million.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2014, SL Green's corporate staff, inclusive of our staff, consisted of 279 persons, including 179 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of SL Green's business and growth strategies.
Competition
See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of SL Green's competition.
Manhattan Office Market Overview
See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of SL Green's industry segments.
Employees
See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete description of SL Green's employees.

ITEM 1A.    RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut and New Jersey, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current obligations and make distributions to SL Green.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and a multifamily residential property. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service current debt and make distributions to SL Green. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and our ability to service current debt and to make distributions to SL Green.
We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2014, approximately 3.5 million square feet, representing approximately 35.8% of the rentable square feet, are scheduled to expire by December 31, 2019 at our properties. As of December 31, 2014, these leases had annualized escalated rent totaling $200.8 million. We also have leases with termination options beyond 2019. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and make distributions to SL Green could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBDs. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBDs in which our Suburban properties are located, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
The expiration of long term leases or operating sublease interests where we do not own a fee interest in the land could adversely affect our results of operations.
Our interests in 461 Fifth Avenue, 625 Madison Avenue and 1185 Avenue of the Americas, all in Manhattan, and 1055 Washington Boulevard, Stamford, Connecticut, are comprised of long-term leaseholds in the land and the improvements, rather than by ownership of a fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date.
The average remaining term of these long-term leases as of December 31, 2014, including our unilateral extension rights on each of the properties, is 36 years. Pursuant to the leasehold arrangements, we perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of office properties held through long-term leases or operating sublease interests at December 31, 2014 totaled $157.5 million, or 31.3%, of our share of total annualized cash rent for office properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to their expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations.
Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and make distributions to SL Green.

Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about the growth prospects and the stability of the markets generally may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in Manhattan, Westchester County, Connecticut and New Jersey. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

•	significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable may be limited, including as a result of increased credit risk premiums for certain market participants, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense; and

•
reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We rely on five large properties for a significant portion of our revenue.
As of December 31, 2014, five of our properties, 1185 Avenue of the Americas, 1350 Avenue of the Americas, 919 Third Avenue, 625 Madison Avenue and 750 Third Avenue, accounted for 51.8% of our total annualized cash rent for office properties, and 1185 Avenue of the Americas alone accounted for 17.4% of our total annualized cash rent for office properties. Our revenue and cash available to service our debt obligations and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt obligations and make distributions to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy or become insolvent.
Our results of operations rely on major tenants and insolvency or bankruptcy of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2014 for properties, as of that date, our five largest tenants, based annualized cash rent, accounted for 17.5% of our share of total annualized cash rent for office properties, with three tenants, Ralph Lauren Corporation, Debevoise & Plimpton, LLP and News America Incorporated, accounting for 4.7%, 4.4% and 3.0% of our share of total annualized cash rent for office properties, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely manner or at all. In addition, if current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which would in turn have an adverse effect on our business and results of operations.
We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in direct proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. In such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt obligations and make distributions to SL Green.
We face risks associated with property acquisitions.
We may acquire interests in properties, individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

•	we may be unable to meet required closing conditions;

•	we may be unable to finance acquisitions and developments of properties on favorable terms or at all;

•	we may be unable to lease our acquired properties on the same terms or to the same level of occupancy as our existing properties;

•	acquired properties may fail to perform as we expected;

•	we may expend funds on, and devote management time to, acquisition opportunities which we do not complete, which may include non-refundable deposits;

•	our estimates of the costs we incur in renovating, improving, developing or redeveloping acquired properties may be inaccurate;

•	we may not be able to obtain adequate insurance coverage for acquired properties;

•
acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures and may increase the risks associated with concentration of clients and geographies; and

•
we may be unable to quickly and efficiently integrate new acquisitions and developments, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

We may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

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

•	an increase in the purchase price for such acquisition property.
If we are unable to successfully acquire additional properties, our ability to grow our business could be adversely affected. In addition, increases in the cost of acquisition opportunities could adversely affect our results of operations.
We are subject to risks that affect the retail environment.
Approximately 3.6% of our share of total annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
The occurrence of a terrorist attack may adversely affect the value of our properties and our ability to generate cash flow.
Our operations are primarily concentrated in midtown Manhattan. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
Potential losses may not be covered by insurance.
ROP is insured through a program administered by SL Green. SL Green maintains "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. This includes ROP assets. As of December 31, 2014, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2015. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of SL Green's residential assets and maintains a limit of $380 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. SL Green maintains two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential properties, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
SL Green's wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of its overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the impact on us of fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood and D&O coverage. As long as SL Green owns Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of SL Green's consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policy, SL Green would ultimately record the loss to the extent of Belmont’s required payment. Belmont is not reinsured by a third-party. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015). The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing on December 31, 2015. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to, for example, terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders require greater coverage that we are unable to obtain at commercially reasonable rates, we may incur substantially higher insurance premiums or our ability to finance our properties and expand our portfolio may be adversely impacted.
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties requiring them to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. Additionally, we may have less protection than with respect to the properties where we obtain coverage directly.
In connection with this program we incurred insurance expense of approximately $6.1 million, $5.8 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
We face possible risks associated with natural disasters and the physical effects of climate change.
We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations as well as our ability to make distributions to SL Green.
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
The total principal amount of our outstanding consolidated indebtedness was $2.8 billion as of December 31, 2014, consisting of $1.3 billion under our 2012 credit facility, which is inclusive of our $833.0 million term loan, $1.0 billion under our senior unsecured notes and $500.0 million of non-recourse mortgage note. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2012 credit facility. Our 2012 credit facility in aggregate currently matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility component of the facility. In December 2014, we received lender commitments sufficient to modify and extend the revolving credit facility from March 2018 to March 2020 and to reduce the margin by 25 basis points. This modification took effect in the first quarter of 2015.
If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2012 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to service debt obligations and our ability make to distributions to SL Green.
Rising interest rates could adversely affect our cash flow.
Advances under our 2012 credit facility of approximately $1.3 billion at December 31, 2014 bear interest at a variable rate. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $833.0 million term loan. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 140 basis points, respectively, at December 31, 2014. As of December 31, 2014, borrowings under our 2012 credit facility bore weighted average interest at 1.65%. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2014, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $11.8 million. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to service debt and make distributions to SL Green.
Failure to hedge effectively against interest rate changes may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes and when existing interest rate hedges terminate, we may incur increased costs in putting in place further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Increases in our level of indebtedness could adversely affect our cash flow.
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
A downgrade in our credit ratings could materially adversely affect our business and financial condition.
Our credit rating and the credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to service debt obligations and make distributions to SL Green.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We owned or held interest in preferred equity investments with an aggregate net book value of approximately $173.2 million at December 31, 2014. Some of these investments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt obligations and make distributions to SL Green.
We may incur costs to comply with environmental and health and safety laws.
We are subject to various federal, state and local environmental and health and safety laws which change from time to time. These laws regulate, among other things, air and water quality, our use, storage, disposal and management of hazardous substances and wastes and can impose liability on current and former property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was in compliance with law or whether it was caused by, or known to, the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.
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
Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with laws and regulations to which we are subject. If one or more of our properties is not in compliance with the material provisions of the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to make distributions to SL Green could be adversely affected.
We face potential conflicts of interest.
Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which Mr. Green, directly or indirectly, has an affiliation.
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. SL Green, including us, and our tenants accounted for 14.6% of Alliance's 2014 estimated total revenue. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.
As of December 31, 2014, services were being provided by these entities to 17 of the properties owned by ROP.
Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.
Stephen L. Green, Marc Holliday, Andrew Mathias, Andrew Levine and Matthew J. DiLiberto entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in (i) the acquisition, development, management, leasing or financing of office real estate in the New York City Metropolitan area (in the case of Stephen L. Green) and (ii) the acquisition, development, management, leasing or financing of any office real estate throughout the United States and any multifamily residential or retail real estate located in Manhattan. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than it otherwise might because of its desire to maintain an ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.
SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value of SL Green's securities.

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
If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, it would have to pay significant income taxes and ROP would therefore have less money available for investments, to service debt obligations or make distributions to SL Green. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to a number of risks including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber attacks and intrusions, such as computer viruses, malware, attachments to e-mails, intrusion and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems. The risk of a security breach or disruption, particularly through cyber attacks and intrusions, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. Our systems are critical to the operation of our business and any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and our ability to service debt obligations and make distributions to SL Green.
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.
Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and the New York Stock Exchange rules, can create uncertainty for public companies. These changed or new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.
Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our continued efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our directors, president and treasurer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.
Forward-looking statements may prove inaccurate
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2014, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2014, we owned or held interests in 13 commercial office buildings encompassing approximately 7.6 million rentable square feet, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2014, our portfolio also included ownership interests in 20 commercial office buildings encompassing approximately 3.4 million rentable square feet located in Brooklyn, Westchester County, Connecticut and New Jersey, which we refer to as our Suburban properties.
At December 31, 2014, we also owned a mixed-use residential and prime retail property encompassing approximately 492,987 square feet, a redevelopment property encompassing approximately 104,000 square feet and a land interest encompassing approximately 176,530 square feet. As of December 31, 2014, we also held preferred equity and other investments with a book value of $173.2 million.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, redevelopment properties and land interest in the portfolio as of December 31, 2014:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percentage of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
MANHATTAN OFFICE PROPERTIES
110 East 42nd Street	1921	Grand Central	215,400	2%	98.8%	$10,364,856	2%	22	$51.15
1185 Avenue of the Americas(4)	1969	Rockefeller Center	1,062,000	10	99.9%	87,476,904	17	19	$81.13
125 Park Avenue(5)	1923/2006	Grand Central	604,245	6	80.4%	29,298,864	6	22	$58.83
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	5	96.9%	39,094,293	8	36	$69.07
304 Park Avenue South	1930	Midtown South	215,000	2	91.9%	11,976,660	2	13	$62.03
461 Fifth Avenue(4)	1988	Midtown	200,000	2	96.5%	16,606,080	3	12	$82.60
555 West 57th Street	1971	Midtown West	941,000	9	99.9%	37,381,476	8	10	$36.82
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	81.3%	14,085,768	3	13	$114.46
625 Madison Avenue(4)(5)	1956/2002	Plaza District	563,000	5	92.1%	47,157,372	9	21	$88.43
641 Sixth Avenue	1902	Midtown South	163,000	1	92.1%	8,521,524	2	7	$56.20
750 Third Avenue	1958/2006	Grand Central North	780,000	7	96.7%	43,606,644	9	30	$56.21
810 Seventh Avenue	1970	Times Square	692,000	6	81.0%	36,652,068	7	41	$62.07
919 Third Avenue(6)	1970	Grand Central North	1,454,000	13	90.3%	84,800,004	9	11	$64.24
Total / Weighted Average Manhattan Office Properties			7,611,645	69%	92.8%	$467,022,513	85%	257
SUBURBAN OFFICE PROPERTIES
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2%	72.9%	$4,372,248	1%	10	$24.53
1100 King Street - 1-6 International Drive	1983-1986	Rye Brook, Westchester	540,000	5	60.2%	8,694,168	2	27	$26.15
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	75.1%	2,753,964	0	10	$23.09
140 Grand Street	1991	White Plains, Westchester	130,100	1	100.0%	4,123,920	1	15	$34.81
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2	80.2%	4,645,920	1	8	$24.51
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	4	92.3%	12,840,336	3	19	$36.02
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	97.8%	4,987,236	1	7	$25.29
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	76.2%	3,550,248	0	11	$27.38
Westchester, NY Subtotal/Weighted Average			2,135,100	20%	78.8%	$45,968,040	9%	107
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	2%	77.1%	$3,601,092	1%	23	$34.54

1055 Washington Boulevard(4)	1987	Stamford, Connecticut	182,000	2	89.2%	6,279,972	1	23	$37.01
680 Washington(6)	1989	Stamford, Connecticut	133,000	1	80.9%	4,646,412	0	9	$43.71
7 Landmark Square	1973-1984	Stamford, Connecticut	36,800	0	76.9%	313,536	0	1	$78.78
750 Washington Boulevard(6)	1989	Stamford, Connecticut	192,000	2	97.8%	7,721,700	1	11	$41.09
Connecticut Subtotal/Weighted Average			687,200	7%	86.8%	$22,562,712	3%	67
125 Chubb Way(5)	2008	Lyndhurst, New Jersey	278,000	3%	62.4%	$3,851,880	1%	5	$23.37
New Jersey Subtotal/Weighted Average			278,000	3%	62.4%	$3,851,880	1%	5
16 Court Street(5)	1927-1928	Brooklyn, New York	317,600	1%	94.7%	$11,572,848	2%	67	$39.98
Brooklyn Subtotal/Weighted Average			317,600	1%	94.7%	$11,572,848	2%	67
Total / Weighted Average Suburban Office Properties			3,417,900	31%	80.5%	$83,955,480	15%	246
Portfolio Grand Total / Weighted Average			11,029,545	100%	89.0%	$550,977,993	100%	503
Portfolio Grand Total—ROP share of Annualized Cash Rent						$503,365,616
PRIME RETAIL
102 Greene Street	1910	SoHo	9,200	3%	100.0%	$633,132	3%	3	$68.82
115 Spring Street	1900	SoHo	5,218	1	100.0%	935,748	5	1	$179.33
131-137 Spring Street(5)	1891	SoHo	68,342	19	92.0%	4,548,411	21	11	$72.37
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	77	100.0%	15,199,764	71	10	$56.27
Total/Weighted Average Retail Properties			352,892	100%	98.4%	$21,317,055	100%	25
LAND
635 Madison Avenue			176,530	100%	100.0%	3,677,574	100%		$20.83
Total/Weighted Average Land Properties			176,530	100%	100.0%	$3,677,574	100%
REDEVELOPMENT
635 Sixth Avenue	1902	Midtown South	104,000	100%	72.5%	5,441,412	100%	1	$72.12
Total/Weighted Average Redevelopment Properties			104,000	100%	72.5%	$5,441,412	100%	1

RESIDENTIAL PROPERTY	SubMarket	Usable Sq. Feet	Total Units	Percent Leased	Annualized Cash Rent(1)	Average Monthly Rent Per Unit
315 West 33rd Street - The Olivia	Penn Station	222,855	333	95.8%	$14,324,721	$3,754
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2014.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $11.2 million for our properties.

(3)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)	We hold a leasehold interest in this property.

(5)	Properties that were transferred in 2014.

(6)	ROP own a 51% interest in this joint venture asset.
Historical Occupancy
SL Green has historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
____________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in the wholly-owned and joint venture properties in Manhattan owned by SL Green as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

SL Green has generally historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
____________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in the wholly-owned and joint venture properties owned by SL Green as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2019, the average annual rollover at our Manhattan operating properties is expected to be approximately 0.4 million square feet representing an average annual expiration rate of approximately 5.9% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following table sets forth a schedule of the annual lease expirations at our Manhattan operating properties, with respect to leases in place as of December 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015(4)	29	153,208	2.1%	$10,897,536	$71.13
2016	34	630,424	8.7	42,337,154	$67.16
2017	27	349,969	4.8	24,328,370	$69.52
2018	23	363,123	5.0	34,251,672	$94.33
2019	23	665,381	9.2	44,145,262	$66.35
2020	23	703,507	9.7	47,381,976	$67.35
2021	22	1,151,234	15.9	70,699,647	$61.41
2022	20	622,324	8.6	37,103,436	$59.62
2023	16	486,429	6.7	26,490,764	$54.46
2024 & thereafter	47	2,123,207	29.3	129,386,696	$60.94
Total/weighted average	264	7,248,806	100.0%	$467,022,513	$64.43
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $8.8 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 13,456 square feet and annualized cash rent of $810,960 occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2014.

Leases in our Suburban portfolio, as at many other suburban operating properties, typically have an initial term of five to ten years. For the five years ending December 31, 2019, the average annual rollover at our Suburban operating properties is expected to be approximately 0.3 million square feet, representing an average annual expiration rate of approximately 10.5% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Suburban operating properties with respect to leases in place as of December 31, 2014 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2015(4)	38	213,874	8.1%	$7,428,744	$34.73
2016	40	369,632	14.0	13,308,924	$36.01
2017	25	122,149	4.6	5,052,900	$41.37
2018	28	195,855	7.4	6,461,676	$32.99
2019	35	525,025	19.8	14,678,256	$27.96
2020	18	286,776	10.8	9,105,748	$31.75
2021	15	233,266	8.8	6,123,660	$26.25
2022	10	51,813	2.0	1,683,384	$32.49
2023	9	155,316	5.9	4,928,508	$31.73
2024 & thereafter	29	494,186	18.6	15,183,680	$30.72
Total/weighted average	247	2,647,892	100.0%	$83,955,480	$31.71
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2014 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2014 for the 12 months ending December 31, 2015 will reduce cash rent by $2.4 million for the suburban properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 33,174 square feet and annualized cash rent of $1.3 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2014.

Tenant Diversification
At December 31, 2014, our Manhattan and Suburban office properties were leased to 503 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the ten largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2014:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Debevoise & Plimpton, LLP	919 Third Avenue	2021	619,353	5.6%	4.4%
Ralph Lauren Corporation	625 Madison Avenue	2019	339,381	3.1	4.7
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	295,226	2.7	2.4
Advance Magazine Group, Fairchild Publications	750 Third Avenue	2021	286,622	2.6	2.5
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	2.4	1.7
BMW of Manhattan	555 West 57th Street	2022	227,782	2.1	1.2
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2023 & 2030	227,622	2.1	1.7
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	1.6	2.6
News America Incorporated	1185 Avenue of the Americas	2020	161,722	1.5	3.0
King & Spalding	1185 Avenue of the Americas	2025	159,943	1.5	2.8
Total			2,762,406	25.2%	27.0%
Environmental Matters
We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the American Society for Testing and Materials (ASTM) Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, a historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2014, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 13, 2015, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
COMMON UNITS
No distributions have been declared by ROP in respect of its Class A common units subsequent to the Merger on January 25, 2007.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We did not sell any Class A common units during the years ended December 31, 2014, 2013 and 2012 that were not registered under the Securities Act of 1933, as amended.
None of the Class A common units were exchanged into shares of SL Green's common stock and cash in accordance with the Merger Agreement.
PURCHASES OF EQUITY SECURITIES BY ISSUER AND AFFILIATE PURCHASERS
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of the sale of a property located at 673 First Avenue, New York, New York. As a result, we have reported revenue and expenses from this property as discontinued operations for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income.
In addition to the reclassification of discontinued operations, SL Green transferred five properties in 2014 with total assets of $884.3 million to ROP. Under the Business Combinations guidance, these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the property sold during 2014 and as of December 31, 2014.

	Year Ended December 31,
Operating Data (in thousands)	2014	2013	2012	2011	2010
Total revenues	$678,237	$640,907	$570,851	$548,741	$518,370
Operating expenses	147,211	139,317	128,900	128,100	117,221
Real estate taxes	127,333	112,813	103,280	94,923	87,344
Ground rent	15,458	15,656	15,348	15,316	15,355
Interest expense, net of interest income	120,006	123,458	120,336	94,271	79,080
Amortization of deferred finance costs	6,023	5,964	6,152	2,322	947
Depreciation and amortization	192,114	177,127	154,753	144,182	129,283
Loan loss reserves, net of recoveries	—	—	(472)	(2,425)	—
Transaction related costs, net of recoveries	2,594	2,032	2,530	207	1,091
Marketing, general and administrative	345	354	339	346	493
Total expenses	611,084	576,721	531,166	477,242	430,814
Equity in net income from unconsolidated joint venture	2,810	3,942	966	497	711
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	1,001	—	—
Depreciable real estate reserves	—	—	—	(5,789)	—
Loss on early extinguishment of debt	(7,385)	(76)	(6,904)	—	(1,202)
Income from continuing operations	62,578	68,052	34,748	66,207	87,065
Discontinued operations	119,575	19,663	5,703	7,276	3,488
Net income	182,153	87,715	40,451	73,483	90,553
Net income attributable to noncontrolling interests	(2,641)	(5,200)	(6,013)	(9,886)	(13,682)
Net income attributable to ROP common unitholder	$179,512	$82,515	$34,438	$63,597	$76,871

	As of December 31,
Balance Sheet Data (in thousands)	2014	2013	2012	2011	2010
Commercial real estate, before accumulated depreciation	$6,801,195	$6,556,482	$6,178,574	$5,691,459	$5,553,295
Total assets	6,384,874	6,472,016	6,172,968	5,508,678	5,490,512
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes	2,673,001	2,547,138	2,322,566	2,220,542	1,366,164
Total capital	3,454,707	3,595,918	3,508,755	2,938,946	3,738,427

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
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
The New York City commercial real estate market continued to strengthen in 2014, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
In 2014, SL Green's Manhattan office property occupancy on same-store properties based on leases signed increased to 95.7% from 95.3% in the prior year, SL Green signed office leases in Manhattan encompassing 2.1 million square feet, of which 1.3 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these 1.3 million square feet of signed Manhattan office leases that replaced previously occupied space was 14.9% for 2014.
New leasing activity in Manhattan in 2014 totaled 32.8 million square feet, the highest level of activity since 1998. Of the total 2014 leasing activity in Manhattan, the Midtown submarket accounted for 19.5 million square feet, or 59.5%. Midtown's overall office vacancy decreased from 11.2% at December 31, 2013 to 9.3% at December 31, 2014.
Manhattan overall asking rents increased 6.8% year-over-year to $67.70 per square foot. Midtown asking rents at $75.14 per square foot, exceeded $75.00 per square foot for the first time since January 2009. The Midtown South average asking rent fell 3.0% year-over-year to $60.72 per square foot as higher priced space was absorbed. Downtown overall asking rents reached a record $51.04 per square foot as the completion of One World Trade Center drove asking rents in the World Trade submarket to the highest rent ever recorded in any Downtown submarket.
Assets Transfer
In connection with the closing of our 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred three properties with total assets aggregating to $320.2 million at December 31, 2012. During 2014, SL Green transferred an additional five properties with total assets aggregating to $884.3 million to ROP. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
On September 30, 2012, SL Green transferred $324.9 million of preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.

As of December 31, 2014, we owned the following commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Buildings	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	13	7,611,645	92.8%
	Retail(2)	5	352,892	98.4%
	Development/Redevelopment	1	104,000	72.5%
	Fee Interest	1	176,530	100.0%
		20	8,245,067	92.9%
Suburban	Office	20	3,417,900	80.5%
Total commercial properties		40	11,662,967	89.3%
Residential:
Manhattan	Residential(2)	—	222,855	95.8%
Total Portfolio		40	11,885,822	89.4%
____________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

(2)
As of December 31, 2014, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of December 31, 2014, we also held preferred equity and other investments with a book value of $173.2 million.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our properties were impaired at December 31, 2014.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
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
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition on any non-accrual debt or preferred equity investment is resumed when such non-accrual debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the years ended December 31, 2014, 2013 and 2012. We recorded recoveries of $0.5 million during the year ended December 31, 2012 in connection with the sale of our investments. This is included in loan loss reserves, net of recoveries on the accompanying consolidated statements of income.
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
Results of Operations
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following section compares the results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 for the 39 properties owned by ROP. Acquisition properties represent properties acquired in 2014 or 2013 and properties transferred to us by SL Green following its acquisition. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2014	2013	$ Change	% Change
Rental revenue, net	$549,531	$508,708	$40,823	8.0%
Escalation and reimbursement	90,712	84,235	6,477	7.7%
Investment income	35,141	43,226	(8,085)	(18.7)%
Other income	2,853	4,738	(1,885)	(39.8)%
Total revenues	$678,237	$640,907	$37,330	5.8%

Property operating expenses	290,002	267,786	22,216	8.3%
Transaction related costs	2,594	2,032	562	27.7%
Marketing, general and administrative	345	354	(9)	(2.5)%
	292,941	270,172	22,769	8.4%

Net operating income	385,296	370,735	14,561	3.9%

Interest expense and amortization of financing costs, net of interest income	(126,029)	(129,422)	3,393	(2.6)%
Depreciation and amortization	(192,114)	(177,127)	(14,987)	8.5%
Equity in net income from unconsolidated joint venture	2,810	3,942	(1,132)	(28.7)%
Loss on early extinguishment of debt	(7,385)	(76)	(7,309)	9,617.1%
Income from continuing operations	62,578	68,052	(5,474)	(8.0)%
Net income from discontinued operations	1,996	5,907	(3,911)	(66.2)%
Gain on sale of discontinued operations	117,579	13,756	103,823	754.7%
Net income	$182,153	$87,715	$94,438	107.7%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of the acquisitions of 315 West 33rd Street in November 2013 ($22.9 million) and 16 Court Street, Brooklyn ($3.7 million), increase in occupancy at 1185 Avenue of the Americas ($7.8 million), and a one-time write-off of value for above-market leases associated with a former tenant ($6.8 million) in 2013.

Escalation and reimbursement revenue increased primarily as a result of the acquisition of 315 West 33rd Street in November 2013 ($4.0 million) and higher real estate tax recoveries from non-acquisition properties ($2.6 million).
Occupancy in our Manhattan office properties was 92.8% at December 31, 2014 compared to 93.2% at December 31, 2013. Occupancy in our Suburban office properties was 80.5% at December 31, 2014 compared to 78.3% at December 31, 2013. At December 31, 2014, approximately 1.9% and 6.8% of the space leased at our Manhattan and Suburban office properties, respectively, is expected to expire during 2015. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during 2015 would be approximately 42.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan opearting properties for leases that are scheduled to expire in future years would be approximately 10.4% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban opearting properties for leases that are expected to expire during 2015 would be approximately 2.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 3.2% higher than the existing in-place fully escalated rents.
Investment Income
Investment income decreased primarily as a result of a one-time recognition of unrecognized interest ($6.1 million) related to one of our preferred equity investments in 2013, and the redemption of one of our preferred equity investments in April 2014 ($1.2 million).
Other Income
Other income decreased primarily as a result of lower lease buy-out income ($0.9 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($13.0 million) and 16 Court Street, Brooklyn ($1.5 million) and higher real estate taxes resulting from higher assessed values and tax rates from non-acquisition properties ($6.8 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of higher investment activity during the year ended December 31, 2014.
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the capitalization of interest relating to properties under development or redevelopment ($3.8 million) and the repayment of 5.875% senior notes in August 2014 ($1.7 million) and debt at 125 Park Avenue ($1.6 million) and 16 Court Street, Brooklyn ($1.2 million) in 2014. The decrease in interest expense was partially offset by higher interest as a result of increased borrowing on the 2012 credit facility ($6.1 million).
Depreciation and Amortization Expense
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($14.3 million) and 16 Court Street, Brooklyn ($1.6 million), partially offset by a one-time write off of tenant improvements and value for in-place leases associated with a former tenant ($4.7 million) in 2013.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture decreased primarily as a result of the early redemption of the underlying preferred equity investment of our equity investment in 2013 ($3.9 million), partially offset by the origination of another investment accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements in March 2014 ($2.8 million).
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased primarily as a result of the early repayment of debt at 625 Madison Avenue ($6.9 million) and 16 Court Street, Brooklyn ($0.5 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.6 million) and the results of its operations. Discontinued operations for the year ended December, 2013 includes the gain recognized on the sale of 333 West 34th Street ($13.8 million). Prior period's results of operations of these sold properties were included in the net income from discontinued operations to conform to the current presentation.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
The following section compares the results of operations for the year ended December 31, 2013 to the year ended December 31, 2012 for the 34 properties owned by ROP at December 31, 2013. Acquisition properties represent properties acquired in 2013 or 2012 and properties transferred to us by SL Green following its acquisition. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2013	2012	$ Change	% Change
Rental revenue, net	$508,708	$473,849	$34,859	7.4%
Escalation and reimbursement	84,235	80,707	3,528	4.4%
Investment income	43,226	9,497	33,729	355.2%
Other income	4,738	6,798	(2,060)	(30.3)%
Total revenues	$640,907	$570,851	$70,056	12.3%

Property operating expenses	267,786	247,528	20,258	8.2%
Loan loss reserves, net of recoveries	—	(472)	472	(100.0)%
Transaction related costs	2,032	2,530	(498)	(19.7)%
Marketing, general and administrative	354	339	15	4.4%
	270,172	249,925	20,247	8.1%

Net operating income	370,735	320,926	49,809	15.5%

Interest expense and amortization of financing costs, net of interest income	(129,422)	(126,488)	(2,934)	2.3%
Depreciation and amortization	(177,127)	(154,753)	(22,374)	14.5%
Equity in net income from unconsolidated joint venture	3,942	966	2,976	308.1%
Equity in net gain on sale of interest in unconsolidated joint venture	—	1,001	(1,001)	(100.0)%
Loss on early extinguishment of debt	(76)	(6,904)	6,828	(98.9)%
Income from continuing operations	68,052	34,748	33,304	95.8%
Net income from discontinued operations	5,907	5,703	204	3.6%
Gain on sale of discontinued operations	13,756	—	13,756	100.0%
Net income	$87,715	$40,451	$47,264	116.8%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of the acquisitions of 131-137 Spring Street in December 2012 ($9.7 million), 641 Sixth Avenue in September 2012 ($8.1 million), 16 Court Street, Brooklyn in April 2013 ($6.8 million), 304 Park Avenue South in June 2012 ($4.8 million) and 315 West 33rd Street in November 2013 ($3.4 million), partially offset by a one-time write-off of value for above-market leases associated with a former tenant ($6.8 million) in 2013.
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries from non-acquisition properties ($1.8 million) and the acquisitions of 16 Court Street, Brooklyn ($1.1 million), 641 Sixth Avenue ($0.7 million), 315 West 33rd Street ($0.6 million), 131-137 Spring Street ($0.4 million) and 304 Park Avenue South ($0.4 million), partially offset by lower electric reimbursements ($1.9 million) from non-acquisition properties.
Occupancy in our Manhattan office properties was 93.2% at December 31, 2013 compared to 93.7% at December 31, 2012. Occupancy in our Suburban office properties was 78.3% at December 31, 2013 compared to 77.4% at December 31, 2012. At December 31, 2013, excluding the impact of the five properties transferred in 2014, approximately 4.3% and 7.8% of the space leased at our Manhattan and Suburban office properties, respectively, were expected to expire during 2014. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that expired during 2014 would be approximately 15.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 10.4% higher than the existing in-place fully escalated rents. Based on our estimates, the current market rents on all our Suburban operating properties for leases that expired during 2014 would be approximately 7.3% lower than the existing in-place fully escalated rents while the current market rents on all our Suburban operating properties for leases that were scheduled to expire in future years would be approximately 3.1% higher than the existing in-place fully escalated rents.

Investment Income
Investment income increased primarily as a result of the preferred equity investments that were transferred to us by SL Green in September 2012 ($33.7 million).
Other Income
Other income decreased primarily as a result of real estate tax refunds in 2012 ($1.1 million) and lower lease buy-out income ($0.7 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($4.5 million) from non-acquisition properties, the acquisitions of 16 Court Street, Brooklyn ($4.2 million), 641 Sixth Avenue ($3.0 million), 304 Park Avenue South ($2.2 million), 315 West 33rd Street ($1.8 million), and 131-137 Spring Street ($1.3 million), increased payroll costs ($1.6 million), professional fees ($0.5 million), contract maintenance ($0.5 million), and repairs and maintenance ($0.4 million) from non-acquisition properties, partially offset by lower utility expenses ($1.0 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 ($8.1 million), the assumption of the $50.0 million loan ($3.1 million), and new financing at 16 Court Street, Brooklyn ($2.0 million), partially offset by the repayment of debt at 609 Fifth Avenue ($6.2 million) and 110 East 42nd Street ($3.7 million) in December 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense increased primarily as a result of the acquisitions of 131-137 Spring Street ($5.3 million), 16 Court Street, Brooklyn ($3.2 million), 304 Park Avenue South ($2.1 million), 315 West 33rd Street ($0.9 million) and 641 Sixth Avenue ($0.6 million) and a one-time write-off of tenant improvements and value for in-place leases associated with a former tenant ($4.7 million) in 2013. The remaining increase primarily resulting from increased capital expenditures at the non-acquisition properties.
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
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased primarily as a result of the repurchase of senior unsecured notes ($3.8 million) and the repayment of debt in relation to 609 Fifth Avenue ($3.1 million) in 2012.
Discontinued Operations
Discontinued operations for the year ended December 31, 2013 included the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, as well as the results of operations of all sold properties as of December 31, 2014. Prior year's results of operations were reclassified to discontinued operations to conform with the current presentation.
Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for preferred equity investments will include:

(1)	cash flow from operations;

(2)	cash on hand;

(3)	borrowings under the 2012 credit facility;

(4)	other forms of secured or unsecured financing;

(5)	net proceeds from divestitures of properties and redemptions, participations and dispositions of preferred equity investments; and

(6)	proceeds from debt offerings by us.
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
Cash and cash equivalents were $33.9 million and $45.9 million at December 31, 2014 and 2013, respectively, representing a decrease of $12.0 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2014	2013	Increase (Decrease)
Net cash provided by operating activities	$179,244	$158,244	$21,000
Net cash provided by (used in) investing activities	$20,923	$(277,327)	$298,250
Net cash (used in) provided by financing activities	$(212,076)	$130,904	$(342,980)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At December 31, 2014, our operating portfolio was 89.0% occupied. Our preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2014, when compared to the year ended December 31, 2013, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$151,655
Capital expenditures and capitalized interest	89
Net proceeds from sale of real estate/joint venture interest	(73,989)
Distributions from unconsolidated joint ventures	(19,926)
Repayment or redemption of preferred equity and other investments, net of originations or investments	239,278
Restricted cash—capital improvements	1,143
Increase in net cash provided by investing activities	$298,250
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $95.0 million for the year ended December 31, 2013 compared to $94.9 million for the year ended December 31, 2014. The decrease in capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of a property and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the year ended December 31, 2014, when compared to the year ended December 31, 2013, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(764,804)
Proceeds from debt obligations	744,062
Contributions from common unitholder	204,081
Distributions to common unitholder and noncontrolling interests	(523,486)
Deferred loan costs	(2,833)
Increase in cash used in financing activities	$(342,980)
Capitalization
All of our issued and outstanding Class A common units are owned by WAGP or the Operating Partnership.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. As of December 31, 2014, the 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2014, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness the Company. As of December 31, 2014, the facility fee was 30 basis points. As of December 31, 2014, we had $113.2 million of outstanding letters of credit, $385.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $701.8 million under the 2012 credit facility.
In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $3.0 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligor under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2011 Revolving Credit Facility
In November 2012, the 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2014 and 2013, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2014 Unpaid Principal Balance	December 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 31, 2006	$255,308	$255,250	$255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,744	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
August 31, 2004(4)	—	—	75,898
	$955,315	$955,001	$1,030,792
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	We, SL Green and the Operating Partnership are co-obligors.

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
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2014 and 2013, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2014 would have increased our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $11.8 million.
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
Our long term debt of $1.5 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of December 31, 2014 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 145 basis points.

Contractual Obligations
The combined aggregate principal maturities of mortgage note and other loans payable, the 2012 credit facility and senior unsecured notes, including extension options, put options, estimated interest expense, and our obligations under our and ground leases, as of December 31, 2014 are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Property mortgage and other loans payable	$—	$3,566	$7,411	$7,799	$8,207	$473,017	$500,000
Revolving credit facility	—	—	—	385,000	—	—	385,000
Unsecured term loan	—	—	—	—	833,000	—	833,000
Senior unsecured notes	7	255,308	—	250,000	—	450,000	955,315
Ground leases	15,086	15,086	15,086	15,086	15,086	273,964	349,394
Estimated interest expense	103,396	99,559	102,567	92,027	67,123	110,181	574,853
Total	$118,489	$373,519	$125,064	$749,912	$923,416	$1,307,162	$3,597,562
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2015, we expect to incur $70.2 million of recurring capital expenditures and $56.0 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $3.3 million, $3.0 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also recorded expenses of $8.3 million, $8.9 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $9.3 million, $8.6 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Insurance
SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380.0 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential properties, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of SL Green. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, and D&O coverage.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015).The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
We monitor all properties where insurance coverage is obtained by a third party and we do not control the coverage to ensure that tenants or other third parties, as applicable, are providing adequate coverage. Certain joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate. We continually monitor these policies. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program we incurred insurance expense of approximately $6.1 million, $5.8 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies-Accounting Standards Updates" in the accompanying consolidated financial statements.
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, developments and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the Company's ability to comply with financial covenants in our debt instruments;

•	SL Green's ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

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
The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 contain additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk," for additional information regarding our exposure to interest rate fluctuations.
The table below presents the principal cash flows based upon maturity dates of our debt obligations and preferred equity investments and the weighted-average interest rates by expected maturity date, including as-of-right extension options and put options, as of December 31, 2014 (amounts in thousands):

	Long-Term Debt				Preferred Equity Investments(1)(2)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2015	$7	5.58%	$—	2.70%	$123,041	11.12%
2016	258,874	5.50	—	3.13	—	—
2017	7,411	5.48	—	3.54	9,954	8.85
2018	257,799	5.53	385,000	3.47	—	—
2019	38,207	5.66	803,000	3.45	—	—
Thereafter	923,017	5.01	—	—	—	—
Total	$1,485,315	5.40%	$1,188,000	3.21%	$132,995	10.95%
Fair Value	$1,616,490		$1,230,470
____________________________________________________________________

(1)
At December 31, 2014, preferred equity investments had an estimated fair value ranging between $146.3 million and $166.2 million. At December 31, 2013, preferred equity investments had an estimated fair value of $400.0 million.

(2)
Excludes one investment with a book value of $40.2 million as of December 31, 2014, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements.

The table below lists our derivative instrument, which is a hedge in respect of variable rate debt, and its related fair value as of December 31, 2014 (amounts in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit facility	LIBOR	$30,000	2.295%	July 2010	June 2016	$(774)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

       Report of Independent Registered Public Accounting Firm
The Partners of Reckson Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1, the consolidated financial statements have been retrospectively adjusted to reflect the transfer of five properties to the Company from the Company's parent, SL Green Realty Corp.

/s/ Ernst & Young LLP

New York, New York
March 13, 2015

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2014	December 31, 2013
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,467,999	$1,207,228
Building and improvements	4,305,103	4,297,456
Building leasehold and improvements	1,028,093	1,028,932
Property under capital lease	—	22,866
	6,801,195	6,556,482
Less: accumulated depreciation	(1,092,295)	(953,093)
	5,708,900	5,603,389
Cash and cash equivalents	33,947	45,856
Restricted cash	36,095	33,061
Tenant and other receivables, net of allowance of $5,698 and $5,323 in 2014 and 2013, respectively	25,087	24,876
Deferred rents receivable, net of allowance of $16,574 and $17,661 in 2014 and 2013, respectively	187,948	184,772
Preferred equity and other investments, net of discounts and deferred origination fees of $244 and $1,772 in 2014 and 2013, respectively	173,194	369,364
Deferred costs, net of accumulated amortization of $70,824 and $62,211 in 2014 and 2013, respectively	119,078	106,565
Other assets	100,625	104,133
Total assets	$6,384,874	$6,472,016
Liabilities
Mortgages and other loans payable	$500,000	$896,346
Revolving credit facility	385,000	220,000
Term loan and senior unsecured notes	1,788,001	1,430,792
Accrued interest payable and other liabilities	27,061	32,910
Accounts payable and accrued expenses	64,107	54,375
Deferred revenue	130,426	160,329
Capitalized lease obligation	—	27,223
Deferred land leases payable	418	21,621
Security deposits	35,154	32,502
Total liabilities	2,930,167	2,876,098
Commitments and contingencies	—	—
Capital
General partner capital	3,109,592	3,249,120
Limited partner capital	—	—
Accumulated other comprehensive loss	(3,106)	(3,981)
Total ROP partner's capital	3,106,486	3,245,139
Noncontrolling interests in other partnerships	348,221	350,779
Total capital	3,454,707	3,595,918
Total liabilities and capital	$6,384,874	$6,472,016

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental revenue, net	$549,531	$508,708	$473,849
Escalation and reimbursement	90,712	84,235	80,707
Investment income	35,141	43,226	9,497
Other income	2,853	4,738	6,798
Total revenues	678,237	640,907	570,851
Expenses
Operating expenses, including $23,380 (2014), $22,454 (2013) and $19,838 (2012) of related party expenses	147,211	139,317	128,900
Real estate taxes	127,333	112,813	103,280
Ground rent	15,458	15,656	15,348
Interest expense, net of interest income	120,006	123,458	120,336
Amortization of deferred financing costs	6,023	5,964	6,152
Depreciation and amortization	192,114	177,127	154,753
Loan loss reserves, net of recoveries	—	—	(472)
Transaction related costs	2,594	2,032	2,530
Marketing, general and administrative	345	354	339
Total expenses	611,084	576,721	531,166
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture and loss on early extinguishment of debt	67,153	64,186	39,685
Equity in net income from unconsolidated joint ventures	2,810	3,942	966
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	1,001
Loss on early extinguishment of debt	(7,385)	(76)	(6,904)
Income from continuing operations	62,578	68,052	34,748
Net income from discontinued operations	1,996	5,907	5,703
Gain on sale of discontinued operations	117,579	13,756	—
Net income	182,153	87,715	40,451
Net income attributable to noncontrolling interests in other partnerships	(2,641)	(5,200)	(6,013)
Net income attributable to ROP common unitholder	$179,512	$82,515	$34,438
Amounts attributable to ROP common unitholder:
Income from continuing operations	$59,937	$62,852	$28,735
Discontinued operations	119,575	19,663	5,703
Net income attributable to ROP common unitholder	$179,512	$82,515	$34,438

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income attributable to ROP common unitholder	$179,512	$82,515	$34,438
Other comprehensive income:
Change in net unrealized gain on derivative instruments	875	944	192
Comprehensive income attributable to ROP common unitholder	$180,387	$83,459	$34,630

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive Loss	Total Capital
Balance at December 31, 2011	$2,579,956	$—	$364,107	$(5,117)	$2,938,946
Contributions	2,615,549	—	—	—	2,615,549
Distributions	(2,073,930)	—	(12,453)	—	(2,086,383)
Net income	34,438	—	6,013	—	40,451
Other comprehensive loss	—	—	—	192	192
Balance at December 31, 2012	3,156,013	—	357,667	(4,925)	3,508,755
Contributions	2,260,622	—	—	—	2,260,622
Distributions	(2,250,030)	—	(12,088)	—	(2,262,118)
Net income	82,515	—	5,200	—	87,715
Other comprehensive income	—	—	—	944	944
Balance at December 31, 2013	3,249,120	—	350,779	(3,981)	3,595,918
Contributions	2,461,365	—	—	—	2,461,365
Distributions	(2,780,405)	—	(5,199)	—	(2,785,604)
Net income	179,512	—	2,641	—	182,153
Other comprehensive income	—	—	—	875	875
Balance at December 31, 2014	$3,109,592	$—	$348,221	$(3,106)	$3,454,707

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$182,153	$87,715	$40,451
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,570	187,917	168,630
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	(1,001)
Equity in net income from unconsolidated joint venture	(2,810)	(3,942)	(966)
Distributions of cumulative earnings from unconsolidated joint ventures	2,611	3,942	444
Loss on early extinguishment of debt	7,385	76	6,904
Loan loss reserves, net of recoveries	—	—	(472)
Gain on sale of discontinued operations	(117,579)	(13,756)	—
Deferred rents receivable	(23,317)	(21,222)	(23,999)
Other non-cash adjustments	(41,302)	(45,624)	(21,311)
Changes in operating assets and liabilities:
Restricted cash—operations	(3,984)	(7,163)	(1,629)
Tenant and other receivables	(975)	(6,161)	(4,017)
Deferred lease costs	(21,031)	(24,451)	(11,715)
Other assets	1,659	(4,559)	(1,256)
Accounts payable, accrued expenses and other liabilities	(3,543)	1,081	8,845
Deferred revenue and land leases payable	1,407	4,391	2,894
Net cash provided by operating activities	179,244	158,244	161,802
Investing Activities
Acquisitions of real estate property	(235,120)	(386,775)	(277,060)
Additions to land, buildings and improvements	(94,882)	(94,971)	(60,518)
Escrowed cash—capital improvements	950	(193)	4,328
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	19,926	152
Net proceeds from disposition of real estate/joint venture interest	137,059	211,048	44,297
Other investments	(40,000)	(19,831)	7,000
Origination of debt and preferred equity investments	—	(6,531)	(11,218)
Repayments or redemption of debt and preferred equity investments	252,916	—	777
Net cash provided by (used in) investing activities	20,923	(277,327)	(292,242)
Financing Activities
Repayments of mortgages and other loans payable	(396,323)	(10,110)	(196,475)
Proceeds from credit facility and senior unsecured notes	1,908,000	1,163,938	1,751,480
Repayments of credit facility and senior unsecured notes	(1,385,898)	(1,014,000)	(1,478,284)
Payments of debt extinguishment costs	(6,693)	—	—
Contributions from common unitholder	2,457,365	2,253,284	2,155,115
Distributions to noncontrolling interests in other partnerships	(5,199)	(12,088)	(12,453)
Distributions to common unitholder	(2,780,405)	(2,250,030)	(2,073,930)
Deferred loan costs and capitalized lease obligation	(2,923)	(90)	(7,731)
Net cash (used in) provided by financing activities	(212,076)	130,904	137,722
Net (decrease) increase in cash and cash equivalents	(11,909)	11,821	7,282
Cash and cash equivalents at beginning of year	45,856	34,035	26,753
Cash and cash equivalents at end of year	$33,947	$45,856	$34,035

	Year Ended December 31,
	2014	2013	2012
Supplemental Cash Flow Disclosure
Interest paid	$128,991	$128,220	$125,776

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$904	$1,757	$1,104
Deferred leasing payable	11,127	2,206	1,588
Capital leased asset	—	10,657	—
Change in fair value of hedge	519	588	—
Transfer of treasury lock hedge	—	—	165
Contributions from common unitholder	4,000	7,338	156,140
Transfer of preferred equity investments	—	—	324,858
Transfer of mortgage note and other loans payable	—	—	50,023
Redemption of Series E units of limited partnership interest of the Operating Partnership	—	—	31,698

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2014

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.08% owned by SL Green Realty Corp., or SL Green, as of December 31, 2014. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
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
In connection with the closing of our 2012 credit facility, in which we, along with SL Green and the Operating Partnership are borrowers, SL Green transferred three properties with total assets aggregating to $320.2 million at December 31, 2012. During 2014, SL Green transferred an additional five properties with total assets aggregating to $884.3 million to ROP. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
On September 30, 2012, SL Green transferred $324.9 million of preferred equity investments to ROP, one of which was subject to a secured $50.0 million loan. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of assets between the indirect parent company and its wholly-owned subsidiary. As such, the assets were transferred at their carrying value and accounted for prospectively from the date of transfer.
As of December 31, 2014, we owned the following interests in commercial properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	13	7,611,645	92.8%
	Retail(2)	5	352,892	98.4%
	Redevelopment	1	104,000	72.5%
	Fee Interest	1	176,530	100.0%
		20	8,245,067	92.9%
Suburban	Office	20	3,417,900	80.5%
Total commercial properties		40	11,662,967	89.3%
Residential:
Manhattan	Residential(2)	—	222,855	95.8%
Total portfolio		40	11,885,822	89.4%
____________________________________________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

(2)
As of December 31, 2014, we owned a building that was comprised of 270,132 square feet (unaudited) of retail space and 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

As of December 31, 2014, we also held preferred equity and other investments with a book value of $173.2 million.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Depreciation expense (including amortization of the capital lease asset) amounted to $180.5 million, $166.3 million and $145.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the values of any of our properties were impaired at December 31, 2014.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above-and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2014, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.3 years, 4.3 years, and 4.9 years, respectively.
We recognized an increase of $21.1 million, $19.1 million and $19.0 million in rental revenue for the years ended December 31, 2014, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. The increase in rental revenue for the year ended December 31, 2013 is net of $6.8 million resulting from a write-off of above-market and in-place balances associated with a former tenant. Excluding this non-recurring charge, we recognized an increase of $25.9 million in rental revenue for the year ended December 31, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs. In March 2014, we recognized income of $0.3 million for the amortization of the remaining value of below-market rate mortgage at 16 Court Street, Brooklyn, as a result of early repayment of debt. Excluding this one-time income, we recognized an increase in interest expense for the amortization of the above-market rate mortgages assumed of $2.1 million for the year ended December 31, 2014. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of $2.5 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Identified intangible assets (included in other assets):
Gross amount	$294,934	$261,725
Accumulated amortization	(216,231)	(181,468)
Net	$78,703	$80,257
Identified intangible liabilities (included in deferred revenue):
Gross amount	$450,049	$442,210
Accumulated amortization	(322,638)	(285,291)
Net	$127,411	$156,919
The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2015	$2,033
2016	2,146
2017	3,030
2018	4,547
2019	5,178
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2015	$6,183
2016	4,812
2017	3,413
2018	2,230
2019	1,760
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
We assess our investment in our unconsolidated joint venture for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investment for impairment based on the joint venture's projected discounted cash flows. We do not believe that the value of our equity investment was impaired at December 31, 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

We may originate loans for real estate acquisition, development and construction, where we expect to receive some or all of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Interest income on preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no additional loan reserves recorded during the years ended December 31, 2014, 2013 and 2012. We recorded recoveries of $0.5 million during the year ended December 31, 2012 in connection with the sale of our investments. This is included in loan loss reserves, net of recoveries on the consolidated statements of income.
Preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to preferred

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land leases payable on the consolidated balance sheets.
Income Taxes
ROP is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. No provision has been made for income taxes in the consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.
We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.
Earnings per Unit
Earnings per unit was not computed in 2014, 2013 and 2012 as there were no outstanding common units held by third parties at December 31, 2014, 2013 and 2012.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Exchangeable Debt Instruments
The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at our comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

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
Fair Value Measurements
See Note 9, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is primarily located in New York City. See Note 5, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants who account for 4.7% and 4.4% of our share of annualized cash rent, respectively, no other tenant in the portfolio accounted for more than 3.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent at December 31, 2014. Approximately 17.4%, 9.4%, 8.7%, 8.6%, and 7.8%, of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 919 Third Avenue and 1350 Avenue of the Americas, respectively, for the year ended December 31, 2014.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.
Accounting Standards Updates
In February 2015, the Financial Accounting Standards Board, or FASB, issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (Accounting Standards Update, or ASU, No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU No. 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. The

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
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
In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI (ASU No. 2013-02). The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance was effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.
In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in-substance real estate (ASU No. 2011-10). The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance was effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements (ASU No. 2011-04). The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance was effective as of the first quarter of 2012, and its adoption did not have a material impact on our consolidated financial statements.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

3. Property Acquisitions
During the year ended December 31, 2014, the properties listed below were acquired from third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	102 Greene Street(1)	635 Madison Avenue(1)(2)	115 Spring Street(1)
Acquisition Date	October 2014	September 2014	July 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Land	Retail

Purchase Price Allocation:
Land	$11,288	$153,745	$15,938
Building and building leasehold	20,962	—	37,187
Above-market lease value	—	—	—
Acquired in-place lease value	—	—	—
Other assets, net of other liabilities	—	—	—
Assets acquired	32,250	153,745	53,125
Mark-to-market assumed debt	—	—	—
Below-market lease value	—	—	—
Liabilities assumed	—	—	—
Purchase price	$32,250	$153,745	$53,125
Net consideration funded by us at closing, excluding consideration financed by debt	$32,250	$153,745	$53,125
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—
____________________________________________________________________

(1)
We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place lease value.

(2)	This property was acquired inclusive of the issuance of $4.0 million aggregate liquidation preference of Series J Preferred Units of limited partnership interest of the Operating Partnership.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

During the year ended December 31, 2013, the properties listed below were acquired from third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	315 West 33rd Street(1)	16 Court Street(2)
Acquisition Date	November 2013	April 2013
Ownership Type	Fee Interest	Fee Interest
Property Type	Residential	Office

Purchase Price Allocation:
Land	$195,834	$19,217
Building and building leasehold	164,429	63,210
Above-market lease value	7,084	5,122
Acquired in-place lease value	26,125	9,422
Other assets, net of other liabilities	1,142	3,380
Assets acquired	394,614	100,351
Mark-to-market assumed debt	—	294
Below-market lease value	7,839	3,885
Liabilities assumed	7,839	4,179
Purchase price	$386,775	$96,172
Net consideration funded by us at closing, excluding consideration financed by debt	$386,775	$4,000
Equity and/or debt investment held	$—	$11,535
Debt assumed	$—	$84,642
____________________________________________________________________

(1)
During the year ended December 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition dates. These adjustments did not have a material impact to our consolidated statement of income for the year ended December 31, 2014.

(2)
This property was transferred from SL Green in 2014. See Note 1, Organization and Basis of Presentation, for further discussion. In April 2013, we acquired interests from our joint venture partner, City Investment Fund, or CIF, in 16 Court Street in Brooklyn for $4.0 million. We have consolidated the ownership of the building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.6 million mortgage encumbering the property. In April 2014, we repaid the mortgage.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

During the year ended December 31, 2012, the properties listed below were acquired from third parties. The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	131-137 Spring Street(1)	635-641 Sixth Avenue	304 Park Avenue South(2)
Acquisition Date	December 2012	September 2012	June 2012
Ownership Type	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Development	Office

Purchase Price Allocation:
Land	$27,021	$69,848	$54,189
Building and building leasehold	105,342	104,474	75,619
Above-market lease value	179	—	2,824
Acquired in-place lease value	7,046	7,727	8,265
Other assets, net of other liabilities	—	—	—
Assets acquired	139,588	182,049	140,897
Mark-to-market assumed debt	—	—	—
Below-market lease value	17,288	9,049	5,897
Liabilities assumed	17,288	9,049	5,897
Purchase price	$122,300	$173,000	$135,000
Net consideration funded by us at closing, excluding consideration financed by debt	$122,300	$173,000	$135,000
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—
____________________________________________________________________

(1)	This property was transferred from SL Green in 2014. See Note 1, Organization and Basis of Presentation, for further discussion.

(2)	This property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.
4. Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2014 and 2013:

Property	Disposition Date	Property Type	Approximate Usable Square Feet (unaudited)	Sales Price (in millions)	Gain on Sale(1) (in millions)
673 First Avenue	May 2014	Office	422,000	$145.0	$117.6
333 West 34th Street	August 2013	Office	345,400	220.3	13.8
____________________________________________________________________

(1)
The gain on sale for 673 First Avenue and 333 West 34th Street are net of a $3.4 million and $3.0 million, respectively, employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Discontinued Operations
Discontinued operations included the results of operations of real estate assets sold prior to December 31, 2014. This included 673 First Avenue, which was sold in May 2014, and 333 West 34th Street, which was sold in August 2013.
The following table summarizes net income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues
Rental revenue	$7,853	$28,843	$31,574
Escalation and reimbursement revenues	1,080	4,093	4,378
Other income	—	8	101
Total revenues	8,933	32,944	36,053
Operating expenses	1,222	6,733	8,590
Real estate taxes	1,402	4,571	4,536
Ground rent	3,001	7,974	6,363
Interest expense, net of interest income	879	2,933	3,189
Depreciation and amortization	433	4,826	7,672
Total expenses	6,937	27,037	30,350
Net income from discontinued operations	$1,996	$5,907	$5,703
5. Preferred Equity and Other Investments
Preferred Equity Investments
As of December 31, 2014 and 2013, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.89% at December 31, 2014 (in thousands):

Type	December 31, 2014 Senior Financing	December 31, 2014 Carrying Value(1)	December 31, 2013 Carrying Value(1)	Initial Mandatory Redemption
Preferred equity(2)	$550,000	$123,041	$115,198	July 2015
Preferred equity	70,000	9,954	9,940	November 2017
Preferred equity(3)	—	—	25,896
Preferred equity(2)(4)	—	—	218,330
	$620,000	$132,995	$369,364
____________________________________________________________________

(1)	Carrying value is net of discounts and deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This preferred equity investment was redeemed in April 2014.

(4)	This preferred equity investment was redeemed in November 2014.
At December 31, 2014 and 2013, all preferred equity investments were performing in accordance with the terms of the loan agreements.
Other Investments
Other investments pertained to investments accounted for under the equity method of accounting.
In March 2014, we closed on a $40.0 million preferred equity investment, which is due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension. As of December 31, 2014, the book value of this investment was $40.2 million. As a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, we have accounted for this wholly owned investment under the equity method of accounting.
In January 2013, we, along with our joint venture partner, formed a joint venture that holds a preferred equity interest in an entity that owns a retail property located in Manhattan. The underlying preferred equity investment bore interest at a rate of 8.75%

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

per annum. We held a 40.0% interest or $20.0 million initial investment in the joint venture. In December 2013, the preferred equity investment was redeemed and its net proceeds were distributed to us and our joint venture partner.
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
6. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the property, assignment of leases and investment at December 31, 2014 and 2013, respectively, were as follows (amounts in thousands):

Property	Interest Rate(1)	Maturity Date	December 31, 2014	December 31, 2013
919 Third Avenue(2)	5.12%	June 2023	$500,000	$500,000
Other loan payable(3)			—	50,000
16 Court Street(4)			—	79,243
609 Partners, LLC(5)			—	23
125 Park Avenue(6)			—	146,250
625 Madison Avenue(7)			—	120,830
			$500,000	$896,346
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2014.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(3)	In November 2014, we repaid the loan.

(4)	In April 2014, we repaid the loan and incurred a loss on early extinguishment of debt of $0.5 million.

(5)	In April 2014, the remaining 22,658 Series E Preferred Units of the Operating Partnership were canceled.

(6)	In October 2014, we repaid the loan at maturity.

(7)	In December 2014, we prepaid the loan and incurred a loss on early extinguishment of debt of $6.9 million.
The gross book value of the property and preferred equity investment collateralizing the mortgage note and other loans payable was $1.3 billion and $2.2 billion at December 31, 2014 and 2013, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. As of December 31, 2014, the 2012 credit facility, as amended, consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2014, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2014, the applicable spread was 145 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2014, the effective interest rate was 1.61% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2014, the facility fee was 30 basis points. As of December 31, 2014, we had $113.2 million of outstanding letters of credit, $385.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $701.8 million under the 2012 credit facility.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

In connection with the amendment of the 2012 credit facility, we incurred debt origination and other loan costs of $3.0 million. We evaluated the modification pursuant to ASC 470 and determined that the terms of the amendment were not substantially different from the terms of the previous 2012 credit facility. As a result, these deferred costs and the unamortized balance of the costs previously incurred are amortized through the extended maturity date of the term loan facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligor under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
2011 Revolving Credit Facility
In November 2012, the 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2014 and 2013, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2014 Unpaid Principal Balance	December 31, 2014 Accreted Balance	December 31, 2013 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 31, 2006	$255,308	$255,250	$255,206	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,744	249,681	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
August 31, 2004(4)	—	—	75,898
	$955,315	$955,001	$1,030,792
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

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
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2014 and 2013, we were in compliance with all such covenants.
Principal Maturities

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Combined aggregate principal maturities of our mortgage, 2012 credit facility and senior unsecured notes as of December 31, 2014, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
2015	$—	$—	$—	$—	$7	$7
2016	3,566	—	—	—	255,308	258,874
2017	7,411	—	—	—	—	7,411
2018	7,799	—	385,000	—	250,000	642,799
2019	8,207	—	—	833,000	—	841,207
Thereafter	31,423	441,594	—	—	450,000	923,017
	$58,406	$441,594	$385,000	$833,000	$955,315	$2,673,315
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Interest expense	$120,076	$123,464	$120,346
Interest income	(70)	(6)	(10)
Interest expense, net	$120,006	$123,458	$120,336
Interest capitalized	$3,753	$—	$—
8. Partners' Capital
Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.
Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.
9. Fair Value Measurements
We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, preferred equity investments, and mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Carrying Value		Fair Value	Carrying Value	Fair Value
Preferred equity investments	$132,995	(2)	(1)	$369,364	(1)

Fixed rate debt	$1,485,001		$1,616,490	$1,877,895	$1,993,259
Variable rate debt	1,188,000		1,230,470	669,243	684,871
	$2,673,001		$2,846,960	$2,547,138	$2,678,130
______________________________________________________________________

(1)
At December 31, 2014, preferred equity investments had an estimated fair value ranging between $146.3 million and $166.2 million. At December 31, 2013, preferred equity investments had an estimated fair value of $400.0 million.

(2)
Excludes one investment with a book value of $40.2 million as of December 31, 2014, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2014 and 2013. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
10. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.  Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
As of December 31, 2014, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2014 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(774)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of December 31, 2014 and 2013, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.3 million and $2.7 million, respectively.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)			Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2014	2013	2012		2014	2013	2012		2014	2013	2012
Interest Rate Swap	$(135)	$—	$(794)	Interest expense	$1,010	$944	$986	Interest expense	$4	$3	$3
11. Rental Income
We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2015 to 2036. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2014 for the properties, including consolidated joint venture properties, are as follows (in thousands):

2015	$512,345
2016	489,993
2017	454,877
2018	426,272
2019	401,054
Thereafter	1,804,385
$4,088,926
12. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $3.3 million, $3.0 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. We also recorded expenses of $8.3 million, $8.9 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $9.3 million, $8.6 million and $7.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $6.1 million, $5.8 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
13. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2012, September 28, 2013 and September 30, 2014, the actuary certified that for the plan years beginning July 1, 2012, July 1, 2013 and July 1, 2014, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2014. For the years ended December 31, 2014, 2013 and 2012, the Pension Plan received contributions from employers totaling $224.5 million, $221.9 million and $212.7 million, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended December 31 2013 and 2012, the Health Plan received contributions from employers totaling $923.5 million and $893.3 million, respectively. For the year ended December 31, 2014, information related to total contributions received by the Health Plan was not available at the time of filing. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2014, 2013 and 2012 are included in the table below (in thousands):

	Year Ended December 31,
Benefit Plan	2014	2013	2012
Pension Plan	$1,426	$1,353	$1,197
Health Plan	4,283	4,179	3,764
Other plans	2,930	2,874	2,790
Total plan contributions	$8,639	$8,406	$7,751
14. Commitments and Contingencies
Legal Proceedings
As of December 31, 2014, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Ground Leases Arrangements

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.
The property located at 625 Madison Avenue, which was transferred to ROP during 2014, operates under a ground lease ($4.6 million of ground rent annually) with a term expiration date of 2022 and with two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with a term expiration of 2043 and with an option to renew for an additional 23 years.
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of December 31, 2014 (in thousands):

Non-cancellable operating leases
2015	$15,086
2016	15,086
2017	15,086
2018	15,086
2019	15,086
Thereafter	273,964
Total minimum lease payments	$349,394
15. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Preferred Equity and Other Investments," for additional details on our preferred equity investments.
Selected results of operations for the years ended December 31, 2014, 2013 and 2012 and selected asset information as of December 31, 2014 and 2013, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2014	$643,096	$35,141	$678,237
December 31, 2013	597,681	43,226	640,907
December 31, 2012	561,354	9,497	570,851
Income from continuing operations:
Years ended:
December 31, 2014	$30,873	$31,705	$62,578
December 31, 2013	27,934	40,118	68,052
December 31, 2012	26,376	8,372	34,748
Total assets
As of:
December 31, 2014	$6,211,574	$173,300	$6,384,874
December 31, 2013	6,101,484	370,532	6,472,016

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2014

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the preferred equity segment. Interest costs for the preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the preferred equity segment. We do not allocate marketing, general and administrative expenses to the preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.
16. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2014 and 2013, which is reflective of the properties transferred to us by SL Green and the reclassification of the properties sold during 2014 and 2013 as discontinued operations (see Note 4, "Property Dispositions"), was as follows (in thousands):

2014 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$174,735	$171,187	$167,254	$165,061
Income from continuing operations before equity in net income from unconsolidated joint ventures, loss on extinguishment of debt, net (loss) income from discontinued operations, (loss) gain on sale of discontinued operations	$21,077	$16,203	$16,400	$13,473
Equity in net income from unconsolidated joint ventures	848	868	1,094	—
Loss on extinguishment of debt	(6,866)	—	(519)	—
Net (loss) income from discontinued operations	—	(58)	1,348	706
(Loss) gain on sale of discontinued operations	—	(250)	117,829	—
Net income	15,059	16,763	136,152	14,179
Net income attributable to noncontrolling interests in other partnerships	(938)	(841)	(801)	(61)
Net income attributable to ROP common unitholder	$14,121	$15,922	$135,351	$14,118

2013 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$170,766	$153,330	$160,171	$156,640
Income from continuing operations before equity in net income from unconsolidated joint ventures, loss on extinguishment of debt, net income from discontinued operations, (loss) gain on sale of discontinued operations	$19,291	$3,623	$22,062	$19,210
Equity in net income from unconsolidated joint ventures	2,615	480	481	366
Loss on extinguishment of debt	—	—	(10)	(66)
Net income from discontinued operations	175	1,622	3,147	963
(Loss) gain on sale of discontinued operations	(31)	13,787	—	—
Net income	22,050	19,512	25,680	20,473
Net income attributable to noncontrolling interests in other partnerships	(689)	(1,399)	(1,599)	(1,513)
Net income attributable to ROP common unitholder	$21,361	$18,113	$24,081	$18,960
17. Subsequent Events
In January 2015, we closed on the modification and extension of the $1.2 billion revolving credit facility portion of our 2012 credit facility, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility portion of the facility by 20 basis points and 5 basis points, respectively, and extended the maturity date of the revolving credit facility portion of the facility to March 29, 2019 with an as-of-right extension through March 29, 2020.

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2014
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2014
Tenant and other receivables—allowance	$5,323	$5,573	$(5,198)	$5,698
Deferred rent receivable—allowance	17,661	2,913	(4,000)	16,574
Year Ended December 31, 2013
Tenant and other receivables—allowance	$5,497	$4,242	$(4,416)	$5,323
Deferred rent receivable—allowance	18,812	4,345	(5,496)	17,661
Year Ended December 31, 2012
Tenant and other receivables—allowance	$3,837	$4,801	$(3,141)	$5,497
Deferred rent receivable—allowance	17,545	4,044	(2,777)	18,812

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2014
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$54,441	$114,077	$530,827	$644,904	$114,957	1970	1/2007	Various
461 Fifth Avenue(1)	—	—	62,695	—	9,626	—	72,321	72,321	21,838	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	35,951	51,093	241,923	293,016	70,362	1958	7/2004	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	—	19,239	223,529	1,052,437	1,275,966	216,685	1970	1/2007	Various
555 W. 57th Street(1)	—	18,846	78,704	—	47,933	18,846	126,637	145,483	48,659	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	35,260	—	763,473	763,473	175,368	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	29,132	91,038	409,876	500,914	90,325	1966	1/2007	Various
1100 King Street—1-6 International Drive(3)	—	49,392	104,376	2,473	19,385	51,865	123,761	175,626	31,003	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	4,785	6,324	30,881	37,205	7,755	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	6,334	5,933	30,160	36,093	7,967	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	7,213	10,526	50,322	60,848	11,863	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	7,217	11,183	55,123	66,306	12,600	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,643	9,777	44,691	54,468	9,495	1986	1/2007	Various
140 Grand Street(3)	—	6,865	28,264	—	4,606	6,865	32,870	39,735	7,734	1991	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	12,851	29,497	131,101	160,598	29,031	2000	1/2007	Various
7 Landmark Square(4)	—	2,088	7,748	(367)	(133)	1,721	7,615	9,336	600	2007	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	4,561	11,696	49,925	61,621	11,118	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	7,433	16,916	76,282	93,198	16,313	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	5,058	7,747	35,481	43,228	7,695	1988	1/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	3,492	13,516	56,720	70,236	12,515	1987	6/2007	Various
400 Summit Lake Drive(3)	—	38,889	—	285	1	39,174	1	39,175	1	-	1/2007	N/A
609 Fifth Avenue(1)	—	36,677	145,954	—	7,814	36,677	153,768	190,445	32,939	1925	6/2006	Various
110 East 42nd Street(1)	—	34,000	46,411	—	13,882	34,000	60,293	94,293	9,080	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	6,336	54,489	81,955	136,444	7,465	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	38,104	24,343	75,262	99,605	—	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	793	45,976	68,109	114,085	5,076	1902	9/2012	Various
315 West 33rd Street(1)	—	195,834	164,429	—	3,180	195,834	167,609	363,443	5,396	2000-2001	11/2013	Various
16 Court(5)(6)	—	19,217	63,210	—	4,954	19,217	68,164	87,381	4,604	1927-1928	4/2013	Various
131-137 Spring Street(1)(5)	—	27,021	105,342	154	3,384	27,175	108,726	135,901	5,606	1891	12/2012	Various

125 Chubb Way(5)(7)	—	5,884	25,958	—	23,832	5,884	49,790	55,674	5,263	2008	1/2008	Various
115 Spring Street(1)	—	15,938	37,309	—	—	15,938	37,309	53,247	—	1900	7/2014	Various
635 Madison Avenue(1)	—	153,745	—	—	—	153,745	—	153,745	—	-	9/2014	Various
125 Park Avenue(1)(5)	—	120,900	189,714	—	42,165	120,900	231,879	352,779	34,869	1923	10/2010	Various
625 Madison Ave(1)(5)	—	—	246,673	—	35,576	—	282,249	282,249	77,982	1956	10/2004	Various
102 Greene Street(1)	—	11,288	20,963	—	—	11,288	20,963	32,251	131	1910	11/2014	Various
Other(8)	—	1,130	—	80	4,693	1,210	4,693	5,903	—			Various
	$500,000	$1,464,603	$4,828,455	$3,396	$504,741	$1,467,999	$5,333,196	$6,801,195	$1,092,295
____________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Properties that were transferred in 2014.

(6)	Property located in Brooklyn, New York.

(7)	Property located in New Jersey.

(8)	Other includes tenant improvements, capitalized interest and corporate improvements.
The changes in real estate for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$6,556,482	$6,178,574	$5,691,459
Acquisitions	208,608	479,236	429,330
Improvements	93,986	107,385	59,428
Retirements/disposals	(57,881)	(208,713)	(1,643)
Balance at end of year	$6,801,195	$6,556,482	$6,178,574
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2014 was approximately $4.8 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2014, 2013 and 2012, are as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$953,093	$821,463	$675,783
Depreciation for year	162,229	156,912	146,897
Retirements/disposals	(23,027)	(25,282)	(1,217)
Balance at end of year	$1,092,295	$953,093	$821,463

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2014, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.
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
Ernst & Young LLP's fees for providing services to ROP in 2014 and 2013 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the years ended December 31, 2014 and 2013 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the years ended December 31, 2014 and 2013 were approximately $371,000 and $337,000 respectively.
Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $25,000 and $12,000 for the years ended December 31, 2014 and 2013, respectively.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2014 and 2013, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2014 and 2013.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

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
		8-K	033-84580	10.1	3/24/2014
10.3	Amended and Restated Employment and Non-competition Agreement, dated as of September 12, 2013, between SL Green and Marc Holliday*	8-K	1-13199	10.1	9/12/2013
10.4	Employment and Non-competition Agreement, dated as of October 28, 2013, by and between SL Green and James Mead*	8-K	1-13199	10.1	10/28/2013
10.5	Amended and Restated Employment and Non-competition Agreement, dated as of June 27, 2013, between SL Green and Andrew Levine*	8-K	1-13199	10.1	7/3/2013
10.6	Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc.	8-K	1-13762	10.1	10/14/2010
10.7	Employment Agreement, dated as of October 30, 2014, by and between SL Green Realty Corp. and Matthew DiLiberto*	8-K	1-13199	10.1	10/31/2014

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8	Agreement Regarding Additional Term Loan, dated as of November 10, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, The Bank of New York Mellon (as Increasing Lender) and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	33-167793-02	10.1	11/13/14
10.9	Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	33-167793-02	10.1	1/6/2015
12.1	Ratio of Earnings to Combined Fixed Charges					X
21.1	Statement of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of Marc Holliday President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X
31.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a—14(a) or Rule 15(d)—14(a)					X
32.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
32.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code					X
101.1
The following financial statements from ROP's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Capital for the years ended December 31, 2014, 2013 and 2012, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (vi) Notes to Consolidated Financial Statements, detailed tagged
X
______________________________________________________________________

*	Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

Signature	Title

/s/ MARC HOLLIDAY	President of WAGP, the sole general partner of the Registrant (Principal Executive Officer)
Marc Holliday

/s/ MATTHEW J. DILIBERTO	Treasurer of WAGP, the sole general partner of the Registrant (Principal Financial Officer and Principal Accounting Officer)
Matthew J. DiLiberto

/s/ ANDREW S. LEVINE	Director of WAGP, the sole general partner of the Registrant
Andrew S. Levine