Form 10-Q
period 2015-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2015-05-15
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 11, 2015, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2015	December 31, 2014
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,595,949	$1,600,808
Building and improvements	4,348,348	4,342,923
Building leasehold and improvements	1,073,678	1,073,678
	7,017,975	7,017,409
Less: accumulated depreciation	(1,155,866)	(1,122,330)
	5,862,109	5,895,079
Cash and cash equivalents	50,723	34,594
Restricted cash	36,313	38,771
Tenant and other receivables, net of allowance of $6,322 and $5,820 in 2015 and 2014, respectively	21,434	25,725
Deferred rents receivable, net of allowance of $17,415 and $17,745 in 2015 and 2014, respectively	204,672	198,225
Preferred equity and other investments, net of discounts and deferred origination fees of $537 and $244 in 2015 and 2014, respectively	205,682	173,194
Deferred costs, net of accumulated amortization of $76,869 and $77,556 in 2015 and 2014, respectively	125,452	123,906
Other assets	119,664	104,256
Total assets	$6,626,049	$6,593,750
Liabilities
Mortgages payable	$500,000	$620,000
Revolving credit facility	520,000	385,000
Term loan and senior unsecured notes	1,788,028	1,788,001
Accrued interest payable and other liabilities	23,116	27,061
Accounts payable and accrued expenses	67,255	66,347
Deferred revenue	131,804	130,441
Deferred land leases payable	1,301	1,215
Security deposits	35,432	36,122
Total liabilities	3,066,936	3,054,187
Commitments and contingencies	—	—
Capital
General partner capital	3,213,306	3,194,448
Limited partner capital	—	—
Accumulated other comprehensive loss	(2,925)	(3,106)
Total ROP partner's capital	3,210,381	3,191,342
Noncontrolling interests in other partnerships	348,732	348,221
Total capital	3,559,113	3,539,563
Total liabilities and capital	$6,626,049	$6,593,750

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
		(as adjusted)
Revenues
Rental revenue, net	$148,925	$140,584
Escalation and reimbursement	22,926	21,141
Investment income	3,603	9,275
Other income	659	611
Total revenues	176,113	171,611
Expenses
Operating expenses, including related party expenses of $5,902 and $5,365 in 2015 and 2014, respectively	41,829	38,459
Real estate taxes	34,510	30,990
Ground rent	5,286	5,235
Interest expense, net of interest income	27,729	31,800
Amortization of deferred financing costs	1,947	1,555
Depreciation and amortization	49,338	49,753
Transaction related costs	16	871
Marketing, general and administrative	96	76
Total expenses	160,751	158,739
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	15,362	12,872
Equity in net income from unconsolidated joint ventures	849	—
Loss on early extinguishment of debt	(49)	—
Income from continuing operations	16,162	12,872
Net income from discontinued operations	—	706
Net income	16,162	13,578
Net income attributable to noncontrolling interests in other partnerships	(550)	(61)
Net income attributable to ROP common unitholder	$15,612	$13,517
Amounts attributable to ROP common unitholder:
Income from continuing operations	$15,612	$12,811
Discontinued operations	—	706
Net income attributable to ROP common unitholder	$15,612	$13,517

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
		(as adjusted)
Net income attributable to ROP common unitholder	$15,612	$13,517
Other comprehensive income:
Change in net unrealized gain on derivative instruments	181	198
Comprehensive income attributable to ROP common unitholder	$15,793	$13,715

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2014, as adjusted	$3,194,448	$—	$348,221	$(3,106)	$3,539,563
Contributions	381,780	—	—	—	381,780
Distributions	(378,534)	—	(39)	—	(378,573)
Net income	15,612	—	550	—	16,162
Other comprehensive income	—	—	—	181	181
Balance at March 31, 2015	$3,213,306	$—	$348,732	$(2,925)	$3,559,113

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
		(as adjusted)
Operating Activities
Net income	$16,162	$13,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,285	51,741
Equity in net income from unconsolidated joint venture	(849)	—
Distributions of cumulative earnings from unconsolidated joint ventures	849	—
Loss on early extinguishment of debt	49	—
Deferred rents receivable	(6,117)	(3,951)
Other non-cash adjustments	(7,334)	(11,669)
Changes in operating assets and liabilities:
Restricted cash—operations	1,870	(7,885)
Tenant and other receivables	3,788	4,123
Deferred lease costs	(5,920)	(1,306)
Other assets	(20,009)	(23,434)
Accounts payable, accrued expenses and other liabilities	5,457	2,130
Deferred revenue and land leases payable	5,924	5,682
Net cash provided by operating activities	45,155	29,009
Investing Activities
Additions to land, buildings and improvements	(12,845)	(16,914)
Escrowed cash—capital improvements	588	(536)
Other investments	—	(40,000)
Origination of preferred equity investments	(30,619)	—
Net cash used in investing activities	(42,876)	(57,450)
Financing Activities
Repayments of mortgages and other loans payable	(120,000)	(1,932)
Proceeds from credit facility and senior unsecured notes	665,000	603,000
Repayments of credit facility and senior unsecured notes	(530,000)	(440,000)
Contributions from common unitholder	381,780	403,393
Distributions to noncontrolling interests in other partnerships	(39)	(1,270)
Distributions to common unitholder	(378,534)	(530,277)
Deferred loan costs and capitalized lease obligation	(4,357)	(2,621)
Net cash provided by financing activities	13,850	30,293
Net increase in cash and cash equivalents	16,129	1,852
Cash and cash equivalents at beginning of period	34,594	48,070
Cash and cash equivalents at end of period	$50,723	$49,922

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$5,845	$5,737
Deferred leasing payable	3,254	144
Change in fair value of hedge	92	—
Transfer to assets held for sale	—	63,925
Transfer to liabilities related to assets held for sale	—	49,704

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2015
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.22% owned by SL Green Realty Corp., or SL Green, as of March 31, 2015. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest, with total assets aggregating to $207.7 million during the first quarter of 2015 to ROP. Subsequent to March 31, 2014, SL Green transferred five properties with total assets aggregating to $884.3 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASU, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of March 31, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	14	8,135,645	93.6%
	Retail(2)	5	352,892	97.8%
	Redevelopment	1	104,000	72.5%
	Fee Interest	1	176,530	100.0%
		21	8,769,067	93.6%
Suburban	Office	20	3,417,900	80.8%
Total commercial properties		41	12,186,967	90.0%
Residential:
Manhattan	Residential(2)	—	222,855	96.1%
Total portfolio		41	12,409,822	90.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of March 31, 2015, we also held a 40% tenancy in common interest in a fee interest comprised of approximately 21,124 square feet which was 100.0% occupied and preferred equity and other investments with a book value of $205.7 million.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, and adjusted for the transfer of two properties to ROP in March 2015 but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Also, as a result of the transfer of these two properties to ROP, the consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2014 and related financial information have been adjusted to furnish comparative information.
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
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties were other than temporarily impaired at March 31, 2015.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

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
We recognized an increase of $5.7 million and $5.8 million in rental revenue for the three months ended March 31, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$296,971	$294,934
Accumulated amortization	(222,849)	(216,231)
Net	$74,122	$78,703
Identified intangible liabilities (included in deferred revenue):
Gross amount	$454,838	$450,049
Accumulated amortization	(331,902)	(322,638)
Net	$122,936	$127,411
Investment in Unconsolidated Joint Ventures
We may originate loans for real estate acquisition, development and construction, where we expect to receive some or all of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our preferred equity investments.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

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
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three months ended March 31, 2015 and 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

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
Fair Value Measurements
See Note 9, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 5, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants who account for 4.7% and 4.1% of our share of annualized cash rent, respectively, no other tenant in the portfolio accounted for more than 2.8% of our share of annualized cash rent, including our share of joint venture annualized cash rent for the three months ended March 31, 2015. Approximately 16.3%, 9.4%, 8.1%, 8.0%, and 7.3%, of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 919 Third Avenue and 1350 Avenue of the Americas, respectively, for the three months ended March 31, 2015.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to include the transfer of one property and a 40% tenancy in common interest in a fee interest in 2015 and five properties in 2014, which were transferred subsequent to March 31, 2014.
Accounting Standards Updates
In April 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU No, 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
In February 2015, the FASB, issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
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
March 31, 2015
(unaudited)

new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance is effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company has adopted the standard beginning in the first quarter of 2015. The adoption of this guidance changed the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.
3. Property Acquisition
2014 Acquisition
During the three months ended March 31, 2015, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisition (in thousands):

115 Spring Street(1)
Acquisition Date	July 2014
Ownership Type	Fee Interest
Property Type	Retail

Purchase Price Allocation:
Land	$11,078
Building and building leasehold	44,799
Above-market lease value	—
Acquired in-place lease value	2,037
Other assets, net of other liabilities	—
Assets acquired	57,914
Mark-to-market assumed debt	—
Below-market lease value	4,789
Liabilities assumed	4,789
Purchase price	$53,125
Net consideration funded by us at closing, excluding consideration financed by debt	$53,125
Equity and/or debt investment held	$—
Debt assumed	$—
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street. The impact to our consolidated statement of income for the three months ended March 31, 2015 was $0.9 million in rental revenue for the amortization of aggregate below-market leases and $0.9 million of depreciation expense.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

4. Property Disposition
Discontinued operations included the results of operations of real estate assets sold prior to December 31, 2014. This included 673 First Avenue, which was sold in May 2014. There were no discontinued operations for the three months ended March 31, 2015.
The following table summarizes net income from discontinued operations for the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31, 2014
Revenues
Rental revenue	$5,076
Escalation and reimbursement revenues	821
Total revenues	5,897
Operating expenses	884
Real estate taxes	1,019
Ground rent	2,196
Interest expense, net of interest income	659
Depreciation and amortization	433
Total expenses	5,191
Net income from discontinued operations	$706
5. Preferred Equity and Other Investments
Preferred Equity Investments
As of March 31, 2015 and December 31, 2014, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.20% at March 31, 2015 (in thousands):

Type	March 31, 2015 Future Funding Obligations	March 31, 2015 Senior Financing	March 31,2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$550,000	$124,907	$123,041	July 2015
Preferred equity(3)	—	70,000	9,957	9,954	March 2018
Preferred equity	7,100	60,795	30,619	—	November 2018
	$7,100	$680,795	$165,483	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	In March 2015, the maturity date was extended to March 2018.
At March 31, 2015 and December 31, 2014, all preferred equity investments were performing in accordance with the terms of the related agreements.
Other Investments
Other investments pertain to investments accounted for under the equity method of accounting.
We have one preferred equity investment which meets the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements and have accounted for this wholly owned investment under the equity method of accounting. As of March 31, 2015, the book value of this investment was $40.2 million, which is due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

6. Mortgages Payable
The first mortgages collateralized by the property and assignment of leases at March 31, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2015	December 31, 2014
				(as adjusted)
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
711 Third Avenue(3)			—	120,000
			$500,000	$620,000
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2015.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(3)	In March 2015, we repaid the mortgage.
The gross book value of the property collateralizing the mortgages and other loans payable was $1.3 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of March 31, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of March 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2015, the effective interest rate was 1.43% for the revolving credit facility and 1.65% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2015, the facility fee was 25 basis points. As of March 31, 2015, we had $107.6 million of outstanding letters of credit, $520.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $572.4 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2015 Unpaid Principal Balance	March 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,261	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,760	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$955,315	$955,028	$955,001
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is  7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In April 2015, we redeemed the remaining outstanding debentures.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage, 2012 credit facility and senior unsecured notes as of March 31, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes		Total
Remaining 2015	$—	$—	$—	$—	$7	(1)	$7
2016	3,566	—	—	—	255,308		258,874
2017	7,411	—	—	—	—		7,411
2018	7,799	—	—	—	250,000		257,799
2019	8,207	—	—	833,000	—		841,207
Thereafter	31,423	441,594	520,000	—	450,000		1,443,017
	$58,406	$441,594	$520,000	$833,000	$955,315		$2,808,315
__________________________________________________________________

(1)	In April 2015, we redeemed the remaining outstanding 4.00% Exchangeable Senior Debentures due 2025.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
		(as adjusted)
Interest expense	$27,736	$31,805
Interest income	(7)	(5)
Interest expense, net	$27,729	$31,800
Interest capitalized	$786	$944
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Carrying Value		Fair Value	Carrying Value		Fair Value
				(as adjusted)		(as adjusted)
Preferred equity investments	$165,483	(1)	(2)	$132,995	(1)	(2)

Fixed rate debt	$1,485,028		$1,644,580	$1,605,001		$1,737,673
Variable rate debt	1,323,000		1,382,444	1,188,000		1,230,470
	$2,808,028		$3,027,024	$2,793,001		$2,968,143
______________________________________________________________________

(1)
Excludes one investment with a book value of $40.2 million as of March 31, 2015 and December 31, 2014, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements.

(2)
At March 31, 2015, preferred equity investments had an estimated fair value ranging between $182.0 million and $206.9 million. At December 31, 2014, preferred equity investments had an estimated fair value ranging between $146.3 million and $166.2 million.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
As of March 31, 2015, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2015 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(682)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of March 31, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.2 million and $2.3 million, respectively.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swap	$(68)	$(44)	Interest expense	$249	$250	Interest expense	$1	$1
11. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.8 million for both the three months ended March 31, 2015 and 2014. We also recorded expenses of $1.9 million and $1.5 million for the three months ended March 31, 2015 and 2014 , respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.4 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.6 million for both the three months ended March 31, 2015 and 2014.
12. Commitments and Contingencies
Legal Proceedings
As of March 31, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2015
(unaudited)

Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of March 31, 2015 (in thousands):

Non-cancellable operating leases
Remaining 2015	$15,252
2016	20,440
2017	20,586
2018	20,586
2019	20,586
Thereafter	348,672
Total minimum lease payments	$446,122
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
Selected results of operations for the three months ended March 31, 2015 and 2014, and selected asset information as of March 31, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
March 31, 2015	$172,510	$3,603	$176,113
March 31, 2014, as adjusted	162,336	9,275	171,611
Income from continuing operations:
Three months ended:
March 31, 2015	$12,452	$3,710	$16,162
March 31, 2014, as adjusted	5,402	7,470	12,872
Total assets
As of:
March 31, 2015	$6,420,257	$205,792	$6,626,049
December 31, 2014, as adjusted	6,420,450	173,300	6,593,750
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
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest, with total assets aggregating to $207.7 million during the first quarter of 2015 to ROP. Subsequent to March 31, 2014, SL Green transferred five properties with total assets aggregating to $884.3 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASU, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying value and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of March 31, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	14	8,135,645	93.6%
	Retail(2)	5	352,892	97.8%
	Redevelopment	1	104,000	72.5%
	Fee Interest	1	176,530	100.0%
		21	8,769,067	93.6%
Suburban	Office	20	3,417,900	80.8%
Total commercial properties		41	12,186,967	90.0%
Residential:
Manhattan	Residential(2)	—	222,855	96.1%
Total portfolio		41	12,409,822	90.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of March 31, 2015, we also held a 40% tenancy in common interest in a fee interest comprised of approximately 21,124 square feet which was 100.0% occupied and preferred equity and other investments with a book value of $205.7 million.
Critical Accounting Policies
Refer to our 2014 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2015.

Results of Operations
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
The following section compares the results of operations for the three months ended March 31, 2015 to the three months ended March 31, 2014 for the 41 properties and a 40% tenancy in common interest in a fee interest owned by ROP. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$148,925	$140,584	$8,341	5.9%
Escalation and reimbursement	22,926	21,141	1,785	8.4%
Investment income	3,603	9,275	(5,672)	(61.2)%
Other income	659	611	48	7.9%
Total revenues	$176,113	$171,611	$4,502	2.6%

Property operating expenses	81,625	74,684	6,941	9.3%
Transaction related costs	16	871	(855)	(98.2)%
Marketing, general and administrative	96	76	20	26.3%
	81,737	75,631	6,106	8.1%

Net operating income	94,376	95,980	(1,604)	(1.7)%

Interest expense and amortization of financing costs, net of interest income	(29,676)	(33,355)	3,679	(11.0)%
Depreciation and amortization	(49,338)	(49,753)	415	(0.8)%
Equity in net income from unconsolidated joint venture	849	—	849	100.0%
Loss on early extinguishment of debt	(49)	—	(49)	(100.0)%
Income from continuing operations	16,162	12,872	3,290	25.6%
Net income from discontinued operations	—	706	(706)	(100.0)%
Net income	$16,162	$13,578	$2,584	19.0%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy and the acquisitions of 115 Spring Street, 635 Madison Avenue and 102 Greene Street in 2014 ($2.7 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.4 million).
Occupancy in our Manhattan office operating properties was 93.6% at March 31, 2015 compared to 91.6% at March 31, 2014. Occupancy in our Suburban office operating properties was 80.8% at March 31, 2015 compared to 78.3% at March 31, 2014. At March 31, 2015, approximately 3.1% and 7.4% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 12.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 9.0% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 5.8% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 2.3% higher than the existing in-place fully escalated rents.
Investment Income
Investment income decreased primarily as a result the redemption of one of our preferred equity investments during the fourth quarter of 2014 ($4.9 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($3.5 million), utility expenses due, in part, to seasonality ($1.3 million), and repairs and maintenance ($0.6 million).

Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of debt at at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.5 million) during the fourth quarter of 2014 and the repayment of 5.875% senior notes in August 2014 ($1.1 million), partially offset by increased borrowings on the 2012 credit facility($1.3 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture increased as a result of an investment accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements in 2014 ($0.8 million).
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014 included the the result of operations for 673 First Avenue, which was sold in May 2014.
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
Cash and cash equivalents were $50.7 million and $49.9 million at March 31, 2015 and 2014, respectively, representing an increase of $0.8 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
		(as adjusted)
Net cash provided by operating activities	$45,155	$29,009	$16,146
Net cash used in investing activities	$(42,876)	$(57,450)	$14,574
Net cash provided by financing activities	$13,850	$30,293	$(16,443)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At March 31, 2015, our operating portfolio was 90.1% occupied. Our preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$4,069
Repayment or redemption of preferred equity and other investments, net of originations or investments	9,381
Restricted cash—capital improvements	1,124
Decrease in net cash used in investing activities	$14,574
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $16.9 million for the three months ended March 31, 2014 compared to $12.8 million for the three months ended March 31, 2015. The decrease in capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(208,068)
Proceeds from debt obligations	62,000
Contributions from common unitholder	(21,613)
Distributions to common unitholder and noncontrolling interests	152,974
Deferred loan costs	(1,736)
Decrease in cash provided by financing activities	$(16,443)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of March 31, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of March 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2015, the effective interest rate was 1.43% for the revolving credit facility and 1.65% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2015, the facility fee was 25 basis points. As of March 31, 2015, we had $107.6 million of outstanding letters of credit, $520.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $572.4 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2015 and December 31, 2014,respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2015 Unpaid Principal Balance	March 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,261	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,760	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	7	7	7	4.00%	4.00%	20	June 15, 2025
	$955,315	$955,028	$955,001
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In April 2015, we redeemed the remaining outstanding debentures.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would have increased our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $12.8 million.
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
We have $1.5 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of March 31, 2015 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 140 basis points.

Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ended December 31, 2015, we expect to incur $81.0 million of recurring capital expenditures and $73.7 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.8 million for both the three months ended March 31, 2015 and 2014. We also recorded expenses of $1.9 million and $1.5 million for the three months ended March 31, 2015 and 2014 , respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.4 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively.
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
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2015. TRIPRA was not renewed by Congress and expired on December 31, 2015. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization

and Extension Act of 2015).The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20 million per annum, commencing December 31, 2015. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.6 million for both the three months ended March 31, 2015 and 2014.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2014 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
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

31.1	Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
31.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
32.1
Certification of Marc Holliday, President of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

32.2
Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of the Registrant, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: May 15, 2015