Form 10-Q
period 2015-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2015-08-13
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 13, 2015, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2015	December 31, 2014
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,741,350	$1,776,457
Building and improvements	4,272,732	4,353,081
Building leasehold and improvements	1,073,678	1,073,678
	7,087,760	7,203,216
Less: accumulated depreciation	(1,192,531)	(1,123,412)
	5,895,229	6,079,804
Assets held for sale	138,421	—
Cash and cash equivalents	40,050	34,641
Restricted cash	37,554	38,844
Tenant and other receivables, net of allowance of $5,592 and $5,820 in 2015 and 2014, respectively	31,299	25,712
Deferred rents receivable, net of allowance of $14,716 and $17,745 in 2015 and 2014, respectively	208,115	199,045
Preferred equity and other investments, net of discounts and deferred origination fees of $425 and $244 in 2015 and 2014, respectively	209,129	173,194
Deferred costs, net of accumulated amortization of $81,814 and $77,557 in 2015 and 2014, respectively	134,367	123,918
Other assets	89,642	105,951
Total assets	$6,783,806	$6,781,109
Liabilities
Mortgages payable	$500,000	$620,000
Revolving credit facility	705,000	385,000
Term loan and senior unsecured notes	1,788,049	1,788,001
Accrued interest payable and other liabilities	27,745	27,061
Accounts payable and accrued expenses	54,061	66,478
Deferred revenue	110,854	130,661
Deferred land leases payable	1,387	1,215
Security deposits	36,855	36,195
Liabilities related to assets held for sale	5,770	—
Total liabilities	3,229,721	3,054,611
Commitments and contingencies	—	—
Capital
General partner capital	3,196,070	3,381,383
Limited partner capital	—	—
Accumulated other comprehensive loss	(2,702)	(3,106)
Total ROP partner's capital	3,193,368	3,378,277
Noncontrolling interests in other partnerships	360,717	348,221
Total capital	3,554,085	3,726,498
Total liabilities and capital	$6,783,806	$6,781,109

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Revenues
Rental revenue, net	$153,082	$142,440	$302,477	$283,438
Escalation and reimbursement	23,279	21,540	46,210	42,684
Investment income	4,268	8,777	7,871	18,052
Other income	12,263	638	12,922	1,249
Total revenues	192,892	173,395	369,480	345,423
Expenses
Operating expenses, including $2,093 and $3,925 in 2015 and $1,984 and $3,457 in 2014 of related party expenses	38,444	36,889	80,823	75,386
Real estate taxes	35,180	32,569	69,704	63,570
Ground rent	5,184	5,235	10,470	10,470
Interest expense, net of interest income	27,649	31,625	55,378	63,425
Amortization of deferred financing costs	1,280	1,614	3,227	3,169
Depreciation and amortization	50,241	49,949	99,669	99,791
Transaction related costs	23	117	39	988
Marketing, general and administrative	160	90	256	166
Total expenses	158,161	158,088	319,566	316,965
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	34,731	15,307	49,914	28,458
Equity in net income from unconsolidated joint ventures	853	1,094	1,702	1,094
Loss on early extinguishment of debt	—	(519)	(49)	(519)
Income from continuing operations	35,584	15,882	51,567	29,033
Net income from discontinued operations	—	1,348	—	2,054
Gain on sale of discontinued operations	—	117,829	—	117,829
Net income	35,584	135,059	51,567	148,916
Net income attributable to noncontrolling interests in other partnerships	(6,378)	(801)	(6,930)	(862)
Net income attributable to ROP common unitholder	$29,206	$134,258	$44,637	$148,054
Amounts attributable to ROP common unitholder:
Income from continuing operations	$29,206	$15,081	$44,637	$28,171
Discontinued operations	—	119,177	—	119,883
Net income attributable to ROP common unitholder	$29,206	$134,258	$44,637	$148,054

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Net income attributable to ROP common unitholder	$29,206	$134,258	$44,637	$148,054
Other comprehensive income:
Change in net unrealized gain on derivative instruments	223	179	404	377
Comprehensive income attributable to ROP common unitholder	$29,429	$134,437	$45,041	$148,431

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2014, as adjusted	$3,381,383	$—	$348,221	$(3,106)	$3,726,498
Contributions	726,009	—	6,124	—	732,133
Distributions	(955,959)	—	(558)	—	(956,517)
Net income	44,637	—	6,930	—	51,567
Other comprehensive income	—	—	—	404	404
Balance at June 30, 2015	$3,196,070	$—	$360,717	$(2,702)	$3,554,085

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
		(as adjusted)
Operating Activities
Net income	$51,567	$148,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,896	103,393
Equity in net income from unconsolidated joint venture	(1,702)	(1,094)
Distributions of cumulative earnings from unconsolidated joint ventures	1,702	612
Loss on early extinguishment of debt	49	519
Gain on sale of discontinued operations	—	(117,829)
Deferred rents receivable	(10,298)	(10,236)
Other non-cash adjustments	(16,816)	(23,202)
Changes in operating assets and liabilities:
Restricted cash—operations	702	(2,531)
Tenant and other receivables	(6,060)	2,955
Deferred lease costs	(25,470)	(3,999)
Other assets	4,141	(4,800)
Accounts payable, accrued expenses and other liabilities	1,275	718
Deferred revenue and land leases payable	(1,768)	(264)
Net cash provided by operating activities	100,218	93,158
Investing Activities
Additions to land, buildings and improvements	(34,144)	(45,842)
Escrowed cash—capital improvements/acquisition deposits	388	(1,071)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10	—
Net proceeds from disposition of real estate/joint venture interest	—	137,059
Origination of preferred equity investments	(32,139)	(14,173)
Net cash (used in) provided by investing activities	(65,885)	75,973
Financing Activities
Repayments of mortgages and other loans payable	(120,000)	(82,181)
Proceeds from credit facility and senior unsecured notes	1,055,000	683,000
Repayments of credit facility and senior unsecured notes	(735,007)	(520,000)
Contributions from common unitholder	726,009	732,007
Contributions to noncontrolling interests in other partnerships	6,124	—
Distributions to noncontrolling interests in other partnerships	(558)	(3,214)
Distributions to common unitholder	(955,959)	(983,346)
Deferred loan costs and capitalized lease obligation	(4,533)	(2,671)
Net cash used in financing activities	(28,924)	(176,405)
Net increase (decrease) in cash and cash equivalents	5,409	(7,274)
Cash and cash equivalents at beginning of period	34,641	48,070
Cash and cash equivalents at end of period	$40,050	$40,796

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$5,845	$6,471
Deferred leasing payable	6,915	230
Change in fair value of hedge	226	215
Transfer to assets held for sale	138,421	—
Transfer to liabilities related to assets held for sale	5,770	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2015
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.22% owned by SL Green Realty Corp., or SL Green, as of June 30, 2015. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest with total assets of $207.7 million during the first quarter of 2015 to ROP, and one additional property and the remaining 60% of SL Green's tenancy in common interest in a fee interest with total assets of $187.3 million during second quarter of 2015 to ROP. Subsequent to June 30, 2014, SL Green transferred four properties with total assets aggregating to $786.4 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASU, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of June 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	15	8,239,645	95.5%
	Retail(2)(3)	5	352,892	98.8%
	Fee Interest	2	197,654	100.0%
		22	8,790,191	95.7%
Suburban	Office	20	3,417,900	82.3%
	Retail	1	52,000	100.0%
		21	3,469,900	82.5%
Total commercial properties		43	12,260,091	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	96.4%
Total portfolio		43	12,482,946	92.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two retail properties held for sale as of June 30, 2015.
As of June 30, 2015, we also held preferred equity and other investments with a book value of $209.1 million.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

necessary for the fair presentation of the financial position of the Company at June 30, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, and adjusted for the transfer of three properties to ROP in 2015 but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Also, as a result of the transfer of these three properties in 2015 and four properties in 2014 to ROP, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2014, statement of cash flows for the six months ended June 30, 2014 and related financial information have been adjusted to furnish comparative information.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. We do not believe that the values of any of our consolidated properties were other than temporarily impaired at June 30, 2015.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
We recognized an increase of $6.9 million, $12.6 million, $5.4 million and $11.2 million in rental revenue for the three and six months ended June 30, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$289,180	$293,354
Accumulated amortization	(221,273)	(212,957)
Net	$67,907	$80,397
Identified intangible liabilities (included in deferred revenue):
Gross amount	$434,723	$443,520
Accumulated amortization	(324,960)	(315,889)
Net	$109,763	$127,631
____________________________________________________________________

(1)
As of June 30, 2015, $1.8 million and $5.8 million of net intangible assets and net intangible liabilities, respectively, were reclassed to assets held for sale and liabilities related to assets held for sale

Investment in Unconsolidated Joint Ventures
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

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
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statements of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2015 and 2014.
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
Fair Value Measurements
See Note 9, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 5, "Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than two tenants who account for 4.6% and 3.7% of our share of annualized cash rent, respectively, no other tenant in the portfolio accounted for more than 2.7% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at June 30, 2015. Approximately 15.7%, 9.8%, 7.9%, 8.4%, and 7.1%, of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 919 Third Avenue and 1350 Avenue of the Americas, respectively, for the three months ended June 30, 2015.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to include the transfer of three properties in 2015 and four properties in 2014, which were transferred subsequent to June 30, 2014.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU No. 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. In July 2015, the FASB voted to defer by one year the effective date of ASU No. 2014-09 for both public and nonpublic entities and give both public and private companies the option to early adopt using the original effective date. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
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
3. Property Acquisition
2014 Acquisition
During the six months ended June 30, 2015, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	102 Greene Street(1)	115 Spring Street(1)
Acquisition Date	October 2014	July 2014
Ownership Type	Fee Interest	Fee Interest
Property Type	Retail	Retail

Purchase Price Allocation:
Land	$8,215	$11,078
Building and building leasehold	26,717	44,799
Above-market lease value	—	—
Acquired in-place lease value	1,015	2,037
Other assets, net of other liabilities	3	—
Assets acquired	35,950	57,914
Mark-to-market assumed debt	—	—
Below-market lease value	3,701	4,789
Liabilities assumed	3,701	4,789
Purchase price	$32,249	$53,125
Net consideration funded by us at closing, excluding consideration financed by debt	$32,249	$53,125
Equity and/or debt investment held	$—	$—
Debt assumed	$—	$—
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, and $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street. The impact to our consolidated statement of operations for the six months ended June 30, 2015 was $1.1 million in rental revenue for the amortization of aggregate below-market leases and $1.0 million of depreciation expense.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

4. Property Held for Sale and Property Disposition
Properties Held for Sale
During the second quarter of 2015, we entered into an agreement to sell an 80% interest in 131-137 Spring Street based on a gross asset valuation of $277.8 million. In August, we completed this sale.
Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 131-137 Spring Street as held for sale as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold prior to January 1, 2015. This included 673 First Avenue, which was sold in May 2014. There were no discontinued operations for the three and six months ended June 30, 2015.
The following table summarizes net income from discontinued operations for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues
Rental revenue	$2,777	$7,853
Escalation and reimbursement revenues	259	1,080
Total revenues	3,036	8,933
Operating expenses	280	1,164
Real estate taxes	383	1,402
Ground rent	805	3,001
Interest expense, net of interest income	220	879
Depreciation and amortization	—	433
Total expenses	1,688	6,879
Net income from discontinued operations	$1,348	$2,054
5. Preferred Equity and Other Investments
Preferred Equity Investments
As of June 30, 2015 and December 31, 2014, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.18% at June 30, 2015 (in thousands):

Type	June 30, 2015 Future Funding Obligations	June 30, 2015 Senior Financing	June 30,2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)(3)	$—	$550,000	$126,817	$123,041	July 2015
Preferred equity(4)	—	70,000	9,960	9,954	March 2018
Preferred equity	5,580	60,795	32,162	—	November 2018
	$5,580	$680,795	$168,939	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)	This investment was redeemed in July 2015.

(4)	In March 2015, the redemption date was extended to March 2018.
At June 30, 2015 and December 31, 2014, all preferred equity investments were performing in accordance with the terms of the related agreements.
Other Investments
Other investments pertain to investments accounted for under the equity method of accounting.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

We have one preferred equity investment which meets the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements and have accounted for this wholly owned investment under the equity method of accounting. As of June 30, 2015, the book value of this investment was $40.2 million, which is due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension.
6. Mortgages Payable
The first mortgages collateralized by the property and assignment of leases at June 30, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2015	December 31, 2014
				(as adjusted)
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
711 Third Avenue(3)			—	120,000
			$500,000	$620,000
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended June 30, 2015.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(3)	In March 2015, we repaid the mortgage.
The gross book value of the property collateralizing the mortgages payable was $1.3 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of June 30, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of June 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2015, the facility fee was 25 basis points. As of June 30, 2015, we had $89.4 million of outstanding letters of credit, $705.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $405.6 million under the 2012 credit facility.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2015 Unpaid Principal Balance	June 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,272	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,777	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	—	—	7
	$955,308	$955,049	$955,001
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In April 2015, we redeemed the outstanding exchangeable senior debentures.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage, 2012 credit facility and senior unsecured notes as of June 30, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2015	$—	$—	$—	$—	$—	$—
2016	3,566	—	—	—	255,308	258,874
2017	7,411	—	—	—	—	7,411
2018	7,799	—	—	—	250,000	257,799
2019	8,207	—	—	833,000	—	841,207
Thereafter	31,423	441,594	705,000	—	450,000	1,628,017
	$58,406	$441,594	$705,000	$833,000	$955,308	$2,993,308

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Interest expense	$27,654	$31,631	$55,390	$63,436
Interest income	(5)	(6)	(12)	(11)
Interest expense, net	$27,649	$31,625	$55,378	$63,425
Interest capitalized	$321	$954	$1,107	$1,898
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Carrying Value		Fair Value	Carrying Value		Fair Value
				(as adjusted)		(as adjusted)
Preferred equity investments	$168,939	(1)	(2)	$132,995	(1)	(2)

Fixed rate debt	$1,485,049		$1,614,431	$1,605,001		$1,737,673
Variable rate debt	1,508,000		1,570,857	1,188,000		1,230,470
	$2,993,049		$3,185,288	$2,793,001		$2,968,143
______________________________________________________________________

(1)
Excludes one investment with a book value of $40.2 million as of June 30, 2015 and December 31, 2014, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements.

(2)
At June 30, 2015, preferred equity investments had an estimated fair value ranging between $185.8 million and $211.2 million. At December 31, 2014, preferred equity investments had an estimated fair value ranging between $146.3 million and $166.2 million.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
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
As of June 30, 2015, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at June 30, 2015 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(548)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of June 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.2 million and $2.3 million, respectively.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

The following table presents the effect of our derivative financial instrument that is designated and qualifies as a hedging instrument on the consolidated statements of operations for the three months ended June 30, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swap	$(27)	$(66)	Interest expense	$250	$245	Interest expense	$1	$1
The following table presents the effect of our derivative financial instrument that is designated and qualifies as a hedging instrument on the consolidated statements of operations for the six months ended June 30, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swap	$(95)	$(110)	Interest expense	$499	$487	Interest expense	$2	$2
11. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million, $1.7 million, $0.8 million and $1.6 million for the three and six months ended June 30, 2015 and 2014. We also recorded expenses of $2.1 million, $4.0 million, $2.1 million and $3.6 million for the three and six months ended June 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.5 million, $4.9 million, $2.3 million and $4.6 million for the three and six months ended June 30, 2015 and 2014, respectively.
Insurance
We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.7 million, $3.3 million, $1.6 million and $3.2 million for the three and six months ended June 30, 2015 and 2014.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

12. Commitments and Contingencies
Legal Proceedings
As of June 30, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of June 30, 2015 (in thousands):

Non-cancellable operating leases
Remaining 2015	$10,168
2016	20,440
2017	20,586
2018	20,586
2019	20,586
Thereafter	348,672
Total minimum lease payments	$441,038
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
Selected results of operations for the three and six months ended June 30, 2015 and 2014, and selected asset information as of June 30, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
June 30, 2015	$188,624	$4,268	$192,892
June 30, 2014, as adjusted	164,618	8,777	173,395
Six months ended:
June 30, 2015	$361,609	$7,871	$369,480
June 30, 2014, as adjusted	327,371	18,052	345,423

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2015
(unaudited)

	Real Estate Segment	Preferred Equity Segment	Total Company
Income from continuing operations:
Three months ended:
June 30, 2015	$31,208	$4,374	$35,582
June 30, 2014, as adjusted	7,666	8,216	15,882
Six months ended:
June 30, 2015	$43,483	$8,084	$51,567
June 30, 2014, as adjusted	13,347	15,686	29,033
Total assets
As of:
June 30, 2015	$6,574,369	$209,437	$6,783,806
December 31, 2014, as adjusted	6,607,809	173,300	6,781,109
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the preferred equity segment. Interest costs for the preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the preferred equity segment. We do not allocate marketing, general and administrative expenses to the preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.
14. Subsequent Events
In July, the Company expanded its unsecured corporate credit facility by $500.0 million to $2.533 billion. The revolving line of credit portion of the facility, which matures in March 2020, was increased by $400.0 million to $1.6 billion and the term loan portion of the facility, which matures in June 2019, was increased by $100.0 million to $933.0 million.
In August, the Operating Partnership transferred an entity that held debt investments and financing receivables with an aggregate carrying value as of June 30, 2015 of $1.7 billion to ROP.

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
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest with total assets of $207.7 million during the first quarter of 2015 to ROP, and one additional property and the remaining 60% of SL Green's tenancy in common interest in a fee interest with total assets of $187.3 million during second quarter of 2015 to ROP. Subsequent to June 30, 2014, SL Green transferred four properties with total assets aggregating to $786.4 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASU, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of June 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	15	8,239,645	95.5%
	Retail(2)(3)	5	352,892	98.8%
	Fee Interest	2	197,654	100.0%
		22	8,790,191	95.7%
Suburban	Office	20	3,417,900	82.3%
	Retail	1	52,000	100.0%
		21	3,469,900	82.5%
Total commercial properties		43	12,260,091	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	96.4%
Total portfolio		43	12,482,946	92.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two retail properties held for sale as of June 30, 2015.
As of June 30, 2015, we also held preferred equity and other investments with a book value of $209.1 million.
Critical Accounting Policies
Refer to our 2014 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and six months ended June 30, 2015.

Results of Operations
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
The following section compares the results of operations for the three months ended June 30, 2015 to the three months ended June 30, 2014 for the 43 properties owned by ROP. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 131-137 Spring Street as held for sale as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 are excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$153,082	$142,440	$10,642	7.5%
Escalation and reimbursement	23,279	21,540	1,739	8.1%
Investment income	4,268	8,777	(4,509)	(51.4)%
Other income	12,263	638	11,625	1,822.1%
Total revenues	192,892	173,395	19,497	11.2%

Property operating expenses	78,808	74,693	4,115	5.5%
Transaction related costs	23	117	(94)	(80.3)%
Marketing, general and administrative	160	90	70	77.8%
	78,991	74,900	4,091	5.5%

Net operating income	113,901	98,495	15,406	15.6%

Interest expense and amortization of financing costs, net of interest income	(28,929)	(33,239)	4,310	(13.0)%
Depreciation and amortization	(50,241)	(49,949)	(292)	0.6%
Equity in net income from unconsolidated joint venture	853	1,094	(241)	(22.0)%
Loss on early extinguishment of debt	—	(519)	519	(100.0)%
Income from continuing operations	35,584	15,882	19,702	124.1%
Net income from discontinued operations	—	1,348	(1,348)	(100.0)%
Gain on sale of discontinued operations	—	117,829	(117,829)	(100.0)%
Net income	$35,584	$135,059	$(99,475)	(73.7)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy ($6.7 million), the acquisitions of 115 Spring Street, 635 Madison Avenue and 102 Greene Street in 2014 ($2.3 million), and increased occupancy at a property that was placed in service ($1.6 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.5 million).
Occupancy in our Manhattan office operating properties was 95.5% at June 30, 2015 compared to 90.4% at June 30, 2014. Occupancy in our Suburban office operating properties was 82.3% at June 30, 2015 compared to 79.4% at June 30, 2014. At June 30, 2015, approximately 2.4% and 6.8% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 16.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 10.0% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 1.8% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 4.9% higher than the existing in-place fully escalated rents.
Investment Income
Investment income decreased primarily as a result the redemption of one of our preferred equity investments during the fourth quarter of 2014 ($5.0 million).

Other Income
Other income increased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($2.6 million) and repairs and maintenance ($1.0 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of debt at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.4 million) during the fourth quarter of 2014 and 711 Third ($1.6 million) in the first quarter of 2015, and the repayment of 5.875% senior notes in August 2014 ($1.1 million), partially offset by increased borrowings on the 2012 credit facility ($2.7 million).
Discontinued Operations
Discontinued operations for the three months ended June 30, 2014 included the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations for 673 First Avenue, which was sold in May 2014.
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
The following section compares the results of operations for the six months ended June 30, 2015 to the six months ended June 30, 2014 for the 43 properties owned by ROP. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 131-137 Spring Street as held for sale as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 are excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$302,477	$283,438	$19,039	6.7%
Escalation and reimbursement	46,210	42,684	3,526	8.3%
Investment income	7,871	18,052	(10,181)	(56.4)%
Other income	12,922	1,249	11,673	934.6%
Total revenues	369,480	345,423	24,057	7.0%

Property operating expenses	160,997	149,426	11,571	7.7%
Transaction related costs	39	988	(949)	(96.1)%
Marketing, general and administrative	256	166	90	54.2%
	161,292	150,580	10,712	7.1%

Net operating income	208,188	194,843	13,345	6.8%

Interest expense and amortization of financing costs, net of interest income	(58,605)	(66,594)	7,989	(12.0)%
Depreciation and amortization	(99,669)	(99,791)	122	(0.1)%
Equity in net income from unconsolidated joint venture	1,702	1,094	608	55.6%
Loss on early extinguishment of debt	(49)	(519)	470	(90.6)%
Income from continuing operations	51,567	29,033	22,534	77.6%
Net income from discontinued operations	—	2,054	(2,054)	(100.0)%
Gain on sale of discontinued operations	—	117,829	(117,829)	(100.0)%
Net income	$51,567	$148,916	$(97,349)	(65.4)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy ($11.9 million), the acquisitions of 115 Spring Street, 635 Madison Avenue and 102 Greene Street in 2014 ($5.0 million), and increased occupancy at a property that was placed in service ($2.0 million).

Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($2.8 million) and higher utility recoveries ($0.5 million).
Investment Income
Investment income decreased primarily as a result the redemption of one of our preferred equity investments during the fourth quarter of 2014 ($9.9 million).
Other Income
Other income increased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($6.1 million), other operating expenses ($2.0 million), and repairs and maintenance ($1.6 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of debt at 625 Madison Avenue ($4.4 million) and 125 Park Avenue ($2.9 million) during the fourth quarter of 2014, 711 Third ($1.6 million) in the first quarter of 2015, 16 Court Street, Brooklyn during the second quarter of 2014 ($0.9 million), the redemption of a preferred equity investment which secured a loan during the fourth quarter of 2014 ($2.0 million), and the repayment of 5.875% senior notes in August 2014 ($2.2 million), partially offset by increased borrowings on the 2012 credit facility ($5.3 million).
Discontinued Operations
Discontinued operations for the six months ended June 30, 2014 included the gain recognized on the sale of 673 First Avenue ($117.8 million) and the results of operations for 673 First Avenue, which was sold in May 2014.
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

Cash and cash equivalents were $40.1 million and $40.8 million at June 30, 2015 and 2014, respectively, representing a decrease of $0.7 million. The decrease was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
		(as adjusted)
Net cash provided by operating activities	$100,218	$93,158	$7,060
Net cash (used in) provided by investing activities	$(65,885)	$75,973	$(141,858)
Net cash used in financing activities	$(28,924)	$(176,405)	$147,481
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At June 30, 2015, our operating portfolio was 92.0% occupied. Our preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, we used cash primarily for the following investing activities (in thousands):

Capital expenditures and capitalized interest	$11,698
Net proceeds from sale of real estate/joint venture interest	(137,059)
Distributions from unconsolidated joint ventures	10
Repayment or redemption of preferred equity and other investments, net of originations or investments	(17,966)
Restricted cash—capital improvements	1,459
Increase in net cash used in investing activities	$(141,858)
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $45.8 million for the six months ended June 30, 2014 compared to $34.1 million for the six months ended June 30, 2015. The decrease in capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the six months ended June 30, 2015, when compared to the six months ended June 30, 2014, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(252,826)
Proceeds from debt obligations	372,000
Contributions from common unitholder and noncontrolling interests	126
Distributions to common unitholder and noncontrolling interests	30,043
Deferred loan costs	(1,862)
Decrease in cash used in financing activities	$147,481
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.

Corporate Indebtedness
2012 Credit Facility
In March 2014, we entered into an amendment to the $1.6 billion credit facility entered into by the Company in November 2012, or the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019. In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million. In January 2015, we entered into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020. We also have an option, subject to customary conditions to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions. As of June 30, 2015, the 2012 credit facility, as amended, consisted of a $1.2 billion revolving credit facility, or the revolving credit facility, and an $833.0 million term loan, or the term loan facility.
As of June 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At June 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2015, the facility fee was 25 basis points. As of June 30, 2015, we had $89.4 million of outstanding letters of credit, $705.0 million drawn under the revolving credit facility and $833.0 million outstanding under the term loan facility, with total undrawn capacity of $405.6 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2015 Unpaid Principal Balance	June 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,272	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,777	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	—	—	7
	$955,308	$955,049	$955,001
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In April 2015, we redeemed the outstanding exchangeable senior debentures.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $14.7 million.
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
We have $1.5 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of June 30, 2015 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 140 basis points.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ended December 31, 2015, we expect to incur $46.7 million of recurring capital expenditures and $24.3 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental property level mortgage borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million, $1.7 million, $0.8 million and $1.6 million for the three and six months ended June 30, 2015 and 2014. We also recorded expenses of $2.1 million, $4.0 million, $2.1 million and $3.6 million for the three and six months ended June 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.5 million, $4.9 million, $2.3 million and $4.6 million for the three and six months ended June 30, 2015 and 2014, respectively.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.7 million, $3.3 million, $1.6 million and $3.2 million for the three and six months ended June 30, 2015 and 2014.
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
The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 contain additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2014 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company, as well as the risk factor set forth under "Part II. Item 1A. Risk Factors" in the Quarterly Report on Form 10-Q for the three months ended June 30, 2015 for SL Green Realty Corp.
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

10.2
Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: August 13, 2015