Form 10-Q
period 2015-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2015-11-16
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 16, 2015, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2015	December 31, 2014
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,877,492	$1,776,457
Building and improvements	4,441,672	4,353,081
Building leasehold and improvements	1,073,678	1,073,678
	7,392,842	7,203,216
Less: accumulated depreciation	(1,227,425)	(1,123,412)
	6,165,417	6,079,804
Assets held for sale	22,494	—
Cash and cash equivalents	45,716	34,691
Restricted cash	39,243	38,844
Tenant and other receivables, net of allowance of $4,581 and $5,820 in 2015 and 2014, respectively	36,560	25,778
Related party receivable	90,000	—
Deferred rents receivable, net of allowance of $15,212 and $17,745 in 2015 and 2014, respectively	211,046	199,045
Debt, preferred equity and other investments, net of discounts and deferred origination fees of $16,169 and $19,172 in 2015 and 2014, respectively	1,602,033	1,508,812
Deferred costs, net of accumulated amortization of $87,406 and $77,594 in 2015 and 2014, respectively	138,593	123,914
Other assets	354,008	292,885
Total assets	$8,705,110	$8,303,773
Liabilities
Mortgages and other loans payable	$785,508	$720,000
Revolving credit facility	949,000	385,000
Term loan and senior unsecured notes	1,888,077	1,788,001
Accrued interest payable and other liabilities	130,686	92,815
Accounts payable and accrued expenses	70,464	69,805
Deferred revenue	197,703	130,661
Deferred land leases payable	1,472	1,215
Dividends payable	743	—
Security deposits	38,736	36,195
Liabilities related to assets held for sale	94	—
Total liabilities	4,062,483	3,223,692
Commitments and contingencies	—	—
Preferred units	96,700	—
Capital
General partner capital	4,162,472	4,734,873
Limited partner capital	—	—
Accumulated other comprehensive loss	(2,480)	(3,106)
Total ROP partner's capital	4,159,992	4,731,767
Noncontrolling interests in other partnerships	385,935	348,314
Total capital	4,545,927	5,080,081
Total liabilities and capital	$8,705,110	$8,303,773

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Revenues
Rental revenue, net	$159,381	$143,548	$461,858	$426,986
Escalation and reimbursement	25,870	24,504	72,080	67,188
Investment income	49,660	42,946	136,620	135,996
Other income	2,740	1,166	16,392	2,974
Total revenues	237,651	212,164	686,950	633,144
Expenses
Operating expenses, including $2,605 and $6,530 in 2015 and $2,374 and $5,831 in 2014 of related party expenses	41,397	39,492	122,567	115,198
Real estate taxes	37,448	34,261	107,152	97,831
Ground rent	5,236	5,235	15,706	15,705
Interest expense, net of interest income	31,132	32,689	86,856	98,151
Amortization of deferred financing costs	2,418	1,976	5,674	5,864
Depreciation and amortization	51,490	48,197	151,159	147,988
Transaction related costs	2,887	1,832	2,842	3,080
Marketing, general and administrative	102	76	366	269
Total expenses	172,110	163,758	492,322	484,086
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, gain on sale of real estate, depreciable real estate reserves, unrealized loss on embedded derivative and loss on early extinguishment of debt	65,541	48,406	194,628	149,058
Equity in net income from unconsolidated joint ventures	2,296	2,075	6,576	2,314
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	—	85,559
Gain on sale of real estate	101,069	—	101,069	—
Depreciable real estate reserves	(9,998)	—	(9,998)	—
Unrealized loss on embedded derivative	(1,800)	—	(1,800)	—
Loss on early extinguishment of debt	—	—	(49)	(519)
Income from continuing operations	157,108	50,481	290,426	236,412
Net income from discontinued operations	—	(58)	—	1,996
(Loss) gain on sale of discontinued operations	—	(250)	—	117,579
Net income	157,108	50,173	290,426	355,987
Net income attributable to noncontrolling interests in other partnerships	(293)	(841)	(7,223)	(1,703)
Preferred stock dividend	(743)	—	(743)	—
Net income attributable to ROP common unitholder	$156,072	$49,332	$282,460	$354,284
Amounts attributable to ROP common unitholder:
Income from continuing operations	$156,072	$49,640	$282,460	$234,709
Discontinued operations	—	(308)	—	119,575
Net income attributable to ROP common unitholder	$156,072	$49,332	$282,460	$354,284

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Net income attributable to ROP common unitholder	$156,072	$49,332	$282,460	$354,284
Other comprehensive income:
Change in net unrealized gain on derivative instruments	222	267	626	644
Comprehensive income attributable to ROP common unitholder	$156,294	$49,599	$283,086	$354,928

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2014, as adjusted	$4,734,873	$—	$348,314	$(3,106)	$5,080,081
Contributions	2,452,205	—	31,678	—	2,483,883
Distributions	(3,297,066)	—	(1,280)	—	(3,298,346)
Shares contributed by parent company	(10,000)	—	—	—	(10,000)
Net income	282,460	—	7,223	—	289,683
Other comprehensive income	—	—	—	626	626
Balance at September 30, 2015	$4,162,472	$—	$385,935	$(2,480)	$4,545,927

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
		(as adjusted)
Operating Activities
Net income	$290,426	$355,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,833	154,285
Equity in net gain on sale of interest in unconsolidated joint venture	—	(85,559)
Equity in net income from unconsolidated joint venture	(6,576)	(2,314)
Distributions of cumulative earnings from unconsolidated joint ventures	6,435	4,193
Loss on early extinguishment of debt	49	519
Depreciable real estate reserve	9,998	—
Gain on sale of real estate	(101,069)	—
Gain on sale of discontinued operations	—	(117,579)
Deferred rents receivable	(14,613)	(16,966)
Other non-cash adjustments	(53,453)	(71,347)
Changes in operating assets and liabilities:
Restricted cash—operations	(987)	(7,543)
Tenant and other receivables	(10,246)	(2,412)
Deferred lease costs	(31,986)	(7,171)
Other assets	(26,514)	(11,766)
Accounts payable, accrued expenses and other liabilities	8,561	(5,118)
Deferred revenue and land leases payable	9,567	8,991
Net cash provided by operating activities	236,425	196,200
Investing Activities
Acquisitions of real estate property	(109,633)	(485,285)
Additions to land, buildings and improvements	(58,374)	(74,727)
Escrowed cash—capital improvements/acquisition deposits	388	(1,607)
Investments in unconsolidated joint venture	(988)	(59,400)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	28,158	—
Net proceeds from disposition of real estate/joint venture interest	216,592	237,059
Other investments	(7,177)	(17,250)
Origination of debt and preferred equity investments	(461,257)	(421,003)
Repayments or redemption of preferred equity investments	372,084	349,320
Net cash used in investing activities	(20,207)	(472,893)
Financing Activities
Proceeds from mortgages and other loans payable	300,018	221,216
Repayments of mortgages and other loans payable	(234,510)	(295,906)
Proceeds from credit facility and senior unsecured notes	2,130,000	1,136,400
Repayments of credit facility and senior unsecured notes	(1,466,007)	(805,298)
Contributions from common unitholder	2,338,277	2,421,443
Contributions to noncontrolling interests in other partnerships	9,400	93
Distributions to noncontrolling interests in other partnerships	(1,280)	(4,204)
Distributions to common unitholder	(3,297,066)	(2,407,371)
Deferred loan costs and capitalized lease obligation	(9,025)	(3,349)
Other obligation related to mortgage loan participation	25,000	—
Net cash (used in) provided by financing activities	(205,193)	263,024
Net increase (decrease) in cash and cash equivalents	11,025	(13,669)
Cash and cash equivalents at beginning of period	34,691	49,044
Cash and cash equivalents at end of period	$45,716	$35,375

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$5,160	$6,479
Deferred leasing payable	7,668	13,355
Change in fair value of hedge	13,909	400
Contributions from common unitholder	13,928	4,000
Transfer to assets held for sale	22,494	—
Transfer to liabilities related to assets held for sale	94	—
Deconsolidation of a subsidiary	27,435	—
Issuance of SL Green common stock to a consolidated joint venture	10,000	—
Contribution of notes receivable from the common unit holder	90,000	—
Issuance of preferred units through a subsidiary	109,161	—
Contributions from a noncontrolling interest in other partnerships	22,278	—
Transfer of financing receivable to debt investment	—	19,675

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2015
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.26% owned by SL Green Realty Corp., or SL Green, as of September 30, 2015. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest with total assets of $207.7 million during the first quarter of 2015 to ROP, and one additional property and the remaining 60% of SL Green's tenancy in common interest in a fee interest with total assets of $187.3 million during second quarter of 2015 to ROP. During the third quarter of 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. Subsequent to September 30, 2014, SL Green transferred two properties with total assets aggregating to $587.6 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of September 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	95.8%
	Retail(2)(3)	5	352,892	98.8%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.0%
Suburban	Office(4)	20	3,417,900	81.8%
	Retail	1	52,000	100.0%
		21	3,469,900	82.1%
Total commercial properties		44	12,483,691	92.1%
Residential:
Manhattan	Residential(2)	—	222,855	91.0%
Total portfolio		44	12,706,546	92.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)	Includes one office property as held for sale at September 30, 2015.

As of September 30, 2015, we also held debt, preferred equity and other investments with a book value of $1.6 billion.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements as of that date, and adjusted for the transfer of three properties and one entity that held debt investments and financing receivables to ROP in 2015 but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. Also, as a result of the transfer of these three properties in 2015 and four properties in 2014 to ROP, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014, statement of cash flows for the nine months ended September 30, 2014 and related financial information have been adjusted to furnish comparative information.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as preferred equity investments. See Note 5, "Debt, Preferred Equity and Other Investments." ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. During the three months ended September 30,

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at this property. See Note 4, "Properties Held for Sale and Dispositions." Except as noted above, we do not believe that there were any indicators of impairment at any of our consolidated properties at September 30, 2015.
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
We recognized $8.3 million, $20.9 million, $5.0 million and $16.2 million of rental revenue for the three and nine months ended September 30, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$307,824	$297,238
Accumulated amortization	(229,643)	(216,841)
Net	$78,181	$80,397
Identified intangible liabilities (included in deferred revenue):
Gross amount	$525,099	$450,326
Accumulated amortization	(339,595)	(322,694)
Net	$185,504	$127,632
____________________________________________________________________

(1)
As of September 30, 2015, $0.2 million and $0.1 million of net intangible assets and net intangible liabilities, respectively, were reclassed to assets held for sale and liabilities related to assets held for sale

Investment in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2015.

We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and nine months ended September 30, 2015 and 2014.
Income Taxes
ROP is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. No provision has been made for income taxes in the consolidated financial statements since such taxes, if any, are the responsibility of the individual partners.
Shares Contributed by Parent Company
We present shares of SL Green common stock as a contra-equity account in our financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements
See Note 10, "Fair Value Measurements."
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our preferred equity investments is located in New York City. See Note 5, "Debt, Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at September 30, 2015. Approximately 15.3%, 9.7%, 8.1%, 7.7%, 7.4%, 7.0%, 6.6%, and 5.8% of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue,750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street, and 125 Park Avenue, respectively, for the three months ended September 30, 2015.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to include the transfer of three properties and one entity that held debt investments and financing receivables in 2015 and two properties in 2014, which were transferred subsequent to September 30, 2014.
Accounting Standards Updates
In September 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the measurement-period adjustments in business combinations (Accounting Standards Update, or ASU, No. 2015-62). The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previously periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company adopted the guidance during the third quarter of 2015.

In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU No, 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
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
In June 2014, the FASB issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance was effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company adopted the standard beginning in the third quarter of 2015 as a result of the transfer of one entity that held debt investments and financing receivables during the third quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance was effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company adopted

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

the standard beginning in the first quarter of 2015. The adoption of this guidance changed the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.
3. Property Acquisition
2015 Acquisition
In July 2015, we acquired the fee interest at 110 Greene Street for $255.0 million. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above-and below-market lease or in-place leases. We acquired a 90.0% controlling interest in this property for consideration that included the issuance of $5.0 million and $6.7 million aggregate liquidation preferences of Series P and Q Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.
2014 Acquisition
During the nine months ended September 30, 2015, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	102 Greene Street(1)	635 Madison Ave(1)	115 Spring Street(1)
Acquisition Date	October 2014	September 2014	July 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Land	Retail

Purchase Price Allocation:
Land	$8,215	$205,632	$11,078
Building and building leasehold	26,717	15,805	44,799
Above-market lease value	—	—	—
Acquired in-place lease value	1,015	17,345	2,037
Other assets, net of other liabilities	3	—	—
Assets acquired	35,950	238,782	57,914
Mark-to-market assumed debt	—	—	—
Below-market lease value	3,701	85,036	4,789
Liabilities assumed	3,701	85,036	4,789
Purchase price	$32,249	$153,746	$53,125
Net consideration funded by us at closing, excluding consideration financed by debt	$32,249	$153,746	$53,125
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, $153.7 million to land at 635 Madison Avenue, and $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street. The impact to our consolidated statement of operations for the nine months ended September 30, 2015 was $1.9 million in rental revenue for the amortization of aggregate below-market leases and $1.1 million of depreciation expense.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

4. Properties Held for Sale and Dispositions
Properties Held for Sale
During the third quarter of 2015, we entered into an agreement to sell 140 Grand Street based on a gross sales price of $22.4 million and recorded a $10.0 million charge in connection with the expected sale. These charges are included in depreciable real estate reserves in the Consolidated Statement of Operations. See Note 2, "Significant Accounting Policies - Investments in Commercial Real Estate Properties" for further discussion.
Property Disposition
The following table summarizes the property sold during the nine months ended September 30, 2015:

Property	Disposition Date	Property Type	Approximate Usable Square Feet	Sale Price (1) (in millions)	Gain on Sale (2) (in millions)
131-137 Spring Street(3)	August 2015	Office	68,342	$277.8	$101.1
____________________________________________________________________

(1)	Sales price represents the gross asset valuation for the interest in the property.

(2)
The gain on sale for 131-137 Spring Street is net of employee compensation awards accrued in connection with the realization of the investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.

(3)	We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures.

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street as held for sale as of September 30, 2015, and 131-137 Spring Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold prior to January 1, 2015. This included 673 First Avenue, which was sold in May 2014. There were no discontinued operations for the three and nine months ended September 30, 2015.
The following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues
Rental revenue	$—	$7,853
Escalation and reimbursement revenues	—	1,080
Total revenues	—	8,933
Operating expenses	58	1,222
Real estate taxes	—	1,402
Ground rent	—	3,001
Interest expense, net of interest income	—	879
Depreciation and amortization	—	433
Total expenses	58	6,937
Net (loss) income from discontinued operations	$(58)	$1,996
5. Debt, Preferred Equity and Other Investments
During the nine months ended September 30, 2015 and 2014, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $464.9 million and $476.6 million, respectively, due to originations, purchases, advances under future funding obligations, discount amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $372.1 million and $348.5 million during the nine months ended September 30, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Debt Investments
As of September 30, 2015 and December 31, 2014, we held the following debt investments with an aggregate weighted average current yield of 10.32% at September 30, 2015 (in thousands):

Loan Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation /Mezzanine Loan	$—	$205,000	$72,541	$70,688	February 2016
Jr. Mortgage Participation/Mezzanine Loan(2)(3)	—	—	23,371	45,611	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	72,031	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	102,709	98,934	March 2017
Mezzanine Loan(3)	—	—	66,075	65,770	March 2017
Mezzanine Loan(4)	155	502,100	40,938	24,608	June 2017
Mezzanine Loan	—	539,000	49,666	49,629	July 2018
Mortgage Loan(5)	—	—	26,249	26,209	February 2019
Mortgage Loan	—	—	545	637	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	90,000	19,934	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Total fixed rate	$155	$2,853,100	$556,559	$582,174
Floating Rate Investments:
Mezzanine Loan	—	775,000	74,349	73,402	March 2016
Mortgage/Mezzanine Loan	14,981	—	81,730	—	April 2016
Mezzanine Loan(9)	—	160,000	22,612	22,573	June 2016
Jr. Mortgage Participation	—	30,000	15,000	—	July 2016
Mezzanine Loan	—	115,000	24,914	24,910	July 2016
Mezzanine Loan(10)	—	110,000	50,000	49,614	September 2016
Mezzanine Loan	—	360,000	99,398	99,023	November 2016
Mezzanine Loan	9,726	304,610	64,430	—	November 2016
Mezzanine Loan(11)	12,885	127,824	48,226	42,750	December 2016
Mezzanine Loan	461	38,687	13,539	11,835	December 2016
Mortgage/Mezzanine Loan(12)	66,314	—	124,789	—	January 2017
Mezzanine Loan	1,851	118,718	27,956	20,651	January 2017
Jr. Mortgage Participation/Mezzanine Loan	1,508	117,460	40,034	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,858	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,887	16,848	September 2017
Mezzanine Loan	—	60,000	14,892	14,859	November 2017
Mortgage/Mezzanine Loan(13)	795	—	14,917	14,845	December 2017
Jr. Mortgage Participation	—	40,000	19,830	—	April 2018
Mezzanine Loan	—	350,000	34,698	—	April 2018

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Loan Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,516	20,533	July 2018
Mortgage/Mezzanine Loan	1,500	—	31,185	—	August 2018
Mortgage/Mezzanine Loan	—	—	18,316	18,083	February 2019
Mezzanine Loan	—	38,000	21,835	21,807	March 2019
Mezzanine Loan(14)	—	—	—	33,726
Mezzanine Loan(14)	—	—	—	37,322
Mortgage/Mezzanine Loan(15)	—	—	—	109,527
Total floating rate	$110,021	$2,800,299	$902,911	$693,635
Total	$110,176	$5,653,399	$1,459,470	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.9 million junior mortgage participation, which matures in February 2016, was sold in July 2015.

(3)	These loans are collateralized by defeasance securities.

(4)
Carrying value is net of $41.3 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(5)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(6)
Carrying value is net of $5.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(7)	This loan was repaid in February 2015.

(8)	This loan was repaid in March 2015.

(9)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(10)	In August 2015, the maturity date was extended to September 2016.

(11)	In February 2015, the maturity date was extended to December 2016.

(12)
Carrying value is net of $25.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(13)
Carrying value is net of $5.1 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(14)	These loans were repaid in April 2015.

(15)	This loan was repaid in August 2015.
Preferred Equity Investments
As of September 30, 2015 and December 31, 2014, we held the following preferred equity investments, with an aggregate weighted average current yield of 7.77% at September 30, 2015 (in thousands):

Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$70,000	$9,964	$9,954	March 2018
Preferred equity	5,580	60,387	32,185	—	November 2018
Preferred equity(3)	—	—	—	123,041
	$5,580	$130,387	$42,149	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	In March 2015, the redemption date was extended to March 2018.

(3)	This investment was redeemed in July 2015.
At September 30, 2015 and December 31, 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

We have determined that we have one portfolio segment of financing receivables at September 30, 2015 and December 31, 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $101.6 million and $107.0 million at September 30, 2015 and December 31, 2014, respectively. No financing receivables were 90 days past due at September 30, 2015.
Other Investments
Other investments pertain to investments accounted for under the equity method of accounting.
We have one debt and preferred equity investment which meets the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements and have accounted for this wholly owned investment under the equity method of accounting. As of September 30, 2015, the book value of this investment was $100.1 million, which is due to mature in March 2016, subject to three one-year extension options and a two-year option for the last extension.
During the three months ended March 31, 2014, we sold our 43.74% economic ownership interest in the joint venture which holds the West Coast Office portfolio at an implied gross valuation of $755.0 million, inclusive of the $526.3 million mortgage encumbering the property. We recognized a gain of $85.6 million on the sale of our investment.
As of September 30, 2015, we have one investment in a real estate joint venture in which we do not control as a result of the level of our voting interest. The following table provides general information on our joint venture as of September 30, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
131-137 Spring Street(2)	Invesco Real Estate	20%	20%	68,342	August 2015	$277,750
__________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interest.

(2)
In August 2015, we sold an 80% interest in 131-137 Spring Street and through the joint venture obtained a $141.0 million 5-year, floating rate mortgage financing, which bears interest at 155 basis points over the 30-day LIBOR. These properties, which were previously wholly-owned, were accounted for in the consolidated financial statements. See Note 4, "Properties Held for Sale and Dispositions."

6. Mortgages and Other Loans Payable
The first mortgages collateralized by the property and assignment of leases at September 30, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2015	December 31, 2014
Fixed Rate Debt:				(as adjusted)
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
711 Third Avenue(3)			—	120,000
Total fixed rate debt			500,000	620,000
Floating Rate Debt:
Master Repurchase Agreement	June 2016	3.35%	285,508	100,000
Total floating rate debt			285,508	100,000
Total fixed and floating rate debt			$785,508	$720,000
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2015.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(3)	In March 2015, we repaid the mortgage.

Master Repurchase Agreement

The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

pledged collateral. In September 30, 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we will be required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.
The gross book value of the property collateralizing the mortgages payable was $1.3 billion and $1.4 billion at September 30, 2015 and December 31, 2014, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility entered into by the Company in November 2012, or the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of September 30, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and an $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At September 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2015, the facility fee was 25 basis points. As of September 30, 2015, we had $81.2 million of outstanding letters of credit, $949.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $569.8 million under the 2012 credit facility.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2015 Unpaid Principal Balance	September 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,284	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,793	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	—	—	7
	$955,308	$955,077	$955,001
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In April 2015, we redeemed the outstanding exchangeable senior debentures.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage, 2012 credit facility and senior unsecured notes as of September 30, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2015	$—	$—	$—	$—	$—	$—
2016	3,566	285,508	—	—	255,308	544,382
2017	7,411	—	—	—	—	7,411
2018	7,799	—	—	—	250,000	257,799
2019	8,207	—	—	933,000	—	941,207
Thereafter	31,423	441,594	949,000	—	450,000	1,872,017
	$58,406	$727,102	$949,000	$933,000	$955,308	$3,622,816

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(as adjusted)		(as adjusted)
Interest expense	$31,136	$32,697	$86,873	$98,170
Interest income	(4)	(8)	(17)	(19)
Interest expense, net	$31,132	$32,689	$86,856	$98,151
Interest capitalized	$—	$937	$1,107	$2,835
8. Preferred Units

Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of September 30, 2015, no Greene Series B Preferred Units have been issued.

ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Greene Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Greene Series A Preferred Units was initially recorded at a fair value of $12.5 million on July 22, 2015, the date of issuance. At September 30, 2015, the carrying amount of the derivative was adjusted to its fair value of $14.3 million, with a corresponding adjustment to interest expense, net of interest income.

9. Partners' Capital
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Carrying Value		Fair Value	Carrying Value		Fair Value
				(as adjusted)		(as adjusted)
Debt and preferred equity investments	$1,501,619	(1)	(2)	$1,408,804	(1)	(2)

Fixed rate debt	$1,485,077		$1,612,657	$1,605,001		$1,737,673
Variable rate debt	2,137,508		2,192,025	1,288,000		1,230,470
	$3,622,585		$3,804,682	$2,893,001		$2,968,143
______________________________________________________________________

(1)
Excludes one investment with a book value of $100.1 million and $100.0 million as of September 30, 2015 and December 31, 2014, respectively, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $90.3 million.

(2)
At September 30, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.9 billion. At December 31, 2014, preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
11. Financial Instruments: Derivatives and Hedging
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
As of September 30, 2015, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at September 30, 2015 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(415)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of September 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.1 million and $2.3 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $0.8 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instrument that is designated and qualifies as a hedging instrument on the consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swap	$(30)	$21	Interest expense	$252	$246	Interest expense	$1	$1
The following table presents the effect of our derivative financial instrument that is designated and qualifies as a hedging instrument on the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swap	$(125)	$(88)	Interest expense	$751	$732	Interest expense	$3	$3
12. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.5 million for both the three and nine months ended September 30, 2015 and 2014, respectively. We also recorded expenses of $2.7 million, $6.7 million, $2.4 million and $6.1

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

million for the three and nine months ended September 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.4 million for both the three months ended September 30, 2015 and 2014, and $7.4 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Insurance
We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.7 million, $5.0 million, $1.6 million and $4.8 million for the three and nine months ended September 30, 2015 and 2014, respectively.
Related Party Receivable from SL Green
On July 22, 2015, our parent company issued a promissory note to us in the amount of $90.0 million, which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on July 22, 2017.
13. Commitments and Contingencies
Legal Proceedings
As of September 30, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of September 30, 2015 (in thousands):

Non-cancellable operating leases
Remaining 2015	$5,084
2016	20,440
2017	20,586
2018	20,586
2019	20,586
Thereafter	348,672
Total minimum lease payments	$435,954
14. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt, Preferred Equity and Other Investments," for additional details on our debt and preferred equity investments.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Selected results of operations for the three and nine months ended September 30, 2015 and 2014, and selected asset information as of September 30, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2015	$189,091	$48,560	$237,651
September 30, 2014, as adjusted	169,218	42,946	212,164
Nine months ended:
September 30, 2015	$551,430	$135,520	$686,950
September 30, 2014, as adjusted	497,148	135,996	633,144
Income from continuing operations:
Three months ended:
September 30, 2015	$112,460	$44,648	$157,108
September 30, 2014, as adjusted	11,961	38,520	50,481
Nine months ended:
September 30, 2015	$166,904	$123,522	$290,426
September 30, 2014, as adjusted	117,530	118,882	236,412
Total assets
As of:
September 30, 2015	$7,060,274	$1,644,836	$8,705,110
December 31, 2014, as adjusted	6,763,665	1,540,108	8,303,773
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.
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
SL Green transferred one property and 40% of SL Green's tenancy in common interest in a fee interest with total assets of $207.7 million during the first quarter of 2015 to ROP, and one additional property and the remaining 60% of SL Green's tenancy in common interest in a fee interest with total assets of $187.3 million during second quarter of 2015 to ROP. During the third quarter of 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. Subsequent to September 30, 2014, SL Green transferred two properties with total assets aggregating to $587.6 million as of December 31, 2014 to ROP. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of September 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	95.8%
	Retail(2)(3)	5	352,892	98.8%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.0%
Suburban	Office(4)	20	3,417,900	81.8%
	Retail	1	52,000	100.0%
		21	3,469,900	82.1%
Total commercial properties		44	12,483,691	92.1%
Residential:
Manhattan	Residential(2)	—	222,855	91.0%
Total portfolio		44	12,706,546	92.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)	Includes one office property held for sale as of September 30, 2015.
As of September 30, 2015, we also held debt, preferred equity and other investments with a book value of $1.6 billion.
Critical Accounting Policies
Refer to our 2014 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and nine months ended September 30, 2015.

Results of Operations
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
The following section compares the results of operations for the three months ended September 30, 2015 to the three months ended September 30, 2014 for the 44 properties owned by ROP. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street as held for sale as of September 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 are excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$159,381	$143,548	$15,833	11.0%
Escalation and reimbursement	25,870	24,504	1,366	5.6%
Investment income	49,660	42,946	6,714	15.6%
Other income	2,740	1,166	1,574	135.0%
Total revenues	237,651	212,164	25,487	12.0%

Property operating expenses	84,081	78,988	5,093	6.4%
Transaction related costs	2,887	1,832	1,055	57.6%
Marketing, general and administrative	102	76	26	34.2%
	87,070	80,896	6,174	7.6%

Net operating income	150,581	131,268	19,313	14.7%

Interest expense and amortization of financing costs, net of interest income	(33,550)	(34,665)	1,115	(3.2)%
Depreciation and amortization	(51,490)	(48,197)	(3,293)	6.8%
Equity in net income from unconsolidated joint venture	2,296	2,075	221	10.7%
Gain on sale of real estate	101,069	—	101,069	100.0%
Depreciable real estate reserves	(9,998)	—	(9,998)	100.0%
Unrealized loss on embedded derivative	(1,800)	—	(1,800)	100.0%
Income from continuing operations	157,108	50,481	106,627	211.2%
Net income from discontinued operations	—	(58)	58	(100.0)%
Gain on sale of discontinued operations	—	(250)	250	(100.0)%
Net income	$157,108	$50,173	$106,935	213.1%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy ($7.0 million), the acquisitions of three properties in 2014 ($6.4 million), and one property that was placed in service in July 2015 ($2.3 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.7 million).
Occupancy in our Manhattan office operating properties was 95.8% at September 30, 2015 compared to 92.0% at September 30, 2014. Occupancy in our Suburban office operating properties was 81.8% at September 30, 2015 compared to 80.2% at September 30, 2014. At September 30, 2015, approximately 2.5% and 3.9% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 17.7% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 9.1% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2015 would be approximately 8.3% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 7.1% higher than the existing in-place fully escalated rents.
Investment Income
Investment income increased primarily as a result of additional income recognized in connection with the early repayment of mortgage and mezzanine positions ($2.3 million) and the sale of a junior mortgage position ($1.2 million), and a higher weighted average investment balance compared to the same period in 2014, partially offset by a lower weighted average yield during the third quarter of 2015. For the three months ended September 30, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 10.1%, respectively, compared to $1.5 billion and 10.5%, respectively, for the same period in 2014. This increase was partially offset by the repayment of one of our mezzanine investments in 2014 which resulted in additional income ($0.8 million). As of September 30, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years.
Other Income
Other income increased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($1.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($3.2 million), professional fees ($0.7 million) and payroll ($0.4 million).
Transaction Related Costs
Transaction related costs for the three months ended September 30, 2015 includes costs incurred relating to one property acquired in 2015. Transaction related costs for the three months ended September 30, 2014 includes costs incurred relating to the properties acquired in 2014.
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of debt at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.4 million) during the fourth quarter of 2014 and 711 Third ($1.6 million) in the first quarter of 2015, and the repayment of 5.875% senior notes in August 2014 ($1.1 million), partially offset by increased borrowings on the 2012 credit facility ($2.8 million) and the MRA ($1.0 million), and one property that was placed in service ($0.9 million).
Depreciation and amortization
Depreciation and amortization increased primarily as a result of the properties acquired in 2014 ($2.7 million).
Gain on Sale of Real Estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the three months ended September 30, 2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
The following section compares the results of operations for the nine months ended September 30, 2015 to the nine months ended September 30, 2014 for the 44 properties owned by ROP. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street as held for sale as of September 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 are excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$461,858	$426,986	$34,872	8.2%
Escalation and reimbursement	72,080	67,188	4,892	7.3%
Investment income	136,620	135,996	624	0.5%
Other income	16,392	2,974	13,418	451.2%
Total revenues	686,950	633,144	53,806	8.5%

Property operating expenses	245,425	228,734	16,691	7.3%
Transaction related costs	2,842	3,080	(238)	(7.7)%
Marketing, general and administrative	366	269	97	36.1%
	248,633	232,083	16,550	7.1%

Net operating income	438,317	401,061	37,256	9.3%

Interest expense and amortization of financing costs, net of interest income	(92,530)	(104,015)	11,485	(11.0)%
Depreciation and amortization	(151,159)	(147,988)	(3,171)	2.1%
Equity in net income from unconsolidated joint venture	6,576	2,314	4,262	184.2%
Equity in net gain on sale of unconsolidated joint venture	—	85,559	(85,559)	(100.0)%
Gain on sale of real estate	101,069	—	101,069	100.0%
Depreciable reserves	(9,998)	—	(9,998)	100.0%
Unrealized loss on embedded derivative	(1,800)	—	(1,800)	100.0%
Loss on early extinguishment of debt	(49)	(519)	470	(90.6)%
Income from continuing operations	290,426	236,412	54,014	22.8%
Net income from discontinued operations	—	1,996	(1,996)	(100.0)%
Gain on sale of discontinued operations	—	117,579	(117,579)	(100.0)%
Net income	$290,426	$355,987	$(65,561)	(18.4)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy ($18.8 million), the acquisitions of three properties in 2014 ($11.4 million), and one property that was placed in service ($4.3 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($4.4 million).
Other Income
Other income increased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($12.5 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($9.3 million), repairs and maintenance ($2.1 million), and other operating expenses ($1.8 million).
Transaction Related Costs
Transaction related costs for the nine months ended September 30, 2015 includes costs incurred relating to one property acquired in 2015. Transaction related costs for the nine months ended September 30, 2014 includes costs incurred relating to the properties acquired in 2014.
Interest Expense and Amortization of Financing Costs, Net of Interest Income

Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of debt at 625 Madison Avenue ($6.6 million) and 125 Park Avenue ($4.3 million) during the fourth quarter of 2014, 711 Third ($3.2 million) in the first quarter of 2015, the redemption of a preferred equity investment which secured a loan during the fourth quarter of 2014 ($3.1 million), the repayment of 5.875% senior notes in August 2014 ($2.8 million), and decreased borrowings on our MRA ($1.2 million). These decreases were partially offset by increased borrowings on the 2012 credit facility ($8.1 million) and one property that was placed in service ($1.7 million).
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the the properties acquired in 2014 ($5.2 million), and one property that was placed in service ($0.9 million). These increases were partially offset by the sale of an 80% interest in 131-137 Spring Street which resulted in the deconsolidation of the property ($1.7 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture increased primarily as a result of net loss recognized in the first three months of 2014 from the West Coast Office portfolio ($2.4 million), which interests were sold in March 2014, a debt and preferred equity investment that was originated in the first quarter of 2014 ($1.8 million)
Equity in Net Gain on Sale of Unconsolidated Joint Venture
During nine months ended September 30, 2014, we recorded gains on the sale of a portfolio of office properties primarily in Southern California, or the "West Coast portfolio" ($85.6 million).
Gain on Sale of Real Estate
During the nine months ended September 30, 2015, we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the nine months ended September 30, 2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 included the gain recognized on the sale of 673 First Avenue ($117.6 million) and the results of operations for 673 First Avenue, which was sold in May 2014.
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
Cash and cash equivalents were $45.7 million and $35.4 million at September 30, 2015 and 2014, respectively, representing an increase of $10.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
		(as adjusted)
Net cash provided by operating activities	$236,425	$196,200	$40,225
Net cash used in investing activities	$(20,207)	$(472,893)	$452,686
Net cash used in financing activities	$(205,193)	$263,024	$(468,217)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At September 30, 2015, our operating portfolio was 92.1% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate property	$375,652
Capital expenditures and capitalized interest	$16,353
Net proceeds from sale of real estate/joint venture interest	(20,467)
Joint venture investments	58,412
Distributions from unconsolidated joint ventures	28,158
Repayment or redemption of preferred equity and other investments, net of originations or investments	(7,417)
Restricted cash—capital improvements	1,995
Decrease in net cash used in investing activities	$452,686
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $74.7 million for the nine months ended September 30, 2014 compared to $58.4 million for the nine months ended September 30, 2015. The decrease in capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(599,313)
Proceeds from debt obligations	1,072,402
Contributions from common unitholder and noncontrolling interests	(73,859)
Distributions to common unitholder and noncontrolling interests	(886,771)
Obligation related to mortgage loan participation	25,000
Deferred loan costs	(5,676)
Increase in cash used in financing activities	$(468,217)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.

Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility entered into by the Company in November 2012, or the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of September 30, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and an $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At September 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2015, the facility fee was 25 basis points. As of September 30, 2015, we had $81.2 million of outstanding letters of credit, $949.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $569.8 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2015 Unpaid Principal Balance	September 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006	$255,308	$255,284	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(2)	250,000	249,793	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(3)	—	—	7
	$955,308	$955,077	$955,001
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	In April 2015, we redeemed the outstanding exchangeable senior debentures.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2015, we were in compliance with all such covenants.
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 30, 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we will be required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.

Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $12.5 million.
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
We have $1.5 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of September 30, 2015 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 140 basis points.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt, Preferred Equity and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ended December 31, 2015, we expect to incur $9.7 million of recurring capital expenditures and $22.7 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental property level mortgage borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.5 million for both the three and nine months ended September 30, 2015 and 2014, respectively. We also recorded expenses of $2.7 million, $6.7 million, $2.4 million and $6.1 million for the three and nine months ended September 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.4 million for both the three months ended September 30, 2015 and 2014, and $7.4 million and $7.0 million for the nine months ended September 30, 2015 and 2014, respectively.
Insurance
SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380.0 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential properties, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.7 million, $5.0 million, $1.6 million and $4.8 million for the three and nine months ended September 30, 2015 and 2014.
Related Party Receivable from SL Green
On July 22, 2015, our parent company issued a promissory note to us in the amount of $90.0 million, which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on July 22, 2017.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: November 16, 2015