Form 10-K
period 2015-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2016-03-23
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 22, 2016, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2016 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.

PART I

ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership.
ROP is engaged in the business of owning, managing, leasing, acquiring and repositioning of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
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
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to ROP. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. During 2014, SL Green transferred five properties with a total value aggregating $884.3 million to ROP. These transfers were made to further diversify ROP's portfolio. Under the Business Combinations guidance (Accounting Standard Codification 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior years have been retrospectively adjusted to furnish comparative information.
As of December 31, 2015, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Buildings	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	94.9%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.1%
Suburban	Office	19	3,287,800	80.0%
	Retail	1	52,000	100.0%
		20	3,339,800	80.3%
Total commercial properties		43	12,353,591	91.1%
Residential:
Manhattan	Residential(2)	—	222,855	89.5%
Total portfolio		43	12,576,446	91.1%
____________________________________________________________________

(1)	The weighted average occupancy represents the total occupied square feet divided by total available rentable square feet.

(2)
As of December 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building as part of retail properties and have shown the square footage under its respective classifications.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2015, we also held debt, preferred equity and other investments with a book value of $1.8 billion.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2015, SL Green's corporate staff, inclusive of our staff, consisted of 296 persons, including 187 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of SL Green's business and growth strategies.
Competition
See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of SL Green's competition.
Manhattan Office Market Overview
See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of SL Green's industry segments.
Employees
See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete description of SL Green's employees.

ITEM 1A.  RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.
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
We believe that job creation in the financial and professional services industries in New York City impacts our overall financial performance.  Both new leasing activity and overall asking rents could be negatively impacted by declining rates of job creation in the current or future periods.
We may be unable to renew leases or relet space as leases expire.
If our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2015, approximately 4.2 million square feet, representing approximately 38.9% of the rentable square feet, are scheduled to expire by December 31, 2020 at our consolidated properties and as of December 31, 2015, these leases had annualized escalated rent totaling $253.0 million. We also have leases with termination options beyond 2020. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and make distributions to SL Green could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
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
Our interests in 461 Fifth Avenue, 625 Madison Avenue, 1185 Avenue of the Americas and 711 Third Avenue all in Manhattan, and 1055 Washington Boulevard, Stamford, Connecticut, are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date.
The average remaining term of these long-term leases as of December 31, 2015, including our unilateral extension rights on each of the properties, is 31 years. Pursuant to the leasehold arrangements, we, as tenants under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2015 totaled $191.2 million, or 32.7%, of our share of total annualized cash rent for office properties. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to their expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations.

Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and make distributions to SL Green.
Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or the real estate industry as a whole. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about growth and the stability of the markets generally may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in Manhattan, Westchester County, Connecticut and New Jersey. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

•	significant job losses or declining rates of job creation which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•
our ability to borrow on terms and conditions that we find acceptable may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and

•
reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, 1185 Avenue of the Americas, 810 Seventh Avenue, 919 Third Avenue, 625 Madison Avenue and 750 Third Avenue, accounted for 48.5% of our total annualized cash rent for office properties, and 1185 Avenue of the Americas alone accounted for 15.4% of our total annualized cash rent for office properties as of December 31, 2015. Our revenue and cash available to service debt obligations and to make distributions to SL Green would be materially adversely affected if the ground lease for the 1185 Avenue of the Americas property were terminated for any reason or if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt obligations and make distributions to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy or become insolvent.
Our results of operations rely on major tenants and insolvency or bankruptcy of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2015 for consolidated properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.8% of our share of total annualized cash rent for office properties, with three tenants, Ralph Lauren Corporation, Debevoise & Plimpton, LLP and News America Incorporated, accounting for 4.5%, 3.8% and 2.6% of our share of total annualized cash rent for office properties, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than larger businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations.
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
We may acquire properties when we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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
The occurrence of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.
Our operations are primarily concentrated in the New York Metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
Potential losses may not be covered by insurance.
ROP is insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. This includes ROP assets. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio, which expires on December 31, 2017. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires on December 31, 2017. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of SL Green's residential assets and maintains a limit of $380.1 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. SL Green maintains two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover our commercial and residential assets, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
SL Green's wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, acts as a captive insurance company and as one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the impact on us of fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood, and D&O coverage. As long as SL Green owns Belmont, SL Green is responsible for its liquidity and capital resources, and the accounts of Belmont are part of SL Green's consolidated financial statements. If we experience a loss and Belmont is required to pay a claim under our insurance policy, SL Green would ultimately record the loss to the extent of Belmont’s required payment. Belmont is not reinsured by a third-party. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 (TRIPRA) (formerly the Terrorism Risk Insurance Act) was reauthorized through December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse), mezzanine loans, ground leases, 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to, for example, terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders require greater coverage that we are unable to obtain at commercially reasonable rates, we may incur substantially higher insurance premiums or our ability to finance our properties and expand our portfolio may be adversely impacted.
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
Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgages, our 2012 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our unconsolidated joint venture property. We, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.
The total principal amount of our outstanding consolidated indebtedness was $3.8 billion as of December 31, 2015, consisting of $1.9 billion under our 2012 credit facility, which is inclusive of our $933.0 million term loan, $1.1 billion under our senior unsecured notes and $753.4 million of non-recourse mortgages and loans payable on one of our consolidated properties and certain debt and preferred equity investments. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2012 credit facility. The $1.6 billion revolving credit facility portion of our 2012 credit facility currently matures in March 2020, which includes two six-month extension options. In the first quarter of 2015 we modified and extended the revolving credit facility from March 2018 to March 2020 and reduced the margin by 25 basis points. This modification took effect in the first quarter of 2015. As of December 31, 2015, the total principal amount of non-recourse indebtedness outstanding at our unconsolidated joint venture property was $141.0 million.
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
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2016, $253.4 million under the master repurchase agreement facility and $255.3 million of our senior unsecured notes will mature. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
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
Advances under our 2012 credit facility and our master repurchase agreement facility bear interest at a variable rate. Our consolidated variable rate borrowings totaled $2.2 billion at December 31, 2015. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.6 billion revolving credit facility and $933.0 million term loan. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 125 basis points and 140 basis points, respectively, at December 31, 2015. As of December 31, 2015, borrowings under our 2012 credit facility bore weighted average interest at 1.56%. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2015, a hypothetical 100 basis point increase in interest rates across each of our consolidated variable interest rate instruments would increase our annual interest costs by approximately $10.0 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to service debt and make distributions to SL Green.

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
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 41 investments with an aggregate net book value of $1.7 billion at December 31, 2015. Some of these instruments may be recourse in whole or in part to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may, among other things, contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2015, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt obligations and make distributions to SL Green.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-

venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.
Certain of our joint venture agreements contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.
Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are more favorable to our partner in the joint venture than to us. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits. We may also enter into similar arrangements in the future. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations.
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
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. SL Green, including us, and our tenants accounted for 14.4% of Alliance's 2015 estimated total revenue. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.

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
If SL Green fails to qualify as a REIT, it would substantially reduce the funds available for distribution to its stockholders because it would not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates and it could be subject to the federal alternative minimum tax and possibly increased state and local taxes.
Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, it would have to pay significant income taxes and ROP would therefore have less money available for investments, to service debt obligations or make distributions to SL Green. This would likely have a significant adverse effect on the value of SL Green's securities. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
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
We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of Wyoming Acquisition GP LLC, or WAGP, the sole general partner of ROP, and Andrew W. Mathias, the president of SL Green. These officers have employment agreements which expire in January 2019 and December 2016, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our continued efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our directors, president and treasurer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.
Forward-looking statements may prove inaccurate
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2015, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2015, we owned or held interests in 16 commercial office buildings encompassing approximately 8.5 million rentable square feet, located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2015, our portfolio also included ownership interests in 19 commercial office buildings encompassing approximately 3.3 million rentable square feet located in Brooklyn, Westchester County, Connecticut and New Jersey. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2015, we also owned in Manhattan, a mixed-use residential and prime retail property encompassing approximately 492,987 square feet and a land interest encompassing approximately 197,654 square feet. As of December 31, 2015, we also held debt, preferred equity, and other investments with a book value of $1.8 billion.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, redevelopment properties and land interest in the portfolio as of December 31, 2015:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percentage of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
MANHATTAN OFFICE PROPERTIES
"Same Store"
110 East 42nd Street	1921	Grand Central	215,400	2%	98.5%	$10,559,503	1%	22	$52.51
1185 Avenue of the Americas(4)	1969	Rockefeller Center	1,062,000	9	99.0%	89,890,619	17	18	$83.49
125 Park Avenue	1923/2006	Grand Central	604,245	5	97.8%	38,574,880	6	23	$63.51
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	5	99.6%	42,216,253	7	35	$72.63
304 Park Avenue South	1930	Midtown South	215,000	2	75.7%	12,300,464	2	12	$64.19
461 Fifth Avenue(4)	1988	Midtown	200,000	2	99.9%	18,067,162	3	12	$86.86
555 West 57th Street	1971	Midtown West	941,000	8	99.9%	39,144,741	6	9	$38.54
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	76.1%	14,707,066	2	13	$118.52
625 Madison Avenue(4)(5)	1956/2002	Plaza District	563,000	5	97.2%	56,748,599	10	22	$100.53
641 Sixth Avenue	1902	Midtown South	163,000	1	100.0%	11,569,787	2	7	$69.06
711 Third Avenue(5)	1955	Grand Central North	524,000	4	65.8%	21,547,671	4	16	$59.03
750 Third Avenue	1958/2006	Grand Central North	780,000	7	97.5%	45,030,155	8	32	$57.50
810 Seventh Avenue	1970	Times Square	692,000	6	93.0%	43,982,745	8	46	$63.56
919 Third Avenue(6)	1970	Grand Central North	1,454,000	12	100.0%	93,614,502	8	11	$66.50
Subtotal/ Weighted Average			8,135,645	69%	95.3%	$537,954,147	84%	278
"Non Same Store"
110 Green Street(5)	1908/1920	Soho	223,600	2	78.1%	$9,251,909	1	63	$69.74
635 Sixth Avenue	1902	Midtown South	104,000	1	100.0%	8,617,385	2	2	$91.38
Subtotal/ Weighted Average			327,600	3%	85.0%	$17,869,294	3%	65
Total / Weighted Average Manhattan Office Properties			8,463,245	72%	94.9%	$555,823,441	87%	343

SUBURBAN OFFICE PROPERTIES
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2%	47.1%	$3,012,094	1%	10	$26.46
1100 King Street - 1-6 International Drive	1983-1986	Rye Brook, Westchester	540,000	5	61.7%	8,669,686	1	27	$26.44

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percentage of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	77.2%	2,931,132	—	11	$22.47
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2	82.7%	4,963,945	1	8	$25.37
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	4	94.7%	13,570,212	2	21	$37.01
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	97.8%	5,141,442	1	7	$26.05
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	98.3%	4,379,296	1	13	$26.73
Westchester, NY Subtotal/Weighted Average			2,005,000	17%	77.5%	$42,667,807	7%	97
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1%	75.3%	$3,505,394	1%	21	$31.35
1055 Washington Boulevard(4)	1987	Stamford, Connecticut	182,000	2	74.7%	4,953,522	1	23	$35.40
680 Washington(6)	1989	Stamford, Connecticut	133,000	1	88.9%	5,242,567	—	10	$44.83
7 Landmark Square	1973-1984	Stamford, Connecticut	36,800	—	100.0%	728,423	1	2	$56.55
750 Washington Boulevard(6)	1989	Stamford, Connecticut	192,000	2	99.1%	8,067,197	—	11	$42.38
Connecticut Subtotal/Weighted Average			687,200	6%	85.8%	$22,497,103	3%	67
125 Chubb Way	2008	Lyndhurst, New Jersey	278,000	2%	66.2%	$4,289,420	1%	6	$24.44
New Jersey Subtotal/Weighted Average			278,000	2%	66.2%	$4,289,420	1%	6
16 Court Street	1927-1928	Brooklyn, New York	317,600	3%	95.5%	$12,136,463	2%	69	$41.04
Brooklyn Subtotal/Weighted Average			317,600	3%	95.5%	$12,136,463	2%	69
Total / Weighted Average Suburban Office Properties			3,287,800	28%	80.0%	$81,590,793	13%	239
Portfolio Grand Total / Weighted Average			11,751,045	100%	90.7%	$637,414,234	100%	582
Portfolio Grand Total—ROP share of Annualized Cash Rent						$584,105,156
PRIME RETAIL
102 Greene Street	1910	SoHo	9,200	3%	54.3%	$457,411	2%	1	$121.14
115 Spring Street	1900	SoHo	5,218	1	100.0%	2,800,000	13	1	$536.60
131-137 Spring Street - 20.0%	1891	SoHo	68,342	17	93.9%	11,520,129	10	9	$179.72
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	66	100.0%	14,878,400	67	10	$54.47
Williamsburg Terrace(5)	2010	Brooklyn, New York	52,000	13	100.0%	1,761,576	8	3	$33.86
Total/Weighted Average Retail Properties			404,892	100%	97.9%	$31,417,516	100%	24
LAND
635 Madison Avenue		Plaza District	176,530	89%	100.0%	$3,677,574	45%
752 Madison Avenue(7)		Plaza District	21,124	11	100.0%	4,412,024	55
Total/Weighted Average Land Properties			197,654	100%	100.0%	$8,089,598	100%

RESIDENTIAL PROPERTY	SubMarket	Usable Sq. Feet	Total Units	Percent Leased	Annualized Cash Rent(1)	Average Monthly Rent Per Unit
315 West 33rd Street - The Olivia	Penn Station	222,855	333	89.5%	$14,040,156	$3,939
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2015.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $5.7 million for our properties.

(3)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)	We hold a leasehold interest in this property.

(5)	Properties that were transferred in 2015.

(6)	We own a 51% interest in this joint venture asset.

(7)	We own a tenancy in common interest in the property.

Historical Occupancy
Historically SL Green has achieved consistently higher occupancy rates in our Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
____________________________________________________________________

(1)	Includes space for leases that were executed as of the relevant date in the wholly-owned and joint venture properties in Manhattan owned by SL Green as of that date.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically SL Green has achieved consistently higher occupancy rates in its Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Occupied(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2020, the average annual rollover at our Manhattan operating properties is expected to be approximately 0.6 million square feet representing an average annual expiration rate of approximately 6.9% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following table sets forth a schedule of the annual lease expirations at our Manhattan operating properties, with respect to leases in place as of December 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016(4)	62	598,353	7.3%	$40,752,104	$68.11
2017	44	381,674	4.6	25,785,601	$67.56
2018	33	427,087	5.2	38,730,201	$90.68
2019	27	731,611	8.9	50,719,033	$69.33
2020	38	783,191	9.5	56,801,533	$72.53
2021	28	1,175,302	14.3	72,732,140	$61.88
2022	23	629,146	7.7	39,802,103	$63.26
2023	20	599,086	7.3	33,350,933	$55.67
2024	12	308,802	3.8	21,725,005	$70.35
2025 & thereafter	65	2,578,665	31.4	175,434,788	$68.03
Total/weighted average	352	8,212,917	100.0%	$555,833,441	$67.68
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $3.5 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 78,265 square feet and annualized cash rent of $4.0 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2015.
Leases in our Suburban portfolio, as at many other suburban operating properties, typically have an initial term of five to ten years. For the five years ending December 31, 2020, the average annual rollover at our Suburban operating properties is expected to be approximately 0.3 million square feet, representing an average annual expiration rate of approximately 10.5% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban operating properties with respect to leases in place as of December 31, 2015 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2016(4)	40	278,323	11.0%	$9,882,743	$35.51
2017	25	162,456	6.4	6,259,459	$38.53
2018	33	196,262	7.7	6,523,476	$33.24
2019	36	476,995	18.8	13,970,193	$29.29
2020	19	233,651	9.2	8,016,962	$34.31
2021	24	312,942	12.3	8,899,012	$28.44
2022	15	80,759	3.2	3,115,226	$38.57
2023	11	166,942	6.6	5,454,494	$32.67
2024	11	175,331	6.9	5,510,226	$31.43
2025 & thereafter	23	456,507	17.9	13,959,006	$30.58
Total/weighted average	237	2,540,168	100.0%	$81,590,797	$32.12
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2015 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2015 for the 12 months ending December 31, 2016 will reduce cash rent by $2.3 million for the suburban properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 10,695 square feet and annualized cash rent of $0.4 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2015.
Tenant Diversification
At December 31, 2015, our Manhattan and Suburban office properties were leased to 582 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the ten largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2015:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Debevoise & Plimpton, LLP	919 Third Avenue	2021	575,324	4.9%	3.8%
Ralph Lauren Corporation	625 Madison Avenue	2019	362,065	3.1%	4.5
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	303,415	2.6%	2.2
Advance Magazine Group, Fairchild Publications	750 Third Avenue	2021	286,622	2.4%	2.2
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	2.2%	1.5
BMW of Manhattan	555 West 57th Street	2022	227,782	1.9%	1.1
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2024 & 2030	227,622	1.9%	1.6
Bloomberg LP	919 Third Avenue	2029	225,545	1.9%	1.0
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	1.5%	2.4
Newmark & Company Real Estate Inc.	125 Park Avenue, 110 East 42nd Street & 680 Washington Blvd.	2016, 2026 & 2031	178,955	1.5%	1.6
Total			2,832,085	23.9%	21.9%

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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 22, 2016, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
Common Units
No distributions have been declared by ROP in respect of its Class A common units subsequent to the Merger on January 25, 2007.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any Class A common units during the years ended December 31, 2015, 2014 and 2013 that were not registered under the Securities Act of 1933, as amended.
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
In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of the transfer of two properties, SL Green's tenancy in common interest in a fee interest and one entity that held debt investments and financing receivables to us by SL Green. Under the Business Combinations guidance, these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

	Year Ended December 31,
Operating Data (in thousands)	2015	2014	2013	2012	2011
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Total revenues	$925,233	$847,522	$821,822	$694,561	$668,243
Operating expenses	163,969	154,374	146,548	143,068	134,903
Real estate taxes	143,873	133,567	118,699	110,752	100,383
Ground rent	20,941	20,941	21,139	20,803	18,441
Interest expense, net of interest income	119,342	129,356	133,845	133,331	102,677
Amortization of deferred finance costs	7,519	7,810	8,460	9,435	3,898
Depreciation and amortization	202,474	196,505	181,619	173,631	148,217
Loan loss reserves, net of recoveries	—	—	—	564	6,505
Transaction related costs	2,871	3,599	3,070	2,961	1,063
Marketing, general and administrative	464	372	362	344	346
Total expenses	661,453	646,524	613,742	594,889	516,433
Equity in net income (loss) from unconsolidated joint venture	8,841	4,491	(17,108)	(4,083)	497
Equity in net gain on sale of interest in unconsolidated joint venture	—	85,559	2,056	1,001	—
Gain on sale of real estate	100,190	—	—	—
Depreciable real estate reserves	(9,998)	—	—	—	(5,789)
Loss on early extinguishment of debt	(49)	(7,385)	(76)	(6,904)	—
Income from continuing operations	362,764	283,663	192,952	89,686	146,518
Discontinued operations	—	119,575	19,663	—	7,276
Net income	362,764	403,238	212,615	89,686	153,794
Net income attributable to noncontrolling interests	(9,169)	(2,641)	(5,200)	(2,363)	(9,763)
Preferred units dividend	(1,698)	—	—	—	(19)
Net income attributable to ROP common unitholder	$351,897	$400,597	$207,415	$87,323	$144,012

	As of December 31,
Balance Sheet Data (in thousands)	2015	2014	2013	2012	2011
		(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Commercial real estate, before accumulated depreciation	$7,428,243	$7,203,216	$6,670,210	$6,289,687	$5,800,432
Total assets	8,858,747	8,303,773	7,742,056	7,408,481	6,334,914
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes	3,735,530	2,893,001	2,758,137	2,559,233	2,403,334
Total capital	4,586,952	5,080,081	4,595,574	4,480,226	3,539,623

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
Overview
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. SL Green Realty Corp., or SL Green, is the general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
The New York City commercial real estate market continued to strengthen in 2015, and we took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.
Leasing and Operating
In 2015, SL Green's same-store Manhattan office property occupancy based on leases signed increased to 97.1% from 95.7% in the prior year. SL Green signed office leases in Manhattan encompassing approximately 2.3 million square feet, of which approximately 0.9 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these approximately 0.9 million square feet of signed Manhattan office leases that replaced previously occupied space was 15.3% for 2015.
According to Cushman and Wakefield, new leasing activity in Manhattan in 2015 totaled approximately 28.2 million square feet. Of the total 2015 leasing activity in Manhattan, the Midtown submarket accounted for approximately 18.5 million square feet, or approximately 65.6%. Midtown's overall office vacancy decreased from 9.3% at December 31, 2014 to 8.5% at December 31, 2015.
Overall average asking rents in Manhattan increased from $67.70 per square foot at December 31, 2014 to $71.58 per square foot at December 31, 2015. Midtown Manhattan average asking rents increased from $75.14 per square foot at December 31, 2014 to $76.65 per square foot at December 31, 2015. The Midtown South average asking rent rose 14.7% year-over-year to $69.66 per square foot while downtown average asking rents increased 16.7% year-over-year to $59.58 per square foot.
Assets Transfer
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to ROP. Additionally, in 2015, SL Green transferred one property that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. During 2014, SL Green transferred five properties with a total value aggregating $884.3 million to ROP. These transfers were made to further diversify ROP's portfolio. These transfers were made to further diversify ROP's portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

As of December 31, 2015, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	94.9%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.1%
Suburban	Office	19	3,287,800	80.0%
	Retail	1	52,000	100.0%
		20	3,339,800	80.3%
Total commercial properties		43	12,353,591	91.1%
Residential:
Manhattan	Residential(2)	—	222,855	89.5%
Total portfolio		43	12,576,446	91.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2015, we also held debt, preferred equity and other investments with a book value of $1.8 billion.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. Except as discussed below, we do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2015.
During the three months ended September 30, 2015, we recorded a $10.0 million charge in connection with the sale of one of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at this property. See Note 4, "Property Dispositions."
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense transaction costs related to the acquisition of certain assets as incurred, which are included in transaction related costs on our consolidated statements of operations. Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.
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
Investment in Unconsolidated Joint Ventures
We account for our investment in the unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5, "Debt, Preferred Equity and Other Investments."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2015.
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

We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and provided that we have no substantial economic involvement with the buyer.
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.
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
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statements of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.
Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2015, 2014 and 2013.
Debt and preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
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
Results of Operations
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following section compares the results of operations for the year ended December 31, 2015 to the year ended December 31, 2014 for the 43 properties owned by ROP. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street as held for sale as of September 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 were excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change
		(as adjusted)
Rental revenue, net	$621,121	$574,150	$46,971	8.2%
Escalation and reimbursement	95,894	92,850	3,044	3.3%
Investment income	182,648	176,901	5,747	3.2%
Other income	25,570	3,621	21,949	606.2%
Total revenues	925,233	847,522	77,711	9.2%

Property operating expenses	328,783	308,882	19,901	6.4%
Transaction related costs	2,871	3,599	(728)	(20.2)%
Marketing, general and administrative	464	372	92	24.7%
	332,118	312,853	19,265	6.2%

Net operating income	593,115	534,669	58,446	10.9%

Interest expense and amortization of financing costs, net of interest income	(126,861)	(137,166)	10,305	(7.5)%
Depreciation and amortization	(202,474)	(196,505)	(5,969)	3.0%
Equity in net income from unconsolidated joint ventures	8,841	4,491	4,350	96.9%
Equity in net gain on sale of interest in unconsolidated joint venture	—	85,559	(85,559)	(100.0)%
Gain on sale of real estate	100,190	—	100,190	100.0%
Depreciable real estate reserves	(9,998)	—	(9,998)	100.0%
Loss on early extinguishment of debt	(49)	(7,385)	7,336	(99.3)%
Income from continuing operations	362,764	283,663	79,101	27.9%
Net income from discontinued operations	—	1,996	(1,996)	(100.0)%
Gain on sale of discontinued operations	—	117,579	(117,579)	(100.0)%
Net income	$362,764	$403,238	$(40,474)	(10.0)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy ($26.6 million), the acquisitions of three properties in 2014 ($12.7 million), one property that was placed in service in July 2015 ($6.6 million) and one property which we acquired in July 2015 ($3.7 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in August 2015 which resulted in deconsolidation of the property ($4.9 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($4.3 million), partially offset by lower operating expense escalations and electric reimbursements ($1.3 million).
Occupancy in our Manhattan office operating properties was 94.9% at December 31, 2015 compared to 91.7% at December 31, 2014. Occupancy in our Suburban office operating properties was 80.0% at December 31, 2015 compared to 79.8% at December 31, 2014. At December 31, 2015, approximately 6.3% and 10.5% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during 2016. Based on our estimates, the current market asking rents on these expected 2016 lease expirations at our consolidated Manhattan operating properties are 9.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 11.0% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2016 lease expirations at our consolidated Suburban operating properties are 8.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 7.8% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years.
Investment Income
Investment income increased primarily as a result of higher average investment balances for the year ended December 31, 2015. For the twelve months ended December 31, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.7 billion and 10.3%, respectively, compared to $1.4 billion and 10.5%, respectively, for the same period in 2014. In addition, we recognized additional income as a result of the early repayment of certain mortgage and mezzanine positions ($2.5 million) and the sale of a junior mortgage position ($1.2 million). This increase was partially offset by additional income recognized in 2014 on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million) and a financing receivable on which we began accruing interest following the completion of the development of the underlying property ($5.3 million). As of December 31, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years as compared to a weighted average term to maturity of 2.0 years as of December 31, 2014.
Other Income
Other income increased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($14.5 million) and a non-recurring fee related to the settlement of a previous investment ($6.5 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($10.3 million), professional fees ($2.4 million), repairs and maintenance ($2.0 million) and payroll ($1.1 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of mortgages at 625 Madison Avenue ($8.4 million) and 125 Park Avenue ($4.3 million) during the fourth quarter of 2014 and 711 Third ($4.8 million) in the first quarter of 2015, redemption of a preferred equity investments which secured a loan during the fourth quarter of 2014 ($3.8 million) and the repayment of 5.875% senior notes in August 2014 ($2.8 million), partially offset by increased borrowings on the 2012 credit facility ($10.9 million) and one property that was placed in service ($2.6 million).
Depreciation and amortization
Depreciation and amortization increased primarily as a result of the properties acquired in 2014 ($5.7 million) and one property that was placed into service in July 2015 ($1.7 million). These increases were partially offset by the sale of an 80% interest in 131-137 Spring Street in August 2015 which resulted in deconsolidation of the property ($3.0 million).
Equity in net income from unconsolidated joint ventures
Equity in net income from unconsolidated joint venture increased primarily as a result of the net loss recognized in 2013 from a portfolio of office properties in Southern California, or the "West Coast portfolio," which were sold in March 2014 ($2.4 million) and the origination of another investment accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance of Acquisition, Development and Construction arrangement in 2014 ($1.8 million).
Equity in Net Gain on Sale of Unconsolidated Joint Venture
During the year ended December 31, 2014, we recorded gains on the sale of our West Coast portfolio ($85.6 million).
Gain on Sale of Real Estate
During the year ended December 31, 2015, we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million). This gain was offset by a charge in connection with the sale of 140 Grand Street.
Depreciable Real Estate Reserves
During the year ended December 31, 2015, we recorded a $10.0 million charge in connection with the sale of 140 Grand Street.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt during the year ended December 31, 2014 was a result of the early repayment of debt at 625 Madison Avenue ($6.9 million) and 16 Court Street, Brooklyn ($0.5 million).

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
The following section compares the results of operations for the year ended December 31, 2014 to the year ended December 31, 2013 for the 42 properties owned by ROP. Acquisition properties represent properties acquired in 2014 or 2013 and properties transferred to us by SL Green following its acquisition. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2014	2013	$ Change	% Change
	(as adjusted)	(as adjusted)
Rental revenue, net	$574,150	$535,969	$38,181	7.1%
Escalation and reimbursement	92,850	86,366	6,484	7.5%
Investment income	176,901	194,612	(17,711)	(9.1)%
Other income	3,621	4,875	(1,254)	(25.7)%
Total revenues	$847,522	$821,822	$25,700	3.1%

Property operating expenses	308,882	286,386	22,496	7.9%
Transaction related costs	3,599	3,070	529	17.2%
Marketing, general and administrative	372	362	10	2.8%
	312,853	289,818	23,035	7.9%

Net operating income	534,669	532,004	2,665	0.5%

Interest expense and amortization of financing costs, net of interest income	(137,166)	(142,305)	5,139	(3.6)%
Depreciation and amortization	(196,505)	(181,619)	(14,886)	8.2%
Equity in net income (loss) from unconsolidated joint venture	4,491	(17,108)	21,599	(126.3)%
Equity in net gain on sale of interest in unconsolidated joint venture	85,559	2,056	83,503	4,061.4%
Loss on early extinguishment of debt	(7,385)	(76)	(7,309)	9,617.1%
Income from continuing operations	283,663	192,952	90,711	47.0%
Net income from discontinued operations	1,996	5,907	(3,911)	(66.2)%
Gain on sale of discontinued operations	117,579	13,756	103,823	754.7%
Net income	$403,238	$212,615	$190,623	89.7%
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
Occupancy in our Manhattan office properties was 91.7% at December 31, 2014 compared to 92.9% at December 31, 2013. Occupancy in our Suburban office properties was 79.8% at December 31, 2014 compared to 78.3% at December 31, 2013. At December 31, 2014, excluding the impact of the properties transferred in 2015, approximately 1.9% and 6.8% of the space leased at our Manhattan and Suburban office properties, respectively, is expected to expire during 2015. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during 2015 would be approximately 42.3% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 10.4% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during 2015 would be approximately 2.5% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 3.2% higher than the existing in-place fully escalated rents.

Investment Income
Investment income decreased primarily as a result of a lower weighted average yield on the debt and preferred equity portfolio, a gain on sale of 50% of our interest in one of our debt investments in 2013 ($12.9 million), additional income from the repayment of one of our debt investments in 2013 ($6.4 million), a one-time recognition of unrecognized interest ($6.1 million) related to one of our preferred equity investments in 2013, and the redemption of one of our preferred equity investments in April 2014 ($1.2 million), partially offset by a higher investment balance in 2014, additional income recognized on a mezzanine investment when the underlying property was sold in June 2014 ($10.1 million) and financing receivable on which we began accruing interest following the completion of the development of the underlying property ($5.3 million). The weighted average investment balance outstanding and weighted average yield were $1.4 billion and 10.5%, respectively, for the year ended December 31, 2014 as compared to $1.3 billion and 11.2%, respectively, for the year ended December 31, 2013. As of December 31, 2014, our debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income decreased primarily as a result of lower lease buy-out income ($0.9 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of the acquisition of 315 West 33rd Street ($13.0 million) and 16 Court Street, Brooklyn ($1.5 million) and higher real estate taxes resulting from higher assessed values and tax rates from non-acquisition properties ($7.2 million).
Transaction Related Costs
Transaction related costs increased primarily as a result of higher investment activity during the year ended December 31, 2014.
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense, net of interest income, decreased primarily as a result of the capitalization of interest relating to properties under development or redevelopment ($3.8 million), decreased average borrowings under the master repurchase agreement facility ($1.8 million) and the repayment of 5.875% senior notes in August 2014 ($1.7 million) and debt at 125 Park Avenue ($1.6 million) and 16 Court Street, Brooklyn ($1.2 million) in 2014. The decrease in interest expense was partially offset by higher interest as a result of increased borrowing on the 2012 credit facility ($6.1 million).
Depreciation and Amortization Expense
Depreciation and amortization increased primarily as a result of the acquisition of 315 West 33rd Street ($14.3 million) and 16 Court Street, Brooklyn ($1.6 million), partially offset by a one-time write-off of tenant improvements and value for in-place leases associated with a former tenant ($4.7 million) in 2013.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint venture increased primarily as a result of net loss recognized in 2013 from the portfolio of offices properties primarily in Southern California, or the "West Coast Office Portfolio" ($18.7 million) which interest was sold in March 2014 and a debt and preferred equity investment that was originated in the first quarter of 2014 ($6.9 million), which has been accounted for as an equity investment as a result of meeting the criteria of a real estate investment under the Acquisition, Development and Construction arrangement. These increases were partially offset by early redemption of the underlying preferred equity investment of our equity investment in 2013 ($3.9 million).
Equity in Net Gain on Sale of Unconsolidated Joint Venture
During the year ended December 31, 2014, we recorded gains on the sale of our West Coast portfolio ($85.6 million). During the year ended December 31, 2013, we recognized gains on the sale of three properties in the West Coast portfolio ($2.1 million)
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt during the year ended December 31, 2014 was a result of the early repayment of debt at 625 Madison Avenue ($6.9 million) and 16 Court Street, Brooklyn ($0.5 million).
Discontinued Operations
Discontinued operations for the year ended December 31, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.6 million) and the results of its operations. Discontinued operations for the year ended December, 2013 includes the gain recognized on the sale of 333 West 34th Street ($13.8 million). Prior year's results of operations of these sold properties were included in the net income from discontinued operations to conform to the current presentation.

Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for preferred equity investments will include:

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
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements and Supplementary Data" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $50.0 million and $34.7 million at December 31, 2015 and 2014, respectively, representing an increase of $15.3 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2015	2014	Change
		(as adjusted)
Net cash provided by operating activities	$365,485	$283,395	$82,090
Net cash used in investing activities	$(225,874)	$(498,587)	$272,713
Net cash (used in) provided by financing activities	$(124,276)	$200,839	$(325,115)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At December 31, 2015, our Manhattan and Suburban consolidated office portfolio were 94.9% and 80.0% occupied, respectively. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2015, when compared to the year ended December 31, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$407,902
Capital expenditures and capitalized interest	12,907
Net proceeds from sale of real estate/joint venture interest	1,024
Joint venture investments	58,412
Distributions from unconsolidated joint ventures	28,459
Debt, preferred and other investments	(235,927)
Restricted cash—capital improvements	(64)
Decrease in net cash used in investing activities	$272,713
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $102.9 million for the year ended December 31, 2014 compared to $90.0 million for the year ended December 31, 2015. The decrease in capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the year ended December 31, 2015, when compared to the year ended December 31, 2014, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(31,471)
Proceeds from debt obligations	745,802
Contributions from common unitholder and noncontrolling interests	(482,479)
Distributions to common and preferred unitholder and noncontrolling interests	(576,137)
Obligation related to mortgage loan participation	25,000
Deferred loan costs	(5,830)
Increase in cash used in financing activities	$(325,115)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
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
As of December 31, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and a $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31,

2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2015, the effective interest rate was 1.45% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 12.5 basis points to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2015, the facility fee was 25 basis points. As of December 31, 2015, we had $73.1 million of outstanding letters of credit, $994.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $532.9 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we are now required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2015 and 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2015 Unpaid Principal Balance	December 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,296	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,810	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 15, 2015(3)	100,000	100,000	—	4.27%	4.27%	10	December 17, 2025
June 27, 2005(4)	—	—	7
	$1,055,308	$1,055,106	$955,001
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	The notes will be repaid at maturity.

(3)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(4)	In April 2015, we redeemed the remaining outstanding debentures.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2015 and 2014, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $10.0 million.
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
We have $1.6 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of December 31, 2015 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 315 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgage note and other loans payable, the 2012 credit facility and senior unsecured notes, including extension options, put options, estimated interest expense, and our obligations under our and ground leases, as of December 31, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Property mortgage and other loans payable	$256,990	$7,411	$7,799	$8,207	$8,637	$464,380	$753,424
Revolving credit facility	—	—	—	—	994,000	—	994,000
Unsecured term loan	—	—	—	933,000	—	—	933,000
Senior unsecured notes	255,308	—	250,000	—	250,000	300,000	1,055,308
Ground leases	20,440	20,586	20,586	20,586	20,586	328,088	430,872
Estimated interest expense	114,845	109,385	108,683	93,804	47,618	94,420	568,755
Total	$647,583	$137,382	$387,068	$1,055,597	$1,320,841	$1,186,888	$4,735,359
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt, Preferred Equity and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $105.0 million of recurring capital expenditures and $27.9 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.

Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.3 million, $3.3 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013 respectively. We also recorded expenses of $9.9 million, $9.1 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $10.4 million, $9.8 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Insurance
ROP is insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. This includes ROP assets. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2017. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2017. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of SL Green's residential assets and maintains a limit of $386.0 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. SL Green maintains two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover SL Green's commercial and residential assets, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and as one of the elements of our overall insurance program. Belmont is a subsidiary of SL Green. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.
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
We monitor all properties that are subject to triple net leases to ensure that tenants are providing adequate coverage.  Certain joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $6.6 million, $6.4 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013 respectively.
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
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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
The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect ROP's business and financial performance. In addition, sections of SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 contain additional factors that could adversely affect our business and financial performance. Moreover, ROP operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on ROP's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk," for additional information regarding our exposure to interest rate fluctuations.
The table below presents the principal cash flows based upon maturity dates of our debt obligations and preferred equity investments and the weighted-average interest rates by expected maturity date, including as-of-right extension options and put options, as of December 31, 2015 (amounts in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments(1)(2)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2016	$258,874	5.41%	$253,424	1.92%	$591,164	11.17%
2017	7,411	5.37	—	2.00	631,071	9.73
2018	257,799	5.40	—	2.22	327,334	9.96
2019	38,207	5.51	903,000	2.49	67,015	7.45
2020	258,637	5.03	994,000	2.64	—	—
Thereafter	764,380	4.82	—	—	53,436	8.79
Total	$1,585,308	5.23%	$2,150,424	2.15%	$1,670,020	10.51%
Fair Value	$1,663,078		$2,164,673
______________________________________________________________________

(1)
Excludes one investment with a book value of $100.2 million and $100.0 million as of December 31, 2015 and 2014, respectively, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $168.3 million and $107.0 million as of December 31, 2015 and 2014, respectively.

(2)	At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

The table below lists our derivative instrument, which is a hedge in respect of variable rate debt, and its related fair value as of December 31, 2015 (amounts in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit facility	LIBOR	30,000,000	2.295%	July 2010	June 2016	(241,000)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Partners of Reckson Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 1, the consolidated financial statements have been retrospectively adjusted to reflect the 2015 transfers of two properties, a tenancy in common interest in a fee interest and one entity that held debt investments and financing receivables to the Company from the Company's parent, SL Green Realty Corp.

/s/ Ernst & Young LLP

New York, New York
March 22, 2016

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2015	December 31, 2014
		(as adjusted)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,877,492	$1,776,457
Building and improvements	4,477,073	4,353,081
Building leasehold and improvements	1,073,678	1,073,678
	7,428,243	7,203,216
Less: accumulated depreciation	(1,267,598)	(1,123,412)
	6,160,645	6,079,804
Cash and cash equivalents	50,026	34,691
Restricted cash	39,433	38,844
Tenant and other receivables, net of allowance of $5,593 and $5,820 in 2015 and 2014, respectively	35,256	25,778
Deferred rents receivable, net of allowance of $14,788 and $17,745 in 2015 and 2014, respectively	217,730	199,045
Related party receivable	90,000	—
Debt, preferred equity and other investments, net of discounts and deferred origination fees of $18,759 and $19,172 in 2015 and 2014, respectively	1,770,212	1,508,812
Deferred costs, net of accumulated amortization of $90,168 and $77,594 in 2015 and 2014, respectively	139,638	123,914
Other assets	355,807	292,885
Total assets	$8,858,747	$8,303,773
Liabilities
Mortgages and other loans payable	$753,424	$720,000
Revolving credit facility	994,000	385,000
Term loan and senior unsecured notes	1,988,106	1,788,001
Accrued interest payable and other liabilities	134,484	92,815
Accounts payable and accrued expenses	70,844	69,805
Deferred revenue	180,404	130,661
Deferred land leases payable	1,558	1,215
Dividends payable	807	—
Security deposits	39,007	36,195
Total liabilities	4,162,634	3,223,692
Commitments and contingencies	—	—
Preferred units	109,161	—
Capital
General partner capital	4,201,872	4,734,873
Limited partner capital	—	—
Accumulated other comprehensive loss	(2,216)	(3,106)
Total ROP partner's capital	4,199,656	4,731,767
Noncontrolling interests in other partnerships	387,296	348,314
Total capital	4,586,952	5,080,081
Total liabilities and capital	$8,858,747	$8,303,773

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Revenues
Rental revenue, net	$621,121	$574,150	$535,969
Escalation and reimbursement	95,894	92,850	86,366
Investment income	182,648	176,901	194,612
Other income	25,570	3,621	4,875
Total revenues	925,233	847,522	821,822
Expenses
Operating expenses, including $26,728 in 2015, $25,094 in 2014, and $24,302 in 2013 of related party expenses	163,969	154,374	146,548
Real estate taxes	143,873	133,567	118,699
Ground rent	20,941	20,941	21,139
Interest expense, net of interest income	119,342	129,356	133,845
Amortization of deferred financing costs	7,519	7,810	8,460
Depreciation and amortization	202,474	196,505	181,619
Transaction related costs	2,871	3,599	3,070
Marketing, general and administrative	464	372	362
Total expenses	661,453	646,524	613,742
Income from continuing operations before equity in net income (loss) from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	263,780	200,998	208,080
Equity in net income (loss) from unconsolidated joint ventures	8,841	4,491	(17,108)
Equity in net gain on sale of interest in unconsolidated joint venture	—	85,559	2,056
Gain on sale of real estate	100,190	—	—
Depreciable real estate reserves	(9,998)	—	—
Loss on early extinguishment of debt	(49)	(7,385)	(76)
Income from continuing operations	362,764	283,663	192,952
Net income from discontinued operations	—	1,996	5,907
Gain on sale of discontinued operations	—	117,579	13,756
Net income	362,764	403,238	212,615
Net income attributable to noncontrolling interests in other partnerships	(9,169)	(2,641)	(5,200)
Preferred units dividend	(1,698)	—	—
Net income attributable to ROP common unitholder	$351,897	$400,597	$207,415
Amounts attributable to ROP common unitholder:
Income from continuing operations	$351,897	$281,022	$187,752
Discontinued operations	—	119,575	19,663
Net income attributable to ROP common unitholder	$351,897	$400,597	$207,415

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Net income attributable to ROP common unitholder	$351,897	$400,597	$207,415
Other comprehensive income:
Change in net unrealized gain on derivative instruments	890	835	914
Comprehensive income attributable to ROP common unitholder	$352,787	$401,432	$208,329

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2012, as adjusted	$4,127,414	$—	$357,667	$(4,855)	$4,480,226
Contributions	3,067,104	—	—	—	3,067,104
Distributions	(3,153,197)	—	(12,088)	—	(3,165,285)
Net income	207,415	—	5,200	—	212,615
Other comprehensive income	—	—	—	914	914
Balance at December 31, 2013, as adjusted	4,248,736	—	350,779	(3,941)	4,595,574
Contributions	3,697,440	—	93	—	3,697,533
Distributions	(3,611,900)	—	(5,199)	—	(3,617,099)
Net income	400,597	—	2,641	—	403,238
Other comprehensive income	—	—	—	835	835
Balance at December 31, 2014, as adjusted	4,734,873	—	348,314	(3,106)	5,080,081
Contributions	3,315,582	—	31,678	—	3,347,260
Distributions	(4,190,480)	—	(1,865)	—	(4,192,345)
Shares contributed by parent company	(10,000)	—	—	—	(10,000)
Net income	351,897	—	9,169	—	361,066
Other comprehensive income	—	—	—	890	890
Balance at December 31, 2015	$4,201,872	$—	$387,296	$(2,216)	$4,586,952

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Operating Activities
Net income	$362,764	$403,238	$212,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,993	204,748	194,905
Equity in net gain on sale of interest in unconsolidated joint venture	—	(85,559)	(2,056)
Equity in net income from unconsolidated joint venture	(8,841)	(4,491)	17,108
Distributions of cumulative earnings from unconsolidated joint ventures	8,621	6,269	3,942
Loss on early extinguishment of debt	49	7,385	76
Depreciable real estate reserve	9,998	—	—
Gain on sale of real estate	(100,190)	—	—
Gain on sale of discontinued operations	—	(117,579)	(13,756)
Deferred rents receivable	(21,378)	(23,515)	(22,094)
Other non-cash adjustments	(64,329)	(87,271)	(103,179)
Changes in operating assets and liabilities:
Restricted cash—operations	(1,182)	(4,986)	(6,892)
Tenant and other receivables	(9,900)	(1,238)	4,545
Deferred lease costs	(38,623)	(21,103)	(26,263)
Other assets	14,558	10,710	(330)
Related party payable	—	—	(8,717)
Accounts payable, accrued expenses and other liabilities	2,458	(4,866)	(113)
Deferred revenue and land leases payable	1,487	1,653	4,624
Net cash provided by operating activities	365,485	283,395	254,415
Investing Activities
Acquisitions of real estate property	(109,633)	(517,535)	(386,775)
Additions to land, buildings and improvements	(89,998)	(102,905)	(97,918)
Escrowed cash—capital improvements/acquisition deposits	593	657	(193)
Investments in unconsolidated joint venture	(988)	(59,400)	(13,179)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	28,459	—	19,926
Net proceeds from disposition of real estate/joint venture interest	238,083	237,059	211,048
Other investments	(54,475)	(16,300)	(86,145)
Origination of debt and preferred equity investments	(758,133)	(617,090)	(555,137)
Repayments or redemption of preferred equity investments	520,218	576,927	657,765
Net cash used in investing activities	(225,874)	(498,587)	(250,608)
Financing Activities
Proceeds from mortgages and other loans payable	360,018	221,216	60,172
Repayments of mortgages and other loans payable	(326,594)	(608,539)	(95,950)
Proceeds from credit facility and senior unsecured notes	2,515,000	1,908,000	1,163,938
Repayments of credit facility and senior unsecured notes	(1,706,007)	(1,385,898)	(1,014,000)
Payments of debt extinguishment costs	—	(6,693)	—
Contributions from common unitholder	3,201,654	3,693,440	3,059,766
Contributions to noncontrolling interests in other partnerships	9,400	93	—
Distributions to noncontrolling interests in other partnerships	(1,865)	(5,199)	(12,088)
Distributions to common and preferred unitholder	(4,191,371)	(3,611,900)	(3,153,197)
Deferred loan costs and capitalized lease obligation	(9,511)	(3,681)	(609)
Other obligation related to mortgage loan participation	25,000	—	—
Net cash (used in) provided by financing activities	(124,276)	200,839	8,032
Net increase (decrease) in cash and cash equivalents	15,335	(14,353)	11,839
Cash and cash equivalents at beginning of year	34,691	49,044	37,205
Cash and cash equivalents at end of year	$50,026	$34,691	$49,044

Supplemental Cash Flow Disclosure
Interest paid	$118,090	$138,574	$139,216
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$3,441	$375	$1,479
Deferred leasing payable	7,752	11,127	2,655
Capital leased asset	—	—	10,657
Change in fair value of hedge	570	519	588
Contributions from common unitholder	13,928	4,000	7,338
Deconsolidation of a subsidiary	27,435	—	—
Issuance of SL Green common stock to a consolidated joint venture	10,000	—	—
Contribution of notes receivable from the common unit holder	90,000	—	—
Issuance of preferred units through a subsidiary	109,161	—	—
Contributions from a noncontrolling interest in other partnerships	22,278	—	—
Transfer of financing receivable to debt investment	—	19,675	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2015

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.39% owned by SL Green Realty Corp., or SL Green, as of December 31, 2015. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to ROP. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. During 2014, SL Green transferred five properties with a total value aggregating $884.3 million to ROP. These transfers were made to further diversify ROP's portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.
As of December 31, 2015, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	94.9%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.1%
Suburban	Office	19	3,287,800	80.0%
	Retail	1	52,000	100.0%
		20	3,339,800	80.3%
Total commercial properties		43	12,353,591	91.1%
Residential:
Manhattan	Residential(2)	—	222,855	89.5%
Total portfolio		43	12,576,446	91.1%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2015, we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

As of December 31, 2015, we also held debt, preferred equity and other investments with a book value of $1.8 billion.
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
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street in White Plains, New York as held for sale as of September 30, 2015, and 131-137 Spring Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 673 First Avenue, which was sold during 2014. See Note 4, "Property Dispositions."
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Depreciation expense (including amortization of the capital lease asset) amounted to $187.2 million, $184.3 million and $170.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. During the three months ended September 30, 2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at this property. See Note 4, "Property Dispositions." We do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2015.
We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense transaction costs related to the acquisition of certain assets as incurred, which are included in transaction related costs on our consolidated statements of operations. Results of operations of properties acquired are included in the consolidated statements of operations from the date of acquisition.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2015, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.4 years, 13.3 years, and 11.9 years, respectively.
We recognized $24.9 million, $21.0 million, and $19.0 million of rental revenue for the years ended December 31, 2015, 2014 and 2013, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. The increase in rental revenue for the year ended December 31, 2013 is net of $6.8 million resulting from the write-off of balances associated with a former tenant. Excluding this non-recurring charge, we recognized an increase of $25.8 million in rental revenue for the year ended December 31, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs. In March 2014, we recognized income of $0.3 million for the amortization of the remaining value of below-market rate mortgage at 16 Court Street, Brooklyn, as a result of early repayment of debt. Excluding this one-time income, we recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $2.1 million for the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

year ended December 31, 2014. We recognized as an increase (a reduction) to interest expense the amortization of the above-market rate mortgages assumed of $0.4 million and $(2.5) million for the years ended December 31, 2015 and 2013, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
		(as adjusted)
Identified intangible assets (included in other assets):
Gross amount	$307,824	$297,238
Accumulated amortization	(235,040)	(216,841)
Net	$72,784	$80,397
Identified intangible liabilities (included in deferred revenue):
Gross amount	$523,228	$450,326
Accumulated amortization	(346,857)	(322,694)
Net	$176,371	$127,632

The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2016	$3,017
2017	4,994
2018	6,548
2019	7,128
2020	6,919
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2016	$4,600
2017	3,326
2018	2,177
2019	1,751
2020	1,588
Investment in Unconsolidated Joint Ventures
We account for our investment in the unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence, but do not control the entity and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in the joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 5, "Debt, Preferred Equity and Other Investments."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2015.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and provided that we have no substantial economic involvement with the buyer.
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
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
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statements of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.
Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2015, 2014 and 2013.
Debt and preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

investment designated as held for sale. In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.
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
See Note 10, "Fair Value Measurements."
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

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
Earnings per Unit
Earnings per unit was not computed in 2015, 2014 and 2013 as there were no outstanding common units held by third parties at December 31, 2015, 2014 and 2013.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt, Preferred Equity and Other Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2015. Approximately 15.4%, 9.7%, 8.2%, 7.7%, 7.5%, 7.2%, 6.7%, and 6.6% of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue,750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street, and 125 Park Avenue, respectively, for the year ended December 31, 2015. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to include the transfer of two properties, SL Green's tenancy in common interest in a fee interest and one entity that held debt investments and financing receivables in 2015.
Accounting Standards Updates
In February 2016, the Financial Accounting Standards Board, or FASB, issued guidance that amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted improvements to lessor accounting (Accounting Standards Update, or ASU, No. 2016-02). The guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new accounting standard on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 (ASC 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In September 2015, the FASB issued final guidance to simplify the measurement-period adjustments in business combinations (ASU No. 2015-16). The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previously periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company adopted the guidance during the third quarter of 2015.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU No. 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company adopted the guidance effective January 1, 2016 and the guidance did not have a material impact on our consolidated financial statements.
In February 2015, the FASB, issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company adopted the guidance effective January 1, 2016 and the guidance did not have a material impact on our consolidated financial statements.
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
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance was effective for calendar year public companies beginning in the first quarter of 2015 and

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company adopted the standard beginning in the first quarter of 2015. The adoption of this guidance changed the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.
3. Property Acquisitions
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
2014 Acquisitions
During the year ended December 31, 2015, we finalized the purchase price allocation based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

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
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, $153.7 million to land at 635 Madison Avenue, and $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street. The impact to our consolidated statement of operations for the year ended December 31, 2015 was $1.9 million in rental revenue for the amortization of aggregate below-market leases and $1.1 million of depreciation expense.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

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
____________________________________________________________________

(1)
During the year ended December 31, 2014, we finalized the purchase price allocation based on a third party appraisal and additional facts and circumstances that existed at the acquisition dates. These adjustments did not have a material impact to our consolidated statement of operations for the year ended December 31, 2014.

(2)
This property was transferred from SL Green in 2014. See Note 1, "Organization and Basis of Presentation," for further discussion. In April 2013, we acquired interests from our joint venture partner, City Investment Fund, in 16 Court Street in Brooklyn for $4.0 million. We have consolidated the ownership of the building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.6 million mortgage encumbering the property. In April 2014, we repaid the mortgage.

4. Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2015, 2014 and 2013:

Property	Disposition Date	Property Type	Approximate Usable Square Feet (unaudited)	Sale Price (1) (in millions)	Gain (loss) on Sale(2) (in millions)
140 Grand Street(3)	December 2015	Office	130,100	$22.4	$(10.5)
131-137 Spring Street(4)	August 2015	Office	68,342	$277.8	$101.1
673 First Avenue	May 2014	Office	422,000	$145.0	$117.6
333 West 34th Street	August 2013	Office	345,400	$220.3	$13.8
____________________________________________________________________

(1)	Sales price represents the actual sales price for the property or the gross asset valuation for the interest in a property.

(2)
The gain on sale for 131-137 Spring Street, 673 First Avenue and 333 West 34th Street are net of $4.1 million, $3.4 million and $3.0 million, respectively, in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
Gain/(loss) on sale includes a $10.0 million charge that was recorded during the third quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statement of operations.

(4)
We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 5, "Debt, Preferred Equity and Other Investments."

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street in White Plains, New York as held for sale as of September 30, 2015 and 131-137 Spring Street as of June 30, 2015, and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 673 First Avenue, which was sold in May 2014 and 333 West 34th Street, which was sold in August 2013.
There were no discontinued operations for the year ended December 31, 2015. The following table summarizes net income from discontinued operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Revenues
Rental revenue	$7,853	$28,843
Escalation and reimbursement revenues	1,080	4,093
Other income	—	8
Total revenues	8,933	32,944
Operating expenses	1,222	6,733
Real estate taxes	1,402	4,571
Ground rent	3,001	7,974
Interest expense, net of interest income	879	2,933
Depreciation and amortization	433	4,826
Total expenses	6,937	27,037
Net income from discontinued operations	$1,996	$5,907
5. Debt, Preferred Equity and Other Investments
During the years ended December 31, 2015 and 2014, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $781.4 million and $680.1 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $520.2 million and $576.1 million during the years ended December 31, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of December 31, 2015 and 2014, we held the following debt investments with an aggregate weighted average current yield of 10.23% at December 31, 2015 (in thousands):

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
				(as adjusted)
Fixed Rate Investments:
Jr. Mortgage Participation/ Mezzanine Loan(2)(3)	$—	$—	$23,510	$45,611	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	115,000	24,916	24,910	July 2016
Mezzanine Loan	—	165,000	72,102	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	104,661	98,934	March 2017
Mezzanine Loan(3)	—	—	66,183	65,770	March 2017
Mezzanine Loan(4)	—	502,100	41,115	24,608	June 2017

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
				(as adjusted)
Mezzanine Loan	—	539,000	49,691	49,629	July 2018
Mortgage Loan(5)	—	—	26,262	26,209	February 2019
Mortgage Loan	—	—	513	637	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	89,880	19,936	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Jr. Mortgage Participation /Mezzanine Loan(9)	—	—	—	70,688
Total fixed rate	$—	$2,762,980	$511,389	$607,084
Floating Rate Investments:
Mezzanine Loan(10)	—	775,000	74,700	73,402	March 2016
Mortgage/Mezzanine Loan	10,156	—	94,901	—	April 2016
Mezzanine Loan(11)	—	160,000	22,625	22,573	June 2016
Mezzanine Loan	7,942	312,939	66,398	—	November 2016
Mezzanine Loan	—	360,000	99,530	99,023	November 2016
Mezzanine Loan(12)	11,414	131,939	49,751	42,750	December 2016
Mezzanine Loan	281	39,201	13,731	11,835	December 2016
Mortgage/Mezzanine Loan(13)	57,108	—	134,264	—	January 2017
Mezzanine Loan	1,293	118,949	28,551	20,651	January 2017
Mortgage/Mezzanine Loan	—	—	68,977	—	June 2017
Jr. Mortgage Participation/Mezzanine Loan	1,257	118,717	40,346	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,877	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,901	16,848	September 2017
Mortgage/Mezzanine Loan	4,500	—	19,282	—	October 2017
Mezzanine Loan	—	60,000	14,904	14,859	November 2017
Mezzanine Loan	—	85,000	29,505	—	December 2017
Mezzanine Loan	—	65,000	28,563	—	December 2017
Mortgage/Mezzanine Loan(14)	795	—	14,942	14,845	December 2017
Jr. Mortgage Participation	—	40,000	19,846	—	April 2018
Mezzanine Loan	—	175,000	34,725	—	April 2018
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,510	20,533	July 2018
Mortgage/Mezzanine Loan(15)	1,500	—	31,210	—	August 2018
Mezzanine Loan	—	33,000	26,777	—	December 2018
Mezzanine Loan	6,383	156,383	52,774	—	December 2018
Mezzanine Loan	28,801	206,717	49,625	—	December 2018
Mortgage/Mezzanine Loan	—	—	18,395	18,083	February 2019
Mezzanine Loan	—	38,000	21,845	21,807	March 2019
Mezzanine Loan(16)	—	—	—	33,726
Mezzanine Loan(16)	—	—	—	37,322
Mortgage/Mezzanine Loan(17)	—	—	—	109,527

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Loan Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
				(as adjusted)
Mezzanine Loan(18)	—	—	—	49,614
Total floating rate	$131,430	$2,930,845	$1,116,455	$668,725
Total	$131,430	$5,693,825	$1,627,844	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.9 million junior mortgage participation, which matures in February 2016, was sold in July 2015.

(3)	These loans are collateralized by defeasance securities.

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

(7)	This loan was repaid in February 2015.

(8)	This loan was repaid in March 2015.

(9)	These loans were repaid in December 2015.

(10)	In March 2016, the maturity date was extended to September 2016.

(11)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(12)	In February 2015, the maturity date was extended to December 2016.

(13)
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

(15)	In January 2016, the loans were modified and the mortgage was sold.

(16)	These loans were repaid in April 2015.

(17)	This loan was repaid in August 2015.

(18)	This loan was repaid in November 2015.
Preferred Equity Investments
As of December 31, 2015 and 2014, we held the following preferred equity investments, with an aggregate weighted average current yield of 7.86% at December 31, 2015 (in thousands):

Type	December 31, 2015 Future Funding Obligations	December 31, 2015 Senior Financing	December 31, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$71,486	$9,967	$9,954	March 2018
Preferred equity	5,580	60,183	32,209	—	November 2018
Preferred equity(3)	—	—	—	123,041
	$5,580	$131,669	$42,176	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	In March 2015, the redemption date was extended to March 2018.

(3)	This investment was redeemed in July 2015.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

The following table is a rollforward of our total loan loss reserves at December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$—	$1,000	$7,000
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	(1,000)	(6,000)
Balance at end of period	$—	$—	$1,000

At December 31, 2015 and 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at December 31, 2015 and 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $168.3 million and $107.0 million at December 31, 2015 and 2014, respectively. No financing receivables were 90 days past due at December 31, 2015.
Other Investments
Other investments pertain to investments accounted for under the equity method of accounting.
We have one debt and preferred equity investment which meets the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements and have accounted for this wholly owned investment under the equity method of accounting. As of December 31, 2015 and 2014, the book value of this investment was $100.2 million and $100.0 million, respectively. In January 2016 the maturity date of this investment was extended from March 2016 to March 2017, subject to two remaining one-year extension options and a two-year option for the last extension.
During the three months ended March 31, 2014, we sold our 43.74% economic ownership interest in the joint venture which holds the West Coast Office portfolio at an implied gross valuation of $756.0 million, inclusive of the $526.3 million mortgage encumbering the property. We recognized a gain of $85.6 million on the sale of our investment.
As of December 31, 2015, we have one investment in a real estate joint venture in which we do not control as a result of the level of our voting interest. The following table provides general information on our joint venture as of December 31, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet (unaudited)	Acquisition Date	Acquisition Price(1) (in thousands)
131-137 Spring Street(2)	Invesco Real Estate	20%	20%	68,342	August 2015	$277,750
__________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interest.

(2)
In August 2015, we sold an 80% interest in 131-137 Spring Street and through the joint venture obtained a $141.0 million 5-year, floating rate mortgage financing, which bears interest at 155 basis points over the 30-day LIBOR. These properties, which were previously wholly-owned, were accounted for in commercial real estate properties on the consolidated balance sheet. See Note 4, "Property Dispositions."

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

6. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by either the respective properties and assignment of leases or certain debt investments at December 31, 2015 and 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2015	December 31, 2014
Fixed Rate Debt:				(as adjusted)
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
711 Third Avenue(3)			—	120,000
Total fixed rate debt			500,000	620,000
Floating Rate Debt:
Master Repurchase Agreement	June 2016	3.36%	$253,424	$100,000
Total floating rate debt			253,424	100,000
Total fixed and floating rate debt			$753,424	$720,000
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2015.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(3)	In March 2015, we repaid the mortgage.
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 basis points and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 2015, we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we are now required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility. See Note 7, "Corporate Indebtedness."
At December 31, 2015 and 2014, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $2.0 billion and $1.9 billion, respectively.
7. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

As of December 31, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and a $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At December 31, 2015, the effective interest rate was 1.45% for the revolving credit facility and 1.67% for the term loan facility. We are required to pay quarterly in arrears a 12.5 basis points to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2015, the facility fee was 25 basis points. As of December 31, 2015, we had $73.1 million of outstanding letters of credit, $994.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $532.9 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2015 and 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2015 Unpaid Principal Balance	December 31, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,296	$255,250	6.00%	6.00%	10	March 31, 2016
August 5, 2011(3)	250,000	249,810	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(3)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(3)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 15, 2015(3)	100,000	100,000	—	4.27%	4.27%	10	December 17, 2025
June 27, 2005(4)	—	—	7
	$1,055,308	$1,055,106	$955,001
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	The notes will be repaid at maturity.

(3)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(4)	In April 2015, we redeemed the remaining outstanding debentures.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2015 and 2014, we were in compliance with all such covenants.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Principal Maturities
Combined aggregate principal maturities of our mortgage and other loans payable, 2012 credit facility and senior unsecured notes as of December 31, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
2016	$3,566	$253,424	$—	$—	$255,308	$512,298
2017	7,411	—	—	—	—	7,411
2018	7,799	—	—	—	250,000	257,799
2019	8,207	—	—	933,000	—	941,207
2020	8,637	—	994,000	—	250,000	1,252,637
Thereafter	22,786	441,594	—	—	300,000	764,380
	$58,406	$695,018	$994,000	$933,000	$1,055,308	$3,735,732

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Interest expense	$119,360	$129,427	$133,853
Interest income	(18)	(71)	(8)
Interest expense, net	$119,342	$129,356	$133,845
Interest capitalized	$1,107	$3,753	$—
8. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of December 31, 2015, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Greene Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Greene Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2015, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income.
9. Partners' Capital
Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.
Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

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
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Carrying Value		Fair Value	Carrying Value		Fair Value
				(as adjusted)		(as adjusted)
Debt and preferred equity investments	$1,670,020	(1)	(2)	$1,408,804	(1)	(2)

Fixed rate debt	$1,585,106		$1,663,078	$1,605,001		$1,737,673
Variable rate debt	2,150,424		2,164,673	1,288,000		1,331,177
	$3,735,530		$3,827,751	$2,893,001		$3,068,850
______________________________________________________________________

(1)
Excludes one investment with a book value of $100.2 million and $100.0 million as of December 31, 2015 and 2014, respectively, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $168.3 million and $107.0 million as of December 31, 2015 and 2014, respectively.

(2)
At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion. At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

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
As of December 31, 2015, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at December 31, 2015 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(241)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of December 31, 2015 and 2014, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $2.0 million and $2.3 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $0.6 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instrument that is designated and qualifies as a hedging instrument on the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2015	2014	2013		2015	2014	2013		2015	2014	2013
		(as adjusted)	(as adjusted)			(as adjusted)	(as adjusted)			(as adjusted)	(as adjusted)
Interest Rate Swap	$(109)	$(135)	$—	Interest expense	$999	$970	$914	Interest expense	$3	$4	$3
12. Rental Income
We are the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2016 to 2039. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2015 for the consolidated properties, including consolidated joint venture properties, are as follows (in thousands):

2016	$591,405
2017	575,191
2018	544,077
2019	508,603
2020	441,183
Thereafter	2,078,954
$4,739,413
13. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.3 million, $3.3 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013 respectively. We also recorded expenses of $9.9 million, $9.1 million and $9.9 million for the years ended December 31, 2015, 2014 and 2013 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $10.4 million, $9.8 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Insurance
We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $6.6 million, $6.4 million and $6.2 million for the years ended December 31, 2015, 2014 and 2013 respectively.
Related Party Receivable from SL Green
On July 22, 2015, our parent company issued a promissory note to us in the amount of $90.0 million, which bears interest at an annual rate of 6.0%, compounded quarterly, and matures on July 22, 2017.
14. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2013, September 30, 2014, and September 28, 2015, the actuary certified that for the plan years beginning July 1, 2013, July 1, 2014 and July 1, 2015, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2015. The Pension Plan received

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

contributions from employers totaling $242.3 million, $226.7 million and $221.9 million, for the plan years beginning July 1, 2012, July 2013 and July 2014, respectively.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health plan years ended, June 30, 2015, 2014 and 2013, the plan received contributions from employers totaling $1.1 billion, $1.0 billion and $923.5 million, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2015, 2014 and 2013 are included in the table below (in thousands):

	Year Ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Pension Plan	$1,533	$1,529	$1,449
Health Plan	4,843	4,585	4,472
Other plans	3,300	3,181	3,125
Total plan contributions	$9,676	$9,295	$9,046
15. Commitments and Contingencies
Legal Proceedings
As of December 31, 2015, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
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
Ground Leases Arrangements
The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with an expiration date of 2027 and two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the fee position for a fixed price on a specific date.
The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration of 2043 and an option to renew for an additional 23 years.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of December 31, 2015 (in thousands):

Non-cancellable operating leases
2016	$20,440
2017	20,586
2018	20,586
2019	20,586
2020	20,586
Thereafter	328,088
Total minimum lease payments	$430,872

16. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the years ended December 31, 2015, 2014 and 2013 and selected asset information as of December 31, 2015 and 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2015	$742,585	$182,648	$925,233
December 31, 2014, as adjusted	670,621	176,901	847,522
December 31, 2013, as adjusted	$627,210	$194,612	$821,822
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate and depreciable real estate reserves
Years ended:
December 31, 2015	$112,564	$160,008	$272,572
December 31, 2014, as adjusted	52,431	145,673	198,104
December 31, 2013, as adjusted	25,038	165,858	190,896
Total assets
As of:
December 31, 2015	$6,816,711	$2,042,036	$8,858,747
December 31, 2014, as adjusted	6,671,984	1,631,789	8,303,773
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income and equity in net income from unconsolidated joint venture less allocated interest expense and provision for loan losses for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility borrowing cost and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment, since we base performance on the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
		(as adjusted)	(as adjusted)
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain on sale of real estate and depreciable real estate reserves	$272,572	$198,104	$190,896
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	85,559	2,056
Gain on sale of real estate	100,190	—	—
Depreciable real estate reserves	(9,998)	—	—
Income from continuing operations	362,764	283,663	192,952
Net income from discontinued operations	—	1,996	5,907
Gain on sale of discontinued operations	—	117,579	13,756
Net income	$362,764	$403,238	$212,615
17. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2015 and 2014, which is reflective of the transfer of two properties, SL Green's tenancy in common interest in a fee interest and one entity that held debt investments and financing receivables to us by SL Green, was as follows (in thousands):

2015 Quarter Ended	December 31	September 30	June 30	March 31
		(as adjusted)	(as adjusted)	(as adjusted)
Total revenues	$238,283	$237,651	$234,631	$214,668
Income from continuing operations before equity in net income from unconsolidated joint ventures, (loss) gain on sale of real estate, depreciable real estate reserves, unrealized gain (loss) on embedded derivative and loss on extinguishment of debt	$69,152	$65,541	$76,236	$52,851
Equity in net income from unconsolidated joint ventures	2,265	2,296	2,153	2,127
(Loss) gain on sale of real estate	(879)	101,069	—	—
Depreciable real estate reserves	—	(9,998)	—	—
Unrealized gain (loss) on embedded derivative	1,800	(1,800)	—	—
Loss on extinguishment of debt	—	—	—	(49)
Net income	72,338	157,108	78,389	54,929
Net income attributable to noncontrolling interests in other partnerships	(1,946)	(293)	(6,380)	(550)
Preferred units dividend	(955)	(743)	—	—
Net income attributable to ROP common unitholder	$69,437	$156,072	$72,009	$54,379

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2015

2014 Quarter Ended	December 31	September 30	June 30	March 31
	(as adjusted)	(as adjusted)	(as adjusted)	(as adjusted)
Total revenues	$214,378	$212,164	$204,515	$216,465
Income from continuing operations before equity in net income (loss) from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, loss on extinguishment of debt, net (loss) income from discontinued operations and (loss) gain on sale of discontinued operations	$51,940	$48,406	$44,966	$55,686
Equity in net income (loss) from unconsolidated joint ventures	2,177	2,075	2,626	(2,387)
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	86	85,473
Loss on extinguishment of debt	(6,866)	—	(519)	—
Net (loss) income from discontinued operations	—	(58)	1,348	706
(Loss) gain on sale of discontinued operations	—	(250)	117,829	—
Net income	47,251	50,173	166,336	139,478
Net income attributable to noncontrolling interests in other partnerships	(938)	(841)	(801)	(61)
Net income attributable to ROP common unitholder	$46,313	$49,332	$165,535	$139,417

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2015
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2015
Tenant and other receivables—allowance	$5,820	$4,363	$(4,590)	$5,593
Deferred rent receivable—allowance	17,745	1,775	(4,732)	14,788
Year Ended December 31, 2014, as adjusted
Tenant and other receivables—allowance	$5,382	$5,635	$(5,197)	$5,820
Deferred rent receivable—allowance	18,829	2,916	(4,000)	17,745
Year Ended December 31, 2013, as adjusted
Tenant and other receivables—allowance	$5,681	$4,459	$(4,758)	$5,382
Deferred rent receivable—allowance	19,789	4,577	(5,537)	18,829

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2015
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$65,604	$114,077	$541,990	$656,067	$131,946	1970	1/2007	Various
461 Fifth Avenue(1)	—	—	62,695	—	11,527	—	74,222	74,222	24,449	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	37,283	51,093	243,255	294,348	78,460	1958	7/2004	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	—	24,315	223,529	1,057,513	1,281,042	245,932	1970	1/2007	Various
555 W. 57th Street(1)	—	18,846	78,704	—	50,261	18,846	128,965	147,811	53,036	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	36,857	—	765,070	765,070	198,483	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	32,612	91,038	413,356	504,394	102,335	1966	1/2007	Various
1100 King Street—1-6 International Drive(3)	—	49,392	104,376	2,473	17,612	51,865	121,988	173,853	31,007	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	6,720	6,324	32,816	39,140	8,617	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	5,797	5,933	29,623	35,556	7,916	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	7,402	10,526	50,511	61,037	13,567	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	8,223	11,183	56,129	67,312	14,714	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,456	9,777	44,504	54,281	10,557	1986	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	12,515	29,497	130,765	160,262	31,927	2000	1/2007	Various
7 Landmark Square(4)	—	2,088	7,748	(367)	84	1,721	7,832	9,553	799	2007	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	5,818	11,696	51,182	62,878	12,783	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	6,459	16,916	75,308	92,224	17,391	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	5,223	7,747	35,646	43,393	8,732	1988	1/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	5,297	13,516	58,525	72,041	13,747	1987	6/2007	Various
400 Summit Lake Drive(3)	—	38,889	—	285	1	39,174	1	39,175	1	-	1/2007	N/A
609 Fifth Avenue(1)	—	36,677	145,954	—	8,157	36,677	154,111	190,788	37,473	1925	6/2006	Various
110 East 42nd Street(1)	—	34,000	46,411	—	15,868	34,000	62,279	96,279	12,203	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	8,122	54,489	83,741	138,230	10,341	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	49,534	24,343	86,692	111,035	1,462	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	1,888	45,976	69,204	115,180	7,308	1902	9/2012	Various
315 West 33rd Street(1)	—	195,834	164,429	—	6,173	195,834	170,602	366,436	10,246	2000-2001	11/2013	Various
16 Court Street(7)	—	19,217	63,210	—	10,854	19,217	74,064	93,281	7,393	1927-1928	4/2013	Various
125 Chubb Way(5)	—	5,884	25,958	—	24,482	5,884	50,440	56,324	7,200	2008	1/2008	Various

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
Williamsburg(6)(7)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,343	2010	12/2010	Various
115 Spring Street(1)	—	11,078	44,799	—	247	11,078	45,046	56,124	1,788	1900	7/2014	Various
635 Madison Avenue(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	515	-	9/2014	N/A
125 Park Avenue(1)	—	120,900	189,714	—	55,365	120,900	245,079	365,979	43,887	1923	10/2010	Various
625 Madison Ave(1)	—	—	246,673	—	38,779	—	285,452	285,452	87,625	1956	10/2004	Various
102 Greene Street(1)	—	8,215	26,717	—	277	8,215	26,994	35,209	847	1910	11/2014	Various
711 Third Avenue(1)(6)(8)	—	19,844	42,499	—	38,618	19,844	81,117	100,961	29,741	1955	5/1998	Various
752 Madison Avenue(1)(6)(9)	—	282,415	—	1,871	—	284,286	—	284,286	—	1996/2012	1/2012	N/A
110 Greene Street(1)(10)	—	89,250	165,750	—	324	89,250	166,074	255,324	1,827	1910	7/2015	Various
Other(11)	—	1,130	—	79	4,692	1,209	4,692	5,901	—			Various
	$500,000	$1,869,857	$4,946,855	$7,635	$603,896	$1,877,492	$5,550,751	$7,428,243	$1,267,598
____________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property located in New Jersey.

(6)	Property that was transferred in 2015.

(7)	Property located in Brooklyn, New York.

(8)	We own a 50% interest in this property.

(9)	We own a tenancy in common interest in the property.

(10)	We own a 90% interest in this property.

(11)	Other includes tenant improvements, capitalized interest and corporate improvements.
The changes in real estate for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
		(as adjusted)	(as adjusted)
Balance at beginning of year	$7,203,216	$6,670,210	$6,289,687
Acquisitions	329,996	491,023	479,236
Improvements	93,439	102,530	110,054
Retirements/disposals	(198,408)	(60,547)	(208,767)
Balance at end of year	$7,428,243	$7,203,216	$6,670,210
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2015 was approximately $5.1 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2015, 2014 and 2013, are as follows (in thousands):

	2015	2014	2013
		(as adjusted)	(as adjusted)
Balance at beginning of year	$1,123,412	$983,273	$848,077
Depreciation for year	175,039	165,840	160,539
Retirements/disposals	(30,853)	(25,701)	(25,343)
Balance at end of year	$1,267,598	$1,123,412	$983,273

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2014, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

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
Ernst & Young LLP's fees for providing services to ROP in 2015 and 2014 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the years ended December 31, 2015 and 2014 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the years ended December 31, 2015 and 2014 were approximately $415,000 and $371,000 respectively.
Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $25,000 for each of the years ended December 31, 2015 and 2014, respectively.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2015 and 2014, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2015 and 2014.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

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

INDEX TO EXHIBITS

(a)	Exhibits:

3.1	Amended and Restated Agreement of Limited Partnership of ROP, incorporated by reference to the Company's Form S-11, filed with the SEC on February 12, 1996
3.2
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series A Preferred Units of Limited Partnership Interest, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 1, 1999.

3.3
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Preferred Units of Limited Partnership Interest, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 1, 1999.

3.4
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series C Preferred Units of Limited Partnership Interest, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 1, 1999.

3.5
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series D Preferred Units of Limited Partnership Interest, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 1, 1999.

3.6
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series B Common Units of Limited Partnership Interest, incorporated by reference to the Company's Form 10-K, filed with the SEC on March 17, 2000.

3.7
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing Series E Preferred Partnership Units of Limited Partnership Interest, incorporated by reference to the Company's Form 10-K, filed with the SEC on March 17, 2000.

3.8
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series F Junior Participating Preferred Partnership Units, incorporated by reference to the Company's Form 10-K, filed with the SEC on March 22, 2001.

3.9
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing the Series C Common Units of Limited Partnership Interest, incorporated by reference to the Company's Form 10-Q, filed with the SEC on August 14, 2003.

3.10
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing LTIP Units of Limited Partnership Interest, incorporated by reference to the Company's Form 8-K, filed with the SEC on December 29, 2004.

3.11
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2005 LTIP Units of Limited Partnership Interest, incorporated by reference to the Company's Form 10-K, filed with the SEC on March 10, 2006.

3.12
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP Establishing 2006 LTIP Units of Limited Partnership Interest, incorporated by reference to the Company's Form 10-Q, filed with the SEC on May 15, 2006.

3.13
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of WAGP, incorporated by reference to the Company's Form 10-K, filed with the SEC on March 31, 2008.

4.1
Indenture, dated as of March 26, 1999, among ROP, as Issuer, RARC, as Guarantor, and The Bank of New York, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 26, 1999.

4.2
First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, RARC, The Bank of New York and SL Green, incorporated by reference to the Company's Form 8-K, filed with the SEC on January 30, 2007.

4.3	Form of 5.875% Notes due 2014, incorporated by reference to the Company's Form 8-K, filed with the SEC on August 12, 2004.
4.4	Form of 4.00% Exchangeable Senior Debentures due 2025, incorporated by reference to the Company's Form 8-K, filed with the SEC on June 27, 2005.
4.5	Form of 6.0% Notes due 2016, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 31, 2006.
4.6
Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 17, 2010.

4.7	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the Operating Partnership, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 17, 2010.
4.8
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on October 10, 2010.

4.9	Form of 3.00% Exchangeable Senior Notes due 2017 of the Operating Partnership, incorporated by reference to the Company's Form 8-K, filed with the SEC on October 14, 2010.
4.10
Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on August 5, 2011.

4.11
First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on August 5, 2011.

4.12	Form of 5.00% Senior Note due 2018 of SL Green, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, filed with the SEC on August 5, 2011.
4.13
Second Supplemental Indenture, dated as of November 15, 2012, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, filed with the SEC on November 15, 2012.

4.14	Form of 4.50% Senior Note due 2022 of SL Green, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, filed with the SEC on November 15, 2012.

10.1
Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among SL Green, the Operating Partnership and ROP, as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto, incorporated by reference to the Company's Form 8-K, filed with the SEC on November 21, 2012.

10.2
First Amendment to Amended and Restated Credit Agreement, dated as of March 21, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and U.S. Bank National Association, Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto, incorporated by reference to the Company's Form 8-K, filed with the SEC on March 24, 2014.

10.3
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green and Marc Holliday*, incorporated by reference to SL Green's Form 8-K, filed with the SEC on February 12 2016.

10.4
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between SL Green and James Mead*, incorporated by reference to SL Green's Form 8-K, filed with the SEC on October 28, 2013.

10.5
Amended and Restated Employment and Noncompetition Agreement, dated as of February 10, 2016, by and between SL Green and Andrew Levine*, incorporated by reference to SL Green's Form 8-K, filed with the SEC on February 12 2016.

10.6
Employment Agreement, dated as of October 30, 2014, by and between SL Green Realty Corp. and Matthew DiLiberto*, incorporated by reference to SL Green's Form 8-K, filed with the SEC on October 31, 2014.

10.7
Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday*, incorporated by reference to SL Green's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.

10.8
Registration Rights Agreement, dated as of October 12, 2010, by and among the operating partnership, ROP, SL Green and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, filed with the SEC on October 14, 2010.

10.9
Agreement Regarding Additional Term Loan, dated as of November 10, 2014, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, The Bank of New York Mellon (as Increasing Lender) and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company's Form 8-K, filed with the SEC on November 13, 2014.

10.10
Second Amendment to Amended and Restated Credit Agreement, dated as of January 6, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company's Form 8-K, filed with the SEC on January 7, 2015.

10.11
Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company's Form 8-K, filed with the SEC on August 5, 2015.

12.1	Ratio of Earnings to Combined Fixed Charges, filed herewith.
21.1	Statement of Subsidiaries, filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of Marc Holliday President of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
31.2	Certification of Matthew J. DiLiberto, Treasurer of Wyoming Acquisition GP LLC, the sole general partner of Registrant, pursuant to Rule 13a-14(a) or Rule 15(d)-14(a), filed herewith.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Capital for the years ended December 31, 2015, 2014 and 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (vi) Notes to the Consolidated Financial Statements, detail tagged and filed herewith.

____________________________________________________________________

*	Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2016.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2016.

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