Form 10-Q
period 2016-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2016-05-16
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

As of May 16, 2016, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,877,492	$1,877,492
Building and improvements	4,480,647	4,477,073
Building leasehold and improvements	1,073,678	1,073,678
	7,431,817	7,428,243
Less: accumulated depreciation	(1,308,002)	(1,267,598)
	6,123,815	6,160,645
Cash and cash equivalents	62,443	50,026
Restricted cash	38,957	39,433
Tenant and other receivables, net of allowance of $5,256 and $5,593 in 2016 and 2015, respectively	30,977	35,256
Related party receivables	90,000	90,000
Deferred rents receivable, net of allowance of $14,929 and $14,788 in 2016 and 2015, respectively	223,659	217,730
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,935 and $18,759 in 2016 and 2015, respectively	1,378,616	1,670,020
Investments in unconsolidated joint ventures	146,416	100,192
Deferred costs, net of accumulated amortization of $68,876 and $64,812 in 2016 and 2015, respectively	116,919	114,449
Other assets	457,227	355,566
Total assets	$8,669,029	$8,833,317
Liabilities
Mortgages and other loans payable, net	$678,598	$745,728
Revolving credit facility, net	766,733	985,055
Term loan and senior unsecured notes, net	1,724,002	1,979,317
Accrued interest payable	10,248	18,396
Other liabilities	194,169	116,088
Accounts payable and accrued expenses	63,862	70,844
Deferred revenue	177,858	180,404
Deferred land leases payable	1,644	1,558
Dividends payable	807	807
Security deposits	38,687	39,007
Total liabilities	3,656,608	4,137,204
Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	4,517,948	4,201,872
Limited partner capital	—	—
Accumulated other comprehensive loss	(1,996)	(2,216)
Total ROP partner's capital	4,515,952	4,199,656
Noncontrolling interests in other partnerships	387,308	387,296
Total capital	4,903,260	4,586,952
Total liabilities and capital	$8,669,029	$8,833,317
The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
		(as adjusted)
Revenues
Rental revenue, net	$159,618	$149,395
Escalation and reimbursement	24,316	22,931
Investment income	55,180	41,622
Other income	550	720
Total revenues	239,664	214,668
Expenses
Operating expenses, including related party expenses of $5,763 and $5,902 in 2016 and 2015, respectively	41,961	42,518
Real estate taxes	37,224	34,524
Ground rent	5,235	5,286
Interest expense, net of interest income	32,201	28,068
Amortization of deferred financing costs	2,140	1,953
Depreciation and amortization	50,798	49,428
Transaction related costs	178	(63)
Marketing, general and administrative	184	103
Total expenses	169,921	161,817
Income from continuing operations before equity in net income from unconsolidated joint ventures and loss on early extinguishment of debt	69,743	52,851
Equity in net income from unconsolidated joint ventures	2,457	2,127
Loss on early extinguishment of debt	—	(49)
Income from continuing operations	72,200	54,929
Net income from discontinued operations	—	—
Net income	72,200	54,929
Net income attributable to noncontrolling interests in other partnerships	(12)	(550)
Preferred units dividend	(955)	—
Net income attributable to ROP common unitholder	$71,233	$54,379

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
		(as adjusted)
Net income attributable to ROP common unitholder	$71,233	$54,379
Other comprehensive income:
Change in net unrealized gain on derivative instruments	220	181
Comprehensive income attributable to ROP common unitholder	$71,453	$54,560

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2015	$4,201,872	$—	$387,296	$(2,216)	$4,586,952
Contributions	1,750,905	—	—	—	1,750,905
Distributions	(1,506,062)	—	—	—	(1,506,062)
Net income	71,233	—	12	—	71,245
Other comprehensive income	—	—	—	220	220
Balance at March 31, 2016	$4,517,948	$—	$387,308	$(1,996)	$4,903,260

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
		(as adjusted)
Operating Activities
Net income	$72,200	$54,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,938	51,381
Equity in net income from unconsolidated joint venture	(2,457)	(2,127)
Distributions of cumulative earnings from unconsolidated joint ventures	2,128	2,127
Loss on early extinguishment of debt	—	49
Deferred rents receivable	(6,070)	(6,117)
Other non-cash adjustments	(8,714)	(12,741)
Changes in operating assets and liabilities:
Restricted cash—operations	(2,022)	1,870
Tenant and other receivables	4,616	3,650
Deferred lease costs	(6,743)	(5,920)
Other assets	(37,394)	(23,517)
Accounts payable, accrued expenses and other liabilities	(6,626)	5,423
Deferred revenue and land leases payable	3,181	5,927
Net cash provided by operating activities	65,037	74,934
Investing Activities
Additions to land, buildings and improvements	(16,157)	(12,845)
Escrowed cash—capital improvements	368	588
Distributions in excess of cumulative earnings from unconsolidated joint ventures	345	—
Net proceeds from disposition of real estate/joint venture interest	22,316	—
Other investments	7,922	(1,718)
Origination of preferred equity investments	(117,119)	(174,420)
Repayments or redemption of preferred equity investments	272,253	26,954
Net cash provided by (used in) investing activities	169,928	(161,441)
Financing Activities
Repayments of mortgages and other loans payable	(67,526)	(220,000)
Proceeds from credit facility and senior unsecured notes	520,000	665,000
Repayments of credit facility and senior unsecured notes	(994,308)	(530,000)
Distributions to noncontrolling interests in other partnerships	—	(39)
Contributions from common unitholder	1,750,905	632,854
Distributions to common and preferred unitholders	(1,507,017)	(465,791)
Other obligations related to loan participations	76,500	25,000
Deferred loan costs and capitalized lease obligation	(1,102)	(4,357)
Net cash (used in) provided by financing activities	(222,548)	102,667
Net increase in cash and cash equivalents	12,417	16,160
Cash and cash equivalents at beginning of period	50,026	34,691
Cash and cash equivalents at end of period	$62,443	$50,851

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$8,745	$5,845
Deferred leasing payable	79	3,254
Exchange of debt investment for equity in joint venture	68,581	—
Removal of fully depreciated commercial real estate properties	3,799	9,186
The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2016
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 96.16% owned by SL Green Realty Corp., or SL Green, as of March 31, 2016. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of March 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	95.0%
	Retail(2)(3)	5	352,892	96.2%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.2%
Suburban	Office	19	3,287,800	83.1%
	Retail	1	52,000	100.0%
		20	3,339,800	83.4%
Total commercial properties		43	12,353,591	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	95.2%
Total portfolio		43	12,576,446	92.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of March 31, 2016, we held debt and preferred equity investments with a book value of $1.7 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2016 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The consolidated balance sheets at December 31, 2015 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by US GAAP for complete financial statements.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments. See Note 5, "Debt and Preferred Equity Investments." ROP's investments in majority-owned and controlled real estate joint ventures are reflected in the financial statements on a consolidated basis with a reduction for the noncontrolling partners' interests. All significant intercompany balances and transactions have been eliminated.
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 are $1.4 billion and $0.3 billion, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 are $500.0 million and none, respectively, collateralized by the real estate assets of the related consolidated VIEs.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at March 31, 2016.
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
March 31, 2016
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
We recognized an increase of $4.0 million and $5.7 million in rental revenue for the three months ended March 31, 2016 and 2015, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Identified intangible assets (included in other assets):
Gross amount	$306,575	$307,824
Accumulated amortization	(239,407)	(235,040)
Net	$67,168	$72,784
Identified intangible liabilities (included in deferred revenue):
Gross amount	$519,528	$523,228
Accumulated amortization	(352,585)	(346,857)
Net	$166,943	$176,371
Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2016.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three months ended March 31, 2016 and 2015.
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
Shares Contributed by Parent Company
We present shares of SL Green common stock as a contra equity account in our financial statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at March 31, 2016. Approximately 15.2%, 9.7%, 8.2%, 7.8%, 7.3%, 7.2% , 6.7% and 6.7% of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street and 125 Park Avenue, respectively, for the three months ended March 31, 2016.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective for all entities for fiscal years beginning after 15 December 2016 and interim periods within those years. Early adoption is permitted in any interim or annual period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. The Guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01 (ASU825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of March 31, 2016 and December 31, 2015, $24.4 million and $25.4 million, respectively of deferred debt issuance cost, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
In February 2015, the FASB issued guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The Company adopted the guidance effective January 1, 2016. Under the revised guidance, certain entities, now qualify as variable interest entities.  The change in designation did not have a material impact on our consolidated financial statements and did not change the consolidation conclusion on these entities.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU 2014-09). The guidance also requires enhanced disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. In March 2016, the FASB issued implementation guidance which clarifies principal versus agent considerations in reporting revenue gross versus net (ASU 2016-08). In April 2016, the FASB issued implementation guidance which clarifies the identification of performance obligations (ASU 2016-10). These ASUs are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company has not yet adopted this guidance and is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
3. Property Acquisition
We did not acquire any properties during the three months ended March 31, 2016.
4. Property Disposition
We did not sell any properties during the three months ended March 31, 2016.
5. Debt and Preferred Equity Investments
During the three months ended March 31, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $128.8 million and $166.9 million, respectively, due to originations, purchases, advances under

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $420.2 million and $27.0 million during the three months ended March 31, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Certain debt investments that were participated out but for which the transfer did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of March 31, 2016 and December 31, 2015, we held the following debt and preferred equity investments, with an aggregate weighted average current yield of approximately 10.47% at March 31, 2016 (in thousands):

Loan Type	March 31, 2016 Future Funding Obligations	March 31, 2016 Senior Financing	March 31, 2016 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	December 31, 2015 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	Initial Maturity Date
Fixed Rate Investments:
Mezzanine Loan(2a)	$—	$115,000	$12,917	$24,916	July 2016
Mezzanine Loan	—	165,000	72,174	72,102	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	185,266	104,661	March 2017
Mezzanine Loan(2b)	—	502,100	41,137	41,115	June 2017
Mezzanine Loan	—	539,000	49,715	49,691	July 2018
Mortgage Loan(3)	—	—	26,275	26,262	February 2019
Mortgage Loan	—	—	480	513	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(2c)	—	89,527	19,937	19,936	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Jr. Mortgage Participation(4)	—	—	—	49,000
Other(4)(5)	—	—	—	23,510
Other(4)(5)	—	—	—	66,183
Total fixed rate	$—	$2,629,627	$441,401	$511,389
Floating Rate Investments:
Mortgage/Mezzanine Loan(6)	4,693	—	100,837	94,901	April 2016
Mezzanine Loan(2d)	—	160,000	22,639	22,625	June 2016
Mezzanine Loan(7)	—	745,215	74,311	74,700	September 2016
Mezzanine Loan	—	360,000	99,662	99,530	November 2016
Mezzanine Loan	10,003	136,384	51,217	49,751	December 2016
Mezzanine Loan	281	39,201	13,745	13,731	December 2016
Mortgage/Mezzanine Loan(2e)	47,001	—	133,395	134,264	January 2017
Mezzanine Loan	1,127	118,949	28,754	28,551	January 2017
Mezzanine Loan(2f)(8)	—	40,000	15,132	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	22,896	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,915	16,901	September 2017
Senior Mortgage	4,394	—	19,416	19,282	October 2017
Mezzanine Loan	—	60,000	14,916	14,904	November 2017
Mezzanine Loan(2g)	—	85,000	14,944	29,505	December 2017
Mezzanine Loan(2h)	—	65,000	14,483	28,563	December 2017
Mortgage/Mezzanine Loan(2i)	795	—	14,968	14,942	December 2017
Jr. Participation	—	40,000	19,862	19,846	April 2018

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

Loan Type	March 31, 2016 Future Funding Obligations	March 31, 2016 Senior Financing	March 31, 2016 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	December 31, 2015 Carrying Value, Net of Discounts and Deferred Origination Fees(1)	Initial Maturity Date
Mezzanine Loan	—	175,000	34,752	34,725	April 2018
Jr. Participation/Mezzanine Loan(2j)	—	55,000	10,506	20,510	July 2018
Mezzanine Loan(9)	523	20,523	10,806	31,210	August 2018
Mezzanine Loan	—	33,000	26,794	26,777	December 2018
Mezzanine Loan	5,267	156,383	53,953	52,774	December 2018
Mezzanine Loan	26,204	217,202	52,336	49,625	December 2018
Mezzanine Loan	—	16,383	5,340	—	January 2019
Mezzanine Loan	—	38,000	21,855	21,845	March 2019
Mezzanine Loan(10)	—	—	—	66,398
Mortgage/Mezzanine Loan(4)	—	—	—	18,395
Jr. Mortgage Participation/Mezzanine Loan(11)	—	—	—	40,346
Total floating rate	$100,288	$2,561,240	$894,434	$1,116,455
Total	$100,288	$5,190,867	$1,335,835	$1,627,844

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)
Carrying value is net of the following amount that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting: (a) $12.0 million, (b) $41.3 million, (c) $5.0 million, (d) $7.4 million, (e) $36.3 million, (f) $14.5 million, (g) $14.6 million, (h) $14.1 million, (i) $5.1 million and (j) $10.0 million.

(3)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(4)	These loans were repaid in March 2016.

(5)	These loans were collateralized by defeasance securities.

(6)	In April 2016, the maturity date was extended to October 2016.

(7)	In March 2016, the maturity date was extended to September 2016.

(8)	In March 2016, the mortgage was sold.

(9)	In January 2016, the loan was modified. In March 2016, the mortgage was sold.

(10)
In March 2016, we contributed the loan for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the combined balance sheets.

(11)	These loans were repaid in February 2016.

Preferred Equity Investments
As of March 31, 2016 and December 31, 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 7.79% at March 31, 2016 (in thousands):

Type	March 31, 2016 Future Funding Obligations	March 31, 2016 Senior Financing	March 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity	$—	$71,486	$9,971	$9,967	March 2018
Preferred equity	5,003	59,966	32,810	32,209	November 2018
	$5,003	$131,452	$42,781	$42,176
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.
At March 31, 2016 and December 31, 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at March 31, 2016 and December 31, 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

is an additional amount of financing receivables totaling $164.8 million and $168.3 million at March 31, 2016 and December 31, 2015, respectively. No financing receivables were 90 days past due at March 31, 2016.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. The table below provides general information on each of our joint ventures as of March 31, 2016:

	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
Mezzanine Loan(2)	Various	33.33%	36.58%	764,000	March 2016	138,240
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interests.

(2)
The joint venture owns two mezzanine notes secured by interests in a mixed use development. The difference between our ownership interest and our economic interest results from our right to 50% of the total exit fee while each of our partners is entitled to receive 25% of the total exit fee.

Acquisition, Development and Construction Arrangement
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2016 and December 31, 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2016	December 31, 2015	Maturity Date
Mezzanine loan and preferred equity	$100,000	$99,936	March 2017
	$100,000	$99,936
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2016	December 31, 2015
Floating Rate Debt:
131-137 Spring Street	August 2020	1.97%	$141,000	$141,000
Total joint venture mortgages and other loans payable			$141,000	$141,000
Deferred financing costs, net			(4,800)	(5,077)
Total joint venture mortgages and other loans payable, net			$136,200	$135,923
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2016, taking into account interest rate hedges in effect during the period.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets
Commercial real estate property, net	$284,105	$285,689
Debt and preferred equity investments, net	238,240	99,936
Other assets	18,515	16,897
Total assets	$540,860	$402,522
Liabilities and members' equity
Mortgages and other loans payable, net	$136,200	$135,923
Other liabilities	24,444	25,462
Members' equity	380,216	241,137
Total liabilities and members' equity	$540,860	$402,522
Company's investments in unconsolidated joint ventures	$146,416	$100,192
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2016 and 2015, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Total revenues	$6,937	$2,133
Operating expenses	374	—
Real estate taxes	283	—
Interest expense, net of interest income	698	—
Amortization of deferred financing costs	277	—
Transaction related costs	—	6
Depreciation and amortization	2,101	—
Total expenses	$3,733	$6
Net income	$3,204	$2,127
Company's equity in net income from unconsolidated joint ventures	$2,457	$2,127
7. Mortgages and Other Loans Payable
The first mortgages collateralized by the respective properties and assignment of leases or certain debt investments at March 31, 2016 and December 31, 2015, respectively, were as follows (amounts in thousands):

	Maturity Date	Interest Rate(1)	March 31, 2016	December 31, 2015
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
Master Repurchase Agreement	June 2016	4.00%	185,898	253,424
Total mortgages and other loans payable			$685,898	$753,424
Deferred financing costs, net of amortization			$(7,300)	$(7,696)
Total mortgages and other loans payable, net			$678,598	$745,728
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended March 31, 2016.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

pledged collateral. In September 2015, we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, since December 6, 2015 we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At March 31, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, was approximately $1.8 billion and $2.0 billion, respectively.

8. Corporate Indebtedness
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
As of March 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At March 31, 2016, the effective interest rate was 1.68% for the revolving credit facility and 1.89% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2016, the facility fee was 25 basis points. As of March 31, 2016, we had $74.3 million of outstanding letters of credit, $775.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $750.7 million under the 2012 credit facility. At March 31, 2016 and December 31, 2015 the revolving credit facility had a carrying value of $766.7 million and $985.1 million, respectively, inclusive of net deferred financing costs. At March 31, 2016 and December 31, 2015, the term loan facility had a carrying value of $929.8 million and $929.5 million, respectively, inclusive of net deferred financing costs.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2016 Unpaid Principal Balance	March 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011(2)	$250,000	$249,827	$249,810	5.00%	5.03%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 17, 2015(2)	100,000	100,000	100,000	4.27%	4.27%	10	December 17, 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,827	$1,055,106
Deferred financing costs, net		(5,587)	(5,303)
		$794,240	$1,049,803
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2016 and 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage, 2012 credit facility and senior unsecured notes as of March 31, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2016	$3,566	$185,898	$—	$—	$—	189,464
2017	7,411	—	—	—	—	7,411
2018	7,799	—	—	—	250,000	257,799
2019	8,207	—	—	933,000	—	941,207
2020	8,637	—	775,000	—	250,000	1,033,637
Thereafter	22,786	441,594	—	—	300,000	764,380
	$58,406	$627,492	$775,000	$933,000	$800,000	$3,193,898

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Interest expense	$32,314	$28,861
Interest capitalized	(109)	(786)
Interest income	(4)	(7)
Interest expense, net	$32,201	$28,068
9. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million for both the three months ended March 31, 2016 and 2015. We also recorded expenses of $1.7 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.6 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.6 million for both the three months ended March 31, 2016 and 2015.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of March 31, 2016, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Greene Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Greene Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2015, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At March 31, 2016 the carrying amount and fair value of the derivative remained at zero.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

11. Partners' Capital
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
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
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
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt and preferred equity investments	$1,378,616	(1)	$1,670,020	(1)

Fixed rate debt	$1,329,827	$1,439,061	$1,585,106	$1,663,078
Variable rate debt	1,863,898	1,866,381	2,150,424	2,164,673
	$3,193,725	$3,305,442	$3,735,530	$3,827,751
______________________________________________________________________

(1)
At March 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.4 billion and $1.5 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
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
As of March 31, 2016, the Company had designated an interest swap agreement on $30.0 million of the 2012 credit facility. The following table summarizes the notional and fair value of our derivative financial instrument at March 31, 2016 based on Level 2 inputs. The notional value is an indication of the extent of our involvement in that instrument at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	$(109)
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of March 31, 2016 and December 31, 2015, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $1.9 million and $2.0 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $0.5 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2016	2015		2016	2015		2016	2015
		(as adjusted)			(as adjusted)			(as adjusted)
Interest Rate Swap	$(12)	$(68)	Interest expense	$232	$249	Interest expense	$2	$1

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

14. Commitments and Contingencies
Legal Proceedings
As of March 31, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member Belmont may borrow funds from the FHLBNY in the form of secured advances. Belmont’s membership will terminate in February 2017 at which point Belmont will be required to repay all funds borrowed. As of March 31, 2016 certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. If Belmont or SL Green are unable to repay the advances upon the termination of Belmont’s membership, the maximum potential amount of future payments the Company could be required to make under the secured advances is $250.8 million. The Company incurred approximately $4.6 million of costs in conjunction with pledging assets as collateral under the FHLBNY. These costs were reimbursed to the Company by Belmont.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of March 31, 2016 (in thousands):

Non-cancellable operating leases
Remaining 2016	$15,356
2017	20,586
2018	20,586
2019	20,586
2020	20,586
Thereafter	328,088
Total minimum lease payments	$425,788
15. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.
Selected results of operations for the three months ended March 31, 2016 and 2015, and selected asset information as of March 31, 2016 and December 31, 2015, regarding our operating segments are as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2016
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
March 31, 2016	$184,484	$55,180	$239,664
March 31, 2015, as adjusted	173,046	41,622	214,668
Income from continuing operations:
Three months ended:
March 31, 2016	$52,197	$20,003	$72,200
March 31, 2015, as adjusted	46,109	8,820	54,929
Total assets
As of:
March 31, 2016	$7,024,264	$1,644,765	$8,669,029
December 31, 2015	6,892,079	1,941,238	8,833,317
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our 2012 revolving credit facility and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

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
As of March 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	95.0%
	Retail(2)(3)	5	352,892	96.2%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.2%
Suburban	Office	19	3,287,800	83.1%
	Retail	1	52,000	100.0%
		20	3,339,800	83.4%
Total commercial properties		43	12,353,591	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	95.2%
Total portfolio		43	12,576,446	92.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).

Critical Accounting Policies
Refer to our 2015 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2016.

Results of Operations
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
The following section compares the results of operations for the three months ended March 31, 2016 to the three months ended March 31, 2015. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2016	2015	$ Change	% Change
		(as adjusted)
Rental revenue, net	$159,618	$149,395	$10,223	6.8%
Escalation and reimbursement	24,316	22,931	1,385	6.0%
Investment income	55,180	41,622	13,558	32.6%
Other income	550	720	(170)	(23.6)%
Total revenues	$239,664	$214,668	$24,996	11.6%

Property operating expenses	84,420	82,328	2,092	2.5%
Transaction related costs	178	(63)	241	(382.5)%
Marketing, general and administrative	184	103	81	78.6%
	84,782	82,368	2,414	2.9%

Net operating income	154,882	132,300	22,582	17.1%

Interest expense and amortization of financing costs, net of interest income	(34,341)	(30,021)	(4,320)	14.4%
Depreciation and amortization	(50,798)	(49,428)	(1,370)	2.8%
Equity in net income from unconsolidated joint venture	2,457	2,127	330	15.5%
Loss on early extinguishment of debt	—	(49)	49	(100.0)%
Net income	$72,200	$54,929	$17,271	31.4%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy and rents ($10.2 million) and the acquisition of 110 Greene Street ($2.5 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($2.4 million), and the sale of 140-150 Grand Street in the fourth quarter of 2015 ($1.2 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.4 million).
Occupancy in our Manhattan office operating properties was 95.0% at March 31, 2016 compared to 91.6% at March 31, 2015. Occupancy in our Suburban office operating properties was 83.1% at March 31, 2016 compared to 78.3% at March 31, 2015. At March 31, 2016, approximately 3.7% and 10.0% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2016. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 13.0% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 7.7% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 13.0% lower than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 8.4% higher than the existing in-place fully escalated rents.
Investment Income
Investment income increased primarily as a result of accelerated recognition of income on the early repayment of certain debt positions ($10.2 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($2.7 million), partially offset by lower repairs and maintenance costs ($0.4 million).

Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of increased borrowings on the 2012 credit facility ($3.0 million).
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of 635 Sixth Ave being placed into service during the second quarter of 2015 ($0.7 million).
Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

(1)	cash flow from operations;

(2)	cash on hand;

(3)	borrowings under the 2012 credit facility;

(4)	other forms of secured or unsecured financing;

(5)	net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

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
Cash and cash equivalents were $62.4 million and $50.9 million at March 31, 2016 and 2015, respectively, representing a increase of $11.5 million. The increase was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
		(as adjusted)
Net cash provided by operating activities	$65,037	$74,934	$(9,897)
Net cash provided by (used in) investing activities	$169,928	$(161,441)	$331,369
Net cash (used in) provided by financing activities	$(222,548)	$102,667	$(325,215)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At March 31, 2016, our operating portfolio was 92.0% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, we received cash primarily for the following investing activities (in thousands):

Additions to land, buildings and improvements	$(3,312)
Escrowed cash—capital improvements	(220)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	345
Net proceeds from disposition of real estate/joint venture interest	22,316
Other investments	9,640
Origination of preferred equity investments	57,301
Repayments or redemption of preferred equity investments	245,299
Increase in net cash provided by investing activities	$331,369
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $12.8 million for the three months ended March 31, 2015 compared to $16.2 million for the three months ended March 31, 2016. The increase in capital expenditures relate primarily to increased redevelopment activity and build-out of space for tenants.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the three months ended March 31, 2016, when compared to the three months ended March 31, 2015, we used cash for the following financing activities (in thousands):

Repayments of mortgages and other loans payable	$152,474
Proceeds from credit facility and senior unsecured notes	(145,000)
Repayments of credit facility and senior unsecured notes	(464,308)
Distributions to noncontrolling interests in other partnerships	39
Contributions from common unitholder	1,118,051
Distributions to common unitholder	(1,041,226)
Other obligations related to loan participations	51,500
Deferred loan costs and capitalized lease obligation	3,255
Decrease in net cash used in financing activities	$(325,215)
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
As of March 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31,

2016, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At March 31, 2016, the effective interest rate was 1.68% for the revolving credit facility and 1.89% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2016, the facility fee was 25 basis points. As of March 31, 2016, we had $74.3 million of outstanding letters of credit, $775.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $750.7 million under the 2012 credit facility.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2016 Unpaid Principal Balance	March 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011(2)	250,000	249,827	249,810	5.00%	5.03%	7	August 15, 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
December 17, 2015(2)	100,000	100,000	100,000	4.27%	4.27%	10	December 17, 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,827	$1,055,106
Deferred financing costs, net		$(5,587)	$(5,303)
		$794,240	$1,049,803
__________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2016 and 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would have increased our annual interest cost, net of interest income from variable rate preferred equity investments, by approximately $9.3 million.
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
We have $1.3 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of March 31, 2016 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 357 basis points.
Contractual Obligations
Refer to our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2016.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $16.0 million of recurring capital expenditures and $73.6 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of income, was $0.8 million for both the three months ended March 31, 2016 and 2015. We also recorded expenses of $1.7 million and $1.9 million for the three months ended March 31, 2016 and 2015 , respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.6 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
Insurance
SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2016. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $386.0 million per occurrence, including terrorism, for our residential properties and expires January 31, 2018. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2016 and January 31, 2017 and cover our commercial and residential properties, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.6 million for both the three months ended March 31, 2016 and 2015.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2015 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: May 16, 2016