Form 10-Q
period 2016-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2016-08-15
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

As of August 15, 2016, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,851,014	$1,877,492
Building and improvements	4,513,116	4,477,073
Building leasehold and improvements	1,073,678	1,073,678
	7,437,808	7,428,243
Less: accumulated depreciation	(1,347,204)	(1,267,598)
	6,090,604	6,160,645
Cash and cash equivalents	73,143	50,026
Restricted cash	41,029	39,433
Tenant and other receivables, net of allowance of $5,384 and $5,593 in 2016 and 2015, respectively	31,905	35,256
Related party receivables	90,000	90,000
Deferred rents receivable, net of allowance of $15,015 and $14,788 in 2016 and 2015, respectively	227,914	217,730
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,329 and $18,759 in 2016 and 2015, respectively	1,357,181	1,670,020
Investments in unconsolidated joint ventures	148,001	100,192
Deferred costs, net of accumulated amortization of $71,418 and $64,812 in 2016 and 2015, respectively	118,189	114,449
Other assets	414,822	355,566
Total assets	$8,592,788	$8,833,317
Liabilities
Mortgages and other loans payable, net	$627,346	$745,728
Revolving credit facility, net	277,420	985,055
Term loan and senior unsecured notes, net	1,724,585	1,979,317
Accrued interest payable	14,447	18,396
Other liabilities	189,566	116,088
Accounts payable and accrued expenses	59,576	70,844
Deferred revenue	160,413	180,404
Deferred land leases payable	1,730	1,558
Dividends payable	807	807
Security deposits	39,880	39,007
Total liabilities	3,095,770	4,137,204
Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	5,000,482	4,201,872
Limited partner capital	—	—
Accumulated other comprehensive loss	(1,798)	(2,216)
Total ROP partner's capital	4,998,684	4,199,656
Noncontrolling interests in other partnerships	389,173	387,296
Total capital	5,387,857	4,586,952
Total liabilities and capital	$8,592,788	$8,833,317
The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(as adjusted)		(as adjusted)
Revenues
Rental revenue, net	$160,276	$153,082	$319,894	$302,477
Escalation and reimbursement	25,699	23,279	50,015	46,210
Investment income	44,586	45,338	99,766	86,960
Other income	1,197	12,932	1,747	13,652
Total revenues	231,758	234,631	471,422	449,299
Expenses
Operating expenses, including related party expenses of $2,995 and $4,582 in 2016 and $2,093 and $3,925 in 2015	38,809	38,652	80,770	81,170
Real estate taxes	37,302	35,180	74,526	69,704
Ground rent	5,235	5,184	10,470	10,470
Interest expense, net of interest income	26,443	27,656	58,644	55,724
Amortization of deferred financing costs	1,732	1,303	3,872	3,256
Depreciation and amortization	50,651	50,241	101,449	99,669
Transaction related costs	67	18	245	(45)
Marketing, general and administrative	265	161	449	264
Total expenses	160,504	158,395	330,425	320,212
Income from continuing operations before equity in net income from unconsolidated joint ventures, loss on sale of real estate, and loss on early extinguishment of debt	71,254	76,236	140,997	129,087
Equity in net income from unconsolidated joint ventures	3,666	2,154	6,123	4,281
Loss on sale of real estate	(6,899)	—	(6,899)	—
Loss on early extinguishment of debt	—	—	—	(49)
Income from continuing operations	68,021	78,390	140,221	133,319
Net income from discontinued operations	—	—	—	—
Net income	68,021	78,390	140,221	133,319
Net income attributable to noncontrolling interests in other partnerships	(2,062)	(6,378)	(2,074)	(6,928)
Preferred units dividend	(955)	—	(1,910)	—
Net income attributable to ROP common unitholder	$65,004	$72,012	$136,237	$126,391

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(as adjusted)		(as adjusted)
Net income attributable to ROP common unitholder	$65,004	$72,012	$136,237	$126,391
Other comprehensive income:
Change in net unrealized gain on derivative instruments	198	220	418	404
Comprehensive income attributable to ROP common unitholder	$65,202	$72,232	$136,655	$126,795

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2015	$4,201,872	$—	$387,296	$(2,216)	$4,586,952
Contributions	2,797,191	—	—	—	2,797,191
Distributions	(2,134,818)	—	(197)	—	(2,135,015)
Net income	136,237	—	2,074	—	138,311
Other comprehensive income (loss)	—	—	—	418	418
Balance at June 30, 2016	$5,000,482	$—	$389,173	$(1,798)	$5,387,857

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
		(as adjusted)
Operating Activities
Net income	140,221	133,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,321	102,925
Equity in net income from unconsolidated joint venture	(6,123)	(4,281)
Distributions of cumulative earnings from unconsolidated joint ventures	4,376	4,280
Loss on sale of real estate	6,899	—
Loss on early extinguishment of debt	—	49
Deferred rents receivable	(10,411)	(10,260)
Other non-cash adjustments	(21,545)	(27,685)
Changes in operating assets and liabilities:
Restricted cash—operations	(8,721)	702
Tenant and other receivables	3,560	(6,030)
Deferred lease costs	(12,573)	(25,470)
Other assets	(3,855)	(7,136)
Accounts payable, accrued expenses and other liabilities	(4,196)	1,357
Deferred revenue and land leases payable	(7,591)	(1,769)
Net cash provided by operating activities	185,362	160,001
Investing Activities
Additions to land, buildings and improvements	(53,065)	(34,144)
Escrowed cash—capital improvements	368	388
Distributions from unconsolidated joint ventures	(797)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	615	10
Net proceeds from disposition of real estate/joint venture interest	42,316	—
Other investments	4,974	357
Origination of debt and preferred equity investments	(227,482)	(387,216)
Repayments or redemption of preferred equity investments	418,371	109,784
Net cash provided by (used in) investing activities	185,300	(310,821)
Financing Activities
Proceeds from mortgages and other loans payable	—	106,421
Repayments of mortgages and other loans payable	(119,165)	(220,000)
Proceeds from credit facility and senior unsecured notes	700,000	1,055,000
Repayments of credit facility and senior unsecured notes	(1,664,308)	(735,007)
Distributions to noncontrolling interests in other partnerships	(197)	(558)
Contributions from noncontrolling interests in other partnerships	—	6,124
Contributions from common unitholder	2,797,191	1,191,587
Distributions to common and preferred unitholders	(2,136,728)	(1,267,739)
Other obligations related to loan participations	76,500	25,000
Deferred loan costs and capitalized lease obligation	(838)	(4,533)
Net cash (used in) provided by financing activities	(347,545)	156,295
Net increase in cash and cash equivalents	23,117	5,475
Cash and cash equivalents at beginning of period	50,026	34,691
Cash and cash equivalents at end of period	$73,143	$40,166

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	8,973	5,845
Deferred leasing payable	677	6,915
Change in fair value of hedge	200	226
Transfer to assets held for sale	—	138,421
Transfer to liabilities related to assets held for sale	—	5,770
Exchange of debt investment for equity in joint venture	68,581	—
Removal of fully depreciated commercial real estate properties	8,281	—

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2016
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.70% owned by SL Green Realty Corp., or SL Green, as of June 30, 2016. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of June 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.6%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.8%
Suburban	Office	19	3,287,800	81.6%
	Retail	1	52,000	100.0%
		20	3,339,800	81.9%
Total commercial properties		43	12,353,591	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	92.8%
Total portfolio		43	12,576,446	92.0%

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of June 30, 2016, we held debt and preferred equity investments with a book value of $1.7 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principals generally

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

accepted in the Unites States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2016 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The consolidated balance sheet at December 31, 2015 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principals generally accepted in the Unites States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 are $1.4 billion and $0.3 billion, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 are $493.6 million and none, respectively, collateralized by the real estate assets of the related consolidated VIEs.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at June 30, 2016.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above- and below-market leases and origination costs associated with the in-place

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

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
We recognized an increase of $3.8 million, $7.8 million, $6.9 million, and $12.6 million in rental revenue for the three and six months ended June 30, 2016 and 2015, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Identified intangible assets (included in other assets):
Gross amount	$306,575	$307,824
Accumulated amortization	(244,350)	(235,040)
Net	$62,225	$72,784
Identified intangible liabilities (included in deferred revenue):
Gross amount	$517,657	$523,228
Accumulated amortization	(359,258)	(346,857)
Net	$158,399	$176,371
Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2016.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

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
Interest income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
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
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria for sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2016 and 2015.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at June 30, 2016. For the three months ended June 30, 2016, 14.9%, 9.6%, 8.2%, 7.7%, 7.4%, 7.0%, 6.7% and 6.6% of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 125 Park Avenue and 555 West 57th Street, respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

Accounting Standards Updates
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective for all entities for fiscal years beginning after 15 December 2016 and interim periods within those years. Early adoption is permitted in any interim or annual period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of June 30, 2016 and December 31, 2015, $22.8 million and $25.4 million, respectively of deferred debt issuance costs, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

In April 2016, the FASB amended its new revenue recognition guidance on identifying performance obligations to allow entities to disregard items that are immaterial and clarify when a good or service is separately identifiable (ASU 2016-10).
In May 2016, the FASB issued implementation guidance relating to transition, collectability, noncash consideration and presentation matters (ASU 2016-12).
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
3. Property Acquisition
We did not acquire any properties during the three or six months ended June 30, 2016.
4. Property Disposition
Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2016:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Loss on Sale (in millions)
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
5. Debt and Preferred Equity Investments
During the six months ended June 30, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $255.0 million and $386.2 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $567.9 million and $109.8 million during the six months ended June 30, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Certain debt investments that were participated out but did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of June 30, 2016 and December 31, 2015, we held the following debt investments, with an aggregate weighted average current yield of 9.55% at June 30, 2016 (in thousands):

Loan Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan	$—	$165,000	$72,271	$72,102	October 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	189,380	104,661	March 2017
Mezzanine Loan(3a)	10,000	502,100	55,988	41,115	June 2017
Mortgage Loan(4)	—	—	26,284	26,262	February 2019
Mortgage Loan	—	—	447	513	August 2019
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(3b)	—	89,527	19,939	19,936	November 2023
Mezzanine Loan(3c)	—	115,000	12,921	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(5)	—	—	—	49,691

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

Loan Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Jr. Mortgage Participation(6)	—	—	—	49,000
Other(6)(7)	—	—	—	23,510
Other(6)(7)	—	—	—	66,183
Total fixed rate	$10,000	$2,090,627	$410,730	$511,389
Floating Rate Investments:
Mortgage/Mezzanine Loan(8)	—	—	105,278	94,901	October 2016
Mezzanine Loan	—	360,000	99,811	99,530	November 2016
Mezzanine Loan	8,459	136,384	52,827	49,751	December 2016
Mezzanine Loan	281	39,201	13,761	13,731	December 2016
Mortgage/Mezzanine Loan(3d)	43,572	—	137,150	134,264	January 2017
Mezzanine Loan	1,127	118,949	28,796	28,551	January 2017
Mezzanine Loan(3e)(9)	—	40,000	15,212	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	32,679	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,919	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,931	16,901	September 2017
Mortgage/Mezzanine Loan	4,234	—	19,607	19,282	October 2017
Mezzanine Loan	—	60,000	14,931	14,904	November 2017
Mezzanine Loan(3f)	—	85,000	15,011	29,505	December 2017
Mezzanine Loan(3g)	—	65,000	14,542	28,563	December 2017
Mortgage/Mezzanine Loan(3h)	795	—	14,998	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,880	19,846	April 2018
Mezzanine Loan	—	175,000	34,785	34,725	April 2018
Jr. Mortgage Participation/Mezzanine Loan(3i)	—	55,000	10,512	20,510	July 2018
Mortgage/Mezzanine Loan(10)	523	20,523	10,829	31,210	August 2018
Mezzanine Loan	2,325	45,025	34,318	—	October 2018
Mezzanine Loan	—	33,000	26,812	26,777	December 2018
Mezzanine Loan	4,560	156,383	54,731	52,774	December 2018
Mezzanine Loan	23,456	217,202	55,217	49,625	December 2018
Mezzanine Loan	6,383	16,383	5,363	—	January 2019
Mezzanine Loan	—	38,000	21,869	21,845	March 2019
Mezzanine Loan	—	265,000	24,646	—	April 2019
Mezzanine Loan(11)	—	—	—	22,625
Mezzanine Loan(12)	—	—	—	74,700
Mezzanine Loan(13)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan(6)	—	—	—	18,395
Mezzanine Loan(14)	—	—	—	40,346
Total floating rate	$95,715	$1,966,050	$903,415	$1,116,455
Total	$105,715	$4,056,677	$1,314,145	$1,627,844

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amount that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting: (a) $41.3 million, (b) $5.0 million, (c) $12.0 million, (d) $36.3 million, (e) $14.5 million, (f) $14.6 million, (g) $14.1 million, (h) $5.1 million and (i) $10.0 million.

(4)	In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(5)	In April 2016, we closed on an option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(6)	These loans were repaid in March 2016.

(7)	These loans were collateralized by defeasance securities.

(8)	In April 2016, the maturity date was extended to October 2016.

(9)	In March 2016, the mortgage was sold.

(10)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(11)	This loan was repaid in June 2016.

(12)	This loan was repaid in May 2016.

(13)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(14)	These loans were repaid in February 2016.

Preferred Equity Investments
As of June 30, 2016 and December 31, 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 7.97% at June 30, 2016 (in thousands):

Type	June 30, 2016 Future Funding Obligations	June 30, 2016 Senior Financing	June 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity	$—	$71,486	$9,974	$9,967	March 2018
Preferred equity	4,779	59,966	33,062	32,209	November 2018
	$4,779	$131,452	$43,036	$42,176

(1)	Carrying value is net of deferred origination fees.
At June 30, 2016 and December 31, 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at June 30, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $168.6 million and $168.3 million at June 30, 2016 and December 31, 2015, respectively. No financing receivables were 90 days past due at June 30, 2016.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2016 none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of June 30, 2016:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
76 11th Avenue(2)	Oxford/Vornado	33.33%	36.58%	764,000	March 2016	138,240

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interests.

(2)
The joint venture owns two mezzanine notes secured by interests in the entity that owns 76 11th Avenue. The difference between our ownership interest and our economic interest results from our right to 50% of the total exit fee while each of our partners is entitled to receive 25% of the total exit fee.

Acquisition, Development and Construction Arrangement
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2016 and December 31, 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

Loan Type	June 30, 2016	December 31, 2015	Maturity Date
Mezzanine loan and preferred equity	$100,000	$99,936	March 2017
	$100,000	$99,936
Sale of Joint Venture Interest or Property
We did not sell any joint venture interest or property during the six months ended June 30, 2016.
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2016	December 31, 2015
Floating Rate Debt:
131-137 Spring Street	August 2020	1.99%	$141,000	$141,000
Total joint venture mortgages and other loans payable			$141,000	$141,000
Deferred financing costs, net			(4,524)	(5,077)
Total joint venture mortgages and other loans payable, net			$136,476	$135,923

(1)	Effective weighted average interest rate for the three months ended June 30, 2016, taking into account interest rate hedges in effect during the period.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets
Commercial real estate property, net	$282,520	$285,689
Debt and preferred equity investments, net	243,177	99,936
Other assets	18,891	16,897
Total assets	$544,588	$402,522
Liabilities and members' equity
Mortgages and other loans payable, net	$136,476	$135,923
Other liabilities	23,685	25,462
Members' equity	384,427	241,137
Total liabilities and members' equity	$544,588	$402,522
Company's investments in unconsolidated joint ventures	$148,001	$100,192

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and six months ended June 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Total revenues	$16,946	$2,159	$23,883	$4,292
Operating expenses	804	5	1,178	5
Real estate taxes	565	—	848	—
Interest expense, net of interest income	1,409	—	2,107	—
Amortization of deferred financing costs	554	—	831	—
Transaction related costs	—	—	—	6
Depreciation and amortization	4,202	—	6,303
Total expenses	$7,534	$5	$11,267	$11
Net income	$9,412	$2,154	$12,616	$4,281
Company's equity in net income from unconsolidated joint ventures	3,666	2,154	6,123	4,281
7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2016 and December 31, 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2016	December 31, 2015
Fixed Rate Debt:
919 Third Avenue(2)	June 2023	5.12%	$500,000	$500,000
Floating Rate Debt:
Master Repurchase Agreement	July 2016	3.59%	134,259	253,424
Total mortgages and other loans payable			$634,259	$753,424
Deferred financing costs, net of amortization			(6,913)	(7,696)
Total mortgages and other loans payable, net			$627,346	$745,728

(1)	Effective weighted average interest rate for the three months ended June 30, 2016.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At June 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.8 billion and $2.0 billion, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

In July 2016, we entered into a new Master Repurchase Agreement, with a maximum facility capacity of $300.0 million that bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. The new MRA has an initial maturity date of July 2018, with an extension term of one additional year.
8. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At June 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2016, the effective interest rate was 1.69% for the revolving credit facility and 1.85% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2016, the facility fee was 25 basis points.
As of June 30, 2016, we had $73.6 million of outstanding letters of credit, $285.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At June 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $277.4 million and $985.1 million, respectively, net of deferred financing costs. At June 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $930.0 million and $929.5 million, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2016 Unpaid Principal Balance	June 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011(2)	$250,000	$249,845	$249,810	5.00%	5.00%	7	August 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015(2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,845	$1,055,106
Deferred financing costs, net		(5,260)	(5,303)
		$794,585	$1,049,803

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2016 and 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgages and other loans payable, 2012 credit facility and senior unsecured notes as of June 30, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2016	$3,566	$134,259	$—	$—	$—	137,825
2017	7,411	—	—	—	—	7,411
2018	7,799	—	—	—	250,000	257,799
2019	8,207	—	—	933,000	—	941,207
2020	8,637	—	285,000	—	250,000	543,637
Thereafter	22,786	441,594	—	—	300,000	764,380
	$58,406	$575,853	$285,000	$933,000	$800,000	$2,652,259

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$26,773	$27,982	$59,087	$56,843
Interest capitalized	(328)	(321)	(437)	(1,107)
Interest income	(2)	(5)	(6)	(12)
Interest expense, net	$26,443	$27,656	$58,644	$55,724
9. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $1.7 million for both the three and six months ended June 30, 2016 and 2015. We also recorded expenses, inclusive of capitalized expenses, of $3.1 million, $4.8 million, $2.1 million and $4.0 million for the three and six months ended June 30, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million, $5.4 million, $2.5 million and $4.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million, $3.0 million, $1.7 million and $3.3 million for the three and six months ended June 30, 2016 and 2015.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of June 30, 2016, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Greene Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Greene Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2015, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At June 30, 2016 the carrying amount and fair value of the derivative remained at zero.
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
June 30, 2016
(unaudited)

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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt and preferred equity investments	$1,357,181	(1)	$1,670,020	(1)

Fixed rate debt	$1,799,844	$1,940,517	$1,585,106	$1,663,078
Variable rate debt	852,259	855,754	2,150,424	2,164,673
	$2,652,103	$2,796,271	$3,735,530	$3,827,751

(1)
At June 30, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.4 billion and $1.5 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of June 30, 2016, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of June 30, 2016 and December 31, 2015, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $1.8 million and $2.0 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

estimate that approximately $0.4 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of operations for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2016	2015		2016	2015		2016	2015
		(as adjusted)			(as adjusted)			(as adjusted)
Interest Rate Swap	$(1)	$(27)	Interest expense	$199	$250	Interest expense	$1	$1
The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of operations for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2016	2015		2016	2015		2016	2015
		(as adjusted)			(as adjusted)			(as adjusted)
Interest Rate Swap	$(13)	$(95)	Interest expense	$431	$499	Interest expense	$3	$2
14. Commitments and Contingencies
Legal Proceedings
As of June 30, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member Belmont may borrow funds from the FHLBNY in the form of secured advances. Belmont’s membership will terminate in February 2017 at which point Belmont will be required to repay all funds borrowed. As of June 30, 2016 certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. If Belmont or SL Green are unable to repay the advances upon the termination of Belmont’s membership, the maximum potential amount of future payments the Company could be required to make under the secured advances is $229.0 million. The Company incurred approximately $4.6 million of costs in conjunction with pledging assets as collateral under the FHLBNY. These costs were reimbursed to the Company by Belmont.
Environmental Matters
The Company believes that its properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of our properties were sold.
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of June 30, 2016 (in thousands):

Non-cancellable operating leases
Remaining 2016	$10,272
2017	20,586
2018	20,586
2019	20,586
2020	20,586
Thereafter	328,088
Total minimum lease payments	$420,704
15. Segment Information
We are engaged in all aspects of property ownership and management including investment, leasing, operations, capital improvements, development, redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the three and six months ended June 30, 2016 and 2015, and selected asset information as of June 30, 2016 and December 31, 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
June 30, 2016	$183,596	$48,162	$231,758
June 30, 2015, as adjusted	187,140	47,491	234,631
Six months ended:
June 30, 2016	$365,728	$105,694	$471,422
June 30, 2015, as adjusted	$358,059	$91,240	$449,299
Income from continuing operations before loss on sale of real estate:
Three months ended:
June 30, 2016	$69,654	$5,266	$74,920
June 30, 2015, as adjusted	$78,199	$191	$78,390
Six months ended:
June 30, 2016	$132,791	$14,329	$147,120
June 30, 2015, as adjusted	$124,587	$8,732	$133,319

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2016
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total assets
As of:
June 30, 2016	$6,677,267	$1,915,521	$8,592,788
December 31, 2015	$6,892,079	$1,941,238	$8,833,317
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our 2012 revolving credit facility and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $0.3 million, $0.4 million, $0.2 million, and $0.3 million, for the three and six months ended June 30, 2016 and 2015, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

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
As of June 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.6%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	95.8%
Suburban	Office	19	3,287,800	81.6%
	Retail	1	52,000	100.0%
		20	3,339,800	81.9%
Total commercial properties		43	12,353,591	92.0%
Residential:
Manhattan	Residential(2)	—	222,855	92.8%
Total portfolio		43	12,576,446	92.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).
Critical Accounting Policies
Refer to our 2015 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months and six months ended June 30, 2016.

Results of Operation
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015
The following section compares the results of operations for the three months ended June 30, 2016 to the three months ended June 30, 2015. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2016	2015	$ Change	% Change
		(as adjusted)
Rental revenue, net	$160,276	$153,082	$7,194	4.7%
Escalation and reimbursement	25,699	23,279	2,420	10.4%
Investment income	44,586	45,338	(752)	(1.7)%
Other income	1,197	12,932	(11,735)	(90.7)%
Total revenues	231,758	234,631	(2,873)	(1.2)%

Property operating expenses	81,346	79,016	2,330	2.9%
Transaction related costs	67	18	49	272.2%
Marketing, general and administrative	265	161	104	64.6%
	81,678	79,195	2,483	3.1%

Net operating income	150,080	155,436	(5,356)	(3.4)%

Interest expense and amortization of financing costs, net of interest income	(28,175)	(28,959)	784	(2.7)%
Depreciation and amortization	(50,651)	(50,241)	(410)	0.8%
Equity in net income from unconsolidated joint venture	3,666	2,154	1,512	70.2%
Loss on sale of real estate	(6,899)	—	(6,899)	—%
Income from continuing operations	68,021	78,390	(10,369)	(13.2)%
Net income from discontinued operations	—	—	—	—%
Net income	$68,021	$78,390	$(10,369)	(13.2)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of the acquisitions of 110 Greene Street in July 2015 ($2.7 million), as well as increased occupancy at 125 Park Avenue ($2.2 million), and 810 Seventh Avenue ($1.4 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($2.0 million)
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($1.2 million) and higher utility recoveries ($1.2 million).
Occupancy in our Manhattan office operating properties was 96.1% at June 30, 2016 compared to 95.5% at June 30, 2015. Occupancy in our Suburban office operating properties was 81.6% at June 30, 2016 compared to 81.9% at June 30, 2015. At June 30, 2016, approximately 1.4% and 2.9% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2016. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 6.1% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 9.0% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 3.9% higher than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 7.0% higher than the existing in-place fully escalated rents.

Investment Income
Investment income decreased primarily as a result of a smaller portfolio of debt and preferred equity investments and lower weighted average yield during the three months ended June 2016. For the three months ended June 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.4 billion and 9.5%, respectively, compared to $1.7 billion and 10.2%, respectively, for the same period in 2015. As of June 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.4 years. This decrease was partially offset by accelerated recognition of income on the early repayment of certain debt positions ($4.9 million).
Other Income
Other income decreased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($11.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($1.8 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of the repayment of the senior unsecured notes that matured in March 2016 ($3.8 million) offset by increased borrowings on the revolving credit facility ($1.5 million), senior unsecured notes ($1.1 million), and term loan ($1.0 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016.
Loss on Sale of Real Estate
During the three months ended June 30, 2016 we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015
The following section compares the results of operations for the six months ended June 30, 2016 to the six months ended June 30, 2015. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2016	2015	$ Change	% Change
		(as adjusted)
Rental revenue, net	$319,894	$302,477	$17,417	5.8%
Escalation and reimbursement	50,015	46,210	3,805	8.2%
Investment income	99,766	86,960	12,806	14.7%
Other income	1,747	13,652	(11,905)	(87.2)%
Total revenues	471,422	449,299	22,123	4.9%

Property operating expenses	165,766	161,344	4,422	2.7%
Transaction related costs	245	(45)	290	(644.4)%
Marketing, general and administrative	449	264	185	70.1%
	166,460	161,563	4,897	3.0%

Net operating income	304,962	287,736	17,226	6.0%

Loss on early extinguishment of debt	—	(49)	49
Interest expense and amortization of financing costs, net of interest income	(62,516)	(58,980)	(3,536)	6.0%
Depreciation and amortization	(101,449)	(99,669)	(1,780)	1.8%
Equity in net income from unconsolidated joint venture	6,123	4,281	1,842	43.0%
Loss on sale of real estate	(6,899)	—	(6,899)	—%
Income from continuing operations	140,221	133,319	6,902	5.2%
Net income from discontinued operations	—	—	—	—%
Net income	$140,221	$133,319	$6,902

Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in occupancy and rents ($17.4 million), which is inclusive of 125 Park Avenue ($2.2 million), and 810 Seventh Avenue ($1.4 million), the acquisition of 110 Greene Street ($2.7 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($2.0 million), and the sale of 140-150 Grand Street in the fourth quarter of 2015 ($1.2 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($2.7 million) and higher utility recoveries ($0.6 million).
Occupancy in our Manhattan office operating properties was 96.1% at June 30, 2016 compared to 95.5% at June 30, 2015. Occupancy in our Suburban office operating properties was 81.6% at June 30, 2016 compared to 81.9% at June 30, 2015. At June 30, 2016, approximately 1.4% and 2.9% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2016. Based on our estimates, the current market asking rents on all our Manhattan operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 6.1% higher than the existing in-place fully escalated rents while the current market asking rents on all our Manhattan operating properties for leases that are scheduled to expire in future years would be approximately 9.0% higher than the existing in-place fully escalated rents. Based on our estimates, the current market asking rents on all our Suburban operating properties for leases that are expected to expire during the remainder of 2016 would be approximately 3.9% higher than the existing in-place fully escalated rents while the current market asking rents on all our Suburban operating properties for leases that are scheduled to expire in future years would be approximately 7.0% higher than the existing in-place fully escalated rents.
Investment Income

Investment income increased primarily as a result of accelerated recognition of income on the early repayment of certain debt positions ($14.7 million). This increase was partially offset by a lower invested balance and lower weighted average yield during the first six months of 2016. For the six months ended June 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.9%, respectively, compared to $1.7 billion and 10.3%, respectively, for the same period in 2015. As of June 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.4 years.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($4.3 million), partially offset by lower repairs and maintenance costs ($0.5 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of increased borrowings on the revolving credit facility ($3.3 million), senior unsecured notes ($2.1 million), and term loan ($2.0 million), offset by the repayment of the senior unsecured notes that matured in March 2016 ($3.8 million).
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of 110 Greene Street being placed into service during the third quarter of 2015 ($2.1 million), partially offset by the sale of 140 Grand Street in December of 2015.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016.
Loss on Sale of Real Estate
During the six months ended June 30, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).

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

Cash and cash equivalents were $73.1 million and $40.1 million at June 30, 2016 and 2015, respectively, representing a increase of $33.0 million. The increase was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
		(as adjusted)
Net cash provided by operating activities	$185,362	$160,001	$25,361
Net cash provided by (used in) investing activities	$185,300	$(310,821)	$496,121
Net cash (used in) provided by financing activities	$(347,545)	$156,295	$(503,840)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At June 30, 2016, our operating portfolio was 92.0% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, we received cash primarily for the following investing activities (in thousands):

Additions to land, buildings and improvements	$(18,921)
Escrowed cash—capital improvements	(20)
Distributions from unconsolidated joint ventures	$(797)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	605
Net proceeds from disposition of real estate/joint venture interest	$42,316
Other investments	4,617
Origination of preferred equity investments	$159,734
Repayments or redemption of preferred equity investments	308,587
Increase in net cash provided by investing activities	$496,121
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $34.1 million for the six months ended June 30, 2015 compared to $53.1 million for the six months ended June 30, 2016 and relates primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the six months ended June 30, 2016, when compared to the six months ended June 30, 2015, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(106,421)
Repayments of mortgages and other loans payable	100,835
Proceeds from credit facility and senior unsecured notes	(355,000)
Repayments of credit facility and senior unsecured notes	(929,301)
Distributions to noncontrolling interests in other partnerships	361
Contributions from noncontrolling interests in other partnerships	(6,124)
Contributions from common unitholder	1,605,604
Distributions to common and preferred unitholders	(868,989)
Other obligations related to loan participations	51,500
Deferred loan costs and capitalized lease obligation	3,695
Decrease in net cash used in financing activities	$(503,840)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.

Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $933.0 million term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At June 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2016, the effective interest rate was 1.69% for the revolving credit facility and 1.85% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2016, the facility fee was 25 basis points.
As of June 30, 2016, we had $73.6 million of outstanding letters of credit, $285.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At June 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $277.4 million and $985.1 million, respectively, net of deferred financing costs. At June 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $930.0 million and $929.5 million, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2016 Unpaid Principal Balance	June 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011(2)	250,000	249,845	249,810	5.00%	5.00%	7	August 2018
March 16, 2010(2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012(2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015(2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006(3)	—	—	255,296
	$800,000	$799,845	$1,055,106
Deferred financing costs, net		(5,260)	(5,303)
		$794,585	$1,049,803
__________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2016 and 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would have decreased our annual interest cost, net of interest income from variable rate debt, by approximately $0.9 million. At June 30, 2016, $1.1 billion of our $1.7 billion debt and preferred equity portfolio is indexed to LIBOR.
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
We have $1.8 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of June 30, 2016 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 310 basis points.
Contractual Obligations
Refer to our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2016.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $6.3 million of recurring capital expenditures and $31.4 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $1.7 million for both the three and six months ended June 30, 2016 and 2015. We also recorded expenses, inclusive of capitalized expenses, of $3.1 million, $4.8 million, $2.1 million and $4.0 million for the three and six months ended June 30, 2016 and 2015, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million, $5.4 million, $2.5 million and $4.9 million for the three and six months ended June 30, 2016 and 2015, respectively.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million, $3.0 million, $1.7 million, and $3.3 million for the three and six months ended June 30, 2016 and 2015.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended June 30, 2016 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: August 15, 2016