Form 10-Q
period 2016-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2016-11-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

As of November 14, 2016, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,806,919	$1,877,492
Building and improvements	4,592,396	4,477,073
Building leasehold and improvements	1,073,678	1,073,678
	7,472,993	7,428,243
Less: accumulated depreciation	(1,395,371)	(1,267,598)
	6,077,622	6,160,645
Cash and cash equivalents	66,196	50,026
Restricted cash	42,673	39,433
Tenant and other receivables, net of allowance of $5,423 and $5,593 in 2016 and 2015, respectively	32,622	35,256
Related party receivables	—	90,000
Deferred rents receivable, net of allowance of $17,046 and $14,788 in 2016 and 2015, respectively	231,464	217,730
Debt and preferred equity investments, net of discounts and deferred origination fees of $14,631 and $18,759 in 2016 and 2015, respectively	1,453,234	1,670,020
Investments in unconsolidated joint ventures	173,010	100,192
Deferred costs, net of accumulated amortization of $74,736 and $64,812 in 2016 and 2015, respectively	121,890	114,449
Other assets	417,922	355,566
Total assets	$8,616,633	$8,833,317
Liabilities
Mortgages and other loans payable, net	$626,139	$745,728
Revolving credit facility, net	—	985,055
Term loan and senior unsecured notes, net	1,974,124	1,979,317
Accrued interest payable	10,968	18,396
Other liabilities	164,509	116,088
Accounts payable and accrued expenses	60,113	70,844
Related party payables	23,808	—
Deferred revenue	176,586	180,404
Deferred land leases payable	1,772	1,558
Dividends payable	754	807
Security deposits	40,009	39,007
Total liabilities	3,078,782	4,137,204
Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	5,040,392	4,201,872
Limited partner capital	—	—
Accumulated other comprehensive loss	(1,708)	(2,216)
Total ROP partner's capital	5,038,684	4,199,656
Noncontrolling interests in other partnerships	390,006	387,296
Total capital	5,428,690	4,586,952
Total liabilities and capital	$8,616,633	$8,833,317
The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue, net	$166,456	$159,381	$486,350	$461,858
Escalation and reimbursement	28,158	25,870	78,173	72,080
Investment income	75,715	49,660	175,481	136,620
Other income	1,007	2,740	2,754	16,392
Total revenues	271,336	237,651	742,758	686,950
Expenses
Operating expenses, including related party expenses of $1,169 and $5,752 in 2016 and $2,605 and $6,530 in 2015	43,549	41,397	124,319	122,567
Real estate taxes	38,900	37,448	113,426	107,152
Ground rent	5,266	5,236	15,736	15,706
Interest expense, net of interest income	24,723	31,132	83,367	86,856
Amortization of deferred financing costs	2,081	2,418	5,953	5,674
Depreciation and amortization	57,916	51,490	159,365	151,159
Transaction related costs	98	2,887	343	2,842
Marketing, general and administrative	156	102	605	366
Total expenses	172,689	172,110	503,114	492,322
Income from continuing operations before equity in net income from unconsolidated joint ventures, gain (loss) on sale of real estate, depreciable real estate reserve, unrealized loss on embedded derivatives and loss on early extinguishment of debt	98,647	65,541	239,644	194,628
Equity in net income from unconsolidated joint ventures	4,276	2,296	10,399	6,576
Gain (loss) on sale of real estate	—	101,069	(6,899)	101,069
Depreciable real estate reserves	—	(9,998)	—	(9,998)
Unrealized loss on embedded derivative	—	(1,800)	—	(1,800)
Loss on early extinguishment of debt	—	—	—	(49)
Income from continuing operations	102,923	157,108	243,144	290,426
Net income from discontinued operations	—	—	—	—
Net income	102,923	157,108	243,144	290,426
Net income attributable to noncontrolling interests in other partnerships	(1,279)	(293)	(3,353)	(7,223)
Preferred units dividend	(955)	(743)	(2,865)	(743)
Net income attributable to ROP common unitholder	$100,689	$156,072	$236,926	$282,460

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to ROP common unitholder	$100,689	$156,072	$236,926	$282,460
Other comprehensive income:
Change in net unrealized gain on derivative instruments	90	222	508	626
Comprehensive income attributable to ROP common unitholder	$100,779	$156,294	$237,434	$283,086

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2015	$4,201,872	$—	$387,296	$(2,216)	$4,586,952
Contributions	4,023,919	—	—	—	4,023,919
Distributions	(3,422,325)	—	(643)	—	(3,422,968)
Net income	236,926	—	3,353	—	240,279
Other comprehensive income	—	—	—	508	508
Balance at September 30, 2016	$5,040,392	$—	$390,006	$(1,708)	$5,428,690

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$243,144	$290,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,318	156,833
Equity in net income from unconsolidated joint venture	(10,399)	(6,576)
Distributions of cumulative earnings from unconsolidated joint ventures	7,286	6,435
Loss (gain) on sale of real estate	6,899	(101,069)
Loss on early extinguishment of debt	—	49
Depreciable real estate reserve	—	9,998
Deferred rents receivable	(15,992)	(14,613)
Other non-cash adjustments	(38,249)	(53,453)
Changes in operating assets and liabilities:
Restricted cash—operations	(10,365)	(987)
Tenant and other receivables	2	(10,246)
Deferred lease costs	(22,447)	(31,986)
Other assets	(26,934)	(26,514)
Accounts payable, accrued expenses and other liabilities	(4,736)	8,561
Deferred revenue and land leases payable	9,956	9,567
Net cash provided by operating activities	303,483	236,425
Investing Activities
Acquisitions of real estate properties	—	(109,633)
Additions to land, buildings and improvements	(82,895)	(58,374)
Escrowed cash—capital improvements	368	388
Investments in unconsolidated joint venture	(24,961)	(988)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,028	28,158
Net proceeds from disposition of real estate/joint venture interest	42,316	216,592
Other investments	16,066	(7,177)
Origination of debt and preferred equity investments	(555,089)	(461,257)
Repayments or redemption of preferred equity investments	667,251	372,084
Net cash provided by (used in) investing activities	64,084	(20,207)
Financing Activities
Proceeds from mortgages and other loans payable	$383	$300,018
Repayments of mortgages and other loans payable	(119,165)	(234,510)
Proceeds from credit facility and senior unsecured notes	1,260,300	2,130,000
Repayments of credit facility and senior unsecured notes	(2,259,608)	(1,466,007)
Distributions to noncontrolling interests in other partnerships	(643)	(1,280)
Contributions from noncontrolling interests in other partnerships	—	9,400
Contributions from common unitholder	4,137,727	2,338,277
Distributions to common and preferred unitholders	(3,425,243)	(3,297,066)
Other obligations related to loan participations	59,150	25,000
Deferred loan costs and capitalized lease obligation	(4,298)	(9,025)
Net cash used in financing activities	(351,397)	(205,193)
Net increase in cash and cash equivalents	16,170	11,025
Cash and cash equivalents at beginning of period	50,026	34,691
Cash and cash equivalents at end of period	$66,196	$45,716

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$8,973	$5,160
Deferred leasing payable	2,949	7,668
Change in fair value of hedge	208	13,909
Transfer to assets held for sale	—	22,494
Transfer to liabilities related to assets held for sale	—	94
Deconsolidation of a subsidiary	—	27,435
Issuance of SL Green common stock to a consolidated joint venture	—	10,000
Contribution of notes receivable from the common unit holder	—	90,000
Issuance of preferred units through a subsidiary	—	109,161
Contributions from a noncontrolling interest in other partnerships	—	22,278
Exchange of debt investment for equity in joint venture	68,581	—
Removal of fully depreciated commercial real estate properties	8,516	—
Settlement of related party receivable with SL Green common stock	90,000	—
Issuance of related party payable for SL Green common stock	23,808	—

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2016
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.71% owned by SL Green Realty Corp., or SL Green, as of September 30, 2016. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of September 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	96.6%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.7%
Suburban	Office	19	3,287,800	82.6%
	Retail	1	52,000	100.0%
		20	3,339,800	82.9%
Total commercial properties		43	12,353,591	93.0%
Residential:
Manhattan	Residential(2)	—	222,855	94.0%
Total portfolio		43	12,576,446	93.0%

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of September 30, 2016, we held debt and preferred equity investments with a book value of $1.8 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2016 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 are $1.4 billion and $0.3 billion, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 are $493.8 million and none, respectively, collateralized by the real estate assets of the related consolidated VIEs.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at September 30, 2016.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of the above- and below-market leases and origination costs associated with the in-place

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
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
We recognized an increase of $8.1 million and $15.9 million in rental revenue for the three and nine months ended September 30, 2016, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized an increase of $8.3 million, and $20.9 million in rental revenue for the three and nine months ended September 30, 2015, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Identified intangible assets (included in other assets):
Gross amount	$311,830	$307,824
Accumulated amortization	(248,463)	(235,040)
Net	$63,367	$72,784
Identified intangible liabilities (included in deferred revenue):
Gross amount	$524,793	$523,228
Accumulated amortization	(362,197)	(346,857)
Net	$162,596	$176,371
Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2016.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and nine months ended September 30, 2016 and 2015.
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at September 30, 2016. For the three months ended September 30, 2016, 13.3%, 12.6%, 8.2%, 6.5%, 6.3%, 5.9%, 5.7% and 5.7% of our share of annualized cash rent was attributable to 919 Third Avenue, 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street and 125 Park Avenue respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

Accounting Standards Updates
In August 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective for all entities for fiscal years beginning after 15 December 2016 and interim periods within those years. Early adoption is permitted in any interim or annual period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of September 30, 2016 and December 31, 2015, $24.1 million and $25.4 million, respectively of deferred debt issuance costs, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
In February 2015, the FASB issued guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The Company adopted the guidance effective January 1, 2016. Under the revised guidance, certain entities, including the Operating Partnership, now qualify as variable interest entities while some of our entities originally classified as variable interest entities no longer meet the criteria.  The change in designation did not have a material impact on our consolidated financial statements and did not change the consolidation conclusion on these entities.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
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
3. Property Acquisition
We did not acquire any properties during the three or nine months ended September 30, 2016.
4. Property Disposition
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2016:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Loss on Sale (in millions)
7 International Drive	May 2016	Land	31 Acres	20.0	(6.9)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
5. Debt and Preferred Equity Investments
During the nine months ended September 30, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $590.4 million and $464.9 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $807.2 million and $372.1 million during the nine months ended September 30, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Certain debt investments that were participated out but did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of September 30, 2016 and December 31, 2015, we held the following debt investments, with an aggregate weighted average current yield of 9.29% at September 30, 2016 (in thousands):

Loan Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Jr. Mortgage Participation/Mezzanine Loan	$—	$1,109,000	$189,250	$104,661	March 2017
Mezzanine Loan (3a)	5,000	502,100	61,059	41,115	June 2017
Mortgage Loan (4)	—	—	26,297	26,262	February 2019
Mortgage Loan	—	—	414	513	August 2019

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

Loan Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan (3b)	—	88,944	12,691	19,936	November 2023
Mezzanine Loan (3c)	—	115,000	12,923	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan (5)	—	—	—	72,102
Mezzanine Loan (6)	—	—	—	49,691
Jr. Mortgage Participation (7)	—	—	—	49,000
Other (7)(8)	—	—	—	23,510
Other (7)(8)	—	—	—	66,183
Total fixed rate	$5,000	$1,925,044	$336,134	$511,389
Floating Rate Investments:
Mezzanine Loan	—	360,000	99,945	99,530	November 2016
Mezzanine Loan	7,939	144,008	53,405	49,751	December 2016
Mezzanine Loan	281	39,201	11,024	13,731	December 2016
Mortgage/Mezzanine Loan (3d)	40,086	—	140,920	134,264	January 2017
Mezzanine Loan	1,127	118,949	28,834	28,551	January 2017
Mezzanine Loan (3e)(9)	—	40,000	15,290	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	32,763	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,939	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,946	16,901	September 2017
Mortgage/Mezzanine Loan	4,038	—	19,834	19,282	October 2017
Mezzanine Loan	—	60,000	14,944	14,904	November 2017
Mezzanine Loan (3f)	—	85,000	15,075	29,505	December 2017
Mezzanine Loan (3g)	—	65,000	14,598	28,563	December 2017
Mortgage/Mezzanine Loan (3h)	795	—	15,024	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,896	19,846	April 2018
Mezzanine Loan	—	175,000	34,814	34,725	April 2018
Mortgage/Mezzanine Loan (10)	523	24,818	10,846	31,210	August 2018
Mortgage Loan	—	—	19,815	—	August 2018
Mezzanine Loan	—	65,000	14,862	—	August 2018
Mezzanine Loan	—	—	14,599	—	September 2018
Mezzanine Loan	2,325	45,025	34,411	—	October 2018
Mezzanine Loan	—	33,000	26,831	26,777	December 2018
Mezzanine Loan	4,097	156,383	55,264	52,774	December 2018
Mezzanine Loan	18,883	246,758	59,917	49,625	December 2018
Mezzanine Loan	6,383	16,383	5,387	—	January 2019
Mezzanine Loan	—	38,000	21,880	21,845	March 2019
Mezzanine Loan	—	265,000	24,677	—	April 2019
Mortgage/Jr. Mortgage Participation Loan	34,500	180,740	64,549	—	August 2019
Mezzanine Loan	2,500	187,500	37,307	—	September 2019
Mortgage/Mezzanine Loan	87,620	—	107,060	—	September 2019
Jr. Mortgage Participation/Mezzanine Loan	—	30,000	15,599	—	July 2021
Mortgage/Mezzanine Loan (11)	—	—	—	94,901

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

Loan Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Jr. Mortgage Participation/Mezzanine Loan (5)	—	—	—	20,510
Mezzanine Loan (12)	—	—	—	22,625
Mezzanine Loan (13)	—	—	—	74,700
Mezzanine Loan (14)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	18,395
Mezzanine Loan (15)	—	—	—	40,346
Total floating rate	$211,097	$2,415,765	$1,069,255	$1,116,455
Total	$216,097	$4,340,809	$1,405,389	$1,627,844

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amount that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting: (a) $41.3 million, (b) $5.0 million, (c) $12.0 million, (d) $36.3 million, (e) $14.5 million, (f) $14.6 million, (g) $14.1 million, and (h) $5.1 million.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(5)	These loans were repaid in July 2016

(6)	In April 2016, we closed on an option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(7)	These loans were repaid in March 2016.

(8)	These loans were collateralized by defeasance securities.

(9)	In March 2016, the mortgage was sold.

(10)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(11)	This loan was repaid in September 2016.

(12)	This loan was repaid in June 2016.

(13)	This loan was repaid in May 2016.

(14)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(15)	This loan was repaid in February 2016.

Preferred Equity Investments
As of September 30, 2016 and December 31, 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 7.32% at September 30, 2016 (in thousands):

Type	September 30, 2016 Future Funding Obligations	September 30, 2016 Senior Financing	September 30, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity	$—	$71,486	$9,978	$9,967	March 2018
Preferred equity	—	59,034	37,867	32,209	November 2018
	$—	$130,520	$47,845	$42,176

(1)	Carrying value is net of deferred origination fees.
At September 30, 2016 and December 31, 2015, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at September 30, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $149.6 million and $168.3 million at September 30, 2016 and December 31, 2015, respectively. No financing receivables were 90 days past due at September 30, 2016.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2016 none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of September 30, 2016:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price (1) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
76 11th Avenue (2)	Oxford/Vornado	33.33%	36.58%	764,000	March 2016	138,240

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interests.

(2)
The joint venture owns two mezzanine notes secured by interests in the entity that owns 76 11th Avenue. The difference between our ownership interest and our economic interest results from our right to 50% of the total exit fee while each of our partners is entitled to receive 25% of the total exit fee.

Acquisition, Development and Construction Arrangement
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2016 and December 31, 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	September 30, 2016	December 31, 2015	Maturity Date
Mezzanine Loan and Preferred Equity	$100,000	$99,936	March 2017
Mezzanine Loan	24,119	—	July 2036 (1)
	$124,119	$99,936

(1)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interest or Property
We did not sell any joint venture interest or property during the nine months ended September 30, 2016.
Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
Floating Rate Debt:
131-137 Spring Street	August 2020	2.04%	$141,000	$141,000
Total joint venture mortgages and other loans payable			$141,000	$141,000
Deferred financing costs, net			(4,247)	(5,077)
Total joint venture mortgages and other loans payable, net			$136,753	$135,923

(1)	Effective weighted average interest rate for the three months ended September 30, 2016, taking into account interest rate hedges in effect during the period.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016	December 31, 2015
Assets
Commercial real estate property, net	$281,014	$285,689
Debt and preferred equity investments, net	270,831	99,936
Other assets	17,080	16,897
Total assets	$568,925	$402,522
Liabilities and members' equity
Mortgages and other loans payable, net	$136,753	$135,923
Other liabilities	23,080	25,462
Members' equity	409,092	241,137
Total liabilities and members' equity	$568,925	$402,522
Company's investments in unconsolidated joint ventures	$173,010	$100,192
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2016 and 2015, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$3,707	$6,316	$27,590	$10,608
Operating expenses	(175)	380	1,003	386
Real estate taxes	33	530	881	530
Interest expense, net of interest income	37	421	2,144	421
Amortization of deferred financing costs	—	171	831	171
Transaction related costs	—	1,507	—	3,299
Depreciation and amortization	—	3,293	6,303	1,507
Total expenses	$(105)	$6,302	$11,162	$6,314
Net income	$3,812	$14	$16,428	$4,294
Company's equity in net income from unconsolidated joint ventures	4,276	2,296	10,399	6,576

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2016 and December 31, 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	September 30, 2016	December 31, 2015
Fixed Rate Debt:
919 Third Avenue (2)	June 2023	5.12%	$500,000	$500,000
Floating Rate Debt:
Master Repurchase Agreement	July 2018	3.01%	134,642	253,424
Total mortgages and other loans payable			$634,642	$753,424
Deferred financing costs, net of amortization			(8,503)	(7,696)
Total mortgages and other loans payable, net			$626,139	$745,728

(1)	Effective weighted average interest rate for the three months ended September 30, 2016.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.
Master Repurchase Agreement
The Master Repurchase Agreement, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At September 30, 2016 and December 31, 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.6 billion and $2.0 billion, respectively.
8. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of September 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At September 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2016, the effective interest rate was 1.73% for the revolving credit facility and 1.90% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2016, the facility fee was 25 basis points.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

As of September 30, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At September 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.9) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At September 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2016 Unpaid Principal Balance	September 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,862	$249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,862	$1,055,106
Deferred financing costs, net		(4,942)	(5,303)
		$794,920	$1,049,803

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2016 and 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgages and other loans payable, 2012 credit facility and senior unsecured notes as of September 30, 2016, including as-of-right extension options and put options, were as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2016	$—	$—	$—	$—	$—	$—
2017	—	—	—	—	—	—
2018	—	134,642	—	—	250,000	384,642
2019	—	—	—	1,183,000	—	1,183,000
2020	—	—	—	—	250,000	250,000
Thereafter	—	500,000	—	—	300,000	800,000
	$—	$634,642	$—	$1,183,000	$800,000	$2,617,642

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$25,087	$31,136	$84,175	$87,980
Interest capitalized	(362)	—	(799)	(1,107)
Interest income	(2)	(4)	(9)	(17)
Interest expense, net	$24,723	$31,132	$83,367	$86,856
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2016 and 2015.
We also recorded expenses for these services, inclusive of capitalized expenses, of $1.2 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, (excluding services provided directly to tenants), and $2.7 million and $6.7 million for the three and nine months ended September 30, 2015, respectively.
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million and $8.2 million, for the three and nine months ended September 30, 2016, respectively. The amount was $2.4 million and $7.4 million for three and nine months ended September 30, 2015, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 2016. We incurred insurance expense of approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2015.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of September 30, 2016, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Greene Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Greene Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2015, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At September 30, 2016 the carrying amount and fair value of the derivative remained at zero.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

The following table provides the carrying value and fair value of these financial instruments as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Debt and preferred equity investments	$1,453,234	(2)	$1,670,020	(2)

Fixed rate debt	$2,099,862	$2,236,309	$1,585,106	$1,663,078
Variable rate debt	517,642	529,550	2,150,424	2,164,673
	$2,617,504	$2,765,859	$3,735,530	$3,827,751

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.6 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2016 and December 31, 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of September 30, 2016, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of September 30, 2016 and December 31, 2015, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was approximately $1.7 million and $2.0 million, respectively.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of operations for the three months ended September 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swap	$—	$(30)	Interest expense	$90	$252	Interest expense	$—	$1
The following table presents the effect of our derivative financial instrument that is designated and qualify as a hedging instrument on the consolidated statements of operations for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Amount of Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2016	2015		2016	2015		2016	2015
Interest Rate Swap	$(13)	$(125)	Interest expense	$521	$751	Interest expense	$3	$3
14. Commitments and Contingencies
Legal Proceedings
As of September 30, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. Belmont’s membership will terminate in February 2017 at which point Belmont will be required to repay all funds borrowed. As of September 30, 2016, certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. If Belmont or SL Green are unable to repay the advances upon the termination of Belmont’s membership, the maximum potential amount of future payments the Company could be required to make under the secured advances is $229.0 million. The Company incurred approximately $4.1 million of costs in conjunction with pledging assets as collateral under the FHLBNY. These costs were reimbursed to the Company by Belmont.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
(unaudited)

Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of September 30, 2016 (in thousands):

Non-cancellable operating leases
Remaining 2016	$5,147
2017	20,586
2018	20,586
2019	20,586
2020	20,586
Thereafter	328,088
Total minimum lease payments	$415,579
15. Segment Information
We are engaged in all aspects of property ownership and management including investment, leasing, operations, capital improvements, development, redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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
Selected results of operations for the three and nine months ended September 30, 2016 and 2015, and selected asset information as of September 30, 2016 and December 31, 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2016	$191,494	$79,842	$271,336
September 30, 2015	182,290	55,361	237,651
Six months ended:
September 30, 2016	551,788	190,970	742,758
September 30, 2015	536,154	150,796	686,950
Income from continuing operations before gain (loss) on sale of real estate, depreciable real estate reserves, and unrealized loss on embedded derivative:
Three months ended:
September 30, 2016	$96,743	$6,180	$102,923
September 30, 2015	44,645	23,192	67,837
Six months ended:
September 30, 2016	229,179	20,864	250,043
September 30, 2015	159,895	41,309	201,204
Total assets
As of:
September 30, 2016	$6,835,004	$1,781,629	$8,616,633
December 31, 2015	6,998,477	1,834,840	8,833,317

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2016
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
We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. For the three and nine months ended September 30, 2016, marketing, general and administrative expenses totaled $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2015, marketing, general and administrative expenses totaled $0.1 million and $0.4 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of September 30, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	96.6%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.7%
Suburban	Office	19	3,287,800	82.6%
	Retail	1	52,000	100.0%
		20	3,339,800	82.9%
Total commercial properties		43	12,353,591	93.0%
Residential:
Manhattan	Residential(2)	—	222,855	94.0%
Total portfolio		43	12,576,446	93.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).
Critical Accounting Policies
Refer to our 2015 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months and nine months ended September 30, 2016.

Results of Operation
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
The following section compares the results of operations for the three months ended September 30, 2016 to the three months ended September 30, 2015. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2016	2015	$ Change	% Change

Rental revenue, net	$166,456	$159,381	$7,075	4.4%
Escalation and reimbursement	28,158	25,870	2,288	8.8%
Investment income	75,715	49,660	26,055	52.5%
Other income	1,007	2,740	(1,733)	(63.2)%
Total revenues	271,336	237,651	33,685	14.2%

Property operating expenses	87,715	84,081	3,634	4.3%
Transaction related costs	98	2,887	(2,789)	(96.6)%
Marketing, general and administrative	156	102	54	52.9%
	87,969	87,070	899	1.0%

Operating income	183,367	150,581	32,786	21.8%

Interest expense and amortization of deferred financing costs, net of interest income	(26,804)	(33,550)	6,746	(20.1)%
Depreciation and amortization	(57,916)	(51,490)	(6,426)	12.5%
Equity in net income from unconsolidated joint venture	4,276	2,296	1,980	86.2%
Gain on sale of real estate	—	101,069	(101,069)	(100.0)%
Depreciable real estate reserves	—	(9,998)	9,998	(100.0)%
Unrealized loss on embedded derivative	—	(1,800)	1,800	(100.0)%
Income from continuing operations	102,923	157,108	(54,185)	(34.5)%
Net income from discontinued operations	—	—	—	—%
Net income	$102,923	$157,108	$(54,185)	(34.5)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our same store properties ($6.6 million), the acquisition of 110 Greene Street in July of 2015 ($5.1 million), and increased revenues at 752 Madison Avenue resulting from a lease renewal in the fourth quarter of 2015 ($3.4 million). These increases were partially offset by decreased revenues at 115 Spring Street as a result of the accelerated recognition of non-cash deferred income upon terminating the retail lease at the property in August 2015 ($2.6 million), and the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($1.0 million).
Escalation and reimbursement revenue increased primarily as a result of higher operating cost recoveries ($0.9 million), as well as higher real estate tax recoveries ($0.7 million).
Occupancy in our Manhattan office operating properties increased to 96.6% at September 30, 2016 compared to 95.8% at September 30, 2015. Occupancy in our Suburban office operating properties increased to 82.6% at September 30, 2016 compared to 81.5% at September 30, 2015.

Investment Income
For the three months ended September 30, 2016 investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by lower weighted average yield and balance during the three months ended September 30, 2016. For the three months ended September 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.4%, respectively, compared to $1.6 billion and 10.1%, respectively, for the same period in 2015. As of September 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.6 years.
Other Income
Other income decreased primarily as a result of a lease buyout received at 125 Park Avenue in 2015 ($1.7 million), and a lease termination fee received at 919 Third Avenue in 2015 ($1.1 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($1.9 million).
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of a lower weighted average balance of the 2012 revolving credit facility ($5.6 million). The weighted average consolidated debt balance outstanding was $2.6 billion for the three months ended September 30, 2016. The weighted average interest rate was 3.85% for the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 110 Greene Street in July of 2015 ($6.9 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($1.3 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($1.5 million).
Gain on sale of real estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable real estate reserves
During the three months ended September 30, 2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015
The following section compares the results of operations for the nine months ended September 30, 2016 to the nine months ended September 30, 2015. Any assets sold or held for sale are excluded from income from continuing operations.

(in thousands)	2016	2015	$ Change	% Change

Rental revenue, net	$486,350	$461,858	$24,492	5.3%
Escalation and reimbursement	78,173	72,080	6,093	8.5%
Investment income	175,481	136,620	38,861	28.4%
Other income	2,754	16,392	(13,638)	(83.2)%
Total revenues	742,758	686,950	55,808	8.1%

Property operating expenses	253,481	245,425	8,056	3.3%
Transaction related costs	343	2,842	(2,499)	(87.9)%
Marketing, general and administrative	605	366	239	65.3%
	254,429	248,633	5,796	2.3%

Operating income	488,329	438,317	50,012	11.4%

Interest expense and amortization of financing costs, net of interest income	(89,320)	(92,530)	3,210	(3.5)%
Depreciation and amortization	(159,365)	(151,159)	(8,206)	5.4%
Equity in net income from unconsolidated joint venture	10,399	6,576	3,823	58.1%
(Loss) gain on sale of real estate	(6,899)	101,069	(107,968)	(106.8)%
Depreciable real estate reserves	—	(9,998)	9,998	(100.0)%
Unrealized loss on embedded derivative	—	(1,800)	1,800	(100.0)%
Loss on early extinguishment of debt	—	(49)	49	(100.0)%
Income from continuing operations	243,144	290,426	(47,282)	(16.3)%
Net income from discontinued operations	—	—	—	—%
Net income	$243,144	$290,426	$(47,282)	(16.3)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our same store properties ($26.2 million), the acquisition of 110 Greene Street in July 2015 ($10.3 million), and increased rental revenue at 752 Madison Avenue resulting from a lease renewal in the fourth quarter of 2015 ($10.1 million). These increases were partially offset by decreased revenues at 115 Spring Street as a result of the accelerated recognition of non-cash deferred income upon terminating the retail lease at the property in 2015 ($5.4 million), and the sale of 140-150 Grand Street in the fourth quarter of 2015 ($2.4 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($3.2 million), as well as operating cost recoveries ($2.0 million).
Occupancy in our Manhattan office operating properties increased to 96.6% at September 30, 2016 compared to 95.8% at September 30, 2015. Occupancy in our Suburban office operating properties increased to 82.6% at September 30, 2016 compared to 81.5% at September 30, 2015.
Investment Income
Investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by a lower weighted average yield and balance during the first nine months of 2016. For the nine months ended September 30, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.8%, respectively, compared to $1.6 billion and 10.2%, respectively, for the same period in 2015. As of September 30, 2016, the debt and preferred equity investments had a weighted average term to maturity of 1.6 years.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($6.7 million).

Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of a higher weighted average balance of the master repurchase agreement ($4.1 million), offset by a lower weighted average balance of the 2012 revolving credit facility ($2.6 million). The weighted average consolidated debt balance outstanding was $3.1 billion for the nine months ended September 30, 2016. The weighted average interest rate was 3.57% for the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of the acquisition of 110 Greene Street in the third quarter of 2015 ($9.0 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($2.1 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($3.2 million).
(Loss) Gain on Sale of Real Estate
During the nine months ended September 30, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million). During the nine months ended September 30, 2015, we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million).
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
Cash and cash equivalents were $66.2 million and $45.7 million at September 30, 2016 and 2015, respectively, representing a increase of 20.5 million. The increase was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$303,483	$236,425	$67,058
Net cash provided by (used in) investing activities	$64,084	$(20,207)	$84,291
Net cash used in financing activities	$(351,397)	$(205,193)	$(146,204)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At September 30, 2016, our operating portfolio was 92.7% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, we received cash primarily for the following investing activities (in thousands):

Acquisitions of real estate properties	$109,633
Additions to land, buildings and improvements	(24,521)
Escrowed cash—capital improvements	(20)
Investments in unconsolidated joint venture	(23,973)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	(27,130)
Net proceeds from disposition of real estate/joint venture interest	(174,276)
Other investments	23,243
Origination of debt and preferred equity investments	(93,832)
Repayments or redemption of preferred equity investments	295,167
Increase in net cash provided by investing activities	$84,291
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $58.4 million for the nine months ended September 30, 2015 compared to $82.9 million for the nine months ended September 30, 2016 and relates primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$(299,635)
Repayments of mortgages and other loans payable	115,345
Proceeds from credit facility and senior unsecured notes	(869,700)
Repayments of credit facility and senior unsecured notes	(793,601)
Distributions to noncontrolling interests in other partnerships	637
Contributions from noncontrolling interests in other partnerships	(9,400)
Contributions from common unitholder	1,799,450
Distributions to common and preferred unitholders	(128,177)
Other obligations related to loan participations	34,150
Deferred loan costs and capitalized lease obligation	4,727
Increase in net cash used in financing activities	$(146,204)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.

Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of September 30, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At September 30, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2016, the effective interest rate was 1.73% for the revolving credit facility and 1.90% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2016, the facility fee was 25 basis points.
As of September 30, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At September 30, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.9) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At September 30, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2016 and December 31, 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2016 Unpaid Principal Balance	September 30, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011 (2)	250,000	249,862	249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,862	$1,055,106
Deferred financing costs, net		(4,942)	(5,303)
		$794,920	$1,049,803
__________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2016 and 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would decrease our annual interest cost, net of interest income from variable rate debt, by approximately $6.1 million. At September 30, 2016, $1.2 billion of our $1.8 billion debt and preferred equity portfolio is indexed to LIBOR.
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
We have $2.1 billion of long term debt that bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of September 30, 2016 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 273 basis points.
Contractual Obligations
Refer to our 2015 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2016.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Preferred Equity Investments and Other Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2016, we expect to incur $2.5 million of recurring capital expenditures and $16.6 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing properties. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve-months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. An affiliate of ours has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.5 million for both the three and nine months ended September 30, 2016 and 2015.

We also recorded expenses for these services, inclusive of capitalized expenses, of $1.2 million and $6.0 million for the three and nine months ended September 30, 2016, respectively, (excluding services provided directly to tenants), and $2.7 million and $6.7 million for the three and nine months ended September 30, 2015, respectively.
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $2.8 million and $8.2 million for the three and nine months ended September 30, 2016, respectively. The amount was $2.4 million and $7.4 million for the three and nine months ended September 30, 2015, respectively.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.5 million, $4.4 million for the three and nine months ended September 30, 2016, respectively. We incurred insurance expense of approximately $1.7 million and $5.0 million for the three and nine months ended September 30, 2015.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended September 30, 2016 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposures to market risk have not changed materially since December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: November 14, 2016