Form 10-K
period 2016-12-31
RECKSON OPERATING PARTNERSHIP LP
filed 2017-03-10
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
As of March 9, 2017, no common units of limited partnership of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement of SL Green Realty Corp., the indirect parent of the Registrant, for its 2017 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Reckson Operating Partnership, L.P.

PART I

ITEM 1.    BUSINESS
General
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.84% owned by SL Green Realty Corp., or SL Green, as of December 31, 2016. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of December 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Buildings	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	96.4%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.5%
Suburban	Office	18	3,251,000	83.2%
	Retail	1	52,000	100.0%
		19	3,303,000	83.4%
Total commercial properties		42	12,316,791	93.0%
Residential:
Manhattan	Residential(2)	—	222,855	93.1%
Total portfolio		42	12,539,646	93.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2016, we also held debt, preferred equity and other investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2016, SL Green's corporate staff, inclusive of our staff, consisted of 307 persons, including 209 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. Our indirect parent entity, SL Green, maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on SL Green's website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Business and Growth Strategies
See Item 1 "Business—Business and Growth Strategies" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of SL Green's business and growth strategies.
Competition
See Item 1 "Business—Competition" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of SL Green's competition.
Manhattan Office Market Overview
See Item 1 "Business—Manhattan Office Market Overview" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of SL Green's Manhattan office market overview.
Industry Segments
See Item 1 "Business—Industry Segments" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of SL Green's industry segments.
Employees
See Item 1 "Business—Employees" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete description of SL Green's employees.

ITEM 1A.  RISK FACTORS
We encourage you to read "Item 1A—Risk Factors" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.
Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, and New Jersey, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service debt obligations and make distributions to SL Green.
The majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include a number of retail properties and multifamily residential properties. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service debt obligations and make distributions to SL Green. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and our ability to service debt obligations and to make distributions to SL Green.
We believe that job creation in the financial and professional services industries in New York City impacts our overall financial performance.  Both new leasing activity and overall asking rents could be negatively impacted by declining rates of job creation in the current or future periods.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2016, approximately 5.0 million square feet, representing approximately 44.8% of the rentable square feet, are scheduled to expire by December 31, 2021 at our consolidated properties and as of December 31, 2016, these leases had annualized escalated rent totaling $302.4 million. We also have leases with termination options beyond 2021. In addition, changes in space utilization by tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and make distributions to SL Green could be adversely affected.
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
Our interests in 461 Fifth Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, 919 Third Avenue, and 711 Third Avenue all in Manhattan, and 1055 Washington Boulevard, Stamford, Connecticut, are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The fee interest in the land at 919 Third Avenue is owned by SL Green.
The average remaining term of these long-term leases as of December 31, 2016, including our unilateral extension rights on each of the properties, is 39 years. Pursuant to the leasehold arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of the commercial office properties held through long-term leases or operating sublease interests at December 31, 2016 totaled $206.2 million, or 33.4%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will lose our right to operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments may result in higher rents that could adversely affect our financial condition and results of operation.
Adverse economic and geopolitical conditions in general and the commercial office markets in the New York Metropolitan area in particular could have a material adverse effect on our results of operations and financial condition and, consequently, our ability to service debt obligations and make distributions to SL Green.
Our business may be affected by volatility in the financial and credit markets and other market, economic, or political challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy accompanying the new administration and uncertainty in connection with any such changes. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the New York Metropolitan area, particularly in New York, New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings, located principally in midtown Manhattan, as compared to a more diversified real estate portfolio, if economic conditions deteriorate, then our results of operations, financial condition and ability to service debt obligations and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

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
Five of our properties, 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, and 810 Seventh Avenue accounted for 47.6% of our Portfolio annualized cash rent, and 1185 Avenue of the Americas alone accounted for 14.8% of our total annualized cash rent for office properties as of December 31, 2016.
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
Giving effect to leases in effect as of December 31, 2016 for consolidated properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.9% of our share of Portfolio annualized cash rent for office properties, with three tenants, Ralph Lauren Corporation, Debevoise & Plimpton, LLP and News America Incorporated, accounting for 4.7%, 3.8% and 2.6% of our share of total annualized cash rent for office properties, respectively. Our business and results of operations would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, or otherwise refused to pay rent in a timely fashion or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
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
Approximately 5.4% of our Portfolio of total annualized cash rent is generated by retail properties, principally in Manhattan. As a result, we are subject to risks that affect the retail environment generally, including the level of consumer spending, consumer confidence and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
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
ROP is insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 ("TRIPRA") (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $120.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015 (Trigger). Coinsurance under TRIPRA is 16%, increasing 1% per annum, as of December 31, 2015 (Coinsurance). There are no assurances TRIPRA will be further extended.
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
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. We may have less protection than with respect to the properties where we obtain coverage directly. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.
We face possible risks associated with natural disasters and the physical effects of climate change.
We are subject to risks associated with natural disasters and the physical effects of climate change, which can include storms, hurricanes and flooding, any of which could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy at our properties and requiring us to expend funds as we seek to repair and protect our properties against such risks. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgages, our 2012 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture property. We, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility.
The total principal amount of our outstanding consolidated indebtedness was $2.7 billion as of December 31, 2016, consisting of a $1.2 billion unsecured bank term loan, $799.9 million under our senior unsecured notes, and $684.6 million of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility portion of our 2012 credit facility. The $1.6 billion revolving credit facility portion of our 2012 credit facility currently matures in March 2020, which includes two six-month extension options. In the first quarter of 2015, we modified and extended the revolving credit facility from March 2018 to March 2020 and reduced the margin by 25 basis points. This modification took effect in the first quarter of 2015. As of December 31, 2016, the total principal amount of non-recourse indebtedness outstanding at our unconsolidated joint venture property was $141.0 million.
If we are unable to make payments under our 2012 credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2.00% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2012 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.
We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. At the present time, we intend to repay, refinance, or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to make distributions to SL Green.
Rising interest rates could adversely affect our cash flow.
Advances under our 2012 credit facility and our master repurchase agreement facility bear interest at a variable rate. Our consolidated variable rate borrowings totaled $567.6 million at December 31, 2016. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2012 credit facility, which consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan. Borrowings under our revolving credit facility and term loan bore interest at the 30-day LIBOR, plus spreads of 0.0125 basis points and 0.014 basis points, respectively, at December 31, 2016. As of December 31, 2016, the effective interest rate was 1.78% for the revolving credit facility and 1.96% for the term loan facility. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. At December 31, 2016, a hypothetical 100 basis point increase in interest rates across each of our consolidated variable interest rate instruments would decrease our annual interest costs, net of interest income from variable rate debt and preferred equity investments, by approximately $7.1 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to service debt and make distributions to SL Green.

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
Our credit rating and the credit ratings assigned to our debt securities could change based upon, among other things, our results of operations and financial condition. These ratings are subject to ongoing evaluation by credit rating agencies, and any rating could be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant such action. Moreover, these credit ratings are not recommendations to buy, sell or hold our securities. If any of the credit rating agencies that have rated our securities downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a “watch list” for a possible downgrading or lowering, or otherwise indicates that its outlook for that rating is negative, such action could have a material adverse effect on our costs and availability of funding, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to satisfy our debt service obligations and make distributions to SL Green.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held first mortgages, mezzanine loans, junior participations and preferred equity interests in 63 investments with an aggregate net book value of $2.0 billion including $0.3 billion of investments recorded in balance sheet line items other than the Debt and Preferred Equity Investments line item at December 31, 2016. Some of these instruments may be recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may, among other things, contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential. In addition, we may invest in mortgage-backed securities and other marketable securities.
We maintain and regularly evaluate the need for reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. As of December 31, 2016, we had no recorded reserves for possible credit losses. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance and our ability to service debt obligations and make distributions to SL Green.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2016, our unconsolidated joint ventures owned four properties and we had an aggregate cost basis in these joint ventures totaling $174.1 million. These include three acquisition, development and construction arrangements that are accounted under the equity method. None of the joint venture debt is recourse to us as of December 31, 2016.
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
Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future, which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to pay service debt and make distributions on to SL Green.
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
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Our company and our tenants accounted for 24.8% of Alliance's 2016 estimated total revenue, based on information provided to us by Alliance. While we believe that the contracts pursuant to which these services are provided were the result of arm's length negotiations, there can be no assurance that the terms of such agreements, or dealings between the parties during the performance of such agreements, will be as favorable to us as those which could be obtained from unaffiliated third parties providing comparable services under similar circumstances.
SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value our securities.
We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our or SL Green’s control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green’s gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to its stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green’s REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.
If SL Green fails to qualify as a REIT, the funds available for distribution to its stockholders would be substantially reduced as it would not be allowed a deduction for dividends paid to its stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates and it could be subject to the federal alternative minimum tax and possibly increased state and local taxes. Also, unless the IRS grants it relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which it first failed to qualify.
If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and ROP would therefore have less money available for investments or to service its debt obligations. This would likely have a significant adverse effect on the value of our securities. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
We may be subject to adverse legislative or regulatory tax changes
The rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on our parent company SL Green for it to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate raising money in the public debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist that effectively prevent us, or that prevent REITs in general, from accessing these markets. Moreover, additional debt financing may substantially increase our leverage.
Loss of our key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, the chief executive officer of SL Green and president of Wyoming Acquisition GP LLC, or WAGP, the sole general partner of ROP, and Andrew W. Mathias, the president of SL Green. These officers have employment agreements which expire in January 2019 and December 2017, respectively. A loss of the services of either of these individuals could adversely affect our operations.
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
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, affect our operations.
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
Forward-looking statements may prove inaccurate.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2016, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2016, we owned or held interests in 16 commercial office buildings encompassing approximately 8.5 million rentable square feet, located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2016, our portfolio also included ownership interests in 18 commercial office buildings encompassing approximately 3.3 million rentable square feet located in Brooklyn, Westchester County, Connecticut and New Jersey. We refer to these buildings as our Suburban properties. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2016, we also owned in Manhattan, a mixed-use residential and prime retail property encompassing approximately 492,987 square feet and a land interest encompassing approximately 197,654 square feet. As of December 31, 2016, we also held debt, preferred equity, and other investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, and residential properties and land interest in the portfolio as of December 31, 2016:

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
MANHATTAN OFFICE PROPERTIES
"Same Store"
110 East 42nd Street	1921	Grand Central	215,400	2%	92.0%	10,024,277	2%	24	$53.92
1185 Avenue of the Americas(4)	1969	Rockefeller Center	1,062,000	9	99.0	91,540,901	15	15	85.03
125 Park Avenue	1923/2006	Grand Central	604,245	5	99.9	40,541,210	7	25	63.87
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	5	87.9	39,528,575	6	34	76.19
304 Park Avenue South	1930	Midtown South	215,000	2	100.0	15,090,848	2	12	70.99
461 Fifth Avenue(4)	1988	Midtown	200,000	2	99.9	18,655,416	3	11	89.91
555 West 57th Street	1971	Midtown West	941,000	8	99.9	40,627,045	7	9	40.28
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	76.6	15,376,177	2	13	123.17
625 Madison Avenue(4)	1956/2002	Plaza District	563,000	5	98.8	59,212,718	10	25	102.95
635 Sixth Avenue	1902	Midtown South	104,000	1	100.0	8,979,247	2	2	95.22
641 Sixth Avenue	1902	Midtown South	163,000	1	100.0	13,670,136	2	7	80.60
711 Third Avenue	1955	Grand Central North	524,000	4	92.2	32,258,214	5	18	59.32
750 Third Avenue	1958/2006	Grand Central North	780,000	7	99.0	47,784,221	8	33	60.21
810 Seventh Avenue	1970	Times Square	692,000	6	93.6	44,995,971	7	47	65.72
919 Third Avenue(5)	1970	Grand Central North	1,454,000	12	100.0	97,465,047	8	8	65.16
Subtotal/ Weighted Average			8,239,645	70%	97.1%	$575,750,003	85%	283
"Non Same Store"
110 Green Street	1908/1920	Soho	223,600	2%	69.3%	9,681,581	1%	58	$76.70
Subtotal/ Weighted Average			223,600	2%	69.3%	$9,681,581	86%	58
Total / Weighted Average Manhattan Office Properties			8,463,245	72%	94.9%	$585,431,584	86%	341

SUBURBAN OFFICE PROPERTIES
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	5%	70.4%	$9,976,658	2%	31	$26.62
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	96.1	4,355,388	1	13	27.29
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	49.5	1,611,104	—	10	23.48

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percent of Portfolio Rentable Square Feet	Percent Occupied (1)	Annualized Cash Rent (2)	Percent of Portfolio Annualized Cash Rent	Number of Tenants	Annualized Cash Rent Per Leased Square Foot (3)
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	2	66.0	4,248,251	1	11	26.37
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	2	95.8	5,885,344	1	9	25.82
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	2	97.8	5,373,160	1	7	27.22
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	3	98.4	14,466,326	2	21	37.97
Westchester, NY Subtotal/Weighted Average			2,005,000	17%	81.9%	$45,916,231	8%	102
680 Washington Boulevard (5)	1989	Stamford, Connecticut	133,000	1	87.0	5,224,048	—	9	45.69
750 Washington Boulevard (5)	1989	Stamford, Connecticut	192,000	2	95.0	7,867,284	1	9	43.15
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	2	66.5	4,555,476	1	19	36.27
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	91.3	4,324,770	1	27	34.73
Connecticut Subtotal/Weighted Average			650,400	6%	85.4%	$21,971,578	3%	64
125 Chubb Way	2008	Lyndhurst, New Jersey	278,000	2%	73.3%	$4,734,427	1%	7	$24.40
New Jersey Subtotal/Weighted Average			278,000	2%	73.3%	$4,734,427	1%	7
16 Court Street	1927-1928	Brooklyn, New York	317,600	3%	95.2%	$13,042,385	2%	67	$42.86
Brooklyn Subtotal/Weighted Average			317,600	3%	95.2%	$13,042,385	2%	67
Total / Weighted Average Suburban Office Properties			3,251,000	28%	83.2%	$85,664,621	14%	240
Portfolio Grand Total / Weighted Average			11,714,245	100%	92.7%	$671,096,205	100%	581
Portfolio Grand Total—ROP share of Annualized Cash Rent						$616,688,773
PRIME RETAIL
102 Greene Street	1910	SoHo	9,200	2%	54.3%	$600,000	2%	1	$152.79
115 Spring Street	1900	SoHo	5,218	1	100.0	2,800,000	8	1	536.60
131-137 Spring Street - 20.0%	1891	SoHo	68,342	16	93.9	12,041,005	7	9	187.84
315 West 33rd Street - The Olivia	2000	Penn Station	270,132	64	100.0	14,903,527	41	10	55.17
752 Madison Avenue	1996/2012	Plaza District	21,124	5	100.0	13,597,351	37	1	643.49
Williamsburg Terrace	2010	Brooklyn, New York	52,000	12	100.0	1,791,476	5	3	34.43
Total/Weighted Average Retail Properties			426,016	100%	98.0%	$45,733,359	100%	25
LAND
635 Madison Avenue		Plaza District	176,530	100%	100.0%	3,677,574	100%
Total/Weighted Average Land Properties			176,530	100%	100.0%	$3,677,574	100%

RESIDENTIAL PROPERTY	SubMarket	Usable Sq. Feet	Total Units	Percent Occupied(1)	Annualized Cash Rent(2)	Average Monthly Rent Per Unit (6)
315 West 33rd Street - The Olivia	Penn Station	222,855	333	93.1%	$15,319,536	$4,131
____________________________________________________________________

(1)	Excludes leases signed but not yet commenced as of December 31, 2016.

(2)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2016 will reduce cash rent by $9.9 million for our properties.

(3)	Annualized Cash Rent Per Leased Square Foot represents Annualized Cash Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)	We hold a leasehold interest in this property.

(5)	We own a 51% interest in this joint venture asset.

(6)	Calculated based on occupied units.

Historical Occupancy
Historically SL Green has achieved consistently higher occupancy rates in its Manhattan portfolio as compared to the overall midtown markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2016	94.9%	90.0%	92.2%
December 31, 2015	94.2%	90.9%	91.3%
December 31, 2014	95.3%	89.4%	91.6%
December 31, 2013	94.3%	88.3%	89.1%
December 31, 2012	94.3%	89.1%	90.0%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

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

Historically SL Green has achieved consistently higher occupancy rates in its Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Leased Occupancy Rate of Westchester Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Leased Occupancy Rate of Connecticut Operating Portfolio(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2016	81.9%	75.1%	87.5%	73.7%
December 31, 2015	77.5%	76.0%	84.1%	79.9%
December 31, 2014	78.8%	76.6%	83.6%	75.7%
December 31, 2013	78.1%	79.4%	80.5%	74.7%
December 31, 2012	79.2%	78.5%	80.7%	73.7%
____________________________________________________________________

(1)	Includes leases signed but not yet commenced as of the relevant date in the wholly-owned and joint venture properties owned by SL Green.

(2)	Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2021, the average annual lease expirations at our Manhattan operating properties is expected to be approximately 0.7 million square feet representing an average annual expiration rate of approximately 8.4% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following table sets forth a schedule of the annual lease expirations at our Manhattan operating properties, with respect to leases in place as of December 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there no tenant bankruptcies or other tenant defaults):

Manhattan Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017(4)	48	324,332	3.8%	$19,774,278	3.4%	$60.97
2018	35	385,164	4.6	35,830,315	6.1	93.03
2019	34	793,517	9.4	58,639,593	10.0	73.90
2020	36	820,892	9.7	59,607,453	10.2	72.61
2021	46	1,259,426	14.9	83,706,966	14.3	66.46
2022	23	612,895	7.3	40,867,651	7.0	66.68
2023	19	628,662	7.4	35,419,718	6.1	56.34
2024	10	133,521	1.6	11,687,308	2.0	87.53
2025	23	533,810	6.3	51,300,009	8.8	96.10
2026 & thereafter	77	2,960,544	35.0	188,598,291	32.2	63.70
Total/weighted average	351	8,452,763	100.0%	$585,431,582	100.0%	$69.26
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2016 will reduce cash rent by $5.1 million for the properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 22,000 square feet and annualized cash rent of $1.2 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.
Leases in our Suburban portfolio, as at many other suburban operating properties, typically have an initial term of five to ten years. For the five years ending December 31, 2021, the average annual lease expirations at our Suburban operating properties is expected to be approximately 0.3 million square feet, representing an average annual expiration rate of approximately 10.6% per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban operating properties with respect to leases in place as of December 31, 2016 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Operating Properties Year of Lease Expiration	Number of Expiring Leases(1)	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet	Annualized Cash Rent of Expiring Leases(2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(3)
2017(4)	27	127,075	4.8%	$4,646,234	5.4%	$36.56
2018	35	229,773	8.7	7,864,983	9.1	34.23
2019	40	446,768	17.0	12,905,913	14.9	28.89
2020	24	245,929	9.4	9,308,651	10.8	37.85
2021	32	381,475	14.5	12,543,179	14.5	32.88
2022	19	86,402	3.3	3,533,849	4.1	40.90
2023	14	141,176	5.4	4,503,599	5.2	31.90
2024	13	199,386	7.6	6,809,238	7.9	34.15
2025	11	121,100	4.6	4,194,917	4.9	34.64
2026 & thereafter	27	650,132	24.7	20,087,411	23.2	30.90
Total/weighted average	242	2,629,216	100.0%	$86,397,974	100.0%	$32.86
____________________________________________________________________

(1)	Tenants may have multiple leases.

(2)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2016 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2016 for the 12 months ending December 31, 2016 will reduce cash rent by $4.9 million for the suburban properties.

(3)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per leased square foot basis.

(4)	Includes approximately 32,378 square feet and annualized cash rent of $1.2 million occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2016.
Tenant Diversification
At December 31, 2016, our Manhattan and Suburban office properties were leased to 581 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 10 largest tenants in our Manhattan and Suburban office properties, which are not intended to be representative of our tenants as a whole, based on the amount of square footage leased by our tenants as of December 31, 2016:

Tenant	Properties	Lease Expiration	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet	Percentage of Aggregate Portfolio Annualized Cash Rent
Debevoise & Plimpton, LLP	919 Third Avenue	2021	576,867	4.9%	3.8%
Ralph Lauren Corporation	625 Madison Avenue	2019	385,325	3.3	4.7
C.B.S. Broadcasting, Inc.	555 West 57th Street	2023	338,527	2.9	2.4
Advance Magazine Group, Fairchild Publications	750 Third Avenue	2021	286,622	2.4	2.3
Schulte, Roth & Zabel LLP	919 Third Avenue	2036	263,186	2.2	1.6
Bloomberg LP	919 Third Avenue	2029	256,107	2.2	1.2
BMW of Manhattan	555 West 57th Street	2022	227,782	1.9	1.1
The City University of New York - CUNY	555 West 57th Street & 16 Court Street	2020, 2024 & 2030	227,622	1.9	1.6
Bloomingdales, Inc.	919 Third Avenue	2024	205,821	1.8	1.0
Amerada Hess Corp.	1185 Avenue of the Americas	2027	181,569	1.5	2.4
Total			2,949,428	25.1%	22.1%

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
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established trading market for our common equity. As of March 9, 2017, there were two holders of our Class A common units, both of which are subsidiaries of SL Green.
Common Units
No distributions have been declared by ROP in respect of its Class A common units subsequent to the Merger on January 25, 2007.
Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any Class A common units during the years ended December 31, 2016, 2015 and 2014 that were not registered under the Securities Act of 1933, as amended.
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

	Year Ended December 31,
Operating Data (in thousands)	2016	2015	2014	2013	2012

Total revenues	$975,416	$925,233	$847,522	$821,822	$694,561
Operating expenses	166,137	163,969	154,374	146,548	143,068
Real estate taxes	152,010	143,873	133,567	118,699	110,752
Ground rent	20,971	20,941	20,941	21,139	20,803
Interest expense, net of interest income	109,208	119,342	129,356	133,845	133,331
Amortization of deferred finance costs	7,918	7,519	7,810	8,460	9,435
Depreciation and amortization	212,514	202,474	196,505	181,619	173,631
Loan loss reserves, net of recoveries	—	—	—	—	564
Transaction related costs	238	2,871	3,599	3,070	2,961
Marketing, general and administrative	720	464	372	362	344
Total expenses	669,716	661,453	646,524	613,742	594,889
Equity in net income (loss) from unconsolidated joint venture	14,509	8,841	4,491	(17,108)	(4,083)
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	85,559	2,056	1,001
Gain on sale of real estate	(6,909)	100,190	—	—	—
Depreciable real estate reserves	—	(9,998)	—	—	—
Loss on early extinguishment of debt	—	(49)	(7,385)	(76)	(6,904)
Income from continuing operations	313,300	362,764	283,663	192,952	89,686
Discontinued operations	—	—	119,575	19,663	—
Net income	313,300	362,764	403,238	212,615	89,686
Net income attributable to noncontrolling interests	(4,424)	(9,169)	(2,641)	(5,200)	(2,363)
Preferred units dividend	(3,821)	(1,698)	—	—	—
Net income attributable to ROP common unitholder	$305,055	$351,897	$400,597	$207,415	$87,323

	As of December 31,
Balance Sheet Data (in thousands)	2016	2015	2014	2013	2012

Commercial real estate, before accumulated depreciation	$7,508,870	$7,428,243	$7,203,216	$6,670,210	$6,289,687
Total assets	8,754,613	8,833,317	8,303,773	7,742,056	7,408,481
Mortgage note and other loan payable, revolving credit facility and term loan and senior unsecured notes	1,855,589	2,660,297	2,893,001	2,758,137	2,559,233
Total capital	5,528,823	4,586,952	5,080,081	4,595,574	4,480,226

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
The New York City commercial real estate market remained strong in 2016, and we took advantage of this market in improving asking rents and strategically selling or forming joint venture properties at attractive market valuations.
Leasing and Operating
In 2016, SL Green's same-store Manhattan office property occupancy was 97.1% compared to 97.1% in the prior year. SL Green signed office leases in Manhattan encompassing approximately 3.2 million square feet, of which approximately 2.6 million square feet represented office leases that replaced previously occupied space. SL Green's mark-to-market on these approximately 2.6 million square feet of signed Manhattan office leases that replaced previously occupied space was 27.6% for 2016.
According to Cushman & Wakefield, new leasing activity in Manhattan in 2016 totaled approximately 26.3 million square feet. Of the total 2016 leasing activity in Manhattan, the Midtown submarket accounted for approximately 17.9 million square feet, or approximately 68.1%. Midtown's overall office vacancy increased from 8.5% at December 31, 2015 to 9.3% at December 31, 2016.
Overall average asking rents in Manhattan increased in 2016 by 1.7% from $71.58 per square foot at December 31, 2015 to $72.82 per square foot at December 31, 2016. Midtown Manhattan average asking rents increased in 2016 by 2.3% from $76.65 per square foot at December 31, 2015 to $78.39 per square foot at December 31, 2016. The Midtown South average asking rent rose 1.7% year-over-year to $70.86 per square foot while downtown average asking rents decreased 0.5% year-over-year to $59.30 per square foot.
Assets Transfer
In 2015, SL Green transferred two properties and SL Green's tenancy in common interest in a fee interest with a total value of $395.0 million to ROP. Additionally, in 2015, SL Green transferred one entity that held debt investments and financing receivables with an aggregate carrying value of $1.7 billion to ROP. During 2015, SL Green transferred five properties with a total value aggregating $884.3 million to ROP. These transfers were made to further diversify ROP's portfolio. Under the business combinations guidance (Accounting Standard Codification, or ASC, 805-50), these transfers were determined to be transfers of businesses between the indirect parent company and its wholly-owned subsidiary. As such, the assets and liabilities of the properties were transferred at their carrying values and were recorded as of the beginning of the current reporting period as though the assets and liabilities had been transferred at that date. The consolidated financial statements and financial information presented for all prior periods have been retrospectively adjusted to furnish comparative information.

As of December 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office	16	8,463,245	96.4%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.5%
Suburban	Office	18	3,251,000	83.2%
	Retail	1	52,000	100.0%
		19	3,303,000	83.4%
Total commercial properties		42	12,316,791	93.0%
Residential:
Manhattan	Residential(2)	—	222,855	93.1%
Total portfolio		42	12,539,646	93.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2016, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

As of December 31, 2016, we also held debt, preferred equity and other investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2016.
During the three months ended September 30, 2015, we recorded a $10.0 million charge in connection with the sale of one of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations.

We incur a variety of costs in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity is completed. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
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
Investment in Unconsolidated Joint Ventures
We account for our investment in the unconsolidated joint venture under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all the joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6, "Investments in Unconsolidated Investments."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2016.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2016, 2015, and 2014.
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

Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
Results of Operations
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The following section compares the results of operations for the year ended December 31, 2016 to the year ended December 31, 2015. Any assets sold or held for sale are excluded from income from continuing operations. The explanations below may make reference to "Same-Store Properties" which represents all operating properties owned by us at January 1, 2015 and still owned by us in the same manner at December 31, 2016.

(in thousands)	2016	2015	$ Change	% Change

Rental revenue, net	$652,629	$621,121	$31,508	5.1%
Escalation and reimbursement	104,683	95,894	8,789	9.2%
Investment income	214,102	182,648	31,454	17.2%
Other income	4,002	25,570	(21,568)	(84.3)%
Total revenues	975,416	925,233	50,183	5.4%

Property operating expenses	339,118	328,783	10,335	3.1%
Transaction related costs	238	2,871	(2,633)	(91.7)%
Marketing, general and administrative	720	464	256	55.2%
Total expenses	340,076	332,118	7,958	2.4%

Net operating income	635,340	593,115	42,225	7.1%

Interest expense and amortization of financing costs, net of interest income	(117,126)	(126,861)	9,735	(7.7)%
Depreciation and amortization	(212,514)	(202,474)	(10,040)	5.0%
Equity in net income from unconsolidated joint ventures	14,509	8,841	5,668	64.1%
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	—	—%
(Loss) gain on sale of real estate	(6,909)	100,190	(107,099)	(106.9)%
Depreciable real estate reserves	—	(9,998)	9,998	100.0%
Loss on early extinguishment of debt	—	(49)	49	(100.0)%
Income from continuing operations	313,300	362,764	(49,464)	(13.6)%
Net income from discontinued operations	—	—	—	—%
Gain on sale of discontinued operations	—	—	—	—%
Net income	$313,300	$362,764	$(49,464)	(13.6)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of an increase in rents at our Same-Store properties ($35.9 million), which includes increased rental revenue at 752 Madison Avenue resulting from a lease renewal in the fourth quarter of 2015 ($12.1 million). Rental revenues increased as a result of acquired properties ($7.1 million), which includes the acquisition of 110 Greene Street in July 2015 ($11.4 million). These increases were partially offset by decreased revenues resulting from the 80% sale of 131-137 Spring Street in third quarter of 2015 ($5.4 million), the sale of 140-150 Grand Street in the fourth quarter of 2015 ($3.0 million), and 115 Spring Street as a result of the accelerated recognition of non-cash deferred income upon terminating the retail lease at the property in 2015 ($3.0 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($3.7 million), and operating expense escalations and electric reimbursements ($3.8 million).
Occupancy in our Manhattan office operating properties increased to 96.4% at December 31, 2016 compared to 94.9% at December 31, 2015. Occupancy in our Suburban office operating properties increased to 83.2% at December 31, 2016 compared to 79.8% at December 31, 2015. At December 31, 2016, approximately 3.8% and 4.8% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during 2017. Based on our estimates, the current market asking rents on these expected 2017 lease expirations at our consolidated Manhattan operating properties are 7.5% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 6.6% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2016 lease expirations at our consolidated Suburban operating properties are 4.7% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 8.0% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years.
Investment Income
Investment income increased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million). This increase was partially offset by a lower weighted average yield and balance for the year ended December 31, 2016. For the twelve months ended December 31, 2016, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.5 billion and 9.7%, respectively, compared to $1.7 billion and 10.3%, respectively, for the same period in 2015. As of December 31, 2016, the debt and preferred equity investments had a fully extended weighted average term to maturity of 3.0 years.
Other Income
Other income decreased primarily as a result of a lease termination fee received at 919 Third Avenue in 2015 ($14.5 million) and a non-recurring fee related to the settlement of a previous investment ($6.5 million) in the fourth quarter of 2015.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates ($8.6 million).
Interest Expense and Amortization of Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of a lower weighted average balance of the revolving credit facility in 2016 ($8.4 million) and a lower weighted average balance of the Master Repurchase Agreement ($2.2 million). The weighted average consolidated debt balance outstanding was $3.0 billion for the year ended December 31, 2016. The weighted average interest rate was 3.64% for the year ended December 31, 2016.
Depreciation and amortization
Depreciation and amortization increased primarily as a result of the acquisition of 110 Greene Street in the third quarter of 2015 ($10.2 million), partially offset by the sale of an 80% interest in 131-137 Spring Street in the third quarter of 2015 ($2.1 million).
Equity in net income from unconsolidated joint ventures
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($4.5 million).
(Loss) gain on Sale of Real Estate
During the year ended December 31, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million). During the year ended December 31, 2015 we recognized a gain on sale associated with the sale of an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the year ended December 31, 2015, we recorded a $10.0 million charge in connection with the sale of 140 Grand Street.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt during the year ended December 31, 2015 was a result of the early repayment of debt at 711 Third Avenue.
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The following section compares the results of operations for the year ended December 31, 2015 to the year ended December 31, 2014. The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 140 Grand Street as held for sale as of September 30, 2015 and included the results of operations in continuing operations for all periods presented. Any assets sold or held for sale prior to January 1, 2015 were excluded from income from continuing operations and from the following discussion.

(in thousands)	2015	2014	$ Change	% Change

Rental revenue, net	$621,121	$574,150	$46,971	8.2%
Escalation and reimbursement	95,894	92,850	3,044	3.3%
Investment income	182,648	176,901	5,747	3.2%
Other income	25,570	3,621	21,949	606.2%
Total revenues	$925,233	$847,522	$77,711	9.2%

Property operating expenses	328,783	308,882	19,901	6.4%
Transaction related costs	2,871	3,599	(728)	(20.2)%
Marketing, general and administrative	464	372	92	24.7%
	332,118	312,853	19,265	6.2%

Net operating income	593,115	534,669	58,446	10.9%

Interest expense and amortization of financing costs, net of interest income	(126,861)	(137,166)	10,305	(7.5)%
Depreciation and amortization	(202,474)	(196,505)	(5,969)	3.0%
Equity in net income (loss) from unconsolidated joint venture	8,841	4,491	4,350	96.9%
Equity in net gain on sale of interest in unconsolidated joint venture	—	85,559	(85,559)	(100.0)%
Gain on sale of real estate	100,190	—	100,190	100.0%
Depreciable real estate reserves	(9,998)	—	(9,998)	100.0%
Loss on early extinguishment of debt	(49)	(7,385)	7,336	(99.3)%
Income from continuing operations	362,764	283,663	79,101	27.9%
Net income from discontinued operations	—	1,996	(1,996)	(100.0)%
Gain on sale of discontinued operations	—	117,579	(117,579)	(100.0)%
Net income	$362,764	$403,238	$(40,474)	(10.0)%
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
Occupancy in our Manhattan office operating properties was 94.9% at December 31, 2015 compared to 91.7% at December 31, 2014. Occupancy in our Suburban office operating properties was 80.0% at December 31, 2015 compared to 79.8% at December 31, 2014. At December 31, 2015, approximately 6.3% and 10.5% of the space leased at our Manhattan and Suburban operating properties, respectively, is expected to expire during 2016. Based on our estimates, the current market asking rents on these expected 2016 lease expirations at our consolidated Manhattan operating properties are 9.6% higher than the existing inplace fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 11.0% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years. Based on our estimates, the current market asking rents on these expected 2016 lease expirations at our consolidated Suburban operating properties are 8.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 7.8% higher than the existing in-place fully escalated rents that are scheduled to expire in all future years.
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

Liquidity and Capital Resources
On January 25, 2007, we were acquired by SL Green. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in SL Green and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of additional sources of liquidity available to us due to our indirect ownership by SL Green.
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
Cash and cash equivalents were $59.9 million and $50.0 million at December 31, 2016 and 2015, respectively, representing an increase of $9.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2016	2015	Change

Net cash provided by operating activities	$440,265	$365,485	$74,780
Net cash used in investing activities	$(167,071)	$(225,874)	$58,803
Net cash (used in) provided by financing activities	$(263,290)	$(124,276)	$(139,014)
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2016, when compared to the year ended December 31, 2015, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$109,633
Capital expenditures and capitalized interest	(37,202)
Net proceeds from sale of real estate/joint venture interest	(195,767)
Joint venture investments	(24,385)
Distributions from unconsolidated joint ventures	(27,155)
Debt, preferred and other investments	233,500
Restricted cash—capital improvements	179
Decrease in net cash used in investing activities	$58,803
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $90.0 million for the year ended December 31, 2015 compared to $127.2 million for the year ended December 31, 2016. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of a property and the build-out of space for tenants.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facility, senior unsecured notes, convertible or exchangeable securities, and construction loans. During the year ended December 31, 2016, when compared to the year ended December 31, 2015, we used cash for the following financing activities (in thousands):

Repayments under our debt obligations	$(411,172)
Proceeds from debt obligations	(1,499,335)
Contributions from common unitholder and noncontrolling interests	1,279,628
Distributions to common and preferred unitholder and noncontrolling interests	453,262
Deferred loan costs and capitalized lease obligation	4,453
Other obligation related to mortgage loan participation	34,150
Increase in cash used in financing activities	$(139,014)
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of December 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At December 31, 2016, the applicable spread was 0.0125 basis points for the revolving credit facility and 0.014 basis points for the term loan facility. At December 31, 2016, the effective interest rate was 1.78% for the revolving credit facility and 1.96% for the term loan facility. We are required to pay quarterly in arrears a 12.5 basis points to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2016, the facility fee was 25 basis points.
As of December 31, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At December 31, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.3) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At December 31, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.

We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
In July 2016, we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined above.
At December 31, 2016 and 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.7 billion and $2.0 billion, respectively.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2016 and 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2016 Unpaid Principal Balance	December 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,880	$249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,880	$1,055,106
Deferred financing costs, net		(4,620)	(5,303)
	$800,000	$795,260	$1,049,803
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2016 and 2015, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2016 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $7.1 million. At December 31, 2016, 78.0% of our $1.6 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $2.1 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of December 31, 2016 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 294 basis points.
Contractual Obligations
The combined aggregate principal maturities of mortgages and other loans payable, the 2012 credit facility and senior unsecured notes (net of discount), including as-of-right extension options and put options, estimated interest expense, and our obligations under our ground leases, as of December 31, 2016 are as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Property mortgages and other loans payable	$—	$—	$—	$—	$—	$500,000	$500,000
Master repurchase agreement	—	184,642	—	—	—	—	184,642
Revolving credit facility	—	—	—	—	—	—	—
Unsecured term loan	—	—	1,183,000	—	—	—	1,183,000
Senior unsecured notes	—	250,000	—	250,000	—	300,000	800,000
Ground leases	20,586	20,586	20,586	20,586	20,736	308,202	411,282
Estimated interest expense	106,253	104,286	75,105	42,833	38,850	61,402	428,729
Total	$126,839	$559,514	$1,278,691	$313,419	$59,586	$1,169,604	$3,507,653
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2017, we expect to incur $40.9 million of recurring capital expenditures and $127.6 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional debt issuances.

Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.3 million, $3.3 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014 respectively. We also recorded expenses, inclusive of capitalized expenses, of $8.1 million, $9.9 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $11.5 million, $10.4 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Insurance
ROP is insured through a program administered by SL Green. SL Green maintains “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within three property insurance programs and liability insurance. Management believes the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage, and industry practice. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets.
On January 12, 2015, the Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007 ("TRIPRA") (formerly the Terrorism Risk Insurance Act) was reauthorized until December 31, 2020 pursuant to the Terrorism Insurance Program Reauthorization and Extension Act of 2015. The TRIPRA extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $120.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015 (Trigger). Coinsurance under TRIPRA is 16%, increasing 1% per annum, as of December 31, 2015 (Coinsurance). There are no assurances TRIPRA will be further extended.
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
Furthermore, with respect to certain of our properties, including properties held by joint ventures, or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss. We may have less protection than with respect to the properties where we obtain coverage directly. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.

We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $5.9 million, $6.6 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014 respectively.
Related Party Receivable from SL Green
On July 22, 2015, our parent company issued a promissory note to us in the amount of $90.0 million , which bore interest at an annual rate of 6.0% , compounded quarterly, and matured on July 22, 2017. The promissory note was settled in August 2016.
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
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies - Accounting Standards Updates" in the accompanying consolidated financial statements.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, developments and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

•
legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

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
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2016 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)(2)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2017	$—	4.30%	$—	2.74%	$603,152	9.57%
2018	250,000	4.41	184,642	3.17	482,446	9.39
2019	800,000	4.85	383,000	3.27	305,498	9.10
2020	250,000	5.03	—	—	159,593	8.72
2021	—	4.86	—	—	43,648	7.94
Thereafter	800,000	4.77	—	—	46,075	9.10
Total	$2,100,000	4.59%	$567,642	2.99%	$1,640,412	9.31%
Fair Value	$2,183,042		$580,083
______________________________________________________________________

(1)
Excludes one investment with a book value of $174.1 million and $100.2 million as of December 31, 2016 and 2015, respectively, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $144.5 million and $168.3 million as of December 31, 2016 and 2015, respectively.

(2)	At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Partners of Reckson Operating Partnership, L.P.
We have audited the accompanying consolidated balance sheets of Reckson Operating Partnership, L.P. (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reckson Operating Partnership, L.P. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 10, 2017

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	December 31, 2016	December 31, 2015

Assets
Commercial real estate properties, at cost:
Land and land interests	$1,805,198	$1,877,492
Building and improvements	4,629,994	4,477,073
Building leasehold and improvements	1,073,678	1,073,678
	7,508,870	7,428,243
Less: accumulated depreciation	(1,437,222)	(1,267,598)
	6,071,648	6,160,645
Cash and cash equivalents	59,930	50,026
Restricted cash	43,489	39,433
Tenant and other receivables, net of allowance of $4,879 and $5,593 in 2016 and 2015, respectively	30,999	35,256
Deferred rents receivable, net of allowance of $17,798 and $14,788 in 2016 and 2015, respectively	238,447	217,730
Related party receivable	—	90,000
Debt, preferred equity and other investments, net of discounts and deferred origination fees of $16,705 and $18,759 in 2016 and 2015, respectively	1,640,412	1,670,020
Investments in joint ventures	174,127	100,192
Deferred costs, net of accumulated amortization of $73,673 and $64,812 in 2016 and 2015, respectively	121,470	114,449
Other assets	374,091	355,566
Total assets	$8,754,613	$8,833,317
Liabilities
Mortgages and other loans payable, net	$676,068	$745,728
Revolving credit facility, net	—	985,055
Unsecured term loan, net	1,179,521	929,514
Unsecured notes, net	795,260	1,049,803
Accrued interest payable	15,781	18,396
Other liabilities	160,982	116,088
Accounts payable and accrued expenses	60,855	70,844
Related party payables	23,808	—
Deferred revenue	161,772	180,404
Deferred land leases payable	1,795	1,558
Dividends payable	754	807
Security deposits	40,033	39,007
Total liabilities	3,116,629	4,137,204
Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	5,139,842	4,201,872
Limited partner capital	—	—
Accumulated other comprehensive loss	(1,618)	(2,216)
Total ROP partner's capital	5,138,224	4,199,656
Noncontrolling interests in other partnerships	390,599	387,296
Total capital	5,528,823	4,586,952
Total liabilities and capital	$8,754,613	$8,833,317

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Revenues
Rental revenue, net	$652,629	$621,121	$574,150
Escalation and reimbursement	104,683	95,894	92,850
Investment income	214,102	182,648	176,901
Other income	4,002	25,570	3,621
Total revenues	975,416	925,233	847,522
Expenses
Operating expenses, including $25,193 in 2016, $26,728 in 2015, and $25,094 in 2014 of related party expenses	166,137	163,969	154,374
Real estate taxes	152,010	143,873	133,567
Ground rent	20,971	20,941	20,941
Interest expense, net of interest income	109,208	119,342	129,356
Amortization of deferred financing costs	7,918	7,519	7,810
Depreciation and amortization	212,514	202,474	196,505
Transaction related costs	238	2,871	3,599
Marketing, general and administrative	720	464	372
Total expenses	669,716	661,453	646,524
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture, (loss) gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	305,700	263,780	200,998
Equity in net income from unconsolidated joint ventures	14,509	8,841	4,491
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	85,559
(Loss) gain on sale of real estate	(6,909)	100,190	—
Depreciable real estate reserves	—	(9,998)	—
Loss on early extinguishment of debt	—	(49)	(7,385)
Income from continuing operations	313,300	362,764	283,663
Net income from discontinued operations	—	—	1,996
Gain on sale of discontinued operations	—	—	117,579
Net income	313,300	362,764	403,238
Net income attributable to noncontrolling interests in other partnerships	(4,424)	(9,169)	(2,641)
Preferred units dividend	(3,821)	(1,698)	—
Net income attributable to ROP common unitholder	$305,055	$351,897	$400,597

Amounts attributable to ROP common unitholder:
Income from continuing operations	$305,055	$351,897	$281,022
Discontinued operations	—	—	119,575
Net income attributable to ROP common unitholder	$305,055	$351,897	$400,597

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Net income attributable to ROP common unitholder	$305,055	$351,897	$400,597
Other comprehensive income:
Change in net unrealized gain on derivative instruments	598	890	835
Comprehensive income attributable to ROP common unitholder	$305,653	$352,787	$401,432

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2013	$4,248,736	$—	$350,779	$(3,941)	$4,595,574
Contributions	3,697,440	—	93	—	3,697,533
Distributions	(3,611,900)	—	(5,199)	—	(3,617,099)
Net income	400,597	—	2,641	—	403,238
Other comprehensive income	—	—	—	835	835
Balance at December 31, 2014	4,734,873	—	348,314	(3,106)	5,080,081
Contributions	3,315,582	—	31,678	—	3,347,260
Distributions	(4,190,480)	—	(1,865)	—	(4,192,345)
Shares contributed by parent company	(10,000)	—	—	—	(10,000)
Net income	351,897	—	9,169	—	361,066
Other comprehensive income	—	—	—	890	890
Balance at December 31, 2015	4,201,872	—	387,296	(2,216)	4,586,952
Contributions	4,490,682				4,490,682
Distributions	(3,857,767)		(1,121)		(3,858,888)
Net income	305,055		4,424		309,479
Other comprehensive income	—			598	598
Balance at December 31, 2016	$5,139,842	$—	$390,599	$(1,618)	$5,528,823

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014

Operating Activities
Net income	$313,300	$362,764	$403,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,432	209,993	204,748
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	(85,559)
Equity in net income from unconsolidated joint ventures	(14,509)	(8,841)	(4,491)
Distributions of cumulative earnings from unconsolidated joint ventures	10,430	8,621	6,269
Loss on early extinguishment of debt	—	49	7,385
Depreciable real estate reserve	—	9,998	—
Loss (gain) on sale of real estate, net	6,909	(100,190)	—
Gain on sale of discontinued operations	—	—	(117,579)
Deferred rents receivable	(23,768)	(21,378)	(23,515)
Other non-cash adjustments	(46,449)	(64,329)	(87,271)
Changes in operating assets and liabilities:
Restricted cash—operations	(11,585)	(1,182)	(4,986)
Tenant and other receivables	1,511	(9,900)	(1,238)
Deferred lease costs	(27,625)	(38,623)	(21,103)
Other assets	12,872	14,558	10,710
Accounts payable, accrued expenses, other liabilities, and security deposits	(2,937)	2,458	(4,866)
Deferred revenue and land leases payable	1,684	1,487	1,653
Net cash provided by operating activities	440,265	365,485	283,395
Investing Activities
Acquisitions of real estate property	—	(109,633)	(517,535)
Additions to land, buildings and improvements	(127,200)	(89,998)	(102,905)
Escrowed cash—capital improvements/acquisition deposits	772	593	657
Investments in unconsolidated joint venture	(25,373)	(988)	(59,400)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,304	28,459	—
Net proceeds from disposition of real estate/joint venture interest	42,316	238,083	237,059
Other investments	14,292	(54,475)	(16,300)
Origination of debt and preferred equity investments	(977,699)	(758,133)	(617,090)
Repayments or redemption of preferred equity investments	904,517	520,218	576,927
Net cash used in investing activities	(167,071)	(225,874)	(498,587)
Financing Activities
Proceeds from mortgages and other loans payable	50,383	360,018	221,216
Repayments of mortgages and other loans payable	(119,165)	(326,594)	(608,539)
Proceeds from revolving credit facility, term loan and senior unsecured notes	1,325,300	2,515,000	1,908,000
Repayments of revolving credit facility term loan and senior unsecured notes	(2,324,608)	(1,706,007)	(1,385,898)
Payments of debt extinguishment costs	—	—	(6,693)
Contributions from common unitholder	4,490,682	3,201,654	3,693,440
Contributions from noncontrolling interests in other partnerships	—	9,400	93
Distributions to noncontrolling interests in other partnerships	(1,121)	(1,865)	(5,199)
Distributions to common and preferred unitholder	(3,738,853)	(4,191,371)	(3,611,900)
Deferred loan costs and capitalized lease obligation	(5,058)	(9,511)	(3,681)
Other obligation related to mortgage loan participation	59,150	25,000	—
Net cash (used in) provided by financing activities	(263,290)	(124,276)	200,839
Net increase (decrease) in cash and cash equivalents	9,904	15,335	(14,353)
Cash and cash equivalents at beginning of year	50,026	34,691	49,044
Cash and cash equivalents at end of year	$59,930	$50,026	$34,691

Supplemental Cash Flow Disclosure:
Interest paid	$110,656	$118,090	$138,574

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$4,029	$3,441	$375
Deferred leasing payable	4,072	7,752	11,127
Change in fair value of hedge	206	570	519
Contributions from common unitholder	—	13,928	4,000
Distribution of land to common unitholder	8,980	—	—
Deconsolidation of a subsidiary	—	27,435	—
Issuance of SL Green common stock to a consolidated joint venture	—	10,000	—
Contribution of notes receivable from the common unit holder	—	90,000	—
Issuance of preferred units through a subsidiary	—	109,161	—
Contributions from a noncontrolling interest in other partnerships	—	22,278	—
Transfer of financing receivable to debt investment	—	—	19,675
Exchange of debt investment for equity in joint venture	68,581	—	—
Removal of fully depreciated commercial real estate properties	12,326	—	—
Settlement of related party receivable with SL Green common stock	90,000	—	—
Issuance of related party payable for SL Green common stock	23,808	—	—

The accompanying notes are an integral part of these financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2016

1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.84% owned by SL Green Realty Corp., or SL Green, as of December 31, 2016. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
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
As of December 31, 2016, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	96.4%
	Retail(2)(3)	5	352,892	97.6%
	Fee Interest	2	197,654	100.0%
		23	9,013,791	96.5%
Suburban	Office	18	3,251,000	83.2%
	Retail	1	52,000	100.0%
		19	3,303,000	83.4%
Total commercial properties		42	12,316,791	93.0%
Residential:
Manhattan	Residential(2)	—	222,855	93.1%
Total portfolio		42	12,539,646	93.0%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of December 31, 2016 we owned a building that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).

As of December 31, 2016, we also held debt, preferred equity and other investments with a book value of $2.0 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in balance sheet line items other than the Debt and Preferred Equity Investments line item.
Subsequent Events
In January 2017, we entered into an agreement to sell 520 White Plains Road in Tarrytown, NY for a gross sale price of $21.0 million. We expect to record a $11.1 million charge in connection with the sale, which will be included in depreciable real estate reserves. The transaction is expected to close during the second quarter of 2017. At December 31, 2016, we determined that the held for sale criteria was not met for this property as it was not probable that the sale of the asset would be completed within one year.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. See Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures." All significant intercompany balances and transactions have been eliminated.
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of December 31, 2016 and 2015 are $1.4 billion and $0.3 billion, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of December 31, 2016 and 2015 are $494.1 million and none, respectively, related to our consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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
A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded. The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to include only dispositions that represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. No properties were held for sale during 2016.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The Company classified 140 Grand Street in White Plains, New York as held for sale as of September 30, 2015 and 131-137 Spring Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 673 First Avenue, which was sold during 2014.
See Note 4, "Properties Held for Sale and Dispositions."
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
Depreciation expense (including amortization of capital lease assets) totaled $196.2 million, $187.2 million, and $184.3 million and for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at December 31, 2016.
During the third quarter of 2015, we recorded a $10.0 million charge in connection with the expected sale of one of our properties, which closed in the fourth quarter of 2015. This charge is included in depreciable real estate reserves in the consolidated statements of operations.
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
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their fair values on the acquisition date. We expense transaction costs related to the acquisition of certain assets as incurred, which are included in transaction related costs on our consolidated statements of operations. In January, 2017, the FASB published ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, which provides guidance as to whether transaction costs should be expensed or capitalized. Refer to Note 2, Accounting Standards Updates for the Company's adoption of the new guidance.
When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2016, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 4.1 years, 28.8 years, and 11.3 years, respectively.
We recognized $20.2 million, $24.9 million, and $21.0 million of rental revenue for the years ended December 31, 2016, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized as an increase (a reduction) to interest expense the amortization of the above-market rate mortgages assumed of $0.1 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. In March 2014, we recognized income of $0.3 million for the amortization of the remaining value of below-market rate mortgage at 16 Court Street, Brooklyn, as a result of early repayment of debt. Excluding this one-time income, we recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $2.1 million for the year ended December 31, 2014.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015

Identified intangible assets (included in other assets):
Gross amount	$311,830	$307,824
Accumulated amortization	(253,064)	(235,040)
Net(1)	$58,766	$72,784
Identified intangible liabilities (included in deferred revenue):
Gross amount	$524,793	$523,228
Accumulated amortization	(368,738)	(346,857)
Net(1)	$156,055	$176,371
____________________________________________________________________

(1)	As of December 31, 2016, no net intangible assets and no net intangible liabilities were reclassified to assets held for sale and liabilities related to assets held for sale.

The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2017	$(15,745)
2018	(13,628)
2019	(13,135)
2020	(12,342)
2021	(3,831)

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2017	$14,403
2018	9,195
2019	7,519
2020	6,617
2021	3,719
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 11, "Fair Value Measurements."
Investment in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6, "Investments in Unconsolidated Joint Ventures."
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at December 31, 2016.
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
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

financing will not close. Deferred debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.
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
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cash flows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during years ended December 31, 2016, 2015, and 2014.
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
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred lease payable on the consolidated balance sheets.
Exchangeable Debt Instruments
The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, are bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at our comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on SL Green's taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on SL Green's undistributed taxable income.
ROP is a disregarded entity of SL Green Operating Partnership, L.P. for federal income tax purposes, and, as a result, all income and losses of ROP are considered income and losses of SL Green Operating Partnership, L. P. No provision has been made for income taxes in the consolidated financial statements since such taxes, if any, are the responsibility of the individual partners of SL Green Operating Partnership, L.P.
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
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collars and floors, to manage, or hedge, interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us and which were deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.
Shares Contributed by Parent Company
We present shares of SL Green common stock as a contra-equity account in our financial statements.
Earnings per Unit
Earnings per unit was not computed in 2016, 2015 and 2014 as there were no outstanding common units held by third parties at December 31, 2016, 2015 and 2014.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in the portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, at December 31, 2016. Approximately 13.5%, 12.6%, 8.2%, 6.6%, 6.2%, 5.6%, 5.6%, and 5.5% of our share of annualized cash rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue, and 1350 Avenue of the Americas, respectively, for the year ended December 31, 2016. Annualized cash rent for all other consolidated properties was below 5.0%.
For the year ended December 31, 2015, 15.4%, 9.7%, 8.2%, 7.7%, 7.5%, 7.2%, 6.7%, and 6.6% of our share of annualized cash rent for consolidated properties was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue,750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street, and 125 Park Avenue, respectively. For the year ended December 31, 2014, 17.4%, 9.4%, 8.7%, 8.6%, and 7.8%, of our share of annualized cash rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 750 Third Avenue, 919 Third Avenue and 1350 Avenue of the Americas, respectively.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In January, 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

adoption is permitted, including adoption in an interim period. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the guidance effective January 1, 2017 and there is no impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The guidance requires lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under the previous standard. Depending on the lease classification, lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The accounting applied by a lessor is largely unchanged from that applied under the previous standard. One of the impacts on the Company will be the presentation and disclosure in the financial statements of non-lease components such as charges to tenants for a building’s operating expenses. The non-lease components will be presented separately from the lease components in both the Consolidated Statements of Operations and Consolidated Balance Sheets. Another impact is the measurement and presentation of ground leases under which the Company is lessee. The Company is required to record a liability for the obligation to make payments under the lease and an asset for the right to use the underlying asset during the lease term and will also apply the new expense recognition requirements given the lease classification. The Company is currently quantifying these impacts. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting this guidance January 1, 2019 and will apply the modified retrospective approach.
In January 2016, the FASB issued ASU 2016-01 (ASU 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company adopted the guidance effective January 1, 2016. Accordingly, as of December 31, 2016 and 2015, $22.8 million and $25.2 million, respectively, of deferred debt issuance cost, net of amortization are presented as a direct reduction within Mortgages and other loans payable, Revolving credit facility, Term loan and senior unsecured notes on the Company's consolidated balance sheets.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

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
These ASUs are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted but not before interim and annual reporting periods beginning after December 15, 2016. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. Since the Company’s revenue is related to leasing activities, the adoption of this guidance will not have a material impact on the consolidated financial statements.

3. Property Acquisitions
We did not acquire any properties during the twelve months ended December 31, 2016.
2015 Acquisition
During the year ended December 31, 2016, we finalized the purchase price allocations for the following 2015 acquisition based on facts and circumstances that existed at the acquisition date for the property (in thousands):

110 Greene Street (1)(2)
Acquisition Date	July 2015
Ownership Type	Fee Interest
Property Type	Office

Purchase Price Allocation:
Land	$45,120
Building and building leasehold	215,470
Above-market lease value	—
Acquired in-place leases	8,967
Other assets, net of other liabilities	—
Assets acquired	269,557
Mark-to-market assumed debt	—
Below-market lease value	(14,557)
Derivatives	—
Liabilities assumed	(14,557)
Purchase price	$255,000
Net consideration funded by us at closing, excluding consideration financed by debt	$255,000
Equity and/or debt investment held	$—
Debt assumed	$—
__________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $89.3 million and $165.8 million to land and building, respectively, at 110 Greene Street. The impact to our consolidated statements of operations for the twelve months ended December 31, 2016 was an increase in rental revenue of $1.6 million for the amortization of aggregate below-market leases and an additional $3.1 million of depreciation expense.

(2)
We acquired a 90.0% controlling interest in this property for consideration that included the issuance of $5.0 million and $6.7 million aggregate liquidation preferences of Series P and Q Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

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

4. Property Held for Sale and Dispositions
Properties Held for Sale
As of December 31, 2016, no properties in our portfolio were classified as held for sale.
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2016, 2015 and 2014:

Property	Disposition Date	Property Type	Approximate Usable Square Feet (unaudited)	Sale Price (1) (in millions)	Gain (loss) on Sale(2) (in millions)
7 International Drive	May 2016	Land	31 Acres	$20.0	$(6.9)
140 Grand Street(3)	December 2015	Office	130,100	$22.4	$(10.5)
131-137 Spring Street(4)	August 2015	Office	68,342	$277.8	$101.1
673 First Avenue	May 2014	Office	422,000	$145.0	$117.6
____________________________________________________________________

(1)	Sales price represents the actual sales price for the property or the gross asset valuation for the interest in a property.

(2)
The gain on sale for 131-137 Spring Street and 673 First Avenue are net of $4.1 million and $3.4 million, respectively, in employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

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

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015 which raised the threshold for disposals to qualify as discontinued operations to include only dispositions that represent a strategic shift in an entity’s operations. The guidance was applied prospectively for new disposals. As a result, the Company classified 140 Grand Street in White Plains, New York as held for sale as of September 30, 2015 and 131-137 Spring Street as of June 30, 2015, and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 673 First Avenue, which was sold during May 2014.
The following table summarizes net income from discontinued operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$—	$—	$7,853
Escalation and reimbursement revenues	—	—	1,080
Other income	—	—	—
Total revenues	—	—	8,933
Operating expenses	—	—	1,222
Real estate taxes	—	—	1,402
Ground rent	—	—	3,001
Interest expense, net of interest income	—	—	879
Depreciation and amortization	—	—	433
Total expenses	—	—	6,937
Net income from discontinued operations	$—	$—	$1,996
5. Debt and Preferred Equity Investments
During the years ended December 31, 2016 and 2015, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $1,015 million and $781 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $1,045 million and $520 million during the years ended December 31, 2016 and 2015, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of December 31, 2016 and 2015, we held the following debt investments with an aggregate weighted average current yield of 9.34% at December 31, 2016 (in thousands):

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Jr. Mortgage Participation/Mezzanine Loan (3)	$—	$1,109,000	$193,422	$104,661	March 2017
Mezzanine Loan(4a)	—	502,100	66,129	41,115	June 2017
Mortgage Loan(5)	—	—	26,311	26,262	February 2019
Mortgage Loan	—	—	380	513	August 2019

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(4b)	—	88,466	12,692	19,936	November 2023
Mezzanine Loan(4c)	—	115,000	12,925	24,916	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	—	November 2026
Mezzanine Loan(6)	—	—	—	72,102
Mezzanine Loan(7)	—	—	—	49,691
Jr. Mortgage Participation(8)	—	—	—	49,000
Other(8)(9)	—	—	—	23,510
Other(8)(9)	—	—	—	66,183
Total fixed rate	$—	$2,264,566	$360,359	$511,389
Floating Rate Investments:
Mortgage/Mezzanine Loan(4d)(10)	36,042	—	145,239	134,264	January 2017
Mezzanine Loan (11)	—	118,949	29,998	28,551	January 2017
Mezzanine Loan(4e)(12)	—	40,000	15,369	68,977	June 2017
Mortgage/Mezzanine Loan	—	—	32,847	—	June 2017
Mortgage/Mezzanine Loan	—	—	22,959	22,877	July 2017
Mortgage/Mezzanine Loan	—	—	16,960	16,901	September 2017
Mortgage/Mezzanine Loan	3,479	—	20,423	19,282	October 2017
Mezzanine Loan	—	60,000	14,957	14,904	November 2017
Mezzanine Loan(4f)	—	85,000	15,141	29,505	December 2017
Mezzanine Loan(4g)	—	65,000	14,656	28,563	December 2017
Mortgage/Mezzanine Loan(4h)	795	—	15,051	14,942	December 2017
Jr. Mortgage Participation	—	40,000	19,913	19,846	April 2018
Mezzanine Loan	—	175,000	34,844	34,725	April 2018
Mortgage/Mezzanine Loan(13)	523	20,523	10,863	31,210	August 2018
Mortgage Loan	—	—	19,840	—	August 2018
Mezzanine Loan	—	65,000	14,880	—	August 2018
Mezzanine Loan	—	37,500	14,648	—	September 2018
Mezzanine Loan	2,324	45,025	34,502	—	October 2018
Mezzanine Loan	—	335,000	74,476	—	November 2018
Mezzanine Loan	—	33,000	26,850	26,777	December 2018
Mezzanine Loan	3,317	165,326	56,114	52,774	December 2018
Mezzanine Loan	15,794	259,229	63,137	49,625	December 2018
Mezzanine Loan	14,715	199,935	64,505	—	December 2018
Mezzanine Loan	—	45,000	12,104	—	January 2019
Mezzanine Loan	6,383	16,383	5,410	—	January 2019
Mezzanine Loan	—	38,000	21,891	21,845	March 2019
Mezzanine Loan	—	265,000	24,707	—	April 2019
Mortgage/Jr. Mortgage Participation Loan	33,573	183,300	65,554	—	August 2019
Mezzanine Loan	2,500	187,500	37,322	—	September 2019
Mortgage/Mezzanine Loan	82,888	—	111,819	—	September 2019
Mortgage/Mezzanine Loan	35,630	—	33,682	—	January 2020

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Loan Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan(14)	32,502	445,483	125,911	—	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	30,000	15,606	—	July 2021
Mezzanine Loan(15)	—	—	—	49,751
Mezzanine Loan(15)	—	—	—	13,731
Mezzanine Loan(16)	—	—	—	99,530
Mortgage/Mezzanine Loan(17)	—	—	—	94,901
Jr. Mortgage Participation/Mezzanine Loan(6)	—	—	—	20,510
Mezzanine Loan(18)	—	—	—	22,625
Mezzanine Loan(19)	—	—	—	74,700
Mezzanine Loan(20)	—	—	—	66,398
Jr. Mortgage Participation/Mezzanine Loan(8)	—	—	—	18,395
Mezzanine Loan(21)	—	—	—	40,346
Total floating rate	$270,465	$2,955,153	$1,232,178	$1,116,455
Total	$270,465	$5,219,719	$1,592,537	$1,627,844
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised options.

(3)	This loan was refinanced at maturity in March 2017 by us at market rates, and therefore it was not considered a troubled-debt restructuring.

(4)
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

(6)	This loan was repaid in July 2016.

(7)	In April 2016 we executed a purchase option to acquire a 20% interest in the underlying asset at a previously agreed upon purchase option valuation, and our mezzanine loan was simultaneously repaid.

(8)	This loan was repaid in March 2016.

(9)	This loan was collateralized by defeasance securities.

(10)	This loan was refinanced at maturity in January 2017 by us at market rates, and therefore it was not considered a troubled-debt restructuring.

(11)	This loan was extended in January 2017.

(12)	In March 2016, the mortgage was sold.

(13)	In January 2016, the loans were modified. In March 2016, the mortgage was sold.

(14)	$66.1 million of outstanding principal was syndicated in February 2017.

(15)	This loan was repaid in December 2016.

(16)	This loan was repaid in November 2016.

(17)	This loan was repaid in September 2016.

(18)	This loan was repaid in June 2016.

(19)	This loan was repaid in May 2016.

(20)
In March 2016, we contributed our interest in the loan in exchange for a joint venture interest which is now accounted for under the equity method of accounting. It is included in unconsolidated joint ventures on the consolidated balance sheets.

(21)	This loan was repaid in February 2016.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Preferred Equity Investments
As of December 31, 2016 and 2015, we held the following preferred equity investments with an aggregate weighted average current yield of 8.16% at December 31, 2016 (in thousands):

Type	December 31, 2016 Future Funding Obligations	December 31, 2016 Senior Financing	December 31, 2016 Carrying Value (1)	December 31, 2015 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$71,486	$9,982	$9,967	March 2018
Preferred Equity	—	58,786	37,893	32,209	November 2018
	$—	$130,272	$47,875	$42,176
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.
The following table is a rollforward of our total loan loss reserves at December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$—	$—	$1,000
Expensed	—	—	—
Recoveries	—	—	—
Charge-offs and reclassifications	—	—	(1,000)
Balance at end of period	$—	$—	$—

At December 31, 2016, 2015 and 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of the junior mortgage participation acquired in September 2014, which has a carrying value of zero discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at December 31, 2016 and 2015 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $144.5 million and $168.3 million at December 31, 2016 and 2015, respectively. No financing receivables were 90 days past due at December 31, 2016.

6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of December 31, 2016 none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of December 31, 2016:

Property	Partner	Ownership Interest (1)	Economic Interest (1)	Approximate Square Feet	Acquisition Date (2)	Acquisition Price (2) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
76 11th Avenue (3)	Oxford/Vornado	33.33%	35.09%	764,000	March 2016	138,240

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of December 31, 2016. Changes in ownership or economic interests within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
The joint venture owns two mezzanine notes secured by interests in the entity that owns 76 11th Avenue. The difference between our ownership interest and our economic interest results from our right to 50% of the total exit fee while each of our partners is entitled to receive 25% of the total exit fee and our right to 38% of the total extension fee while each of our partners is entitled to receive 31% of the total extension fee.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Acquisition, Development and Construction Arrangement
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of December 31, 2016 and 2015, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	December 31, 2016	December 31, 2015	Maturity Date
Mezzanine Loan and Preferred Equity (1)	$100,000	$99,936	March 2017
Mezzanine Loan (2)	24,542	—	July 2036
	$124,542	$99,936

(1)	This loan was extended in March 2017.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interest or Property
We did not sell any joint venture interest or property during the year ended December 31, 2016.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we have provided guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2016 and December 31, 2015, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
Floating Rate Debt:
131-137 Spring Street	August 2020	2.03%	$141,000	$141,000
Total joint venture mortgages and other loans payable			$141,000	$141,000
Deferred financing costs, net			(3,970)	(5,077)
Total joint venture mortgages and other loans payable, net			$137,030	$135,923

(1)	Effective weighted average interest rate for the year ended December 31, 2016, taking into account interest rate hedges in effect during the period.
The combined balance sheets for the unconsolidated joint ventures, at December 31, 2016 and December 31, 2015 are as follows (in thousands):

	December 31, 2016	December 31, 2015
Assets
Commercial real estate property, net	$279,451	$285,689
Debt and preferred equity investments, net	273,749	99,936
Other assets	18,922	16,897
Total assets	$572,122	$402,522
Liabilities and members' equity
Mortgages and other loans payable, net	$137,030	$135,923
Other liabilities	22,185	25,462
Members' equity	412,907	241,137
Total liabilities and members' equity	$572,122	$402,522
Company's investments in unconsolidated joint ventures	$174,127	$100,192

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The combined statements of operations for the unconsolidated joint ventures for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total revenues	$38,524	$19,855	$7,121
Operating expenses	1,238	1,686	59
Real estate taxes	1,192	1,262	—
Interest expense, net of interest income	2,895	1,070	—
Amortization of deferred financing costs	1,108	462	—
Transaction related costs	—	5,262	181
Depreciation and amortization	8,404	3,207	—
Total expenses	$14,837	$12,949	$240
Net income	$23,687	$6,906	$6,881
Company's equity in net income from unconsolidated joint ventures	14,509	8,841	4,491
7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2016 and 2015, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	December 31, 2016	December 31, 2015
Fixed Rate Debt:
919 Third Avenue (2)	June 2023	5.12%	$500,000	$500,000
Floating Rate Debt:
Master Repurchase Agreement	July 2018	3.04%	$184,642	$253,424
Total mortgages and other loans payable			$684,642	$753,424
Deferred financing costs, net of amortization			(8,574)	(7,696)
Total fixed and floating rate debt			$676,068	$745,728
____________________________________________________________________

(1)	Effective weighted average interest rate for the year ended December 31, 2016.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.
Master Repurchase Agreement
In July 2016, we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 credit facility, as defined below.
At December 31, 2016 and 2015, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $1.7 billion and $2.0 billion, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

8. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of December 31, 2016, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2016, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At December 31, 2016, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At December 31, 2016, the effective interest rate was 1.78% for the revolving credit facility and 1.96% for the term loan facility. We are required to pay quarterly in arrears a 12.5 basis points to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2016, the facility fee was 25 basis points.
As of December 31, 2016, we had $56.5 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At December 31, 2016 and December 31, 2015, the revolving credit facility had a carrying value of $(6.3) million, representing deferred financing costs presented within other liabilities, and $985.1 million, respectively, net of deferred financing costs. At December 31, 2016 and December 31, 2015, the term loan facility had a carrying value of $1.2 billion and $929.5 million, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2016 and 2015, respectively, by scheduled maturity date (dollars in thousands):

Issuance	December 31, 2016 Unpaid Principal Balance	December 31, 2016 Accreted Balance	December 31, 2015 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,880	$249,810	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
March 31, 2006 (3)	—	—	255,296
	$800,000	$799,880	$1,055,106
Deferred financing costs, net		(4,620)	(5,303)
	$800,000	$795,260	$1,049,803
______________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

(3)	This note was repaid in March 2016.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2016 and 2015, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage and other loans payable, 2012 credit facility and senior unsecured notes as of December 31, 2016, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
2017	$—	$—	$—	$—	$—	$—
2018	—	184,642	—	—	250,000	$434,642
2019	—	—	—	1,183,000	—	$1,183,000
2020	—	—	—	—	250,000	$250,000
2021	—	—	—	—	—	$—
Thereafter	—	500,000	—	—	300,000	$800,000
	$—	$684,642	$—	$1,183,000	$800,000	$2,667,642

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense before capitalized interest	$110,393	$120,467	$133,180
Interest capitalized	(1,171)	(1,107)	(3,753)
Interest income	(14)	(18)	(71)
Interest expense, net	$109,208	$119,342	$129,356
9. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Subsidiary Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Subsidiary Series A Preferred Units in conjunction with an acquisition. The Subsidiary Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Subsidiary Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Subsidiary Series B Preferred Units. The Subsidiary Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Subsidiary Series B Preferred Unit. As of December 31, 2016, no Subsidiary Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

December 31, 2016, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income.
10. Partners' Capital
Since consummation of the Merger on January 25, 2007, the Operating Partnership has owned all the economic interests in ROP either by direct ownership or by indirect ownership through our general partner, which is its wholly-owned subsidiary.
Intercompany transactions between SL Green and ROP are generally recorded as contributions and distributions.
11. Fair Value Measurements
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
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments (2)	$1,640,412	(3)	$1,670,020	(3)

Fixed rate debt	$2,099,880	$2,183,042	$1,585,106	$1,663,078
Variable rate debt	567,642	580,083	2,150,424	2,164,673
	$2,667,522	$2,763,125	$3,735,530	$3,827,751
______________________________________________________________________

(1)	Amounts exclude net deferred financing costs.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

(2)
Excludes investment with a book value of $174.1 million and $100.2 million as of December 31, 2016 and 2015, respectively, which we accounted for under the equity method accounting as a result of meeting the criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $144.5 million and $168.3 million as of December 31, 2016 and 2015, respectively.

(3)
At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion. At December 31, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of December 31, 2016 and 2015. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
12. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of December 31, 2016, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of December 31, 2016 and 2015, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was approximately $1.6 million and $2.0 million, respectively.
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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)			Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Year Ended December 31,				Year Ended December 31,				Year Ended December 31,
Derivative	2016	2015	2014		2016	2015	2014		2016	2015	2014
Interest Rate Swap	$(13)	$(109)	$(135)	Interest expense	$611	$999	$970	Interest expense	$3	$3	$4
13. Rental Income
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2016 for the consolidated properties, including consolidated joint venture properties, are as follows (in thousands):

2017	$622,264
2018	602,291
2019	567,694
2020	501,107
2021	447,588
Thereafter	2,173,526
$4,914,470
14. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Alliance Building Services, or Alliance, and its affiliates are partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors, and provide services to certain properties owned by us. Alliance’s affiliates include First Quality Maintenance, L.P., or First Quality, Classic Security LLC, Bright Star Couriers LLC and Onyx Restoration Works, and provide cleaning, extermination, security, messenger, and restoration services, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $3.3 million, $3.3 million and $3.3 million for the years ended December 31, 2016, 2015 and 2014 respectively. We also recorded expenses, inclusive of capitalized expenses, of $8.1 million, $9.9 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014 respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $11.5 million, $10.4 million and $9.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Insurance
We obtain insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $5.9 million, $6.6 million and $6.4 million for the years ended December 31, 2016, 2015 and 2014 respectively.
Related Party Receivable from SL Green
On July 22, 2015, our parent company issued a promissory note to us in the amount of $90.0 million , which bore interest at an annual rate of 6.0% , compounded quarterly, and matured on July 22, 2017. The promissory note was settled in August 2016.
15. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 30, 2014, and September 28, 2015, and September 28, 2016, the actuary certified that for the plan years beginning July 1, 2014, July 1, 2015, and July 1, 2016, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2016. For the the Pension Plan years ended June 30, 2016, 2015, and 2014, the plan received contributions from employers totaling $249.5 million, $221.9 million, and $226.7 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health plan years ended, June 30, 2016, 2015 and 2014, the plan received contributions from employers totaling $1.2 billion, $1.1 billion and $1.0 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2016, 2015 and 2014 are included in the table below (in thousands):

	Year Ended December 31,
	2016	2015	2014

Pension Plan	$2,219	$1,533	$1,529
Health Plan	6,366	4,843	4,585
Other plans	902	3,300	3,181
Total plan contributions	$9,487	$9,676	$9,295
16. Commitments and Contingencies
Legal Proceedings
As of December 31, 2016, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont could borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2016, certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. Belmont’s membership terminated in February, 2017 at which point Belmont repaid all funds borrowed thereby terminating any exposure to the Company. The Company incurred approximately $4.8 million of costs in conjunction with pledging assets as collateral under the FHLBNY. These costs were reimbursed to the Company by Belmont.
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
Ground Leases Arrangements
The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.3 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee that we do not own.
The property located at 461 Fifth Avenue operates under a ground lease ($2.1 million of ground rent annually) with an expiration date of 2027 and two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the fee position for a fixed price on a specific date.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The property located at 625 Madison Avenue operates under a ground lease ($4.6 million of ground rent annually) with an expiration date of 2022 and two options to renew for an additional 23 years.
The property located at 1185 Avenue of the Americas operates under a ground lease ($6.9 million of ground rent annually) with an expiration date of 2043 and an option to renew for an additional 23 years.
The property located at 919 Third Avenue operates under a ground lease ($0.9 million of ground rent annually) with an expiration date of 2066. The fee interest in the land at 919 Third Avenue is owned by SL Green.
The property located at 1055 Washington Boulevard operates under a ground lease ($0.6 million of ground rent annually) with an expiration date of 2090.
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of December 31, 2016 (in thousands):

Non-cancellable operating leases
2017	$20,586
2018	20,586
2019	20,586
2020	20,586
2021	20,736
Thereafter	308,202
Total minimum lease payments	$411,282

17. Quarterly Financial Data of the Company (unaudited)
Summarized quarterly financial data for the years ended December 31, 2016 and 2015, was as follows (in thousands):

2016 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$232,658	$271,336	$231,758	$239,664
Income from continuing operations before equity in net income from unconsolidated joint ventures, and loss on sale of real estate	$66,056	$98,647	$71,254	$69,743
Equity in net income from unconsolidated joint ventures	4,110	4,276	3,666	2,457
Loss on sale of real estate	(10)	—	(6,899)	—
Net income	70,156	102,923	68,021	72,200
Net income attributable to noncontrolling interests in other partnerships	(1,071)	(1,279)	(2,062)	(12)
Preferred units dividend	(956)	(955)	(955)	(955)
Net income attributable to ROP common unitholder	$68,129	$100,689	$65,004	$71,233

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

2015 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$238,283	$237,651	$234,631	$214,668
Income from continuing operations before equity in net income from unconsolidated joint ventures, (loss) gain on sale of real estate, depreciable real estate reserves, unrealized gain (loss) on embedded derivative and loss on extinguishment of debt	$69,152	$65,541	$76,236	$52,851
Equity in net income from unconsolidated joint ventures	2,265	2,296	2,153	2,127
(Loss) gain on sale of real estate	(879)	101,069	—	—
Depreciable real estate reserves	—	(9,998)	—	—
Unrealized gain (loss) on embedded derivative	1,800	(1,800)	—	—
Loss on extinguishment of debt	—	—	—	(49)
Net income	72,338	157,108	78,389	54,929
Net income attributable to noncontrolling interests in other partnerships	(1,946)	(293)	(6,380)	(550)
Preferred units dividend	(955)	(743)	—	—
Net income attributable to ROP common unitholder	$69,437	$156,072	$72,009	$54,379

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

18. Segment Information
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
Selected results of operations for the years ended December 31, 2016, 2015 and 2014 and selected asset information as of December 31, 2016 and 2015, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Years ended:
December 31, 2016	$750,233	$225,183	$975,416
December 31, 2015	721,697	203,536	925,233
December 31, 2014	647,555	199,967	847,522
Income from continuing operations, equity in net gain on sale of interest in unconsolidated joint venture, (loss) gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt

Years ended:
December 31, 2016	$118,199	$202,010	$320,209
December 31, 2015	96,821	175,800	272,621
December 31, 2014	34,821	170,668	205,489
Total assets
As of:
December 31, 2016	$6,786,479	$1,968,134	$8,754,613
December 31, 2015	6,791,377	2,041,940	8,833,317
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2016

The table below reconciles income from continuing operations to net income for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014

Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, (loss) gain on sale of real estate, depreciable real estate reserves, and loss on early extinguishment of debt.	$320,209	$272,621	$205,489
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	85,559
(Loss) gain on sale of real estate	(6,909)	100,190	—
Depreciable real estate reserves	—	(9,998)	—
Loss on early extinguishment of debt	—	(49)	(7,385)
Income from continuing operations	313,300	362,764	283,663
Net income from discontinued operations	—	—	1,996
Gain on sale of discontinued operations	—	—	117,579
Net income	$313,300	$362,764	$403,238

Reckson Operating Partnership, L.P.
Schedule II—Valuation and Qualifying Accounts
December 31, 2015
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations/Recovery	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2016
Tenant and other receivables—allowance	$5,593	$3,604	$(4,318)	$4,879
Deferred rent receivable—allowance	14,788	3,955	(945)	17,798
Year Ended December 31, 2015
Tenant and other receivables—allowance	$5,820	$4,363	$(4,590)	$5,593
Deferred rent receivable—allowance	17,745	1,775	(4,732)	14,788
Year Ended December 31, 2014
Tenant and other receivables—allowance	$5,382	$5,635	$(5,197)	$5,820
Deferred rent receivable—allowance	18,829	2,916	(4,000)	17,745

Reckson Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2016
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
810 Seventh Avenue(1)	$—	$114,077	$476,386	$—	$65,985	$114,077	$542,371	$656,448	$145,216	1970	1/2007	Various
461 Fifth Avenue(1)	—	—	62,695	—	10,723	—	73,418	73,418	26,105	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	39,436	51,093	245,408	296,501	85,282	1958	7/2004	Various
919 Third Avenue(1)(2)	500,000	223,529	1,033,198	—	38,714	223,529	1,071,912	1,295,441	274,778	1970	1/2007	Various
555 W. 57th Street(1)	—	18,846	78,704	—	59,564	18,846	138,268	157,114	58,187	1971	1/1999	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	39,403	—	767,616	767,616	221,415	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	37,736	91,038	418,480	509,518	114,264	1966	1/2007	Various
1100 King Street—1-6 International Drive(3)	—	49,392	104,376	(24,004)	23,954	25,388	128,330	153,718	35,062	1983/1986	1/2007	Various
520 White Plains Road(3)	—	6,324	26,096	—	6,602	6,324	32,698	39,022	9,158	1979	1/2007	Various
115-117 Stevens Avenue(3)	—	5,933	23,826	—	5,390	5,933	29,216	35,149	7,622	1984	1/2007	Various
100 Summit Lake Drive(3)	—	10,526	43,109	—	8,476	10,526	51,585	62,111	15,149	1988	1/2007	Various
200 Summit Lake Drive(3)	—	11,183	47,906	—	10,448	11,183	58,354	69,537	16,543	1990	1/2007	Various
500 Summit Lake Drive(3)	—	9,777	39,048	—	5,290	9,777	44,338	54,115	11,672	1986	1/2007	Various
360 Hamilton Avenue(3)	—	29,497	118,250	—	13,844	29,497	132,094	161,591	35,784	2000	1/2007	Various
680 Washington Boulevard(2)(4)	—	11,696	45,364	—	10,126	11,696	55,490	67,186	14,462	1989	1/2007	Various
750 Washington Boulevard(2)(4)	—	16,916	68,849	—	8,350	16,916	77,199	94,115	19,727	1989	1/2007	Various
1010 Washington Boulevard(4)	—	7,747	30,423	—	6,598	7,747	37,021	44,768	9,722	1988	1/2007	Various
1055 Washington Boulevard(4)	—	13,516	53,228	—	7,559	13,516	60,787	74,303	15,655	1987	6/2007	Various
400 Summit Lake Drive(3)	—	38,889	1	285	2	39,174	3	39,177	—	-	1/2007	N/A
609 Fifth Avenue(1)	—	36,677	145,954	—	8,270	36,677	154,224	190,901	41,993	1925	6/2006	Various
110 East 42nd Street(1)	—	34,000	46,411	—	18,337	34,000	64,748	98,748	15,000	1921	5/2011	Various
304 Park Avenue(1)	—	54,189	75,619	300	11,792	54,489	87,411	141,900	13,322	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,180	37,158	163	50,189	24,343	87,347	111,690	4,428	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	3,076	45,976	70,392	116,368	9,339	1902	9/2012	Various
315 West 33rd Street(1)	—	195,834	164,429	—	8,919	195,834	173,348	369,182	15,160	2000-2001	11/2013	Various
16 Court Street(7)	—	19,217	63,210	—	16,092	19,217	79,302	98,519	10,366	1927-1928	4/2013	Various
125 Chubb Way(5)	—	5,884	25,958	—	25,556	5,884	51,514	57,398	9,170	2008	1/2008	Various
Williamsburg(6)(7)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	1,604	2010	12/2010	Various

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
115 Spring Street(1)	—	11,078	44,799	—	1,686	11,078	46,485	57,563	2,918	1900	7/2014	Various
635 Madison Avenue(1)	—	205,632	15,805	—	—	205,632	15,805	221,437	910	-	9/2014	N/A
125 Park Avenue(1)	—	120,900	189,714	—	68,264	120,900	257,978	378,878	54,736	1923	10/2010	Various
625 Madison Ave(1)	—	—	246,673	—	41,937	—	288,610	288,610	97,690	1956	10/2004	Various
102 Greene Street(1)	—	8,215	26,717	35	482	8,250	27,199	35,449	888	1910	11/2014	Various
711 Third Avenue(1)(6)(8)	—	19,844	42,499	—	57,916	19,844	100,415	120,259	34,418	1955	5/1998	Various
752 Madison Avenue(1)(6)(9)	—	282,415	—	1,871	—	284,286	—	284,286	—	1996/2012	1/2012	N/A
110 Greene Street(1)(10)	—	45,120	215,470	—	3,985	45,120	219,455	264,575	9,459	1910	7/2015	Various
Other(11)	—	1,130	—	78	4,693	1,208	4,693	5,901	18			Various
	$500,000	$1,823,639	$4,988,828	$(18,441)	$714,844	$1,805,198	$5,703,672	$7,508,870	$1,437,222
__________________________________________________________________

(1)	Property located in New York, New York.

(2)	We own a 51% interest in this property.

(3)	Property located in Westchester County, New York.

(4)	Property located in Connecticut.

(5)	Property located in New Jersey.

(6)	Property that was transferred in 2015.

(7)	Property located in Brooklyn, New York.

(8)	We own a 50% interest in this property.

(9)	We own a tenancy in common interest in the property.

(10)	We own a 90% interest in this property.

(11)	Other includes tenant improvements, capitalized interest and corporate improvements.
The changes in real estate for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$7,428,243	$7,203,216	$6,670,210
Acquisitions	—	329,996	491,023
Improvements	123,173	93,439	102,530
Retirements/disposals	(42,546)	(198,408)	(60,547)
Balance at end of year	$7,508,870	$7,428,243	$7,203,216
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2016 was approximately $4.9 billion (unaudited).
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

	2016	2015	2014
Balance at beginning of year	$1,267,598	$1,123,412	$983,273
Depreciation for year	183,873	175,039	165,840
Retirements/disposals	(14,249)	(30,853)	(25,701)
Balance at end of year	$1,437,222	$1,267,598	$1,123,412

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
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the President and Treasurer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEMS 10, 11, 12 AND 13.
As discussed in this report, SL Green acquired us on January 25, 2007. WAGP is the sole general partner of ROP and WAGP is a wholly-owned subsidiary of the Operating Partnership. The directors and officers of WAGP also serve as officers of SL Green. As a result, you should read SL Green's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act, on or prior to April 30, 2014, for the information required by Items 10, 11, 12 and 13 with respect to SL Green and which is incorporated herein by reference.

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
Ernst & Young LLP's fees for providing services to ROP in 2016 and 2015 were as follows:
Audit Fees.    The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of ROP's annual financial statements for the years ended December 31, 2016 and 2015 and for the reviews of the financial statements included in ROP's Quarterly Reports on Form 10-Q for the years ended December 31, 2016 and 2015 were approximately $470,000 and $415,000 respectively.
Audit Related Fees.    The audit related fees paid to Ernst & Young LLP for professional services rendered for assurance and related services that are reasonably related to the performance of the audit or review of ROP's financial statements, other than the services described under "Audit Fees," including due diligence and accounting assistance relating to transactions, joint ventures and other matters, were $178,000 and $173,000 for the years ended December 31, 2016 and 2015, respectively.
Tax Fees.    There were no tax fees billed by Ernst & Young LLP for professional services rendered for tax compliance (including REIT tax compliance), tax advice and tax planning for the years ended December 31, 2016 and 2015, respectively.
All Other Fees.    There were no other fees billed by Ernst & Young LLP for the years ended December 31, 2016 and 2015.
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
Management recommended to the board of directors of our sole general partner (and such board of directors has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2016 for filing with the SEC.

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

10.12
Agreement Regarding Additional Term Loans, dated as of August 31, 2016, by and among SL Green Realty Corp., SL Green
Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells
Fargo Bank, National Association, as Administrative Agent, incorporated by reference to the Company's Form 8-K, filed with the
SEC on September 8, 2016.

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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Capital for the years ended December 31, 2016, 2015 and 2014, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) Notes to the Consolidated Financial Statements, detail tagged and filed herewith.

____________________________________________________________________

*	Management contracts to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2017.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2017.

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