Form 10-Q
period 2017-03-31
RECKSON OPERATING PARTNERSHIP LP
filed 2017-05-12
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 12, 2017, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,790,388	$1,805,198
Building and improvements	4,577,417	4,629,994
Building leasehold and improvements	1,073,703	1,073,678
	7,441,508	7,508,870
Less: accumulated depreciation	(1,512,514)	(1,437,222)
	5,928,994	6,071,648
Assets held for sale	54,694	—
Cash and cash equivalents	61,410	59,930
Restricted cash	44,304	43,489
Tenant and other receivables, net of allowance of $5,113 and $4,879 in 2017 and 2016, respectively	28,907	30,999
Deferred rents receivable, net of allowance of $16,688 and $17,798 in 2017 and 2016, respectively	242,114	238,447
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,316 and $16,705 in 2017 and 2016, respectively	1,627,836	1,640,412
Investments in unconsolidated joint ventures	174,678	174,127
Deferred costs, net of accumulated amortization of $74,815 and $73,673 in 2017 and 2016, respectively	118,365	121,470
Other assets	343,468	374,091
Total assets	$8,624,770	$8,754,613
Liabilities
Mortgages and other loans payable, net	$920,602	$676,068
Unsecured term loan, net	1,179,861	1,179,521
Unsecured notes, net	795,602	795,260
Accrued interest payable	12,158	15,781
Other liabilities	119,086	160,982
Accounts payable and accrued expenses	61,354	60,855
Related party payables	23,808	23,808
Deferred revenue	159,899	161,772
Deferred land leases payable	1,818	1,795
Dividends payable	807	754
Security deposits	40,176	40,033
Liabilities related to assets held for sale	43	—
Total liabilities	3,315,214	3,116,629
Commitments and contingencies	—	—
Preferred units	109,161	109,161
Capital
General partner capital	4,811,515	5,139,842
Accumulated other comprehensive loss	(1,528)	(1,618)
Total ROP partner's capital	4,809,987	5,138,224
Noncontrolling interests in other partnerships	390,408	390,599
Total capital	5,200,395	5,528,823
Total liabilities and capital	$8,624,770	$8,754,613
The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue, net	$167,972	$159,618
Escalation and reimbursement	24,545	24,316
Investment income	40,554	55,180
Other (loss) income	(716)	550
Total revenues	232,355	239,664
Expenses
Operating expenses, including related party expenses of $6,529 and $5,763 in 2017 and 2016	41,725	41,961
Real estate taxes	38,796	37,224
Ground rent	5,235	5,235
Interest expense, net of interest income	29,467	32,201
Amortization of deferred financing costs	2,087	2,140
Depreciation and amortization	51,784	50,798
Transaction related costs	—	178
Marketing, general and administrative	112	184
Total expenses	169,206	169,921
Income before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, and depreciable real estate reserves	63,149	69,743
Equity in net income from unconsolidated joint ventures	4,255	2,457
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3	—
Depreciable real estate reserves	(56,265)	—
Net income	11,142	72,200
Net income attributable to noncontrolling interests in other partnerships	(14)	(12)
Preferred units dividend	(953)	(955)
Net income attributable to ROP common unitholder	$10,175	$71,233

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income attributable to ROP common unitholder	$10,175	$71,233
Other comprehensive income:
Change in net unrealized gain on derivative instruments	90	220
Comprehensive income attributable to ROP common unitholder	$10,265	$71,453

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2016	$5,139,842	$—	$390,599	$(1,618)	$5,528,823
Contributions	629,146	—	—	—	629,146
Distributions	(967,648)	—	(205)	—	(967,853)
Net income	10,175	—	14	—	10,189
Other comprehensive income	—	—	—	90	90
Balance at March 31, 2017	$4,811,515	$—	$390,408	$(1,528)	$5,200,395

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$11,142	$72,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,871	52,938
Equity in net income from unconsolidated joint venture	(4,255)	(2,457)
Distributions of cumulative earnings from unconsolidated joint ventures	3,606	2,128
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(3)	—
Depreciable real estate reserve	56,265	—
Deferred rents receivable	(3,835)	(6,070)
Other non-cash adjustments	(7,959)	(8,714)
Changes in operating assets and liabilities:
Restricted cash—operations	(815)	(2,022)
Tenant and other receivables	961	4,616
Deferred lease costs	(2,769)	(6,743)
Other assets	(42,414)	(37,394)
Accounts payable, accrued expenses and other liabilities	269	(6,626)
Deferred revenue and land leases payable	4,408	3,181
Net cash provided by operating activities	68,472	65,037
Investing Activities
Additions to land, buildings and improvements	(13,086)	(16,157)
Escrowed cash—capital improvements	—	368
Investments in unconsolidated joint venture	(7)	—
Distributions in excess of cumulative earnings from unconsolidated joint ventures	392	345
Net proceeds from disposition of real estate/joint venture interest	—	22,316
Other investments	32,057	7,922
Origination of debt and preferred equity investments	(402,453)	(117,119)
Repayments or redemption of debt and preferred equity investments	411,969	272,253
Net cash provided by investing activities	28,872	169,928
Financing Activities
Proceeds from mortgages and other loans payable	$250,000	$—
Repayments of mortgages and other loans payable	—	(67,526)
Proceeds from credit facility and senior unsecured notes	277,800	520,000
Repayments of credit facility and senior unsecured notes	(277,800)	(994,308)
Distributions to noncontrolling interests in other partnerships	(205)	—
Contributions from common unitholder	625,842	1,750,905
Distributions to common and preferred unitholders	(968,601)	(1,507,017)
Other obligations related to loan participations	—	76,500
Deferred loan costs and capitalized lease obligation	(2,900)	(1,102)
Net cash used in financing activities	(95,864)	(222,548)
Net increase in cash and cash equivalents	1,480	12,417
Cash and cash equivalents at beginning of period	59,930	50,026
Cash and cash equivalents at end of period	$61,410	$62,443

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$3,503	$8,745
Deferred leasing payable	103	79
Change in fair value of hedge	2	—
Transfer to assets held for sale	54,694	—
Transfer to liabilities related to assets held for sale	43	—
Contributions from a noncontrolling interest in other partnerships	—	68,581
Exchange of debt investment for equity in joint venture	—	—
Removal of fully depreciated commercial real estate properties	643	3,799
Contributions from Common Unitholder	3,304	—

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
March 31, 2017
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.67% owned by SL Green Realty Corp., or SL Green, as of March 31, 2017. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
As of March 31, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	96.4%
	Retail(2)(3)(4)	6	374,016	95.8%
	Fee Interest	1	176,530	100.0%
		23	9,013,791	96.4%
Suburban	Office(5)	18	3,251,000	83.0%
	Retail	1	52,000	100.0%
		19	3,303,000	83.3%
Total commercial properties		42	12,316,791	92.9%
Residential:
Manhattan	Residential(2)	—	222,855	94.0%
Total portfolio		42	12,539,646	92.9%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2017, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)	Includes the property at 102 Greene Street, which is classified as held for sale at March 31, 2017.

(5)	Includes the property at 520 White Plains Road, which is classified as held for sale at March 31, 2017.

As of March 31, 2017, we held debt and preferred equity investments with a book value of $1.9 billion, including $0.3 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at March 31, 2017 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 are $1.4 billion and $1.4 billion, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 are $494.3 million and $494.1 million, respectively, related to our consolidated VIEs.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at March 31, 2017 except for 520 White Plains Road in Tarrytown, New York, and 680/750 Washington Boulevard in Stamford, Connecticut, for which we recorded a $56.3 million depreciable real estate reserve during the three months ended March 31, 2017.
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
We recognized $4.2 million and $4.0 million of rental revenue for the three months ended March 31, 2017 and 2016, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2017 and December 31, 2016 (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

	March 31, 2017	December 31, 2016
Identified intangible assets (included in other assets):
Gross amount	$309,678	$311,830
Accumulated amortization	(254,821)	(253,064)
Net(1)	$54,857	$58,766
Identified intangible liabilities (included in deferred revenue):
Gross amount	$521,873	$524,793
Accumulated amortization	(372,100)	(368,738)
Net(1)	$149,773	$156,055

(1)
As of March 31, 2017 and December 31, 2016, $0.1 million and none, respectively and $0.1 million and none, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at March 31, 2017.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during three months ended March 31, 2017 and 2016.
Income Taxes
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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space. The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at March 31, 2017. For the three months ended March 31, 2017, 13.6%, 8.8%, 7.4%, 7.1%, 6.7%, 6.0%, 6.0%, and 6.0% of our share of cash rent, including our share of joint venture annualized rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 1350 Avenue of the Americas, 555 West 57th Street, and 125 Park Avenue, respectively. Our share of annualized cash rent for all other properties was below 5.0%
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In February 2017, the FASB issued guidance to clarify the scope of Subtopic 610-20 as well as provide guidance on accounting for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will not longer present transfers between these items on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, distributions received from equity method investees, separately identifiable cash flows and application of the predominance principle, and others. The amendments in the ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2017 and there was no impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current ‘incurred loss’ model with an ‘expected loss’ approach. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted after December 2018. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplifies the accounting for share-based payment award transactions including: income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the guidance effective January 1, 2017 and there was no material impact on the Company’s consolidated financial statements.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

In March 2016, the FASB issued ASU 2016-07, Investments Equity Method and Joint Ventures (Topic 323). The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The Company adopted the guidance effective January 1, 2017 and there was no impact on the Company’s consolidated financial statements.
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
3. Property Acquisitions
During the three months ended March 31, 2017, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended March 31, 2017, we entered into agreements to sell a 90% interest in 102 Greene Street and to sell the property at 520 White Plains Road in Tarrytown, New York. We recorded a $14.2 million depreciable real estate reserve

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

in connection with the sale of 520 White Plains Road. In April 2017, we closed on the sale of 520 White Plains Road and the 90% interest in 102 Greene Street.
5. Debt and Preferred Equity Investments
During the three months ended March 31, 2017 and 2016, our debt and preferred equity investments, net of discounts and deferred origination fees, increased by $403.9 million and $128.8 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $416.5 million and $420.2 million during the three months ended March 31, 2017 and 2016, respectively, which offset the increases in debt and preferred equity investments.
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of March 31, 2017 and December 31, 2016, we held the following debt investments, with an aggregate weighted average current yield of 9.42% at March 31, 2017 (in thousands):

Loan Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan(3a)	—	502,100	66,197	66,129	June 2017
Mortgage Loan(4)	—	—	26,324	26,311	February 2019
Mortgage Loan	—	—	346	380	August 2019
Mezzanine Loan	—	1,160,000	197,358	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	87,891	12,694	12,692	November 2023
Mezzanine Loan(3b)	—	115,000	12,926	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Jr. Mortgage Participation/Mezzanine Loan (5)	—	—	—	193,422
Total fixed rate	$—	$2,314,991	$364,345	$360,359
Floating Rate Investments:
Mezzanine Loan(3c)	—	40,000	15,446	15,369	June 2017
Mortgage/ Mezzanine Loan	—	—	32,929	32,847	June 2017
Mortgage/Mezzanine Loan	—	—	22,978	22,959	July 2017
Mortgage/Mezzanine Loan	—	—	16,975	16,960	September 2017
Mortgage/Mezzanine Loan	2,302	—	21,630	20,423	October 2017
Mezzanine Loan	—	60,000	14,970	14,957	November 2017
Mezzanine Loan(3d)	—	85,000	15,206	15,141	December 2017
Mezzanine Loan(3e)	—	65,000	14,714	14,656	December 2017
Mortgage/Mezzanine Loan(3f)	795	—	15,078	15,051	December 2017
Mortgage/Mezzanine Loan(6)	—	125,000	29,902	29,998	January 2018
Mezzanine Loan	—	40,000	19,930	19,913	April 2018
Jr. Mortgage Participation	—	175,000	34,873	34,844	April 2018
Mezzanine Loan	523	20,523	10,880	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,864	19,840	August 2018
Mortgage Loan	—	65,000	14,898	14,880	August 2018
Mezzanine Loan	—	37,500	14,698	14,648	September 2018

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

Loan Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	2,325	45,025	34,593	34,502	October 2018
Mezzanine Loan	—	335,000	74,543	74,476	November 2018
Mezzanine Loan	—	33,000	26,868	26,850	December 2018
Mezzanine Loan	2,005	169,152	57,496	56,114	December 2018
Mezzanine Loan	14,191	265,704	64,870	63,137	December 2018
Mezzanine Loan	11,177	210,770	68,136	64,505	December 2018
Mezzanine Loan	—	45,000	12,120	12,104	January 2019
Mortgage/Mezzanine Loan	42,548	—	171,352	—	January 2019
Mezzanine Loan	6,383	16,383	5,434	5,410	January 2019
Mezzanine Loan	—	38,000	21,903	21,891	March 2019
Mezzanine Loan	—	265,000	24,736	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	32,721	185,649	66,484	65,554	August 2019
Mezzanine Loan	2,500	187,500	37,337	37,322	September 2019
Mortgage/Mezzanine Loan	75,310	—	119,422	111,819	September 2019
Mortgage/Mezzanine Loan	35,630	—	33,714	33,682	January 2020
Mezzanine Loan(7)	13,273	502,066	65,993	125,911	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,613	15,606	July 2021
Mortgage/Mezzanine Loan(8)	—	—	—	145,239
Total floating rate	$241,683	$3,071,272	$1,215,585	$1,232,178
Total	$241,683	$5,386,263	$1,579,930	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $41.3 million, (b) $12.0 million, (c) $14.5 million, (d) $14.6 million, (e) $14.1 million, and (f) $5.1 million.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)	This loan was repaid in March 2017.

(6)	This loan was extended in January 2017.

(7)	$66.1 million of outstanding principal was syndicated in February 2017.

(8)	This loan was repaid in January 2017.

Preferred Equity Investments
As of March 31, 2017 and December 31, 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 8.36% at March 31, 2017 (in thousands):

Type	March 31, 2017 Future Funding Obligations	March 31, 2017 Senior Financing	March 31, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$73,448	$9,986	$9,982	March 2018
Preferred Equity	—	58,617	37,920	37,893	November 2018
Total	$—	$132,065	$47,906	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

At March 31, 2017 and December 31, 2016, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at March 31, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $119.4 million and $144.5 million at March 31, 2017 and December 31, 2016, respectively. No financing receivables were 90 days past due at March 31, 2017.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of March 31, 2017 none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of March 31, 2017:

Property	Partner	Ownership Interest (1)	Economic Interest(1)	Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
76 11th Avenue (3)	Oxford/Vornado	33.33%	35.09%	764,000	March 2016	138,240

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of March 31, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes below.

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

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of March 31, 2017 and December 31, 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	March 31, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity(1)	$100,000	$100,000	March 2018
Mezzanine Loan(2)	24,965	24,542	July 2036
	$124,965	$124,542

(1)	These loans were extended in February 2017.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interests or Properties
We did not sell any joint venture interest or property during the three months ended March 31, 2017.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2017 and December 31, 2016, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Floating Rate Debt:
131-137 Spring Street	August 2020	2.33%	$141,000	$141,000
Total joint venture mortgages and other loans payable			$141,000	$141,000

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Deferred financing costs, net			(3,693)	(3,970)
Total joint venture mortgages and other loans payable, net			$137,307	$137,030

(1)	Effective weighted average interest rate for the three months ended March 31, 2017, taking into account interest rate hedges in effect during the period.
The combined balance sheets for the unconsolidated joint ventures, at March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Assets
Commercial real estate property, net	$277,866	$279,451
Debt and preferred equity investments, net	274,741	273,749
Other assets	18,005	18,922
Total assets	$570,612	$572,122
Liabilities and members' equity
Mortgages and other loans payable, net	$137,307	$137,030
Other liabilities	20,973	22,185
Members' equity	412,332	412,907
Total liabilities and members' equity	$570,612	$572,122
Company's investments in unconsolidated joint ventures	$174,678	$174,127
The combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Total revenues	$11,249	$6,937
Operating expenses	211	374
Real estate taxes	313	283
Interest expense, net of interest income	825	698
Amortization of deferred financing costs	277	277
Transaction related costs	—	—
Depreciation and amortization	2,101	2,101
Total expenses	$3,727	$3,733
Net income	$7,522	$3,204
Company's equity in net income from unconsolidated joint ventures	4,255	2,457

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at March 31, 2017 and December 31, 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	March 31, 2017	December 31, 2016
Fixed Rate Debt:
919 Third Avenue (2)	June 2023	5.12%	$500,000	$500,000
315 West 33rd Street	February 2027	4.24%	250,000	—
Floating Rate Debt:
Master Repurchase Agreement	July 2018	3.28%	$184,642	$184,642
Total mortgages and other loans payable			$934,642	$684,642
Deferred financing costs, net of amortization			(14,040)	(8,574)
Total mortgages and other loans payable, net			$920,602	$676,068

(1)	Effective weighted average interest rate for the three months ended March 31, 2017.

(2)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.
Master Repurchase Agreement
In July 2016, we entered into a restated Master Repurchase Agreement, or MRA, which provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. The MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
At March 31, 2017 and December 31, 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $2.3 billion and $1.7 billion, respectively.
8. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of March 31, 2017, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of March 31, 2017, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At March 31, 2017, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At March 31, 2017, the effective interest rate was 2.03% for the revolving credit facility and 2.18% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2017, the facility fee was 25 basis points.
As of March 31, 2017, we had $84.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At March 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $(5.6) million, representing deferred financing costs presented within other liabilities, and $(6.3) million, respectively, net of deferred financing costs. At March 31, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2017 and December 31, 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	March 31, 2017 Unpaid Principal Balance	March 31, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Effective Rate	Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,898	$249,880	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
	$800,000	$799,898	$799,880
Deferred financing costs, net		(4,296)	(4,620)
	$800,000	$795,602	$795,260

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.
ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2017 and 2016, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of our mortgage and other loans payable, 2012 credit facility and senior unsecured notes as of March 31, 2017, including as-of-right extension options and put options, were as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2017	$—	$—	$—	$—	$—	$—
2018	—	184,642	—	—	250,000	434,642
2019	—	—	—	1,183,000	—	1,183,000
2020	—	—	—	—	250,000	250,000
2021	—	—	—	—	—	—
Thereafter	—	750,000	—	—	300,000	1,050,000
	$—	$934,642	$—	$1,183,000	$800,000	$2,917,642

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Interest expense before capitalized interest	$29,851	$32,314
Interest capitalized	(380)	(109)
Interest income	(4)	(4)
Interest expense, net	$29,467	$32,201
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. We also recorded expenses for these services, inclusive of capitalized expenses, of $2.0 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively, for these services (excluding services provided directly to tenants).
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $3.2 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of March 31, 2017, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2016, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At March 31, 2017 the carrying amount and fair value of the derivative remained at zero.
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
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. All of which are classified as Level 3 inputs.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Debt and preferred equity investments (2)	$1,627,836	(3)	$1,640,412	(3)

Fixed rate debt	$2,349,898	$2,438,513	$2,099,880	$2,183,042
Variable rate debt	567,642	578,410	567,642	580,083
	$2,917,540	$3,016,923	$2,667,522	$2,763,125

(1)	Amounts exclude net deferred financing costs.

(2)
Excludes investments with a book value of $174.7 million and $174.1 million as of March 31, 2017 and December 31, 2016, respectively, which we accounted for under the equity method accounting as a result of meeting criteria of a real estate investment under the guidance for Acquisition, Development and Construction arrangements, and other investments with a book value of $119.4 million and $144.5 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
At March 31, 2017, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of March 31, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of March 31, 2017, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of March 31, 2017 and December 31, 2016, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was approximately $1.5 million and $1.6 million, respectively.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swap	$—	$(12)	Interest expense	$90	$232	Interest expense	$—	$2
14. Commitments and Contingencies
Legal Proceedings
As of March 31, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont could borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2016 , certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. Belmont's membership was terminated on February 20, 2017 and all funds borrowed from the FHLBNY were repaid in January 2017.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of March 31, 2017 (in thousands):

Non-cancellable operating leases
Remaining 2017	$15,440
2018	20,586
2019	20,586
2020	20,586
2021	20,736
Thereafter	308,202
Total minimum lease payments	$406,136
15. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
March 31, 2017
(unaudited)

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
Selected consolidated results of operations for the three months ended March 31, 2017 and 2016, and selected asset information as of March 31, 2017 and December 31, 2016, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
March 31, 2017	$185,019	$47,336	$232,355
March 31, 2016	178,783	60,881	239,664
(Loss) income from continuing operations before equity in net gain on sale of interest from unconsolidated joint venture/real estate and depreciable real estate reserves:
Three months ended:
March 31, 2017	$(29,259)	$40,401	$11,142
March 31, 2016	18,460	53,740	72,200
Total assets
As of:
March 31, 2017	$6,692,595	$1,932,175	$8,624,770
December 31, 2016	6,786,479	1,968,134	8,754,613
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for investments collateralizing the MRA. Interest is imputed on the remaining investments using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries and transaction related costs to the debt and preferred equity segment.
We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three months ended March 31, 2017, and 2016, marketing, general and administrative expenses totaled $0.1 million and $0.2 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
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
As of March 31, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	96.4%
	Retail(2)(3)(4)	6	374,016	95.8%
	Fee Interest	1	176,530	100.0%
		23	9,013,791	96.4%
Suburban	Office(5)	18	3,251,000	83.0%
	Retail	1	52,000	100.0%
		19	3,303,000	83.3%
Total commercial properties		42	12,316,791	92.9%
Residential:
Manhattan	Residential(2)	—	222,855	94.0%
Total portfolio		42	12,539,646	92.9%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total leased square feet divided by total acquisition square footage. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of March 31, 2017, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet (unaudited).

(4)	Includes the property at 102 Greene Street, which is classified as held for sale at March 31, 2017.

(5)	Includes the property at 520 White Plains Road, which is classified as held for sale at March 31, 2017.
Critical Accounting Policies
Refer to the 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three months ended March 31, 2017.

Results of Operations
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
The following comparison for the three months ended March 31, 2017, or 2017, to the three months ended March 31, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at March 31, 2017 (Same-Store Properties totaled 37 of our 40 consolidated operating properties),

ii.
“Acquisition Properties,” which represents all properties or interests in properties acquired in 2017 and 2016 and all non-Same-Store Properties, including properties that are under development, redevelopment or were deconsolidated during the period,

iii.	"Disposed Properties" which represents all properties or interests in properties sold or partially sold in 2017 and 2016, and

iv.	“Other,” which represents corporate level items not allocable to specific properties,

(in thousands)	2017	2016	$ Change	% Change

Rental revenue, net	$167,972	$159,618	$8,354	5.2%
Escalation and reimbursement	24,545	24,316	229	0.9%
Investment income	40,554	55,180	(14,626)	(26.5)%
Other (loss) income	(716)	550	(1,266)	(230.2)%
Total revenues	232,355	239,664	(7,309)	(3.0)%

Property operating expenses	85,756	84,420	1,336	1.6%
Transaction related costs	—	178	(178)	(100.0)%
Marketing, general and administrative	112	184	(72)	(39.1)%
Total expenses	85,868	84,782	1,086	1.3%

Operating income	146,487	154,882	(8,395)	(5.4)%

Interest expense, net of interest income	(29,467)	(32,201)	2,734	(8.5)%
Amortization of deferred financing costs	(2,087)	(2,140)	53	(2.5)%
Depreciation and amortization	(51,784)	(50,798)	(986)	1.9%
Equity in net income from unconsolidated joint ventures	4,255	2,457	1,798	73.2%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	3	—	3	100.0%
Depreciable real estate reserves	(56,265)	—	(56,265)	100.0%
Net income	11,142	72,200	(61,058)	(84.6)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our Same-Store Properties ($9.1 million), which included 919 Third Avenue ($3.5 million), 711 Third Avenue ($2.7 million), and 125 Park Avenue ($0.9 million).
Escalation and reimbursement revenue increased primarily as a result of higher operating cost and tax recoveries at our Same-Store Properties ($0.5 million).

Investment Income
For the three months ended March 31, 2017, investment income decreased primarily as a result of accelerated recognition of income on the early repayment of certain debt positions ($10.2 million), as well as a lower weighted average yield and balance during the three months ended March 31, 2017, partially offset by higher interest on LIBOR based loans due to increases in the benchmark rate. For the three months ended March 31, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 9.4%, respectively, compared to $1.7 billion and 10.4%, respectively, for the same period in 2016. As of March 31, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.0 years.
Other Income
Other income decreased primarily as a result of the reversal of $1.2 million of fees, which were recognized in the prior year, as a result of the Company being relieved of the obligation to perform certain services.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($1.8 million).
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption in 2017 of ASU No. 2017-01 which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to dead deals for which any costs incurred are expensed.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, decreased primarily as a result of a lower weighted average balance of the 2012 revolving credit facility ($3.8 million). The weighted average consolidated debt balance outstanding decreased to $2.9 billion for the three months ended March 31, 2017 from $3.7 billion for the three months ended March 31, 2016. The weighted average interest rate was 3.91% for the three months ended March 31, 2017 as compared to 3.42% for the three months ended March 31, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of increased capitalized expenditures at our Same-Store Properties ($1.5 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in March 2016 ($1.3 million).
Depreciable Real Estate Reserves
During the three months ended March 31, 2017, we recorded a $56.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut.
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
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, and development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

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
Cash and cash equivalents were $61.4 million and $62.4 million at March 31, 2017 and 2016, respectively, representing a decrease of (1.0) million. The decrease was a result of the following changes in cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Net cash provided by operating activities	$68,472	$65,037	$3,435
Net cash provided by investing activities	$28,872	$169,928	$(141,056)
Net cash used in financing activities	$(95,864)	$(222,548)	$126,684
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At March 31, 2017, our operating portfolio was 92.9% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, we used cash primarily for the following investing activities (in thousands):

Additions to land, buildings and improvements	$3,071
Escrowed cash—capital improvements	(368)
Investments in unconsolidated joint venture	(7)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	47
Net proceeds from disposition of real estate/joint venture interest	(22,316)
Other investments	24,135
Origination of debt and preferred equity investments	(285,334)
Repayments or redemption of debt and preferred equity investments	139,716
Decrease in net cash provided by investing activities	$(141,056)
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $16.2 million for the three months ended March 31, 2016 to $13.1 million for the three months ended March 31, 2017, relating primarily to increased costs incurred in connection with the redevelopment of properties.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes and sale of real estate. During the three months ended March 31, 2017, when compared to the three months ended March 31, 2016, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$250,000
Repayments of mortgages and other loans payable	67,526
Proceeds from credit facility and senior unsecured notes	(242,200)
Repayments of credit facility and senior unsecured notes	716,508
Distributions to noncontrolling interests in other partnerships	(205)
Contributions from common unitholder	(1,125,063)
Distributions to common and preferred unitholders	538,416
Other obligations related to loan participations	(76,500)
Deferred loan costs and capitalized lease obligation	(1,798)
Decrease in net cash used in financing activities	$126,684
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2012 Credit Facility
As of March 31, 2017, we had $84.8 million of outstanding letters of credit, zero drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.5 billion under the 2012 credit facility. At March 31, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $(5.6) million, representing deferred financing costs presented within other liabilities, and $(6.3) million, respectively, net of deferred financing costs. At March 31, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
We, SL Green and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $7.0 million. This risk is partially mitigated by our floating rate debt investments. At March 31, 2017, 77.6% of our $1.6 billion debt and preferred equity portfolio is indexed to LIBOR.
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

Our long-term debt of $2.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of March 31, 2017 bore interest based on a spread of LIBOR plus 140 basis points to LIBOR plus 312 basis points.
Contractual Obligations
Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2017, we expect to incur $34.4 million of recurring capital expenditures and $19.0 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
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
In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and as one of the elements of our overall insurance program. Belmont is a subsidiary of SL Green. Belmont was formed in an effort to, among other reasons, mitigate fluctuations in the insurance marketplace. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.
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

We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of March 31, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K. We encourage you to read “Part I. Item 1A. Risk Factors” in the 2016 Annual Report on Form 10-K for SL Green Realty Corp., our indirect parent company.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: May 12, 2017