Form 10-Q
period 2017-06-30
RECKSON OPERATING PARTNERSHIP LP
filed 2017-08-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of August 14, 2017, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,754,680	$1,805,198
Building and improvements	4,428,461	4,629,994
Building leasehold and improvements	1,073,703	1,073,678
	7,256,844	7,508,870
Less: accumulated depreciation	(1,469,042)	(1,437,222)
	5,787,802	6,071,648
Assets held for sale	119,224	—
Cash and cash equivalents	50,978	59,930
Restricted cash	80,948	43,489
Tenant and other receivables, net of allowance of $6,282 and $4,879 in 2017 and 2016, respectively	25,717	30,999
Deferred rents receivable, net of allowance of $16,245 and $17,798 in 2017 and 2016, respectively	236,738	238,447
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,079 and $16,705 in 2017 and 2016, respectively	1,986,413	1,640,412
Investments in unconsolidated joint ventures	132,413	174,127
Deferred costs, net of accumulated amortization of $73,616 and $73,673 in 2017 and 2016, respectively	112,274	121,470
Other assets	286,550	374,091
Total assets	$8,819,057	$8,754,613
Liabilities
Mortgages and other loans payable, net	$921,176	$676,068
Revolving credit facility, net	195,125	—
Unsecured term loan, net	1,180,217	1,179,521
Unsecured notes, net	795,942	795,260
Accrued interest payable	17,586	15,781
Other liabilities	87,190	160,982
Accounts payable and accrued expenses	56,706	60,855
Related party payables	23,808	23,808
Deferred revenue	144,661	161,772
Deferred land leases payable	1,842	1,795
Dividends payable	807	754
Security deposits	40,366	40,033
Liabilities related to assets held for sale	106	—
Total liabilities	3,465,532	3,116,629

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Commitments and contingencies	—	—
Preferred units	109,161	109,161

Capital
General partner capital	4,873,544	5,139,842
Accumulated other comprehensive loss	(1,438)	(1,618)
Total ROP partner's capital	4,872,106	5,138,224
Noncontrolling interests in other partnerships	372,258	390,599
Total capital	5,244,364	5,528,823
Total liabilities and capital	$8,819,057	$8,754,613

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $268.6 million and $297.3 million of land, $1.3 billion and $1.4 billion of building and improvements, $301.7 million and $318.4 million of accumulated depreciation, $254.3 and $160.5 of other assets included in other line items, $494.5 million and $494.0 million of real estate debt, net, $2.1 million and $2.1 million of accrued interest payable, and $53.0 million and $61.4 million of other liabilities included in other line items as of June 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue, net	$167,058	$160,276	$335,030	$319,894
Escalation and reimbursement	22,897	25,699	47,442	50,015
Investment income	60,424	44,586	100,978	99,766
Other income	1,433	1,197	717	1,747
Total revenues	251,812	231,758	484,167	471,422
Expenses
Operating expenses, including related party expenses of $6,649 and and $13,178 in 2017, and $7,211 and $12,974 in 2016	38,765	38,809	80,490	80,770
Real estate taxes	38,826	37,302	77,622	74,526
Ground rent	5,235	5,235	10,470	10,470
Interest expense, net of interest income	32,108	26,443	61,575	58,644
Amortization of deferred financing costs	2,039	1,732	4,126	3,872
Depreciation and amortization	50,773	50,651	102,557	101,449
Transaction related costs	2	67	2	245
Marketing, general and administrative	117	265	229	449
Total expenses	167,865	160,504	337,071	330,425
Income before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves	83,947	71,254	147,096	140,997
Equity in net income from unconsolidated joint ventures	3,180	3,666	7,435	6,123
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	3	—
Gain (loss) on sale of real estate	4,933	(6,899)	4,933	(6,899)
Depreciable real estate reserves	(29,063)	—	(85,328)	—
Net income	62,997	68,021	74,139	140,221
Net loss (income) attributable to noncontrolling interests in other partnerships	18,134	(2,062)	18,120	(2,074)
Preferred units dividend	(955)	(955)	(1,908)	(1,910)
Net income attributable to ROP common unitholder	$80,176	$65,004	$90,351	$136,237

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to ROP common unitholder	$80,176	$65,004	$90,351	$136,237
Other comprehensive income:
Change in net unrealized loss/gain on derivative instruments	90	198	180	418
Comprehensive income attributable to ROP common unitholder	$80,266	$65,202	$90,531	$136,655

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2016	$5,139,842	$—	$390,599	$(1,618)	$5,528,823
Contributions	1,913,792	—	—	—	1,913,792
Distributions	(2,270,441)	—	(221)	—	(2,270,662)
Net income	90,351	—	(18,120)	—	72,231
Other comprehensive income	—	—	—	180	180
Balance at June 30, 2017	$4,873,544	$—	$372,258	$(1,438)	$5,244,364

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$74,139	$140,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,683	105,321
Equity in net income from unconsolidated joint ventures	(7,435)	(6,123)
Distributions of cumulative earnings from unconsolidated joint ventures	9,479	4,376
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(3)	—
(Gain) loss on sale of real estate	(4,933)	6,899
Depreciable real estate reserves	85,328	—
Deferred rents receivable	(6,446)	(10,411)
Other non-cash adjustments	(24,586)	(21,545)
Changes in operating assets and liabilities:
Restricted cash—operations	707	(8,721)
Tenant and other receivables	2,949	3,560
Deferred lease costs	(6,713)	(12,573)
Other assets	(18,061)	(3,855)
Accounts payable, accrued expenses and other liabilities	1,985	(4,196)
Deferred revenue and land leases payable	(4,508)	(7,591)
Net cash provided by operating activities	208,585	185,362
Investing Activities
Additions to land, buildings and improvements	(51,777)	(53,065)
Escrowed cash—capital improvements	—	368
Investments in unconsolidated joint ventures	(84)	(797)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	48,616	615
Net proceeds from disposition of real estate/joint venture interest	20,082	42,316
Other investments	28,459	4,974
Origination of debt and preferred equity investments	(854,577)	(227,482)
Repayments or redemption of debt and preferred equity investments	633,140	418,371
Net cash (used in) provided by investing activities	(176,141)	185,300
Financing Activities
Proceeds from mortgages and other loans payable	$250,000	$—
Repayments of mortgages and other loans payable	—	(119,165)
Proceeds from revolving credit facility and senior unsecured notes	1,072,800	700,000
Repayments of revolving credit facility and senior unsecured notes	(872,800)	(1,664,308)
Distributions to noncontrolling interests in other partnerships	(221)	(197)
Contributions from common unitholder	1,775,488	2,797,191
Distributions to common and preferred unitholders	(2,272,349)	(2,136,728)
Other obligations related to loan participations	10,000	76,500
Deferred loan costs and capitalized lease obligation	(4,314)	(838)
Net cash provided by (used in) financing activities	(41,396)	(347,545)
Net (decrease) increase in cash and cash equivalents	(8,952)	23,117
Cash and cash equivalents at beginning of period	59,930	50,026
Cash and cash equivalents at end of period	$50,978	$73,143

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$4,986	$8,973
Deferred leasing payable	323	677
Change in fair value of hedge	2	200
Transfer to assets held for sale	173,918	—
Transfer to liabilities related to assets held for sale	149	—
Exchange of debt investment for equity in joint venture	—	68,581
Removal of fully depreciated commercial real estate properties	202	8,281
Contributions from Common Unitholder	138,304	—
Deconsolidation of a subsidiary	3,520	—
Proceeds from sale held in restricted cash	38,166	—

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
June 30, 2017
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.57% owned by SL Green Realty Corp., or SL Green, as of June 30, 2017. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
As of June 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.7%
	Retail(2)(3)	5	364,816	98.0%
	Development/Redevelopment(4)	1	9,200	—%
	Fee Interest	1	176,530	100.0%
		23	9,013,791	95.8%
Suburban	Office(5)	17	3,071,000	76.5%
	Retail	1	52,000	100.0%
		18	3,123,000	76.9%
Total commercial properties		41	12,136,791	91.0%
Residential:
Manhattan	Residential(2)	—	222,855	91.9%
Total portfolio		41	12,359,646	91.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet

(4)	Includes one unconsolidated joint venture retail property at 102 Greene Street comprised of approximately 9,200 square feet.

(5)
Includes the properties at 680-750 Washington Boulevard, in Stamford, Connecticut, also known as Stamford Towers and 125 Chubb Avenue in Lyndhurst, New Jersey, which are classified as held for sale at June 30, 2017.

As of June 30, 2017, we held debt and preferred equity investments with a book value of $2.1 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.
Net income attributable to ROP common unitholders for the three months ended June 30, 2017 includes $18.8 million relating to an adjustment of net income attributable to noncontrolling interests for the three months ended March 31, 2017. The noncash correction has no impact on net income for the three months ended June 30, 2017 or net income attributable to ROP common unitholders for the six months ended June 30, 2017.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2017 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.
The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
Subsequent Events
In August 2017, we entered into an agreement to sell 16 Court Street in Brooklyn, NY, for a gross sales price of $171.0 million. The transaction is expected to close during the fourth quarter of 2017.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at June 30, 2017, except for 125 Chubb Avenue in Lyndhurst, New Jersey, and Stamford Towers, for which we recorded aggregate depreciable real estate reserves of $29.1 million and $70.7 million for the three and six months ended June 30, 2017, respectively. See Note 4, "Property Dispositions".
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
We recognized $4.2 million and $8.4 million of rental revenue for the three and six months ended June 30, 2017, and $3.8 million and $7.8 million of rental revenue for the three and six months ended June 30, 2016, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Identified intangible assets (included in other assets):
Gross amount	$299,816	$311,830
Accumulated amortization	(248,938)	(253,064)
Net(1)	$50,878	$58,766
Identified intangible liabilities (included in deferred revenue):
Gross amount	$512,258	$524,793
Accumulated amortization	(368,807)	(368,738)
Net(1)	$143,451	$156,055

(1)
As of June 30, 2017 and December 31, 2016, $0.2 million and none, respectively and $0.1 million and none, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at June 30, 2017.
Reserve for Possible Credit Losses
The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data (as described below), considering delinquencies, loss experience and collateral quality. Other factors considered include geographic trends, product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish a provision for possible credit loss on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and six months ended June 30, 2017 and 2016.
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

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
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost revenue and the costs associated with re-tenanting a space.
The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at June 30, 2017. For the three months ended June 30, 2017, 13.6%, 8.9%, 7.4% 7.1%, 6.9%, 6.1%, 6.1%, and 5.8% of our share of cash rent, including our share of joint venture annualized rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 125 Park Avenue, 555 West 57th Street. and 1350 Avenue of the Americas, respectively. Our share of annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting. The guidance clarifies the changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in Topic 718. The guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company has not yet adopted the guidance.
In February 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-05 to clarify the scope of Subtopic 610-20 as well as provide guidance on accounting for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the cumulative-effect adoption method. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In January, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance will require entities to show the changes on the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between these items on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides final guidance on eight cash flow issues, including debt prepayment or debt

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

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
In January 2016, the FASB issued ASU 2016-01 (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
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
June 30, 2017
(unaudited)

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
3. Property Acquisitions
During the six months ended June 30, 2017, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended June 30, 2017, we entered into agreements to sell the property at 125 Chubb Avenue in Lyndhurst, New Jersey, and to sell the properties at 680-750 Washington Boulevard in Stamford, Connecticut. We recorded a $26.6 million depreciable real estate reserve in connection with the sale of 125 Chubb Avenue, and a $2.1 million depreciable real estate reserve in connection with the sale of 680-750 Washington Boulevard. We closed on the sale of 680-750 Washington Boulevard in July 2017.
Property Dispositions
The following table summarizes the properties sold during the six months ended June 30, 2017:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
520 White Plains Road	April 2017	Office	180,000	$21.0	$(14.6)
102 Greene Street (3)	April 2017	Retail	9,200	43.5	4.9

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 102 Greene Street is net of $0.9 million in employee compensation awards accrued in connection with the realization of the investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, gain on sale amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In April, we closed on the sale of a 90% interest in 102 Greene Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures".

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

5. Debt and Preferred Equity Investments
During the six months ended June 30, 2017 and 2016, our debt and preferred equity investments, net of discounts and deferred origination fees, increased by $1.0 billion and $255.0 million, respectively, due to originations, purchases, advances under future funding obligations, discount and fee amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $656.9 million and $567.9 million during the six months ended June 30, 2017 and 2016, respectively, which offset the increases in debt and preferred equity investments.
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.
Debt Investments
As of June 30, 2017 and December 31, 2016, we held the following debt investments with an aggregate weighted average current yield of 9.73% at June 30, 2017 (in thousands):

Loan Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,150	$—	April 2017
Mortgage Loan(4)	—	—	26,338	26,311	February 2019
Mortgage Loan	—	—	311	380	August 2019
Mezzanine Loan(5a)	—	1,160,000	199,533	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,905	—	April 2022
Mezzanine Loan	—	87,724	12,696	12,692	November 2023
Mezzanine Loan(5b)	—	115,000	12,928	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,712,750	55,250	—	June 2027
Mezzanine Loan(6)	—	—	—	66,129
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	193,422
Total fixed rate	$—	$3,672,474	$630,611	$360,359
Floating Rate Investments:
Mezzanine Loan(8)	—	40,000	15,442	15,369	September 2017
Mortgage/Mezzanine Loan	—	—	16,989	16,960	September 2017
Mortgage/Mezzanine Loan	1,361	—	22,602	20,423	October 2017
Mezzanine Loan(5c)	—	85,000	15,273	15,141	December 2017
Mezzanine Loan(5d)	—	65,000	14,773	14,656	December 2017
Mezzanine Loan(5e)	795	—	15,105	15,051	December 2017
Mortgage/Mezzanine Loan(9)	—	125,000	29,934	29,998	January 2018
Mezzanine Loan	—	40,000	19,947	19,913	April 2018
Jr. Mortgage Participation	—	175,000	34,903	34,844	April 2018
Mezzanine Loan	523	20,523	10,898	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,889	19,840	August 2018
Mortgage Loan	—	65,000	14,916	14,880	August 2018
Mezzanine Loan	—	37,500	14,749	14,648	September 2018
Mezzanine Loan	2,325	45,025	34,686	34,502	October 2018
Mezzanine Loan	—	335,000	74,612	74,476	November 2018
Mezzanine Loan	—	33,000	26,888	26,850	December 2018

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

Loan Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mezzanine Loan	1,122	171,728	58,451	56,114	December 2018
Mezzanine Loan	10,758	279,563	68,437	63,137	December 2018
Mezzanine Loan	7,651	221,568	71,760	64,505	December 2018
Mezzanine Loan	—	45,000	12,138	12,104	January 2019
Mortgage/Mezzanine Loan	38,087	—	175,792	—	January 2019
Mezzanine Loan	7,277	19,733	6,588	5,410	January 2019
Mezzanine Loan	—	38,000	21,915	21,891	March 2019
Mezzanine Loan	513	172,604	36,655	—	April 2019
Mezzanine Loan	—	265,000	24,767	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	31,628	188,664	67,655	65,554	August 2019
Mezzanine Loan	2,500	187,500	37,353	37,322	September 2019
Mortgage/Mezzanine Loan	64,691	—	130,067	111,819	September 2019
Mortgage/Mezzanine Loan	35,106	—	34,271	33,682	January 2020
Mezzanine Loan(10)	9,918	521,213	69,408	125,911	January 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,620	15,606	July 2021
Mortgage/ Mezzanine Loan(6)	—	—	—	32,847
Mortgage/Mezzanine Loan(6)	—	—	—	22,959
Mezzanine Loan(11)	—	—	—	14,957
Mortgage/Mezzanine Loan(12)	—	—	—	145,239
Total floating rate	$214,255	$3,236,621	$1,212,483	$1,232,178
Total	$214,255	$6,909,095	$1,843,094	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. At June 30, 2017, $6.2 million of accrued interest on the loan is included in other assets.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.2 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, and (e) $5.1 million.

(6)	This loan was repaid in June 2017.

(7)	This loan was repaid in March 2017.

(8)	This loan was extended in June 2017.

(9)	This loan was extended in January 2017.

(10)	$66.1 million of outstanding principal was syndicated in February 2017.

(11)	This loan was contributed to a joint venture in May 2017.

(12)	This loan was repaid in January 2017.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

Preferred Equity Investments
As of June 30, 2017 and December 31, 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 6.41% at June 30, 2017 (in thousands):

Type	June 30, 2017 Future Funding Obligations	June 30, 2017 Senior Financing	June 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity	$—	$272,000	$143,319	$—	April 2021
Preferred Equity(3)	—	—	—	9,982
Preferred Equity(4)	—	—	—	37,893
Total	$—	$272,000	$143,319	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)	This investment was redeemed in May 2017.

(4)	This investment was redeemed in April 2017.

At June 30, 2017 and December 31, 2016, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at June 30, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $123.7 million and $144.5 million at June 30, 2017 and December 31, 2016, respectively. No financing receivables were 90 days past due at June 30, 2017.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of June 30, 2017, none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of June 30, 2017:

Property	Partner	Ownership Interest (1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
102 Greene (3)	Private Investors	10.00%	10.00%	9,200	April 2017	43,500
Mezzanine Loan (4)	Private Investors	33.33%	33.33%	—	May 2017	15,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of June 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)	In April 2017, the Company sold a 90% interest in 102 Greene Street resulting in deconsolidation of the property.

(4)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of June 30, 2017 and December 31, 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

Loan Type	June 30, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity(1)	$100,000	$100,000	March 2018
Mezzanine Loan(2)	25,403	24,542	July 2036
	$125,403	$124,542

(1)	These loans were extended in February 2017.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interests or Properties
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2017 and December 31, 2016, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	June 30, 2017	December 31, 2016
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	2.56%	$141,000	$141,000
Total joint venture mortgages and other loans payable				$141,000	$141,000
Deferred financing costs, net				(3,426)	(3,970)
Total joint venture mortgages and other loans payable, net				$137,574	$137,030

(1)
Economic interest represent the Company's interests in the joint venture as of June 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures note above.

(2)	Effective weighted average interest rate for the three months ended June 30, 2017, taking into account interest rate hedges in effect during the period.
The combined balance sheets for the unconsolidated joint ventures, at June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Assets
Commercial real estate property, net	$311,327	$279,451
Debt and preferred equity investments, net	140,385	273,749
Other assets	15,766	18,922
Total assets	$467,478	$572,122
Liabilities and members' equity
Mortgages and other loans payable, net	$137,574	$137,030
Other liabilities	20,171	22,185
Members' equity	309,733	412,907
Total liabilities and members' equity	$467,478	$572,122
Company's investments in unconsolidated joint ventures	$132,413	$174,127

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

The combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total revenues	$8,347	$16,946	$19,594	$23,883
Operating expenses	243	804	454	1,178
Real estate taxes	318	565	632	848
Interest expense, net of interest income	909	1,409	1,734	2,107
Amortization of deferred financing costs	277	554	554	831
Depreciation and amortization	2,101	4,202	4,202	6,303
Total expenses	$3,848	$7,534	$7,576	$11,267
Net income	$4,499	$9,412	$12,018	$12,616
Company's equity in net income from unconsolidated joint ventures	3,180	3,666	7,435	6,123
7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at June 30, 2017 and December 31, 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	June 30, 2017	December 31, 2016
Fixed Rate Debt:
919 Third Avenue (2)	June 2023	5.12%	$500,000	$500,000
315 West 33rd Street	February 2027	4.24%	250,000	—
Floating Rate Debt:
2016 Master Repurchase Agreement	July 2018	3.51%	$184,642	$184,642
Total mortgages and other loans payable			$934,642	$684,642
Deferred financing costs, net of amortization			(13,466)	(8,574)
Total mortgages and other loans payable, net			$921,176	$676,068

(1)	Effective weighted average interest rate for the quarter ended June 30, 2017.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.
At June 30, 2017 and December 31, 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $2.5 billion and $1.7 billion, respectively.
Master Repurchase Agreements
The Company has entered into two Master Repurchase Agreements, or MRAs, known as the 2016 MRA and 2017 MRA, which provide us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facilities permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity through the 2012 credit facility, as defined below.
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At June 30, 2017, the facility had a carrying value of $(1.3) million, representing deferred financing costs presented within other liabilities.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million.
8. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of June 30, 2017, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of June 30, 2017, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At June 30, 2017, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At June 30, 2017, the effective interest rate was 2.27% for the revolving credit facility and 2.41% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of June 30, 2017, the facility fee was 25 basis points.
As of June 30, 2017, we had $80.8 million of outstanding letters of credit, $200.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.3 billion under the 2012 credit facility. At June 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $195.1 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At June 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
ROP, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2017 and December 31, 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	June 30, 2017 Unpaid Principal Balance	June 30, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Effective Rate	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,916	$249,880	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
	$800,000	$799,916	$799,880
Deferred financing costs, net		(3,974)	(4,620)
	$800,000	$795,942	$795,260

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by SL Green, the Operating Partnership and ROP, as co-obligors.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

ROP also provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017.
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2017 and 2016, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility and senior unsecured notes as of June 30, 2017, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2017	$—	$—	$—	$—	$—	$—
2018	—	184,642	—	—	250,000	434,642
2019	—	—	—	1,183,000	—	1,183,000
2020	—	—	200,000	—	250,000	450,000
2021	—	—	—	—	—	—
Thereafter	—	750,000	—	—	300,000	1,050,000
	$—	$934,642	$200,000	$1,183,000	$800,000	$3,117,642

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense before capitalized interest	$32,231	$26,773	$62,082	$59,087
Interest capitalized	(122)	(328)	(502)	(437)
Interest income	(1)	(2)	(5)	(6)
Interest expense, net	$32,108	$26,443	$61,575	$58,644
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million and $1.7 million for the three and six months ended June 30, 2017, and was $0.8 million and $1.7 million for the three and six months ended June 30, 2016, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

We also recorded expenses for these services, inclusive of capitalized expenses, of $2.4 million and and $4.4 million for the three and six months ended June 30, 2017, respectively, for these services (excluding services provided directly to tenants), and $3.1 million and $4.8 million for the three and six months ended June 30, 2016, respectively.
Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $3.0 million and $6.2 million for the three and six months ended June 30, 2017, respectively. The amount was $2.8 million and $5.4 million for the three and six months ended June 30, 2016, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2017. We incurred insurance expense of approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2016.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of June 30, 2017, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2016, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At June 30, 2017, the carrying amount and fair value of the derivative remained at zero.
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
June 30, 2017
(unaudited)

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
The following table provides the carrying value and fair value of these financial instruments as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments (2)	$1,986,413	(3)	$1,640,412	(3)

Fixed rate debt	$2,349,916	$2,442,024	$2,099,880	$2,183,042
Variable rate debt	767,642	777,252	567,642	580,083
	$3,117,558	$3,219,276	$2,667,522	$2,763,125

(1)	Amounts exclude net deferred financing costs.

(2)
Excludes investments with a book value of $130.4 million and $174.2 million as of June 30, 2017 and December 31, 2016, respectively, which we accounted for under the equity method accounting and financing receivables with a book value of $123.7 million and $144.5 million as of June 30, 2017 and December 31, 2016, respectively.

(3)
At June 30, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of June 30, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts,

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments. As of June 30, 2017, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of June 30, 2017 and December 31, 2016, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was approximately $1.4 million and $1.6 million, respectively.
Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.4 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swap	$—	$(1)	Interest expense	$(90)	$199	Interest expense	$—	$1
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swap	$—	$(13)	Interest expense	$(180)	$431	Interest expense	$—	$3

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

14. Commitments and Contingencies
Legal Proceedings
As of June 30, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
Guarantees
During the year ended December 31, 2015, Belmont Insurance Company, or Belmont, a New York licensed captive insurance company and an affiliate of SL Green, became a member of the Federal Home Loan Bank of New York, or FHLBNY. As a member, Belmont could borrow funds from the FHLBNY in the form of secured advances. As of December 31, 2016 , certain commercial real estate properties and debt and preferred equity investments of the Company were pledged as collateral to secure advances under the FHLBNY facility. In January 2017, all funds borrowed from the FHLBNY were repaid and Belmont's membership was terminated in February 2017.
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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of June 30, 2017 (in thousands):

Non-cancellable operating leases
Remaining 2017	$10,293
2018	20,586
2019	20,586
2020	20,586
2021	20,736
Thereafter	308,202
Total minimum lease payments	$400,989
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
Selected consolidated results of operations for the three and six months ended June 30, 2017 and 2016, and selected asset information as of June 30, 2017 and December 31, 2016, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
June 30, 2017	$191,388	$60,424	$251,812

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
June 30, 2017
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
June 30, 2016	187,172	44,586	231,758
Six months ended:
June 30, 2017	$383,189	$100,978	$484,167
June 30, 2016	371,656	99,766	471,422
Income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves
Three months ended:
June 30, 2017	$33,374	$53,753	$87,127
June 30, 2016	32,646	42,274	74,920
Six months ended:
June 30, 2017	$62,994	$91,537	$154,531
June 30, 2016	54,455	92,665	147,120
Total assets
As of:
June 30, 2017	$6,666,925	$2,152,132	$8,819,057
December 31, 2016	6,785,305	1,969,308	8,754,613
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and six months ended June 30, 2017, and 2016, marketing, general and administrative expenses totaled 0.1 million, 0.3 million, $0.2 million, and $0.4 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves	$87,127	$74,920	$154,531	$147,120
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	—	3	—
Gain (loss) on sale of real estate	4,933	(6,899)	4,933	(6,899)
Depreciable real estate reserves	(29,063)	—	(85,328)	—
Net income	$62,997	$68,021	$74,139	$140,221

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
As of June 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.7%
	Retail(2)(3)	5	364,816	98.0%
	Development/Redevelopment(4)	1	9,200	—%
	Fee Interest	1	176,530	100.0%
		23	9,013,791	95.8%
Suburban	Office(5)	17	3,071,000	76.5%
	Retail	1	52,000	100.0%
		18	3,123,000	76.9%
Total commercial properties		41	12,136,791	91.0%
Residential:
Manhattan	Residential(2)	—	222,855	91.9%
Total portfolio		41	12,359,646	91.0%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of June 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet

(4)	Includes one unconsolidated joint venture retail property at 102 Greene Street comprised of approximately 9,200 square feet.

(5)
Includes the properties at 680-750 Washington Boulevard, in Stamford, Connecticut, also known as Stamford Towers and 125 Chubb Avenue in Lyndhurst, New Jersey, which are classified as held for sale at June 30, 2017.

Critical Accounting Policies
Refer to the 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the six months ended June 30, 2017.

Results of Operations
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016
The following comparison for the three months ended June 30, 2017, or 2017, to the three months ended June 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at June 30, 2017 (Same-Store Properties totaled 36 of our 38 consolidated operating properties),

ii.
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

iv.	“Other,” which represents corporate level items not allocable to specific properties,

(in thousands)	2017	2016	$ Change	% Change
Rental revenue, net	$167,058	$160,276	$6,782	4.2%
Escalation and reimbursement	22,897	25,699	(2,802)	(10.9)%
Investment income	60,424	44,586	15,838	35.5%
Other income	1,433	1,197	236	19.7%
Total revenues	251,812	231,758	20,054	8.7%

Property operating expenses	82,826	81,346	1,480	1.8%
Transaction related costs	2	67	(65)	(97.0)%
Marketing, general and administrative	117	265	(148)	(55.8)%
Total expenses	82,945	81,678	1,267	1.6%

Operating income	168,867	150,080	18,787	12.5%

Interest expense, net of interest income	(32,108)	(26,443)	(5,665)	21.4%
Amortization of deferred financing costs	(2,039)	(1,732)	(307)	17.7%
Depreciation and amortization	(50,773)	(50,651)	(122)	0.2%
Equity in net income from unconsolidated joint ventures	3,180	3,666	(486)	(13.3)%
Gain (loss) on sale of real estate	4,933	(6,899)	11,832	(171.5)%
Depreciable real estate reserves	(29,063)	—	(29,063)	100.0%
Net income	62,997	68,021	(5,024)	(7.4)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our Same-Store Properties ($7.9 million), which included 711 Third Avenue ($2.7 million), 919 Third Avenue ($2.5 million), 304 Park Avenue South ($1.7 million), and 125 Park Avenue ($1.1 million).
Escalation and reimbursement revenue decreased primarily as a result of lower operating cost and tax recoveries at our Same-Store Properties ($2.4 million).

Investment Income
For the three months ended June 30, 2017, investment income increased primarily as a result of previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($9.4 million), a larger weighted average book balance and an increase in the LIBOR benchmark rate. These increases were partially offset by repayments of high yielding loans in the second half of 2016. For the three months ended June 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.1 billion and 9.4%, respectively, compared to $1.4 billion and 9.5%, respectively, for the same period in 2016. As of June 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.4 years excluding extension options.
Other Income
Other income increased primarily as a result of a lease buy-out at one of our properties ($0.6 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($2.1 million), partially offset by the sale of 520 White Plains Road ($0.6 million) in 2017.
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to deals that are not moving forward for which any costs incurred are expensed.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of the refinance of 315 West 33rd Street in the first quarter of 2017 ($3.0 million), as well as an increase in the term loan balance in the third quarter of 2016 ($1.2 million). The weighted average consolidated debt balance outstanding decreased to $3.1 billion for the three months ended June 30, 2017 from $3.2 billion for the three months ended June 30, 2016. The weighted average interest rate was 3.85% for the three months ended June 30, 2017 as compared to 3.39% for the three months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of increased capitalized expenditures at our Same-Store Properties ($1.1 million), partially offset by the sale of 520 White Plains ($0.4 million) in 2017.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment of a debt investment early in the second quarter of 2017 ($1.2 million), partially offset by a new debt investment which was contributed to a joint venture in the third quarter of 2016 ($0.6 million).
Depreciable Real Estate Reserves
During the three months ended June 30, 2017 we recognized depreciable real estate reserves related to 125 Chubb Avenue ($26.6 million), Stamford Towers ($2.1 million), and 520 White Plains Road ($0.4 million).
Gain (loss) on Sale of Real Estate
During the three months ended June 30, 2017 we recognized a gain on the sale of 102 Greene Street ($4.9 million). During the three months ended June 30, 2016 we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016
The following comparison for the six months ended June 30, 2017, or 2017, to the six months ended June 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at June 30, 2017 (Same-Store Properties totaled 36 of our 38 consolidated operating properties),

ii.
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

iv.	“Other,” which represents corporate level items not allocable to specific properties,

(in thousands)	2017	2016	$ Change	% Change
Rental revenue, net	$335,030	$319,894	$15,136	4.7%
Escalation and reimbursement	47,442	50,015	(2,573)	(5.1)%
Investment income	100,978	99,766	1,212	1.2%
Other income	717	1,747	(1,030)	(59.0)%
Total revenues	484,167	471,422	12,745	2.7%

Property operating expenses	168,582	165,766	2,816	1.7%
Transaction related costs	2	245	(243)	(99.2)%
Marketing, general and administrative	229	449	(220)	(49.0)%
Total expenses	168,813	166,460	2,353	1.4%

Operating income	315,354	304,962	10,392	3.4%

Interest expense, net of interest income	(61,575)	(58,644)	(2,931)	5.0%
Amortization of deferred financing costs	(4,126)	(3,872)	(254)	6.6%
Depreciation and amortization	(102,557)	(101,449)	(1,108)	1.1%
Equity in net income from unconsolidated joint ventures	7,435	6,123	1,312	21.4%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	3	—	3	100.0%
Gain (loss) on sale of real estate	4,933	(6,899)	11,832	(171.5)%
Depreciable real estate reserves	(85,328)	—	(85,328)	100.0%
Net income	74,139	140,221	(66,082)	(47.1)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our Same-Store Properties ($16.9 million), which included 919 Third Avenue ($6.0 million), 711 Third Avenue ($5.4 million), 125 Park Avenue ($2.0 million), 304 Park Avenue South ($1.7 million).
Escalation and reimbursement revenue decreased primarily as a result of lower operating cost and tax recoveries at our Same-Store Properties ($1.9 million).

Investment Income
For the six months ended June 30, 2017, investment income increased primarily as a result of previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($9.4 million), a larger weighted average balance during the period, and an increase in the LIBOR benchmark rate. These increases were partially as a result of accelerated recognition of income on the early repayment of certain debt positions in 2016 ($10.2 million). For the six months ended June 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.9 billion and 9.4%, respectively, compared to $1.5 billion and 9.9%, respectively, for the same period in 2016. As of June 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.4 years excluding extension options.
Other Income
Other income decreased primarily as a result of the reversal of $1.2 million of fees, which were recognized in the prior year, as a result of the Company being relieved of the obligation to perform certain services.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($3.9 million), partially offset by the sale of 520 White Plains Road ($0.6 million) in 2017.
Transaction Related Costs
The decrease in transaction related costs in 2017 is primarily due to the adoption of ASU No. 2017-01 in 2017, which clarified the definition of a business and provided guidance to assist in determining whether transactions should be accounted for as acquisitions of assets or businesses. Following the adoption of the guidance, most of our real estate acquisitions are considered asset acquisitions and transaction costs are therefore capitalized to the investment basis when they would have previously been expensed under the previous guidance. Transaction costs expensed in 2017 relate primarily to deals that are not moving forward for which any costs incurred are expensed.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of the refinance of 315 West 33rd Street in the first quarter of 2017 ($4.9 million), partially offset by a lower weighted average balance of the 2012 revolving credit facility ($4.6 million). The weighted average consolidated debt balance outstanding decreased to $3.0 billion for the six months ended June 30, 2017 from $3.5 billion for the six months ended June 30, 2016. The weighted average interest rate was 3.87% for the six months ended June 30, 2017 as compared to 3.41% for the six months ended June 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of increased capitalized expenditures at our Same-Store Properties ($2.7 million), partially offset by the sale of 520 White Plains ($0.8 million) in 2017.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures increased primarily as a result of the contribution of a debt investment to an unconsolidated joint venture in the third quarter of 2016 ($1.2 million).
Depreciable Real Estate Reserves
During the six months ended June 30, 2017, we recorded a $85.3 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut. During the six months ended June 30, 2016, we recognized depreciable real estate reserves related to 500 West Putnam ($10.4 million).
Gain (loss) on Sale of Real Estate
During the six months ended June 30, 2017, we recognized a gain on the sale of a 90% interest in 102 Greene Street ($4.9 million). During the six months ended June 30, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).
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
Cash and cash equivalents were $51.0 million and $73.1 million at June 30, 2017 and 2016, respectively, representing a decrease of $22.2 million. The decrease was a result of the following changes in cash flows (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Net cash provided by operating activities	$208,585	$185,362	$23,223
Net cash (used in) provided by investing activities	$(176,141)	$185,300	$(361,441)
Net cash (used in) financing activities	$(41,396)	$(347,545)	$306,149
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At June 30, 2017, our operating portfolio was 91.0% occupied. Our debt and preferred investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, we used cash primarily for the following investing activities (in thousands):

Additions to land, buildings and improvements	$1,288
Escrowed cash—capital improvements	(368)
Investments in unconsolidated joint ventures	713
Distributions in excess of cumulative earnings from unconsolidated joint ventures	48,001
Net proceeds from disposition of real estate/joint venture interest	(22,234)
Other investments	23,485
Origination of debt and preferred equity investments	(627,095)
Repayments or redemption of debt and preferred equity investments	214,769
Decrease in net cash provided by investing activities	$(361,441)
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $53.1 million for the six months ended June 30, 2016 to $51.8 million for the six months ended June 30, 2017, relating primarily to decreased costs incurred in connection with the redevelopment of properties.

We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, and senior unsecured notes. During the six months ended June 30, 2017, when compared to the six months ended June 30, 2016, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$250,000
Repayments of mortgages and other loans payable	119,165
Proceeds from revolving credit facility and senior unsecured notes	372,800
Repayments of revolving credit facility and senior unsecured notes	791,508
Distributions to noncontrolling interests in other partnerships	(24)
Contributions from common unitholder	(1,021,703)
Distributions to common and preferred unitholders	(135,621)
Other obligations related to loan participations	(66,500)
Deferred loan costs and capitalized lease obligation	(3,476)
Decrease in net cash used in financing activities	$306,149
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2012 Credit Facility
As of June 30, 2017, we had $80.8 million of outstanding letters of credit, $200.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.3 billion under the 2012 credit facility. At June 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $195.1 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At June 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
ROP, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $4.4 million. At June 30, 2017, 61.0% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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

Our long-term debt of $2.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of June 30, 2017 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 313 basis points.
Contractual Obligations
Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and six months ended June 30, 2017.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2017, we expect to incur $17.4 million of recurring capital expenditures and $53.1 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
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

We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2017. We incurred insurance expense of approximately $1.4 million and $3.0 million for the three and six months ended June 30, 2016.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of June 30, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: August 14, 2017