Form 10-Q
period 2017-09-30
RECKSON OPERATING PARTNERSHIP LP
filed 2017-11-14
CIK 930810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of November 14, 2017, no common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant.  There is no established trading market for such units.

Reckson Operating Partnership, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,735,463	$1,805,198
Building and improvements	4,385,489	4,629,994
Building leasehold and improvements	1,073,703	1,073,678
	7,194,655	7,508,870
Less: accumulated depreciation	(1,499,878)	(1,437,222)
	5,694,777	6,071,648
Assets held for sale	127,663	—
Cash and cash equivalents	36,014	59,930
Restricted cash	79,751	43,489
Tenant and other receivables, net of allowance of $7,051 and $4,879 in 2017 and 2016, respectively	28,824	30,999
Deferred rents receivable, net of allowance of $14,290 and $17,798 in 2017 and 2016, respectively	237,634	238,447
Debt and preferred equity investments, net of discounts and deferred origination fees of $24,782 and $16,705 in 2017 and 2016, respectively	2,020,739	1,640,412
Investments in unconsolidated joint ventures	128,794	174,127
Deferred costs, net of accumulated amortization of $76,081 and $73,673 in 2017 and 2016, respectively	109,523	121,470
Other assets	289,841	374,091
Total assets	$8,753,560	$8,754,613
Liabilities
Mortgages and other loans payable, net	$922,049	$676,068
Revolving credit facility, net	275,832	—
Unsecured term loan, net	1,180,506	1,179,521
Unsecured notes, net	796,284	795,260
Accrued interest payable	13,418	15,781
Other liabilities	94,426	160,982
Accounts payable and accrued expenses	53,989	60,855
Related party payables	23,808	23,808
Deferred revenue	156,757	161,772
Deferred land leases payable	1,865	1,795
Dividends payable	807	754
Security deposits	40,333	40,033
Liabilities related to assets held for sale	1,141	—
Total liabilities	3,561,215	3,116,629

Reckson Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Commitments and contingencies	—	—
Preferred units	109,161	109,161

Capital
General partner capital	4,757,415	5,139,842
Accumulated other comprehensive loss	(1,349)	(1,618)
Total ROP partner's capital	4,756,066	5,138,224
Noncontrolling interests in other partnerships	327,118	390,599
Total capital	5,083,184	5,528,823
Total liabilities and capital	$8,753,560	$8,754,613

1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs: $268.6 million and $297.3 million of land, $1.3 billion and $1.4 billion of building and improvements, $312.5 million and $318.4 million of accumulated depreciation, $140.6 million and $160.5 million of other assets included in other line items, $494.7 million and $494.0 million of real estate debt, net, $2.1 million and $2.1 million of accrued interest payable, and $51.0 million and $61.4 million of other liabilities included in other line items as of September 30, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue, net	$167,346	$166,456	$502,376	$486,350
Escalation and reimbursement	25,721	28,158	73,163	78,173
Investment income	47,946	75,715	148,924	175,481
Other income	895	1,007	1,612	2,754
Total revenues	241,908	271,336	726,075	742,758
Expenses
Operating expenses, including related party expenses of $6,922 and $20,099 in 2017, and $5,417 and $18,391 in 2016	43,448	43,549	123,938	124,319
Real estate taxes	40,610	38,900	118,232	113,426
Ground rent	5,236	5,266	15,706	15,736
Interest expense, net of interest income	34,627	24,723	96,202	83,367
Amortization of deferred financing costs	2,580	2,081	6,706	5,953
Depreciation and amortization	53,549	57,916	156,106	159,365
Transaction related costs	—	98	2	343
Marketing, general and administrative	92	156	321	605
Total expenses	180,142	172,689	517,213	503,114
Income before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves	61,766	98,647	208,862	239,644
Equity in net income from unconsolidated joint ventures	2,927	4,276	10,362	10,399
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	282	—	285	—
Gain (loss) on sale of real estate	114	—	5,047	(6,899)
Depreciable real estate reserves	(379)	—	(85,707)	—
Net income	64,710	102,923	138,849	243,144
Net loss (income) attributable to noncontrolling interests in other partnerships	1,467	(1,279)	19,587	(3,353)
Preferred units dividend	(955)	(955)	(2,863)	(2,865)
Net income attributable to ROP common unitholder	$65,222	$100,689	$155,573	$236,926

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to ROP common unitholder	$65,222	$100,689	$155,573	$236,926
Other comprehensive income:
Change in net unrealized loss/gain on derivative instruments	89	90	269	508
Comprehensive income attributable to ROP common unitholder	$65,311	$100,779	$155,842	$237,434

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands)

	General Partner's Capital Class A Common Units	Limited Partner's Capital	Noncontrolling Interests In Other Partnerships	Accumulated Other Comprehensive (Loss) Income	Total Capital
Balance at December 31, 2016	$5,139,842	$—	$390,599	$(1,618)	$5,528,823
Contributions	2,460,274	—	—	—	2,460,274
Distributions	(2,998,274)	—	(43,894)	—	(3,042,168)
Net income	155,573	—	(19,587)	—	135,986
Other comprehensive income	—	—	—	269	269
Balance at September 30, 2017	$4,757,415	$—	$327,118	$(1,349)	$5,083,184

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$138,849	$243,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,812	165,318
Equity in net income from unconsolidated joint ventures	(10,362)	(10,399)
Distributions of cumulative earnings from unconsolidated joint ventures	12,032	7,286
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(285)	—
(Gain) loss on sale of real estate	(5,047)	6,899
Depreciable real estate reserves	85,707	—
Deferred rents receivable	(9,063)	(15,992)
Other non-cash adjustments	(33,917)	(38,249)
Changes in operating assets and liabilities:
Restricted cash—operations	1,156	(10,365)
Tenant and other receivables	(625)	2
Deferred lease costs	(9,589)	(22,447)
Other assets	(51,792)	(26,934)
Accounts payable, accrued expenses and other liabilities	(2,460)	(4,736)
Deferred revenue and land leases payable	9,356	9,956
Net cash provided by operating activities	286,772	303,483
Investing Activities
Additions to land, buildings and improvements	(97,712)	(82,895)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	5,500	368
Investments in unconsolidated joint ventures	(84)	(24,961)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	49,038	1,028
Net proceeds from disposition of real estate/joint venture interest	113,585	42,316
Other investments	57,785	16,066
Origination of debt and preferred equity investments	(935,724)	(555,089)
Repayments or redemption of debt and preferred equity investments	677,676	667,251
Net cash (used in) provided by investing activities	(129,936)	64,084
Financing Activities
Proceeds from mortgages and other loans payable	$250,000	$383
Repayments of mortgages and other loans payable	—	(119,165)
Proceeds from revolving credit facility and senior unsecured notes	1,447,800	1,260,300
Repayments of revolving credit facility and senior unsecured notes	(1,167,800)	(2,259,608)
Distributions to noncontrolling interests in other partnerships	(43,894)	(643)
Contributions from common unitholder	2,321,970	4,137,727
Distributions to common and preferred unitholders	(3,001,084)	(3,425,243)
Other obligations related to loan participations	16,737	59,150
Deferred loan costs and capitalized lease obligation	(4,481)	(4,298)
Net cash used in financing activities	(180,752)	(351,397)
Net (decrease) increase in cash and cash equivalents	(23,916)	16,170
Cash and cash equivalents at beginning of period	59,930	50,026
Cash and cash equivalents at end of period	$36,014	$66,196

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Tenant improvements and capital expenditures payable	$6,447	$8,973
Deferred leasing payable	477	2,949
Change in fair value of hedge	2	208
Transfer to assets held for sale	273,455	—
Transfer to liabilities related to assets held for sale	1,290	—
Exchange of debt investment for equity in joint venture	—	68,581
Removal of fully depreciated commercial real estate properties	3,955	8,516
Contributions from Common Unitholder	138,304	—
Deconsolidation of a subsidiary	3,520	—
Proceeds from sale held in restricted cash	38,166	—
Settlement of Related Party Receivable with SL Green common stock	—	90,000
Issuance of related party payable for SL Green common stock	—	23,808

The accompanying notes are an integral part of these consolidated financial statements.

Reckson Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2017
(unaudited)
1. Organization and Basis of Presentation
Reckson Operating Partnership, L.P., or ROP, commenced operations on June 2, 1995. The sole general partner of ROP is Wyoming Acquisition GP LLC., or WAGP, a wholly-owned subsidiary of SL Green Operating Partnership, L.P., or the Operating Partnership. The sole limited partner of ROP is the Operating Partnership. The Operating Partnership is 95.55% owned by SL Green Realty Corp., or SL Green, as of September 30, 2017. SL Green is a self-administered and self-managed real estate investment trust, and is the sole managing general partner of the Operating Partnership. Unless the context requires otherwise, all references to "we," "our," "us" and the "Company" means ROP and all entities owned or controlled by ROP.
ROP is engaged in the acquisition, ownership, management and operation of commercial and residential real estate properties, principally office properties, and also owns land for future development, located in New York City, Westchester County, Connecticut and New Jersey, which collectively is also known as the New York Metropolitan area.
As of September 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.7%
	Retail(2)(3)	5	364,816	98.0%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	95.9%
Suburban	Office(4)	15	2,746,000	84.6%
	Retail	1	52,000	100.0%
		16	2,798,000	84.9%
Total commercial properties		38	11,802,591	93.2%
Residential:
Manhattan	Residential(2)	—	222,855	88.0%
Total portfolio		38	12,025,446	93.2%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)
Includes the properties at 16 Court Street in Brooklyn, New York, and 125 Chubb Avenue in Lyndhurst, New Jersey which are classified as held for sale at September 30, 2017. The sales closed in October 2017.

As of September 30, 2017, we held debt and preferred equity investments with a book value of $2.2 billion, including $0.1 billion of debt and preferred equity investments and other financing receivables that are included in other balance sheet line items other than the Debt and Preferred Equity Investments line item.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at September 30, 2017 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. We do not believe that there were any indicators of impairment at any of our consolidated properties at September 30, 2017. We recorded $0.4 million depreciable real estate reserves for the three months ended September 30, 2017, and aggregate depreciable real estate reserves of $85.7 million for the nine months ended September 30, 2017. See Note 4, "Property Dispositions".
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

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

We recognized $4.3 million and $12.7 million of rental revenue for the three and nine months ended September 30, 2017, and $8.1 million and $15.9 million of rental revenue for the three and nine months ended September 30, 2016, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Identified intangible assets (included in other assets):
Gross amount	$285,271	$311,830
Accumulated amortization	(241,949)	(253,064)
Net(1)	$43,322	$58,766
Identified intangible liabilities (included in deferred revenue):
Gross amount	$508,373	$524,793
Accumulated amortization	(372,190)	(368,738)
Net(1)	$136,183	$156,055

(1)
As of September 30, 2017 and December 31, 2016, $3.9 million and none, respectively and $1.1 million and none, respectively, of net intangible assets and net intangible liabilities, were reclassified to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 12, "Fair Value Measurements."
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint ventures' projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2017.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If additional information reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during the three and nine months ended September 30, 2017 and 2016.
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
September 30, 2017
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
The properties in our real estate portfolio are primarily located in Manhattan. We also have properties located in Brooklyn, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. No tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2017. For the three months ended September 30, 2017, 13.8%, 9.1%, 7.4%, 7.2%, 7.1%, 6.3%, 6.1%, and 5.9% of our share of cash rent, including our share of joint venture annualized rent was attributable to 1185 Avenue of the Americas, 625 Madison Avenue, 919 Third Avenue, 750 Third Avenue, 810 Seventh Avenue, 555 West 57th Street, 125 Park Avenue. and 1350 Avenue of the Americas, respectively. Our share of annualized cash rent for all other properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation.
Accounting Standards Updates
In August 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The amendments in the new standard will permit more flexibility in hedging interest rate risk for both variable rate and fixed rate financial instruments. The standard will also enhance the presentation of hedge results in the financial statements. The guidance is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company has not yet adopted the guidance, and does not expect a material impact on the Company’s consolidated financial statements when the new standard is implemented.
In February 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-05 to clarify the scope of Subtopic 610-20 as well as provide guidance on accounting for partial sales of nonfinancial assets. Subtopic 610-20 was issued in May 2014 as part of ASU 2014-09. The Company anticipates adopting this guidance January 1, 2018, and applying the modified retrospective approach. The Company is currently evaluating the impact of adopting this new accounting standard on the Company’s consolidated financial statements.
In January, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance clarifies the definition of a business and provides guidance to assist with determining whether transactions should be accounted for as acquisitions of assets or businesses. The main provision is that an acquiree is not a business if substantially all of the fair value of the gross assets is concentrated in a single identifiable asset or group of assets. The Company adopted the guidance on the issuance date effective January 5, 2017. The Company expects that most of our real estate acquisitions will be considered asset acquisitions under the new guidance and that transaction costs will be capitalized to the investment basis which is then subject to a purchase price allocation based on relative fair value.
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
September 30, 2017
(unaudited)

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
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU 2014-09). The FASB also issued implementation guidance in March 2016, April 2016 and May 2016 - ASU’s 2016-08, 2016-10 and 2016-12, respectively.
These ASUs are effective for annual and interim periods beginning after December 15, 2017. The Company will adopt this guidance January 1, 2018. Since the Company’s revenue is related to leasing activities, the adoption of this guidance will not have a material impact on the consolidated financial statements. The new guidance is applicable to service contracts with joint ventures for which the Company earns property management fees, leasing commissions and development and construction fees. The adoption of this new guidance does not change the accounting for these fees as the pattern of recognition of revenue does not change with the new guidance. We will continue to recognize revenue over time on these contracts because the customer simultaneously receives and consumes the benefits provided by our performance. Thus, the analysis of our contracts under the new revenue recognition standard is consistent with our current revenue recognition model.
3. Property Acquisitions
During the nine months ended September 30, 2017, we did not acquire any properties from a third party.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the three months ended September 30, 2017, we entered into an agreement to sell the property at 16 Court Street in Brooklyn, New York, for a gross sales price of $171.0 million.
As of September 30, 2017, 16 Court Street in Brooklyn, New York and 125 Chubb in Lyndhurst, New Jersey were held for sale. We closed on the sale of both properties in October 2017.
Property Dispositions
The following table summarizes the properties sold during the nine months ended September 30, 2017:

Property	Disposition Date	Property Type	Approximate Square Feet	Sales Price(1) (in millions)	Gain (loss)(2) (in millions)
520 White Plains Road	April 2017	Office	180,000	$21.0	$(14.6)
102 Greene Street (3)	April 2017	Retail	9,200	43.5	4.9
680-750 Washington Boulevard	July 2017	Office	325,000	97.0	(44.2)

(1)	Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 102 Greene Street is net of $0.9 million in employee compensation awards accrued in connection with the realization of the investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, gain on sale amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
In April 2017, we closed on the sale of a 90% interest in 102 Greene Street and had subsequently accounted for our interest in the property as an investment in unconsolidated joint ventures. We sold the remaining 10% interest in September 2017. See Note 6, "Investments in Unconsolidated Joint Ventures".

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

5. Debt and Preferred Equity Investments
Below is the rollforward analysis of the activity relating to our debt and preferred equity investments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Balance at beginning of period (1)	$1,640,412	$1,670,020
Debt Investment Originations/Accretion (2)	944,494	1,009,176
Preferred Equity Investment Originations/Accretion (2)	144,013	5,698
Redemptions/Sales/Syndications/Amortization (3)	(708,180)	(1,044,482)
Balance at end of period (1)	$2,020,739	$1,640,412

(1)	Net of unamortized fees, discounts, and premiums.

(2)	Accretion includes amortization of fees and discounts and paid-in-kind investment income.

(3)
Certain participations in debt investments that were sold or syndicated did not meet the conditions for sale accounting are included in other assets and other liabilities on the consolidated balance sheets.

Debt Investments
As of September 30, 2017 and December 31, 2016, we held the following debt investments with an aggregate weighted average current yield of 9.49%, excluding our investment in Two Herald Square, at September 30, 2017 (in thousands):

Loan Type	September 30, 2017 Future Funding Obligations	September 30, 2017 Senior Financing	September 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mortgage/Jr. Mortgage Loan(3)	$—	$—	$250,164	$—	April 2017
Mortgage Loan(4)	—	—	26,352	26,311	February 2019
Mortgage Loan	—	—	275	380	August 2019
Mezzanine Loan(5a)	—	1,160,000	201,757	—	March 2020
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan	—	147,000	24,909	—	April 2022
Mezzanine Loan	—	87,595	12,697	12,692	November 2023
Mezzanine Loan(5b)	—	115,000	12,930	12,925	June 2024
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan	—	340,000	15,000	15,000	November 2026
Mezzanine Loan	—	1,657,500	55,250	—	June 2027
Mezzanine Loan(6)	—	—	—	66,129
Jr. Mortgage Participation/Mezzanine Loan (7)	—	—	—	193,422
Total fixed rate	$—	$3,617,095	$632,834	$360,359
Floating Rate Investments:
Mortgage/Mezzanine Loan(8)	622	—	23,372	20,423	October 2017
Mezzanine Loan(5c)	—	85,000	15,340	15,141	December 2017
Mezzanine Loan(5d)	—	65,000	14,832	14,656	December 2017
Mezzanine Loan(5e)	795	—	15,132	15,051	December 2017
Mortgage/Mezzanine Loan(9)	—	125,000	29,966	29,998	January 2018
Mezzanine Loan	—	40,000	19,964	19,913	April 2018
Jr. Mortgage Participation	—	117,808	34,899	34,844	April 2018
Mezzanine Loan	523	20,523	10,916	10,863	August 2018
Mortgage/Mezzanine Loan	—	—	19,914	19,840	August 2018
Mortgage Loan	—	65,000	14,935	14,880	August 2018

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

Loan Type	September 30, 2017 Future Funding Obligations	September 30, 2017 Senior Financing	September 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Maturity Date (2)
Mortgage/Mezzanine Loan(10)	—	—	16,957	16,960	September 2018
Mezzanine Loan	—	37,500	14,801	14,648	September 2018
Mezzanine Loan	2,325	45,025	34,782	34,502	October 2018
Mezzanine Loan	—	335,000	74,683	74,476	November 2018
Mezzanine Loan	—	33,000	26,907	26,850	December 2018
Mezzanine Loan	1,050	171,939	58,598	56,114	December 2018
Mezzanine Loan	8,267	289,621	71,067	63,137	December 2018
Mezzanine Loan	5,197	229,084	74,314	64,505	December 2018
Mezzanine Loan	—	45,000	12,156	12,104	January 2019
Mortgage/Mezzanine Loan (5f)	30,101	—	158,757	—	January 2019
Mezzanine Loan	6,081	24,086	7,812	5,410	January 2019
Mezzanine Loan	—	38,000	21,927	21,891	March 2019
Mezzanine Loan	279	173,700	36,936	—	April 2019
Mezzanine Loan	—	265,000	24,798	24,707	April 2019
Mortgage/Jr. Mortgage Participation Loan	29,661	194,094	69,705	65,554	August 2019
Mezzanine Loan	2,034	187,500	37,835	37,322	September 2019
Mortgage/Mezzanine Loan	49,933	—	130,350	111,819	September 2019
Mortgage/Mezzanine Loan	30,494	—	38,934	33,682	January 2020
Mezzanine Loan(11)	6,794	537,748	72,597	125,911	January 2020
Mezzanine Loan	7,164	33,587	10,988	—	July 2020
Jr. Mortgage Participation/Mezzanine Loan	—	60,000	15,627	15,606	July 2021
Mezzanine Loan	—	280,000	34,124	—	August 2022
Mezzanine Loan(12)	—	—	—	15,369
Mortgage/ Mezzanine Loan(6)	—	—	—	32,847
Mortgage/Mezzanine Loan(6)	—	—	—	22,959
Mezzanine Loan(13)	—	—	—	14,957
Mortgage/Mezzanine Loan(14)	—	—	—	145,239
Total floating rate	$181,320	$3,498,215	$1,243,925	$1,232,178
Total	$181,320	$7,115,310	$1,876,759	$1,592,537

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
These loans were purchased at par in April and May 2017 and were in maturity default at the time of acquisition. At the time the loans were purchased, the Company expected to collect all contractually required payments, including interest. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. No impairment was recorded as the Company believes that the fair value of the property exceeds the carrying amount of the loans. The loans had an outstanding balance including accrued interest of $259.3 million at the time that they were put on non-accrual status.

(4)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition, is currently on non-accrual status and has no carrying value.

(5)
Carrying value is net of the following amounts that were sold or syndicated, which are included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting: (a) $1.2 million, (b) $12.0 million, (c) $14.6 million, (d) $14.1 million, (e) $5.1 million, and (f) $21.2 million

(6)	This loan was repaid in June 2017.

(7)	This loan was repaid in March 2017.

(8)	This loan was extended in October 2017.

(9)	This loan was extended in January 2017.

(10)	This loan was extended in September 2017.

(11)	$66.1 million of outstanding principal was syndicated in February 2017.

(12)	This loan was repaid in September 2017.

(13)	This loan was contributed to a joint venture in May 2017.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

(14)	This loan was repaid in January 2017.
Preferred Equity Investments
As of September 30, 2017 and December 31, 2016, we held the following preferred equity investments with an aggregate weighted average current yield of 6.98% at September 30, 2017 (in thousands):

Type	September 30, 2017 Future Funding Obligations	September 30, 2017 Senior Financing	September 30, 2017 Carrying Value (1)	December 31, 2016 Carrying Value (1)	Mandatory Redemption (2)
Preferred Equity(3)	$—	$272,000	$143,980	$—	April 2021
Preferred Equity(4)	—	—	—	9,982
Preferred Equity(5)	—	—	—	37,893
Total	$—	$272,000	$143,980	$47,875

(1)	Carrying value is net of deferred origination fees.

(2)	Represents contractual maturity, excluding any unexercised extension options.

(3)
In February 2016, we closed on the sale of 885 Third Avenue and retained a preferred equity position in the property. The sale did not meet the criteria for sale accounting under the full accrual method in ASC 360-20, Property, Plant and Equipment - Real Estate Sales. As a result the property remained on our consolidated balance sheet until the criteria was met in April 2017 at which time the property was deconsolidated and the preferred equity investment was recognized.

(4)	This investment was redeemed in May 2017.

(5)	This investment was redeemed in April 2017.
At September 30, 2017 and December 31, 2016, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a mortgage and junior mortgage participation purchased in maturity default in May 2017 and April 2017 discussed in subnote 3 of the Debt Investments table above and a junior mortgage participation acquired in September 2014, which was acquired for zero and has a carrying value of zero, as further discussed in subnote 4 of the Debt Investments table above.
We have determined that we have one portfolio segment of financing receivables at September 30, 2017 and 2016 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $94.8 million and $144.5 million at September 30, 2017 and December 31, 2016, respectively. No financing receivables were 90 days past due at September 30, 2017.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2017, none of our investments in unconsolidated joint ventures are VIEs. The table below provides general information on each of our joint ventures as of September 30, 2017:

Property	Partner	Ownership Interest (1)	Economic Interest(1)	Unaudited Approximate Square Feet	Acquisition Date(2)	Acquisition Price(2) (in thousands)
131-137 Spring Street	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	$277,750
Mezzanine Loan (3)	Private Investors	33.33%	33.33%	—	May 2017	15,000

(1)
Ownership interest and economic interest represent the Company's interests in the joint venture as of September 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes below.

(2)
Acquisition date and price represent the date on which the Company initially acquired an interest in the joint venture and the actual or implied gross purchase price for the joint venture on that date. Acquisition date and price are not adjusted for subsequent acquisitions or dispositions of interest.

(3)
In May 2017, the Company contributed a mezzanine loan secured by a commercial property in midtown Manhattan to a joint venture and retained a 33.33% interest in the venture. The carrying value is net of $10.0 million that was sold, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfers not meeting the conditions for sale accounting. In October 2017, the initial maturity date of November 2017 was extended to November 2018.

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2017 and December 31, 2016, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

Loan Type	September 30, 2017	December 31, 2016	Maturity Date
Mezzanine Loan and Preferred Equity(1)	$100,000	$100,000	March 2018
Mezzanine Loan(2)	25,854	24,542	July 2036
	$125,854	$124,542

(1)	These loans were extended in February 2017.

(2)	The Company has the ability to convert this loan into an equity position starting in 2021 and the borrower is able to force this conversion in 2024.
Sale of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2017:

Property	Ownership Interest	Disposition Date	Type of Sale	Gross Asset Valuation (in thousands)(1)	Gain on Sale (in thousands)(2)
102 Greene Street	10.00%	September 2017	Ownership Interest	$43,500	$283

(1)	Represents implied gross valuation for the joint venture or sales price of the property.

(2)	Represents the Company's share of the gain.
In May 2017, our investment in a joint venture that owned two mezzanine notes secured by interests in the entity that owns 76 11th Avenue was repaid after the joint venture received repayment of the underlying loans.
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2017 and December 31, 2016, respectively, are as follows (amounts in thousands):

Property	Economic Interest (1)	Maturity Date	Interest Rate (2)	September 30, 2017	December 31, 2016
Floating Rate Debt:
131-137 Spring Street	20.00%	August 2020	2.77%	$141,000	$141,000
Total joint venture mortgages and other loans payable				$141,000	$141,000
Deferred financing costs, net				(3,139)	(3,970)
Total joint venture mortgages and other loans payable, net				$137,861	$137,030

(1)
Economic interest represent the Company's interests in the joint venture as of September 30, 2017. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures note above.

(2)	Effective weighted average interest rate for the three months ended September 30, 2017, taking into account interest rate hedges in effect during the period.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Assets
Commercial real estate property, net	$274,695	$279,451
Debt and preferred equity investments, net	140,850	273,749
Other assets	15,019	18,922
Total assets	$430,564	$572,122
Liabilities and members' equity
Mortgages and other loans payable, net	$137,861	$137,030
Other liabilities	19,764	22,185
Members' equity	272,939	412,907
Total liabilities and members' equity	$430,564	$572,122
Company's investments in unconsolidated joint ventures	$128,794	$174,127
The combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2017 and 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$7,340	$3,707	$26,934	$27,590
Operating expenses	182	(175)	636	1,003
Real estate taxes	381	33	1,013	881
Interest expense, net of interest income	1,025	37	2,759	2,144
Amortization of deferred financing costs	283	—	837	831
Depreciation and amortization	2,102	—	6,304	6,303
Total expenses	$3,973	$(105)	$11,549	$11,162
Net income	$3,367	$3,812	$15,385	$16,428
Company's equity in net income from unconsolidated joint ventures	$2,927	$4,276	$10,362	$10,399

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

7. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments at September 30, 2017 and December 31, 2016, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate (1)	September 30, 2017	December 31, 2016
Fixed Rate Debt:
919 Third Avenue (2)	June 2023	5.12%	$500,000	$500,000
315 West 33rd Street	February 2027	4.24%	250,000	—
Floating Rate Debt:
2016 Master Repurchase Agreement	July 2018	3.73%	$184,642	$184,642
Total mortgages and other loans payable			$934,642	$684,642
Deferred financing costs, net of amortization			(12,593)	(8,574)
Total mortgages and other loans payable, net			$922,049	$676,068

(1)	Effective weighted average interest rate for the quarter ended September 30, 2017.

(2)	We own a 51.0% controlling interest in the consolidated joint venture that is the borrower on this loan.
At September 30, 2017 and December 31, 2016, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable, not including assets held for sale, was approximately $2.5 billion and $1.7 billion, respectively.
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
In June 2017, we entered into the 2017 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest on a floating rate basis at a spread to 30-day LIBOR based on the pledged collateral and advance rate and has an initial one year term, with two one year extension options. At September 30, 2017, the facility had a carrying value of $(1.1) million, representing deferred financing costs presented within other liabilities.
In July 2016, we entered into a restated 2016 MRA, with a maximum facility capacity of $300.0 million. The facility bears interest ranging from 225 and 400 basis points over 30-day LIBOR depending on the pledged collateral and has an initial two-year term, with a one year extension option. Since December 6, 2015, we have been required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period when the average daily balance is less than $150.0 million. At September 30, 2017, the facility had a carrying value of $182.8 million, net of deferred financing costs.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

8. Corporate Indebtedness
2012 Credit Facility
In August 2016, we entered into an amendment to the credit facility that was originally entered into by the Company in November 2012, referred to as the 2012 credit facility. As of September 30, 2017, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility and a $1.2 billion term loan, with a maturity date of March 29, 2019 and June 30, 2019, respectively. The revolving credit facility has an as-of-right extension to March 29, 2020. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2017, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.
At September 30, 2017, the applicable spread was 125 basis points for the revolving credit facility and 140 basis points for the term loan facility. At September 30, 2017, the effective interest rate was 2.49% for the revolving credit facility and 2.63% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2017, the facility fee was 25 basis points.
As of September 30, 2017, we had $80.8 million of outstanding letters of credit, $280.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At September 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $275.8 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At September 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
ROP, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2017 and December 31, 2016, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2017 Unpaid Principal Balance	September 30, 2017 Accreted Balance	December 31, 2016 Accreted Balance	Coupon Rate (1)	Effective Rate	Initial Term (in Years)	Maturity Date
August 5, 2011 (2)	$250,000	$249,934	$249,880	5.00%	5.00%	7	August 2018
March 16, 2010 (2)	250,000	250,000	250,000	7.75%	7.75%	10	March 2020
November 15, 2012 (2)	200,000	200,000	200,000	4.50%	4.50%	10	December 2022
December 17, 2015 (2)	100,000	100,000	100,000	4.27%	4.27%	10	December 2025
	$800,000	$799,934	$799,880
Deferred financing costs, net		(3,650)	(4,620)
	$800,000	$796,284	$795,260

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
Issued by SL Green, the Operating Partnership and ROP, as co-obligors. In October 2017, SL Green, the Operating Partnership and ROP, as co-obligors issued an additional $100.0 million of the 4.50% senior unsecured bonds due December 2022. The additional notes priced at 105.334% plus accrued interest from June 1, 2017, with a yield to maturity of 3.298%.

ROP provides a guaranty of the Operating Partnership's obligations under its 3.00% Exchangeable Senior Notes due 2017, which were repaid in October 2017. ROP also provides a guaranty of the Operating Partnership's obligations under its 3.25% Senior Notes due 2022, which were issued in October 2017 and will mature in October 2022.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2017 and 2016, we were in compliance with all such covenants.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility and senior unsecured notes as of September 30, 2017, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal	Revolving Credit Facility	Unsecured Term Loan	Senior Unsecured Notes	Total
Remaining 2017	$—	$—	$—	$—	$—	$—
2018	—	184,642	—	—	250,000	434,642
2019	—	—	280,000	1,183,000	—	1,463,000
2020	—	—	—	—	250,000	250,000
2021	—	—	—	—	—	—
Thereafter	—	750,000	—	—	300,000	1,050,000
	$—	$934,642	$280,000	$1,183,000	$800,000	$3,197,642
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense before capitalized interest	$34,658	$25,087	$96,740	$84,175
Interest capitalized	(31)	(362)	(533)	(799)
Interest income	—	(2)	(5)	(9)
Interest expense, net	$34,627	$24,723	$96,202	$83,367
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
Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2017 and 2016, respectively.
We also recorded expenses for these services, inclusive of capitalized expenses, of $2.6 million and and $7.1 million for the three and nine months ended September 30, 2017, respectively, for these services (excluding services provided directly to tenants), and $1.2 million and $6.0 million for the three and nine months ended September 30, 2016, respectively.

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

Allocated Expenses from SL Green
Property operating expenses include an allocation of salary and other operating costs from SL Green based on square footage of the related properties. Such amount was approximately $3.0 million and $9.2 million for the three and nine months ended September 30, 2017, respectively. The amount was $2.8 million and $8.2 million for the three and nine months ended September 30, 2016, respectively.
Insurance
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2017. We incurred insurance expense of approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 2016.
10. Preferred Units
Through a consolidated subsidiary, we have authorized up to 109,161 3.50% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of SL Green common stock for each Greene Series B Preferred Unit. As of September 30, 2017, no Greene Series B Preferred Units have been issued.
ASC 815 Derivatives and Hedging requires bifurcation of certain embedded derivative instruments, such as conversion features in convertible equity instruments, and their measurement at fair value for accounting purposes. The conversion feature embedded in the Subsidiary Series A Preferred Units was evaluated, and it was determined that the conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. The derivative is reported as a derivative liability in accrued interest and other liabilities on the accompanying consolidated balance sheet and is adjusted to its fair value at each reporting date, with a corresponding adjustment to interest expense, net of interest income. The embedded derivative for the Subsidiary Series A Preferred Units was initially recorded at a fair value of zero on July 22, 2015, the date of issuance. At December 31, 2016, the carrying amount of the derivative was adjusted to its fair value of zero, with a corresponding adjustment to preferred units and interest expense, net of interest income. At September 30, 2017, the carrying amount and fair value of the derivative remained at zero.
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
September 30, 2017
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
As of September 30, 2017 we held notes receivable totaling $250.0 million which were purchased at par, and were in maturity default at the time of acquisition. In August 2017, the Company determined that it was probable that the loans would not be repaid in full and therefore, the loans were put on non-accrual status. The Company has initiated proceedings to foreclose on the property, and expects to take control of the property unless the buyer is able to repay the principal and interest, including default interest and fees, on the notes receivable in full prior to the completion of the foreclosure process. We believe the collateral value is sufficient to recover the carrying amounts of the notes receivable.
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
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$2,020,739	(2)	$1,640,412	(2)

Fixed rate debt	$2,349,934	$2,441,240	$2,099,880	$2,183,042
Variable rate debt	847,642	855,640	567,642	580,083
	$3,197,576	$3,296,880	$2,667,522	$2,763,125

(1)	Amounts exclude net deferred financing costs.

(2)
At September 30, 2017, debt and preferred equity investments had an estimated fair value ranging between $2.0 billion and $2.2 billion. At December 31, 2016, debt and preferred equity investments had an estimated fair value ranging between $1.6 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2017 and December 31, 2016. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
13. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

of our designated derivative instruments are effective hedging instruments. As of September 30, 2017, the Company had not designated any interest rate swap agreements on any debt investment.
Gains and losses on terminated hedges are included in accumulated other comprehensive loss, and are recognized into earnings over the term of the related senior unsecured notes. As of September 30, 2017 and December 31, 2016, the deferred net losses from these terminated hedges, which are included in accumulated other comprehensive loss relating to net unrealized loss on derivative instruments, was approximately $1.3 million and $1.6 million, respectively.
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
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swap	$—	$—	Interest expense	$89	$90	Interest expense	$—	$—
The following table presents the effect of our derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Amount of (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2017	2016		2017	2016		2017	2016
Interest Rate Swap	$—	$(13)	Interest expense	$269	$521	Interest expense	$—	$3
14. Commitments and Contingencies
Legal Proceedings
As of September 30, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Environmental Matters

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

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
Ground Leases Arrangements
The following is a schedule of future minimum lease payments under non-cancellable operating leases with initial terms in excess of one year as of September 30, 2017 (in thousands):

Non-cancellable operating leases
Remaining 2017	$5,147
2018	20,586
2019	20,586
2020	20,586
2021	20,736
Thereafter	308,202
Total minimum lease payments	$395,843
15. Segment Information
We are engaged in acquiring, owning, managing and leasing commercial properties in Manhattan, Brooklyn, Westchester County, Connecticut and New Jersey and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, insurance, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.
Selected consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, and selected asset information as of September 30, 2017 and December 31, 2016, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2017	$193,962	$47,946	$241,908
September 30, 2016	195,621	75,715	271,336
Nine months ended:
September 30, 2017	$577,151	$148,924	$726,075
September 30, 2016	567,277	175,481	742,758
Income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves
Three months ended:
September 30, 2017	$24,705	$39,988	$64,693
September 30, 2016	27,975	74,948	102,923
Nine months ended:
September 30, 2017	$87,700	$131,524	$219,224
September 30, 2016	82,430	167,613	250,043
Total assets

Reckson Operation Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2017
(unaudited)

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
As of:
September 30, 2017	$6,563,972	$2,189,588	$8,753,560
December 31, 2016	6,785,305	1,969,308	8,754,613
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment includes actual costs incurred for borrowings on the 2016 MRA and 2017 MRA. Interest is imputed on the investments that do not collateralize the 2016 MRA or 2017 MRA using our corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses to the debt and preferred equity segment since the use of personnel and resources is dependent on transaction volume between the two segments and varies period over period. In addition, we base performance on the individual segments prior to allocating marketing, general and administrative expenses. For the three and nine months ended September 30, 2017, and 2016, marketing, general and administrative expenses totaled $0.1 million, $0.2 million, $0.3 million, and $0.6 million, respectively. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.
The table below reconciles income from continuing operations to net income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before equity in net gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of real estate, and depreciable real estate reserves	$64,693	$102,923	$219,224	$250,043
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	282	—	285	—
Gain (loss) on sale of real estate	114	—	5,047	(6,899)
Depreciable real estate reserves	(379)	—	(85,707)	—
Net income	$64,710	$102,923	$138,849	$243,144

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
As of September 30, 2017, we owned the following interests in properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

Location	Type	Number of Properties	Approximate Square Feet (unaudited)	Weighted Average Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16	8,463,245	95.7%
	Retail(2)(3)	5	364,816	98.0%
	Fee Interest	1	176,530	100.0%
		22	9,004,591	95.9%
Suburban	Office(4)	15	2,746,000	84.6%
	Retail	1	52,000	100.0%
		16	2,798,000	84.9%
Total commercial properties		38	11,802,591	93.2%
Residential:
Manhattan	Residential(2)	—	222,855	88.0%
Total portfolio		38	12,025,446	93.2%

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total square footage at acquisition. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)
As of September 30, 2017, we owned a building at 315 West 33rd Street, also known as The Olivia, that was comprised of approximately 270,132 square feet (unaudited) of retail space and approximately 222,855 square feet (unaudited) of residential space. For the purpose of this report, we have included this building in the number of retail properties we own. However, we have included only the retail square footage in the retail approximate square footage, and have listed the balance of the square footage as residential square footage.

(3)	Includes two unconsolidated joint venture retail properties at 131-137 Spring Street comprised of approximately 68,342 square feet.

(4)
Includes the properties at 16 Court Street in Brooklyn, New York, and 125 Chubb Avenue in Lyndhurst, New Jersey which are classified as held for sale at September 30, 2017. The sales closed in October 2017.

Critical Accounting Policies
Refer to the 2016 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the nine months ended September 30, 2017.

Results of Operations
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016
The following comparison for the three months ended September 30, 2017, or 2017, to the three months ended September 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at September 30, 2017 (Same-Store Properties totaled 34 of our 36 consolidated operating properties),

ii.
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

iv.	“Other,” which represents corporate level items not allocable to specific properties,

(in thousands)	2017	2016	$ Change	% Change
Rental revenue, net	$167,346	$166,456	$890	0.5%
Escalation and reimbursement	25,721	28,158	(2,437)	(8.7)%
Investment income	47,946	75,715	(27,769)	(36.7)%
Other income	895	1,007	(112)	(11.1)%
Total revenues	241,908	271,336	(29,428)	(10.8)%

Property operating expenses	89,294	87,715	1,579	1.8%
Transaction related costs	—	98	(98)	(100.0)%
Marketing, general and administrative	92	156	(64)	(41.0)%
Total expenses	89,386	87,969	1,417	1.6%

Operating income	152,522	183,367	(30,845)	(16.8)%

Interest expense, net of interest income	(34,627)	(24,723)	(9,904)	40.1%
Amortization of deferred financing costs	(2,580)	(2,081)	(499)	24.0%
Depreciation and amortization	(53,549)	(57,916)	4,367	(7.5)%
Equity in net income from unconsolidated joint ventures	2,927	4,276	(1,349)	(31.5)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate	282	—	282	100.0%
Gain (loss) on sale of real estate	114	—	114	100.0%
Depreciable real estate reserves	(379)	—	(379)	100.0%
Net income	64,710	102,923	(38,213)	(37.1)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of our Same-Store Properties ($4.0 million), which included 711 Third Avenue ($2.3 million), and 919 Third Avenue ($1.7 million), partially offset by Disposed Properties ($3.2 million), which included the sale of 680/750 Washington Boulevard in the third quarter of 2017 ($2.2 million) and 520 White Plains Road in the second quarter of 2017 ($1.0 million).
Escalation and reimbursement revenue decreased primarily as a result of Disposed Properties ($0.4 million) and lower recoveries at our Same-Store properties ($2.0 million).

Investment Income
For the three months ended September 30, 2017, investment income decreased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million) in the third quarter of 2016, partially offset by a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the three months ended September 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $2.0 billion and 9.4%, excluding our investment in Two Herald Square which was put on non-accrual in August 2017, respectively, compared to $1.4 billion and 9.4%, respectively, for the same period in 2016. As of September 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.3 years excluding extension options and excluding our investment in Two Herald Square.
Other Income
Other income decreased primarily as a result lower termination fee income at our Same-Store Properties ($0.1 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($1.9 million), partially offset by the sale of 520 White Plains Road ($0.7 million) in the second quarter of 2017.
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
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of the refinance of 315 West 33rd Street in the first quarter of 2017 ($2.8 million), a higher weighted average balance of the 2012 revolving credit facility ($2.1 million), a higher weighted average balance of the 2012 term loan facility ($1.6 million), and increased interest expense related to our repurchase agreements ($1.2 million). The weighted average consolidated debt balance outstanding was $3.4 billion for the three months ended September 30, 2017 as compared to $2.6 billion for the three months ended September 30, 2016. The weighted average consolidated interest rate was 3.82% for the three months ended September 30, 2017 as compared to 3.85% for the three months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the acquisition of 110 Greene Street ($5.6 million), partially offset by increased depreciation at 919 Third Avenue ($2.2 million).
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the repayment of a debt investment early in the second quarter of 2017 ($1.5 million).
Equity in Net Loss on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the three months ended September 30, 2017 we recognized a gain on sale related to our interest in 102 Greene Street ($0.3 million).

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016
The following comparison for the nine months ended September 30, 2017, or 2017, to the nine months ended September 30, 2016, or 2016, makes reference to the effect of the following:

i.
“Same-Store Properties,” which represents all operating properties owned by us at January 1, 2016 and still owned by us in the same manner at September 30, 2017 (Same-Store Properties totaled 34 of our 36 consolidated operating properties),

ii.
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

iv.	“Other,” which represents corporate level items not allocable to specific properties,

(in thousands)	2017	2016	$ Change	% Change
Rental revenue, net	$502,376	$486,350	$16,026	3.3%
Escalation and reimbursement	73,163	78,173	(5,010)	(6.4)%
Investment income	148,924	175,481	(26,557)	(15.1)%
Other income	1,612	2,754	(1,142)	(41.5)%
Total revenues	726,075	742,758	(16,683)	(2.2)%

Property operating expenses	257,876	253,481	4,395	1.7%
Transaction related costs	2	343	(341)	(99.4)%
Marketing, general and administrative	321	605	(284)	(46.9)%
Total expenses	258,199	254,429	3,770	1.5%

Operating income	467,876	488,329	(20,453)	(4.2)%

Interest expense, net of interest income	(96,202)	(83,367)	(12,835)	15.4%
Amortization of deferred financing costs	(6,706)	(5,953)	(753)	12.6%
Depreciation and amortization	(156,106)	(159,365)	3,259	(2.0)%
Equity in net income from unconsolidated joint ventures	10,362	10,399	(37)	(0.4)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	285	—	285	100.0%
Gain (loss) on sale of real estate	5,047	(6,899)	11,946	(173.2)%
Depreciable real estate reserves	(85,707)	—	(85,707)	100.0%
Net income	138,849	243,144	(104,295)	(42.9)%
Rental, Escalation and Reimbursement Revenues
Rental revenue increased primarily as a result of increases in rents and occupancy at our Same-Store Properties ($21.2 million), which included 919 Third Avenue ($7.8 million), 711 Third Avenue ($7.7 million), and 125 Park Avenue ($3.3 million), partially offset by the Disposed Properties ($4.0 million), which included the sale of 680/750 Washington Boulevard in the third quarter of 2017 ($2.4 million) and 520 White Plains Road in the second quarter of 2017 ($1.6 million).
Escalation and reimbursement revenue decreased primarily as a result of the Disposed Properties ($0.7 million) which included the sale of 680/750 Washington Boulevard in the third quarter of 2017 ($0.5 million) and 520 White Plains Road in the second quarter of 2017 ($0.2 million) as well as lower recoveries at our Same-Store Properties ($3.6 million).

Investment Income
For the nine months ended September 30, 2017, investment income decreased primarily as a result of additional income recognized from the recapitalization of a debt investment ($41.0 million) in the third quarter of 2016, partially offset by previously unrecognized income related to our preferred equity investment in 885 Third Avenue ($14.3 million), a larger weighted average book balance and an increase in the LIBOR benchmark rate. For the nine months ended September 30, 2017, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.9 billion and 9.3% excluding our investment in Two Herald Square which was put on non-accrual in August 2017, respectively, compared to $1.5 billion and 9.8%, respectively, for the same period in 2016. As of September 30, 2017, the debt and preferred equity investments had a weighted average term to maturity of 2.3 years excluding extension options and excluding our investment in Two Herald Square.
Other Income
Other income decreased primarily as a result of the reversal of $1.2 million of fees, which were recognized in the prior year, as a result of the Company being relieved of the obligation to perform certain services.
Property Operating Expenses
Property operating expenses increased primarily as a result of higher real estate taxes resulting from higher assessed values and tax rates at our Same-Store Properties ($5.6 million), partially offset by decreased operating expenses from our Disposed Properties ($2.4 million) which included the sale 520 White Plains Road ($1.3 million) in the second quarter of 2017, and the sale of 680/750 Washington Boulevard ($1.0 million) in the third quarter of 2017.
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
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of financing costs, net of interest income, increased primarily as a result of the refinance of 315 West 33rd Street in the first quarter of 2017 ($7.7 million), and increased interest expense related to our repurchase agreements ($1.2 million). The weighted average consolidated debt balance outstanding was $3.1 billion for the nine months ended September 30, 2017 as compared to $3.1 billion for the nine months ended September 30, 2016. The weighted average consolidated interest rate was 3.86% for the nine months ended September 30, 2017 as compared to 3.57% for the nine months ended September 30, 2016.
Depreciation and Amortization
Depreciation and amortization decreased primarily as a result of the Disposed Properties ($3.1 million), which included the sale of 680/750 Washington Boulevard ($1.9 million) in the third quarter of 2017, and the sale of 520 White Plains Road ($1.2 million) in the second quarter of 2017.
Equity in Net Income from Unconsolidated Joint Venture
Equity in net income from unconsolidated joint ventures decreased primarily as a result of the second quarter 2017 repayment of a debt investment which was contributed to an unconsolidated joint venture in the third quarter of 2016 ($1.4 million), partially offset by the contribution of a debt investment to an unconsolidated joint venture in the second quarter of 2017 ($1.3 million).
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the nine months ended September 30, 2017, we recognized a gain on sale related to our interests in 102 Greene Street ($0.3 million).
Depreciable Real Estate Reserves
During the nine months ended September 30, 2017, we recorded a $85.7 million charge in connection with 520 White Plains Road in Tarrytown, NY, and 680/750 Washington Boulevard in Stamford, Connecticut.
Gain (loss) on Sale of Real Estate
During the nine months ended September 30, 2017, we recognized a gain on the sale associated with the partial sale of the property at 102 Greene Street ($4.9 million). During the nine months ended September 30, 2016, we recognized a loss on the sale of 7 International Drive, Westchester County, NY ($6.9 million).

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
Cash and cash equivalents were $36.0 million and $66.2 million at September 30, 2017 and 2016, respectively, representing a decrease of $30.2 million. The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$286,772	$303,483	$(16,711)
Net cash (used in) provided by investing activities	$(129,936)	$64,084	$(194,020)
Net cash used in financing activities	$(180,752)	$(351,397)	$170,645
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and make distributions to SL Green. At September 30, 2017, our operating portfolio was 93.2% occupied. Our debt and preferred equity investments also provide a steady stream of operating cash flow to us.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.

During the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, we used cash primarily for the following investing activities (in thousands):

Additions to land, buildings and improvements	$(14,817)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	5,132
Investments in unconsolidated joint ventures	24,877
Distributions in excess of cumulative earnings from unconsolidated joint ventures	48,010
Net proceeds from disposition of real estate/joint venture interest	71,269
Other investments	41,719
Origination of debt and preferred equity investments	(380,635)
Repayments or redemption of debt and preferred equity investments	10,425
Decrease in net cash provided by investing activities	$(194,020)
Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $82.9 million for the nine months ended September 30, 2016 to $97.7 million for the nine months ended September 30, 2017, relating primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through the sale of real estate, property-level financing, our 2012 credit facility, our MRA facilities, and senior unsecured notes. During the nine months ended September 30, 2017, when compared to the nine months ended September 30, 2016, we used cash for the following financing activities (in thousands):

Proceeds from mortgages and other loans payable	$249,617
Repayments of mortgages and other loans payable	119,165
Proceeds from revolving credit facility and senior unsecured notes	187,500
Repayments of revolving credit facility and senior unsecured notes	1,091,808
Distributions to noncontrolling interests in other partnerships	(43,251)
Contributions from common unitholder	(1,815,757)
Distributions to common and preferred unitholders	424,159
Other obligations related to loan participations	(42,413)
Deferred loan costs and capitalized lease obligation	(183)
Decrease in net cash used in financing activities	$170,645
Capitalization
All of our issued and outstanding Class A common units are owned by Wyoming Acquisition GP LLC or the Operating Partnership.
Indebtedness
2012 Credit Facility
As of September 30, 2017, we had $80.8 million of outstanding letters of credit, $280.0 million drawn under the revolving credit facility and $1.2 billion outstanding under the term loan facility, with total undrawn capacity of $1.2 billion under the 2012 credit facility. At September 30, 2017 and December 31, 2016, the revolving credit facility had a carrying value of $275.8 million and $(6.3) million, respectively, net of deferred financing costs. The December 31, 2016 carrying value represents deferred financing costs and is presented within other liabilities. At September 30, 2017 and December 31, 2016, the term loan facility had a carrying value of $1.2 billion and $1.2 billion, respectively, net of deferred financing costs.
ROP, SL Green, and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. None of SL Green's other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green's ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to SL Green's common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2017 and 2016, we were in compliance with all such covenants.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through either the use of interest rate derivative instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2017 would decrease our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by approximately $3.7 million. At September 30, 2017, 59.9% of our $2.0 billion debt and preferred equity portfolio is indexed to LIBOR.
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
Our long-term debt of $2.3 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt as of September 30, 2017 bore interest based on a spread of LIBOR plus 125 basis points to LIBOR plus 313 basis points.
Contractual Obligations
Refer to our 2016 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2017.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including debt and preferred equity investments. These investments all have varying ownership structures. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the remainder of the year ending December 31, 2017, we expect to incur $24.2 million of recurring capital expenditures and $7.4 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental borrowings. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, potential asset sales, borrowings, or additional debt issuances.
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
We obtained insurance coverage through an insurance program administered by SL Green. In connection with this program, we incurred insurance expense of approximately $1.3 million and $4.1 million for the three and nine months ended September 30, 2017. We incurred insurance expense of approximately $1.5 million and $4.4 million for the three and nine months ended September 30, 2016.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Interest Rate Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposures to market risk have not changed materially since December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2017, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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

101.1
The following financial statements from Reckson Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RECKSON OPERATING PARTNERSHIP, L.P.

BY: WYOMING ACQUISITION GP LLC
	By:	/s/ MATTHEW J. DILIBERTO
Matthew J. DiLiberto Treasurer

Date: November 14, 2017